Form 10-Q
period 1997-06-30
PANAMSAT CORP /NEW/
filed 1997-08-14
CIK 1037388

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to ___________

                           Commission File No. 0-22531

                              PanAmSat Corporation*
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                       95-4607698
     (State or other Jurisdiction of        (I.R.S.  Employer
      Incorporation or Organization)        Identification No.)

                    One Pickwick Plaza, Greenwich, CT. 06830
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 203-622-6664

       -----------------------------------------------------------------
                     (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES  X**    NO

As of June 30, 1997, an aggregate of 149,122,807 shares of the Company's Common Stock were outstanding.


* PanAmSat Corporation ("PanAmSat" or the "Company") is the parent corporation of PanAmSat International Systems, Inc. ("Old PanAmSat")(Commission File No. 0-26712; IRS Employer Identification No. 06-1407851), which was known as "PanAmSat Corporation" until May 16, 1997, when it became a wholly owned subsidiary of PanAmSat as a consequence of the combination of Old PanAmSat and the commercial satellite business of Hughes Communications, Inc. (the "Galaxy Business"), as more fully described herein. The Company has applied the purchase method of accounting to the transaction with the Galaxy Business as the acquiror.

** PanAmSat became subject to the reporting requirements of the Securities Exchange Act of 1934 on May 6, 1997, upon the effectiveness of its Registration Statement on Form 8-A, and has filed all reports required to be filed since that date.

                              PanAmSat Corporation
                       For the Quarter Ended June 30, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Consolidated Balance Sheets, June 30, 1997 (unaudited) and December 31, 1996.

Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and 1996(unaudited).

Consolidated Statements of Operations for the Three Months Ended June 30, 1997 and 1996 (unaudited).

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (unaudited).

Notes to Consolidated Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

Signature



Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995


This Quarterly Report contains historical information and forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Form 10-Q and the documents incorporated by reference herein, the words "estimate," "project," "anticipate," "expect," "believe" and other expressions used to indicate future events are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Quarterly Report and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, the Company's other filings with the Securities and Exchange Commission.

                              PanAmSat Corporation
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      June 30,          December 31,
                                                                        1997                1996
                                                                     -----------        ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $   335,411         $        29
 Operating lease, sale and contract
    receivables                                                           57,657              21,742
 Net investment in sales type leases                                      25,621              20,634
 Prepaid expenses and other current assets                                24,045              23,313
 Deferred income taxes                                                    42,978              46,989
                                                                     -----------        ------------
TOTAL CURRENT ASSETS                                                     485,712             112,707

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT, AT COST                                                    1,601,750             744,610
Less:  Accumulated Depreciation and
 Amortization                                                           (531,115)           (340,717)
                                                                     -----------        ------------
                                                                       1,070,635             403,893

MARKETABLE SECURITIES                                                    330,000                0.00

SATELLITE SYSTEMS UNDER DEVELOPMENT                                    1,232,696             316,332

NET INVESTMENT IN SALES TYPE LEASES                                      337,686             320,610

INTANGIBLE ASSETS, NET OF AMORTIZATION                                 2,537,609              72,896

DEFERRED INCOME TAXES                                                     92,544                0.00

DEFERRED COSTS AND OTHER ASSETS                                           57,635              49,078
                                                                     -----------        ------------

TOTAL ASSETS                                                         $ 6,144,517         $ 1,275,516
                                                                     -----------        ------------


                              PanAmSat Corporation
                   CONSOLIDATED BALANCE SHEETS - (continued)
                       (in thousands, except share data)


                                                                      June 30,          December 31,
                                                                        1997                1996
                                                                     -----------        ------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                   $     4,342         $         0
 Accounts payable and accrued liabilities                                143,473              24,459
 Accrued in-orbit performance insurance                                   17,711              26,481
 Deferred gains on sales and leasebacks                                        0              42,871
 Deferred revenue                                                         14,671               5,424
                                                                     -----------        ------------
TOTAL CURRENT LIABILITIES                                                180,197              99,235

DUE TO AFFILIATES                                                      1,812,286                   0

LONG-TERM DEBT                                                           633,250                   0

ACCRUED OPERATING LEASEBACK AND
  CONTRACT EXPENSES                                                       87,266             107,841

DEFERRED INCOME TAXES                                                    137,870                   0

DEFERRED REVENUE                                                         108,767              31,596

DEFERRED GAINS ON SALES AND LEASEBACKS                                   256,187             234,751
                                                                     -----------        ------------

TOTAL LIABILITIES                                                    $ 3,215,823         $   473,423
                                                                     -----------        ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, 12-3/4% Mandatorily
 Exchangeable Senior Redeemable Preferred
 Stock, $0.01 par value, 20,000,000 shares
 authorized, 352,740 shares issued and
 outstanding 9,389 shares for accrued dividend                           421,392                   0
                                                                     -----------        ------------

PARENT COMPANY'S NET INVESTMENT                                                0             802,093

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value 400,000,000
  shares authorized, 149,122,807 shares issued
  and outstanding                                                          1,491                   0
 Additional paid-in-capital                                            2,498,885                   0
 Retained earnings                                                         6,926                   0
                                                                     -----------        ------------
Total Stockholders' Equity                                             2,507,302                   0
                                                                     -----------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 6,144,517         $ 1,275,516
                                                                     -----------        ------------


                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)


                                                                      June 30,          June 30,
                                                                        1997              1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    52,184         $    84,210
  Operating leases, satellite services and other                         209,561             168,336
                                                                     -----------        ------------
                                                                         261,745             252,546
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                            20,476              26,520
  Leaseback expense, net of deferred gain                                 30,883              33,643
  Depreciation and amortization                                           45,574              29,854
  Direct operating costs                                                  16,347              21,906
  Selling, general and administrative expenses                            18,856              14,079
                                                                       -----------        ------------
                                                                         132,136             126,002
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   129,609             126,544

INTEREST EXPENSE, NET                                                    (16,687)             (4,545)
OTHER INCOME                                                                 385               2,146
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES                                               113,307             124,145

INCOME TAXES                                                              47,737              46,554
                                                                     -----------        ------------
NET INCOME                                                           $    65,570         $    77,591
                                                                     -----------        ------------
PREFERRED STOCK DIVIDEND                                                   5,785                   0
                                                                     -----------        ------------
NET INCOME TO COMMON SHARES                                          $    59,785         $    77,591
                                                                     -----------        ------------

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended June 30, 1997 and 1996
                                 (in thousands)



                                                                     June 30,           June 30,
                                                                       1997                1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    11,158         $    18,423
  Operating leases, satellite services and other                         123,034              98,864
                                                                     -----------        ------------
                                                                         134,192             117,287
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                             4,054               7,357
  Leaseback expense, net of deferred gain                                 15,466              19,475
  Depreciation and amortization                                           30,989              14,718
  Direct operating costs                                                   8,189              11,397
  Selling, general and administrative expenses                            13,396               6,814
                                                                     -----------        ------------
                                                                          72,094              59,761
                                                                     -----------        ------------
INCOME FROM OPERATIONS                                                    62,098              57,526

INTEREST EXPENSE, NET                                                    (14,909)               (357)
OTHER INCOME (EXPENSE)                                                      (847)              1,325
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES                                                46,342              58,494

INCOME TAXES                                                              22,625              18,597
                                                                     -----------        ------------
NET INCOME                                                           $    23,717         $    39,897
                                                                     -----------        ------------
PREFERRED STOCK DIVIDEND                                                   5,785                   0
                                                                     -----------        ------------
NET INCOME TO COMMON SHARES                                          $    17,932         $    39,897
                                                                     -----------        ------------

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)


                                                                      June 30,          June 30,
                                                                        1997                1996
                                                                     -----------        ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                           $   65,570         $    77,591
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Gross profit on sales - type leases                                    (33,572)            (47,858)
  Depreciation and amortization                                           45,574              29,854
  Deferred income taxes                                                  (28,987)            (39,880)
  Amortization of gains on sales and leasebacks                          (21,435)            (20,123)
  Provision for uncollectible receivables                                 (4,534)             (2,632)
  Accretion of interest on senior subordinated discount notes              5,585                   -
  Interest expense capitalized                                           (19,139)                  -
  Changes in assets and liabilities, net of acquired assets and liabilities:
   Collections on investments in sales-type leases                        11,509              18,514
   (Increase) decrease in operating lease and other
      receivables                                                        (20,179)              2,919
   Increase (decrease) in prepaid expenses and other current assets       16,513              (6,251)
   Increase (decrease) in accounts payable and accrued liabilities         8,058              (5,340)
   Increase (decrease) in accrued in-orbit performance
      insurance                                                           (8,770)              3,067
   Increase (decrease) in accrued operating lease expense                (20,575)             28,610
   Increase (decrease) in deferred gains and revenues                      3,577              (3,910)
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (805)             34,561
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Old PanAmSat, net of cash acquired                    (1,018,669)                  -
 Capital Expenditures                                                   (335,215)           (130,875)
 Proceeds from sale and leaseback of satellite transponders                    -             252,000
 Purchase of marketable securities                                       (36,827)                  -
 Decrease in other assets                                                  2,415                   -
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,388,296)            121,125
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                        1,725,000                   -
 Net (distributions to) contributions from Parent Company                      -            (155,686)
 Repayments of long-term debt                                               (517)                  -
                                                                     -----------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,724,483            (155,686)
                                                                     -----------        ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              335,382                   -
 CASH AND EQUIVALENTS, beginning of period                                    29                  35
                                                                     -----------        ------------
 CASH AND EQUIVALENTS, end of period                                 $   335,411         $        35
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $     5,801         $     1,051
                                                                     -----------        ------------
 Cash paid for interest                                              $    15,616         $    10,327
                                                                     -----------        ------------
 Cash paid for taxes                                                 $    32,898         $    46,554
                                                                     -----------        ------------


                  The accompanying notes are an integral part
                    of these consolidated financial statement

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (1) General.

              These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 1997 and 1996 have been made. Operating results for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in PanAmSat's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 17, 1997.

       (2) Business Combination.

              Effective May 16, 1997, the combination of Old PanAmSat and the Galaxy Business was completed (the "Combination"). Pursuant to the Combination, the aggregate consideration paid to Old PanAmSat shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. Concurrent with the Combination and as an integral part thereof, the Company sold its direct-to-home ("DTH") television rights in certain foreign markets to an affiliate for $225 million (the "DTH Options").

              The Company has applied the purchase method of accounting to the transaction with the Galaxy Business as the acquiror. The acquisition value of $3.0 billion (including $225 million related to the sale of the DTH Options) has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective fair values. Assets acquired totaled $1.9 billion and liabilities assumed were $1.4 billion. A total of $2.5 billion, representing the excess of acquisition value over the fair value of Old PanAmSat's net tangible assets, has been allocated to intangible assets and is being amortized over 40 years.

              The Company's consolidated results of operations have incorporated Old PanAmSat's activity commencing upon the effective date of the Combination. The unaudited pro forma information below presents combined results of operations as if the Combination had occurred at the beginning of the respective periods presented (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.3 million, both of which

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


              are non-recurring items which are not indicative of the Company's ordinary course of business). The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of the respective periods presented, nor is it necessarily indicative of future results.


                      (in thousands, except per share data)

                        Three Months Ended               Six Months Ended
                             June 30,                        June 30,
                             --------                        --------
                           1997      1996           1997                1996
                           ----      ----           ----                ----
Revenues               $ 184,977   $ 177,571     $ 387,786          $ 363,253
Net income                22,383      15,451        48,117             27,510
Earnings per share          0.15        0.10          0.32               0.18

       (3)  New Accounting Pronouncement.

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will be adopted by the Company in fiscal 1998 as required by the statement. SFAS No. 128 simplifies the standards for computing earnings per share required by APB Opinion No. 15 "Earnings per Share." As the Company does not have any common stock equivalents as of June 30, 1997, the Company does not believe the adoption of SFAS No. 128 will have an impact in the computation of earnings per share to be presented within the Company's financial statements.

       (4) Subsequent Events.

              On August 8, 1997, the Company successfully launched its PAS-6 Atlantic Ocean Region satellite, the first communications satellite ever dedicated for DTH television services in Latin America. The entire PAS-6 payload, 36 Ku-band transponders, is fully sold to Sky Latin America, which will use the satellite to beam hundreds of television channels to its DTH service subscribers in Latin America. PAS-6 is expected to reach its final orbital location at 43 degrees West Longitude and commence service in October 1997 after successful completion of its in-orbit testing. Additionally, the Company intends to launch another Atlantic Ocean Region satellite, PAS-5, in late August 1997.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




     As a result of Old PanAmSat's financial performance as disclosed herein and in its Quarterly Report on Form 10-Q for the period ended June 30, 1997, taken together with all of Old PanAmSat's prior filings with the Securities and Exchange Commission, Old PanAmSat is required to exchange its 12 3/4% Senior Redeemable Preferred Stock (the "Preferred Stock") to Exchange Debentures in accordance with the procedures described in the Certificate of Designation for the Preferred Stock.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Results of Operations. The Company's results of operations have incorporated Old PanAmSat's activity commencing upon the effective date of the Combination. Since this represents only 45 days of activity for Old PanAmSat, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Combination as though it had occurred at the beginning of the respective periods presented (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.3 million, both of which are non-recurring items which are not indicative of the Company's ordinary course of business.) The pro forma results are not necessarily indicative of the combined results that would have occurred had the Combination actually occurred at the beginning of fiscal 1996.


                                                                                 (unaudited; in thousands,
                                                                                   except per share data)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                                 1997             1996              1997             1996
                                                                 ----             ----              ----             ----

Revenues
  Outright sales and sales type leases                          $   11,158       $   18,423        $   52,184       $    84,210
  Operating leases, satellite services    and other
                                                                   173,819          159,148           335,602           279,043
                                                                ----------       ----------        ----------       -----------
Total Revenue                                                      184,977          177,571           387,786           363,253
                                                                ----------       ----------        ----------       -----------

Costs and Expenses
  Cost of outright sales and sales
   type leases                                                       4,054            7,357            20,476            26,520
  Leaseback expense, net of deferred
   gain                                                             15,466           19,475            30,883            33,643
  Direct operating and SG&A costs                                   29,309           35,144            61,890            66,761
                                                                ----------       ----------        ----------       -----------
Total                                                               48,829           61,976           113,249           126,924
                                                                ----------       ----------        ----------       -----------

EBITDA                                                             136,148          115,595           274,537           236,329

Depreciation and amortization                                       43,491           39,309            83,034            76,446
Interest expense, net                                               30,350           36,961            64,238            76,160
Other income                                                           847           (1,325)             (385)           (2,146)
                                                                ----------       ----------        -----------      ------------

Income before income taxes and
  minority interest                                                 61,460           40,650           127,650            85,869

Income tax expense                                                  27,544           15,008            56,871            38,340
Minority interest                                                   11,533           10,191            22,662            20,019
                                                                ----------       ----------        ----------       -----------

Net income                                                          $22,383      $   15,451        $   48,117           $27,510
                                                                    -------      ----------        ----------           -------
Earnings per share                                                  $  0.15         $  0.10           $  0.32           $  0.18



                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Proforma revenues for the three months ended June 30, 1997 were $185.0 million, an increase of $7.4 million or 4% as compared to the same period in 1996. Proforma revenues for the six months ended June 30, 1997 were $387.8 million, an increase of $24.5 million or 7% as compared to the same period in 1996. The increase in total revenues for the three and six month periods represents increases in the Company's operating lease/service agreement revenue due to the addition of several new long-term contracts as the Company continues to sell its available satellite in-orbit transponder capacity, offset by a reduction in sales and sales type lease revenue during 1997 as more customers opted for operating leases/service agreements.

              Proforma earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1997 was $136.1 million, an increase of $20.5 million or 18% as compared to the same period in 1996. Proforma EBITDA for the six months ended June 30, 1997 was $274.5 million, an increase of $38.2 million or 16% as compared to the same period in 1996. The increase in EBITDA for the three and six month periods was due primarily to the increase in total revenues offset by reduced cost of sales and sales type leases, and lower SG&A costs reflecting reduced marketing activity on the Company's Global Satellite System in anticipation of future satellite launches.

              Proforma interest expense, net for the three months ended June 30, 1997 was $30.4 million, a decrease of $12.3 million or 29% as compared to the same period in 1996. Proforma interest expense, net for the six months ended June 30, 1997 was $64.2 million, a decrease of $12.0 million or 16% as compared to the same period in 1996. The decrease in interest expense, net for the three and six month periods was due to interest income earned on the proceeds from the sale of the DTH options, coupled with reduced interest expense reflecting larger amounts of interest capitalized on the growth in the capitalized costs of satellites under construction which are expected to be launched in 1997 and 1998.

              Proforma net income for the three months ended June 30, 1997 was $22.4 million, an increase of $6.9 million or 45% as compared to the same period in 1996. Proforma net income for the six months ended June 30, 1997 was $48.1 million, an increase of $20.6 million or 75% as compared to the same period in 1996. The increase in net income for the three and six month periods was due primarily to the increase in EBITDA and the decrease in interest expense, net.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Financial Condition.

              Effective May 16, 1997, the Combination of Old PanAmSat and the Galaxy Business was completed. Pursuant to the Combination, aggregate consideration paid to Old PanAmSat shareholders consisted of approximately $1.5 billion in cash and approximately
              42.5 million shares of PanAmSat Common Stock. The cash portion was funded by a three year term loan in the amount of $1.725 billion from Hughes Electronics Corporation ("HE"). (The Galaxy Business was owned and operated by Hughes Communications, Inc. ("HCI") which itself is an indirect, wholly owned subsidiary of HE). In addition to the $1.725 billion loan, at June 30, 1997 the Company also has long-term indebtedness of $720.5 million (including $87.3 million due to affiliates) and Preferred Stock with an aggregate liquidation preference of approximately $421.4 million. Management expects that operations going forward will be financed through cash on hand, cash flow from operations and additional vendor financing.

              For as long as Old PanAmSat's existing indebtedness and Preferred Stock are outstanding, Old PanAmSat will be subject to provisions contained in the indentures governing such indebtedness and the certificate of designation for such preferred stock that will significantly limit Old PanAmSat's ability to pay dividends or loan funds to the Company. As a result, the Company will be restricted from using Old PanAmSat's cash flows to fund the Company's capital expenditures.

              The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. With the successful launch of PAS-6 on August 8, 1997, the Company now has nine satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $1.0 billion to complete the construction, insurance and launch of PAS-5, PAS-7, PAS-8, Galaxy VIII-i, Galaxy X, Galaxy XI, Galaxy XII, Galaxy XIII-i and Galaxy XIV-i. This amount is expected to be funded from cash on hand and cash flow from operations. In addition to funding new satellites, the Company also expects to exercise its early buy-out options under certain satellite

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              sale-leaseback transactions entered into in prior years which will require the Company to fund additional outlays of approximately $152 million in 1998 and approximately $366 million in 1999. Such additional outlays also are expected to be funded from cash flow from operations.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS


10.30    Employment Agreement of Frederick A. Landman, dated as of May 15, 1997.

10.31    Amended and Restated Collateral Trust Agreement, dated of May 16,
         1997 by and among Magellan International, Inc., Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company.

10.32 Pledge and Security Agreement, dated as of May 16, 1997 by and among Satellite Company, LLC, Grupo Televisa, S.A., in favor of IBJ Schroder Bank & Trust Company.

10.33    PanAmSat Corporation Long Term Incentive Plan Established in 1997.

10.34    PanAmSat Corporation Annual Incentive Plan, effective January 1, 1997.

10.35 Intellectual Property Cross License Agreement, dated as of May 16, 1997 by and between Magellan International, Inc. and Hughes Electronics Corporation.

10.36 Leveraged Lease Guaranty Indemnification Agreement, dated as of May 16, 1997 by and between Magellan International, Inc. and Hughes Electronics Corporation.

10.37 Fixed Price Contract between Hughes Communications Galaxy, Inc. and Hughes Space & Communications Company for Galaxy XI HS702, Spacecraft, Related Services and Documentation, Contract No. 96-HCG-002, executed May 1997. [Portions of this Exhibit have been omitted pursuant to an application filed with the Securities and Exchange Commission under separate cover.]

10.38 Fixed Price Contract between Hughes Communications Galaxy, Inc. and Hughes Space & Communications Company for Galaxy XIII/XIV HS702, Contract No. 97-HCG-001, executed May 1997. [Portions of this Exhibit have been omitted pursuant to an application filed with the Securities and Exchange Commission under separate cover.]

10.39 Transponder Sublease Agreement for Galaxy III-R between Hughes Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997. [Portions of this Exhibit have been omitted pursuant to an application filed with the Securities and Exchange Commission under separate cover.]

10.40 Transponder Lease Agreement for Galaxy VIII(i) between Hughes Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997. [Portions of this Exhibit have been omitted pursuant to an application filed with the Securities and Exchange Commission under separate cover.]

10.41 Form of Indemnity Agreement by and between PanAmSat Corporation an each of its directors and executive officers. [Identical agreements have been executed by PanAmSat Corporation in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, John J. Higgins, Ted G. Westerman, Dennis F. Hightower, James M. Hoak, Joseph
         R. Wright, Jr., Lourdes Saralegui, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale and David P. Berman.]

27       Financial Data Schedule

                          PART II - OTHER INFORMATION
                                  (Continued)






   (b)   REPORTS ON FORM 8-K

         During the quarter ended June 30, 1997, PanAmSat Corporation filed a Report on Form 8-K dated May 30, 1997 and a Report on Form 8-K/A, dated June 5, 1997.

                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PanAmSat Corporation



         Date:  August 14, 1997                    /s/Kenneth N. Heintz
                                                   Kenneth N. Heintz
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company