Form 10-Q
period 1997-09-30
PANAMSAT CORP /NEW/
filed 1997-11-14
CIK 1037388

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                          YES  X**    NO

As of September 30, 1997, an aggregate of 149,122,807 shares of the Company's Common Stock were outstanding.

* PanAmSat Corporation ("PanAmSat" or the "Company") is the parent corporation of PanAmSat International Systems, Inc. ("Old PanAmSat")(Commission File No. 0-26712; IRS Employer Identification No. 06-1407851), which was known as "PanAmSat Corporation" until May 16, 1997, when it became a wholly owned subsidiary of PanAmSat as a consequence of the combination of Old PanAmSat and the commercial satellite business (the "Galaxy Business") of Hughes Communications, Inc. ("HCI"), as more fully described herein. The Company has applied the purchase method of accounting to the transaction with the Galaxy Business as the acquiror.

**  PanAmSat  became  subject to the reporting  requirements  of the  Securities
    Exchange Act of 1934 on May 6, 1997, upon the effectiveness of its Registration Statement on Form 8-A, and has filed all reports required to be filed since that date.

                              PanAmSat Corporation
                    For the Quarter Ended September 30, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1 - Financial Statements

Consolidated  Balance  Sheets,  September 30, 1997  (unaudited) and December 31,
1996.

Consolidated Statements of Operations for the Nine Months Ended September 30, 1997 and 1996(unaudited).

Consolidated Statements of Operations for the Three Months Ended September 30, 1997 and 1996 (unaudited).

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (unaudited).

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

                              PanAmSat Corporation
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                     -----------        ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $   311,898         $        29
 Operating lease, sale and contract
    receivables, net                                                      54,354              21,742
 Net investment in sales type leases                                      25,621              20,634
 Prepaid expenses and other current assets                                15,384              23,313
 Deferred income taxes                                                    36,799              46,989
                                                                     -----------        ------------
TOTAL CURRENT ASSETS                                                     444,056             112,707

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT, AT COST                                                    1,835,646             744,610
Less:  Accumulated Depreciation and
 Amortization                                                           (561,453)           (340,717)
                                                                     -----------        ------------
                                                                       1,274,193             403,893

MARKETABLE SECURITIES                                                    242,545                   0

SATELLITE SYSTEMS UNDER DEVELOPMENT                                    1,187,175             316,332

NET INVESTMENT IN SALES TYPE LEASES                                      332,070             320,610

INTANGIBLE ASSETS, NET OF AMORTIZATION                                 2,496,977              72,896

DEFERRED INCOME TAXES                                                    170,913                   0

DEFERRED COSTS AND OTHER ASSETS                                           69,971              49,078
                                                                     -----------        ------------

TOTAL ASSETS                                                         $ 6,217,900         $ 1,275,516
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                   CONSOLIDATED BALANCE SHEETS - (continued)
                       (in thousands, except share data)


                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                     -----------        ------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                   $     4,487         $         0
 Accounts payable and accrued liabilities                                 62,457              24,459
 Accrued in-orbit performance insurance                                   16,885              26,481
 Deferred gains on sales and leasebacks                                   42,871              42,871
 Deferred revenue                                                         13,938               5,424
                                                                     -----------        ------------
TOTAL CURRENT LIABILITIES                                                140,638              99,235

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED
  INDEBTEDNESS)                                                        1,798,747                   0

LONG-TERM DEBT                                                         1,120,881`                  0

ACCRUED OPERATING LEASEBACK AND
  CONTRACT EXPENSES                                                       78,692             107,841

DEFERRED INCOME TAXES                                                    236,829                   0

DEFERRED REVENUE                                                         102,827              31,596

DEFERRED GAINS ON SALES AND LEASEBACKS                                   202,599             234,751
                                                                     -----------        ------------

TOTAL LIABILITIES                                                    $ 3,681,213         $   473,423
                                                                     -----------        ------------

COMMITMENTS AND CONTINGENCIES


PARENT COMPANY'S NET INVESTMENT                                                0             802,093

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value 400,000,000
  shares authorized, 149,122,807 shares issued
  and outstanding                                                          1,491                   0
 Additional paid-in-capital                                            2,500,854                   0
 Retained earnings                                                        34,342                   0
                                                                     -----------        ------------
Total Stockholders' Equity                                             2,536,687                   0
                                                                     -----------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 6,217,900         $ 1,275,516
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)


                                                                    September 30,     September 30
                                                                        1997              1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    61,559         $   137,333
  Operating leases, satellite services and other                         370,501             232,080
                                                                     -----------        ------------
                                                                         432,060             369,413
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                            20,476              44,634
  Leaseback expense, net of deferred gain                                 46,395              44,414
  Depreciation and amortization                                           94,423              42,924
  Direct operating costs                                                  27,263              26,762
  Selling, general and administrative expenses                            43,127              20,798
                                                                     -----------        ------------
                                                                         231,684             179,532
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   200,376             189,881

INTEREST EXPENSE, NET                                                    (15,599)             (3,827)
OTHER INCOME                                                                 385               2,528
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES                                               185,162             188,582

INCOME TAXES                                                              83,172              70,718
                                                                     -----------        ------------
NET INCOME                                                           $   101,990         $   117,864
                                                                     -----------        ------------
PREFERRED STOCK DIVIDEND                                                  17,676                   0
                                                                     -----------        ------------
NET INCOME TO COMMON SHARES                                          $    84,314         $   117,864
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            For the Three Months Ended September 30, 1997 and 1996
                                 (in thousands)



                                                                   September 30,       September 30,
                                                                       1997                1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $     9,375         $    53,123
  Operating leases, satellite services and other                         160,940              63,744
                                                                     -----------        ------------
                                                                         170,315             116,867
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                               -                18,114
  Leaseback expense, net of deferred gain                                 15,512              10,771
  Depreciation and amortization                                           48,850              13,070
  Direct operating costs                                                  10,916               4,856
  Selling, general and administrative expenses                            24,271               6,719
                                                                     -----------        ------------
                                                                          99,549              53,530
                                                                     -----------        ------------
INCOME FROM OPERATIONS                                                    70,766              63,337

INTEREST INCOME, NET                                                       1,088                 718
OTHER INCOME                                                                   0                 382
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES                                                71,854              64,437

INCOME TAXES                                                              35,435              24,164
                                                                     -----------        ------------
NET INCOME                                                           $    36,419         $    40,273
                                                                     -----------        ------------
PREFERRED STOCK DIVIDEND                                                  11,891                   0
                                                                     -----------        ------------
NET INCOME TO COMMON SHARES                                          $    24,528        $     40,273
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)


                                                                    September 30,       September 30,
                                                                        1997                1996
                                                                     -----------        ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                           $  101,990         $   117,864
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Cost of outright sales                                                    -                  9,652
  Gross profit on sales - type leases                                    (33,572)            (46,463)
  Depreciation and amortization                                           94,423              42,924
  Deferred income taxes                                                  (21,855)            (34,745)
  Amortization of gains on sales and leasebacks                          (32,152)            (30,837)
  Provision for uncollectible receivables                                 (4,534)             (2,382)
  Accretion of interest on senior subordinated discount notes             16,997                   -
  Amortization of step-up in fair value of debt                          (11,364)                  -
  Interest expense capitalized                                           (57,070)                  -
  Changes in assets and liabilities, net of acquired assets and liabilities:
   Collections on investments in sales-type leases                        21,659              26,527
   Increase in operating lease and other
      receivables                                                        (21,410)            (21,217)
   Decrease in prepaid expenses and other current assets                  25,174              10,729
   Decrease in accounts payable and accrued liabilities                  (44,247)             (2,263)
   Increase (decrease) in accrued in-orbit performance
      insurance                                                           (9,596)                215
   Increase (decrease) in accrued operating lease expense                (29,149)             15,658
   Decrease in deferred gains and revenues                                (3,097)             (4,665)
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (7,803)             80,997
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Old PanAmSat, net of cash acquired                    (1,018,669)                  -
 Capital Expenditures                                                   (423,393)           (224,415)
 Proceeds from sale and leaseback of satellite transponders                    -             252,000
 Proceeds from sale of marketable securities                              50,628                   -
 Increase in other assets                                                 (9,921)                  -
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,401,355)             27,585
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                        1,725,000                   -
 Net distributions to Parent Company                                           -            (108,557)
 Repayments of long-term debt                                             (3,973)                  -
                                                                     -----------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,721,027            (108,557)
                                                                     -----------        ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              311,869                  25
 CASH AND EQUIVALENTS, beginning of period                                    29                  35
                                                                     -----------        ------------
 CASH AND EQUIVALENTS, end of period                                 $   311,898         $        60
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $    10,455         $     1,825
                                                                     -----------        ------------
 Cash paid for interest                                              $    61,451         $    12,180
                                                                     -----------        ------------
 Cash paid for taxes                                                 $   103,918         $    70,718
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (1) General.

              These  unaudited   consolidated  financial  statements  have  been
              prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 1997 and 1996 have been made. Operating results for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in PanAmSat's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 17, 1997.

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

              The Company's consolidated results of operations have incorporated Old PanAmSat's activity commencing upon the effective date of the Combination. The unaudited pro forma information below presents combined results of operations as if the Combination had occurred at the beginning of the respective periods presented (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $33.1 million, both of which are non-recurring items that are not indicative of the

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

             Company's ordinary course of business). The unaudited pro forma information shown below is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of the respective periods presented, nor is it necessarily indicative of future results.

                      (in thousands, except per share data)

                        Three Months Ended               Nine Months Ended
                           September 30,                   September 30,
                           -------------                   -------------
                           1997      1996           1997                1996
                           ----      ----           ----                ----
Revenues               $ 170,315   $ 183,794     $ 558,101          $ 547,047
Net income                25,866      17,781        68,866             44,390
Earnings per share          0.17        0.12          0.46               0.30

       (3) New Accounting Pronouncement.

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which will be adopted by the Company in fiscal 1998 as required by the statement. SFAS No. 128 simplifies the standards for computing earnings per share required by APB Opinion No. 15 "Earnings per Share." As the Company does not have any common stock equivalents as of September 30, 1997, the Company does not believe the adoption of SFAS No. 128 will have an impact in the computation of earnings per share to be presented within the Company's financial statements.

       (4) Conversion of Old PanAmSat's 12 3/4% Preferred Stock.

              On August 14, 1997, a triggering event occurred under the Certificate of Designation for Old PanAmSat's 12 3/4% Preferred Stock as a result of Old PanAmSat's attainment of certain financial ratios for the quarter ended June 30, 1997. The Certificate of Designation required that upon the occurrence of a triggering event, Old PanAmSat would promptly exchange its 12 3/4% Preferred Stock for 12 3/4% Senior Subordinated Notes. On September 30, 1997, Old PanAmSat exchanged its 12 3/4% Preferred Stock into 12 3/4% Senior Subordinated Notes. In connection with the exchange, each share of 12 3/4% Preferred Stock was exchanged for $1,000 of principal amount of 12 3/4% Senior Subordinated Notes. Fractional shares were paid in cash. Dividends on shares of 12 3/4% Preferred Stock ceased to accrue on the exchange date, and interest on the 12 3/4% Senior Subordinated Notes began to accrue at that time.

       (5) PAS-6 Placed in Service.

              On August 8, 1997, the Company successfully launched its PAS-6 Atlantic Ocean Region Satellite, the first communications satellite ever dedicated for direct-to-home ("DTH") television services in Latin America. The entire PAS-6 payload, 36 Ku-band transponders, is fully sold to Sky Latin America, one of the Latin America JVs, which will use the satellite to beam hundreds of television channels to its DTH service subscribers in Latin
              America. PAS-6 reached its final orbital location at 43 degrees West Longitude and commenced service on September 19, 1997 after successful completion of its in-orbit testing. See Note 6 below.

       (6) Subsequent Events.

              On August 27, 1997, the Company successfully launched its PAS-5 Atlantic Ocean Region Satellite. Service of the PAS-5 Satellite commenced on October 12, 1997.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              An anomaly has been detected in PAS-6's solar arrays. The satellite, which contains 36 Ku-band transponders, has experienced several circuit failures in its solar arrays and may experience additional failures in the future. The circuit failures will require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. The ability of transponders to provide transmission power for DTH signal reception using 60-centimeter dishes is not affected.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Results of Operations. The Company's results of operations have incorporated Old PanAmSat's activity commencing upon the effective date of the Combination. Since this represents only four and a half months of activity for Old PanAmSat, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Combination as though it had occurred at the beginning of the respective periods presented (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $33.1 million, both of which are non-recurring items that are not indicative of the Company's ordinary course of business.) The pro forma results are not necessarily indicative of the combined results that would have occurred had the Combination actually occurred at the beginning of fiscal 1996.


                                                                                 (unaudited; in thousands,
                                                                                   except per share data)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                                                          (Proforma)

                                                                 1997             1996              1997             1996
                                                                               (Proforma)
                                                                 ----             ----              ----             ----

Revenues
  Outright sales and sales type leases                          $    9,375       $   53,123        $   61,559       $   137,333
  Operating leases, satellite services and other
                                                                   160,940          130,671           496,542           409,714
                                                                ----------       ----------        ----------       -----------
Total Revenue                                                      170,315          183,794           558,101           547,047
                                                                ----------       ----------        ----------       -----------

Costs and Expenses
  Cost of outright sales and sales
   type leases                                                        -              18,114            20,476            44,634
  Leaseback expense, net of deferred
   gain                                                             15,512           10,771            46,395            44,414
  Direct operating and SG&A costs                                   33,387           28,924            95,277            95,687
                                                                ----------       ----------        ----------       -----------
Total                                                               48,899           57,809           162,148           184,735
                                                                ----------       ----------        ----------       -----------

EBITDA                                                             121,416          125,985           395,953           362,312

Depreciation and amortization                                       48,850           38,528           132,747           116,123
Interest expense, net                                               (1,088)          39,487            63,150           110,300
Other income                                                          -              (5,728)             (385)           (2,528)
                                                                ----------       ----------        -----------      ------------

Income before income taxes and
  minority interest                                                 73,654           53,698           200,441           138,417

Income tax expense                                                  35,897           25,391            97,022            63,482
Minority interest                                                   11,891           10,526            34,553            30,545
                                                                ----------       ----------        ----------       -----------

Net income                                                          $25,866      $   17,781        $   68,866           $44,390
                                                                    -------      ----------        ----------           -------
Earnings per share                                                  $  0.17         $  0.12           $  0.46           $  0.30



                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Proforma revenues for the three months ended September 30, 1997 were $170.3 million, a decrease of $13.5 million or 7% as compared to the same period in 1996. Proforma revenues for the nine months ended September 30, 1997 were $558.1 million, an increase of $11.1 million or 2% as compared to the same period in 1996. The decrease in total revenues for the three month period was due primarily to the inclusion of sales and sale-type leases during the same period in 1996. The increase in total revenues for the nine month period represents increases in the Company's operating lease/service agreement revenue due to the addition of several new long-term contracts as the Company continues to sell its available satellite in-orbit transponder capacity, offset by a reduction in sales and sales type lease revenue during 1997 as more customers opted for operating leases/service agreements.

              Proforma earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 1997 was $121.4 million, a decrease of $4.6 million or 4% as compared to the same period in 1996. Proforma EBITDA for the nine months ended September 30, 1997 was $396.0 million, an increase of $33.7 million or 9% as compared to the same period in 1996. The decrease in EBITDA for the three month period was due to the decrease in total revenues. The increase in EBITDA for the nine month period was due primarily to the increase in total revenues offset by reduced cost of sales and sales type leases, and lower SG&A costs reflecting reduced marketing activity on the Company's Global Satellite System in anticipation of future satellite launches.

              Proforma interest expense, net for the three months ended September 30, 1997 was $(1.1) million, a decrease of $40.6 million or 103% as compared to the same period in 1996. Proforma interest expense, net for the nine months ended September 30, 1997 was $63.2 million, a decrease of $47.1 million or 43% as compared to the same period in 1996. The decrease in interest expense, net for the three and nine month periods was due to interest income earned on the proceeds from the sale of the DTH options, coupled with reduced interest expense reflecting larger amounts of interest capitalized on the growth in the capitalized costs of satellites under construction which are expected to be launched in 1997 and 1998.

              Proforma net income for the three months ended September 30, 1997 was $25.9 million, an increase of $8.1 million or 46% as compared to the same period in 1996. Proforma net income for the nine months ended September 30, 1997 was $68.9 million, an increase of $24.5 million or 55% as compared to the same period in 1996. The increase in net income for the three and nine month periods was due primarily to the increase in EBITDA and the decrease in interest expense, net.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Financial Condition.

              Effective May 16, 1997, the Combination of Old PanAmSat and the Galaxy Business was completed. Pursuant to the Combination, aggregate consideration paid to Old PanAmSat shareholders consisted of approximately $1.5 billion in cash and approximately
              42.5 million shares of PanAmSat Common Stock. The cash portion was funded by a three year term loan in the amount of $1.725 billion from Hughes Electronics Corporation ("HE"). (The Galaxy Business was owned and operated by Hughes Communications, Inc. ("HCI") which itself is an indirect, wholly owned subsidiary of HE). In addition to the $1.725 billion loan, at September 30, 1997 the
              Company  also  has  long-term   indebtedness   of  $1.195 billion
              (including  $73.7 million due to affiliates).

              For as long as Old PanAmSat's existing indebtedness is outstanding, Old PanAmSat will be subject to provisions contained in the indentures governing such indebtedness that will significantly limit Old PanAmSat's ability to pay dividends or loan funds to the Company. As a result, the Company will be restricted from using Old PanAmSat's cash flows to fund the Company's capital expenditures. On September 30, 1997, the Preferred Stock was converted into 12 3/4% Senior Subordinated Notes. Dividends on the Preferred Stock ceased to accrue at such time and interest began to accrue and is payable semi-annually each October 15 and April 15 on the 12 3/4% Senior Subordinated Notes.

              The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. With the successful launches of PAS-6 on August 8, 1997 and PAS-5 on August 27, 1997, the Company now has eight satellites under various stages of development for which the Company has budgeted capital expenditures. See Note 6 to the Financial Statements above for more information regarding subsequent events affecting PAS-6. The Company will require approximately $900 million to complete the construction, insurance and launch of PAS-7, PAS-8, Galaxy VIII-i, Galaxy X, Galaxy XI, Galaxy XII, Galaxy XIII-i and Galaxy XIV-i. This amount is expected to be funded from cash on hand and cash flow from operations. In addition to funding new satellites, the Company also expects to exercise its early buy-out options

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              under certain satellite sale-leaseback transactions entered into in prior years which will require the Company to fund additional outlays of approximately $152 million in 1998 and approximately $366 million in 1999. Such additional outlays also are expected to be funded from cash flow from operations.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

27.      Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PanAmSat Corporation



Date:  November 14, 1997                           /s/Kenneth N. Heintz
                                                   Kenneth N. Heintz
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company