Form 10-Q/A
period 1997-06-30
PANAMSAT CORP /NEW/
filed 1998-01-05
CIK 1037388

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A
(MARK ONE)

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

                                EXPLANATORY NOTE

THIS 10-Q/A IS BEING FILED BY THE COMPANY TO AMEND THE FINANCIAL STATEMENTS TO REFLECT DIVIDENDS ON PREFERRED STOCK OF ITS WHOLLY-OWNED SUBSIDIARY AS MINORITY INTEREST. THE 10-Q REMAINS UNCHANGED IN ALL OTHER MATERIAL RESPECTS.

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


                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)


                                                                      June 30,          June 30,
                                                                        1997              1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    52,184         $    84,210
  Operating leases, satellite services and other                         209,561             168,336
                                                                     -----------        ------------
                                                                         261,745             252,546
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                            20,476              26,520
  Leaseback expense, net of deferred gain                                 30,883              33,643
  Depreciation and amortization                                           45,574              29,854
  Direct operating costs                                                  16,347              21,906
  Selling, general and administrative expenses                            18,856              14,079
                                                                     -----------        ------------
                                                                         132,136             126,002
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   129,609             126,544

INTEREST EXPENSE, NET                                                    (16,687)             (4,545)
OTHER INCOME                                                                 385               2,146
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         113,307             124,145

INCOME TAXES                                                              47,737              46,554

MINORITY INTEREST                                                          5,785                   0
                                                                     -----------        ------------
NET INCOME                                                           $    59,785         $    77,591
                                                                     -----------        ------------

                  The accompanying notes are an integral part
                    of these consolidated financial statement

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended June 30, 1997 and 1996
                                 (in thousands)



                                                                     June 30,           June 30,
                                                                       1997                1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    11,158         $    18,423
  Operating leases, satellite services and other                         123,034              98,864
                                                                     -----------        ------------
                                                                         134,192             117,287
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                             4,054               7,357
  Leaseback expense, net of deferred gain                                 15,466              19,475
  Depreciation and amortization                                           30,989              14,718
  Direct operating costs                                                   8,189              11,397
  Selling, general and administrative expenses                            13,396               6,814
                                                                     -----------        ------------
                                                                          72,094              59,761
                                                                     -----------        ------------
INCOME FROM OPERATIONS                                                    62,098              57,526

INTEREST EXPENSE, NET                                                    (14,909)               (357)
OTHER INCOME (EXPENSE)                                                      (847)              1,325
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                          46,342              58,494

INCOME TAXES                                                              22,625              18,597

MINORITY INTEREST                                                          5,785                   0
                                                                     -----------        ------------
NET INCOME                                                           $    17,932         $    39,897
                                                                     -----------        ------------

                  The accompanying notes are an integral part
                    of these consolidated financial statement

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)


                                                                      June 30,          June 30,
                                                                        1997                1996
                                                                     -----------        ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                           $   59,785         $    77,591
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Gross profit on sales - type leases                                    (33,572)            (47,858)
  Depreciation and amortization                                           45,574              29,854
  Deferred income taxes                                                  (28,987)            (39,880)
  Amortization of gains on sales and leasebacks                          (21,435)            (20,123)
  Provision for uncollectible receivables                                 (4,534)             (2,632)
  Accretion of interest on senior subordinated discount notes              5,585                   -
  Interest expense capitalized                                           (19,139)                  -
  Minority Interest                                                        5,785                   -
  Changes in assets and liabilities, net of acquired assets and liabilities:
   Collections on investments in sales-type leases                        11,509              18,514
   (Increase) decrease in operating lease and other
      receivables                                                        (20,179)              2,919
   Increase (decrease) in prepaid expenses and other current assets       16,513              (6,251)
   Increase (decrease) in accounts payable and accrued liabilities         8,058              (5,340)
   Increase (decrease) in accrued in-orbit performance
      insurance                                                           (8,770)              3,067
   Increase (decrease) in accrued operating lease expense                (20,575)             28,610
   Increase (decrease) in deferred gains and revenues                      3,577              (3,910)
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (805)             34,561
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Old PanAmSat, net of cash acquired                    (1,018,669)                  -
 Capital Expenditures                                                   (335,215)           (130,875)
 Proceeds from sale and leaseback of satellite transponders                    -             252,000
 Purchase of marketable securities                                       (36,827)                  -
 Decrease in other assets                                                  2,415                   -
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,388,296)            121,125
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                        1,725,000                   -
 Net (distributions to) contributions from Parent Company                      -            (155,686)
 Repayments of long-term debt                                               (517)                  -
                                                                     -----------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,724,483            (155,686)
                                                                     -----------        ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              335,382                   -
 CASH AND EQUIVALENTS, beginning of period                                    29                  35
                                                                     -----------        ------------
 CASH AND EQUIVALENTS, end of period                                 $   335,411         $        35
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $     5,801         $     1,051
                                                                     -----------        ------------
 Cash paid for interest                                              $    15,616         $    10,327
                                                                     -----------        ------------
 Cash paid for taxes                                                 $    32,898         $    46,554
                                                                     -----------        ------------


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


                                                   PanAmSat Corporation



         Date:  January 5, 1998                    /s/Kenneth N. Heintz
                                                   Kenneth N. Heintz
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company