Form 10-Q/A
period 1997-09-30
PANAMSAT CORP /NEW/
filed 1998-01-07
CIK 1037388

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

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)


                                                                    September 30,     September 30
                                                                        1997              1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $    61,559         $   137,333
  Operating leases, satellite services and other                         370,501             232,080
                                                                     -----------        ------------
                                                                         432,060             369,413
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                            20,476              44,634
  Leaseback expense, net of deferred gain                                 46,395              44,414
  Depreciation and amortization                                           94,423              42,924
  Direct operating costs                                                  27,263              26,762
  Selling, general and administrative expenses                            43,127              20,798
                                                                     -----------        ------------
                                                                         231,684             179,532
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   200,376             189,881

INTEREST EXPENSE, NET                                                    (15,599)             (3,827)
OTHER INCOME                                                                 385               2,528
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         185,162             188,582

INCOME TAXES                                                              83,172              70,718

MINORITY INTEREST                                                         12,819                   0
                                                                     -----------        ------------
NET INCOME                                                           $    89,171         $   117,864
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            For the Three Months Ended September 30, 1997 and 1996
                                 (in thousands)



                                                                   September 30,       September 30,
                                                                       1997                1996
                                                                     -----------        ------------

REVENUES:
  Outright sales and sales type leases                               $     9,375         $    53,123
  Operating leases, satellite services and other                         160,940              63,744
                                                                     -----------        ------------
                                                                         170,315             116,867
OPERATING EXPENSES:
  Cost of outright sales and sales type leases                               -                18,114
  Leaseback expense, net of deferred gain                                 15,512              10,771
  Depreciation and amortization                                           48,850              13,070
  Direct operating costs                                                  10,916               4,856
  Selling, general and administrative expenses                            24,271               6,719
                                                                     -----------        ------------
                                                                          99,549              53,530
                                                                     -----------        ------------
INCOME FROM OPERATIONS                                                    70,766              63,337

INTEREST INCOME, NET                                                       1,088                 718
OTHER INCOME                                                                   0                 382
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                          71,854              64,437

INCOME TAXES                                                              35,435              24,164

MINORITY INTEREST                                                          9,003                   0
                                                                     -----------        ------------
NET INCOME                                                           $    27,416         $    40,273
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)


                                                                    September 30,       September 30,
                                                                        1997                1996
                                                                     -----------        ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                           $   89,171         $   117,864
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Cost of outright sales                                                    -                  9,652
  Gross profit on sales - type leases                                    (33,572)            (46,463)
  Depreciation and amortization                                           94,423              42,924
  Deferred income taxes                                                  (21,855)            (34,745)
  Amortization of gains on sales and leasebacks                          (32,152)            (30,837)
  Provision for uncollectible receivables                                 (4,534)             (2,382)
  Accretion of interest on senior subordinated discount notes             16,997                   -
  Amortization of step-up in fair value of debt                          (11,364)                  -
  Interest expense capitalized                                           (57,070)                  -
  Minority Interest                                                       12,819                   -
  Changes in assets and liabilities, net of acquired assets and liabilities:
   Collections on investments in sales-type leases                        21,659              26,527
   Increase in operating lease and other
      receivables                                                        (21,410)            (21,217)
   Decrease in prepaid expenses and other current assets                  25,174              10,729
   Decrease in accounts payable and accrued liabilities                  (44,247)             (2,263)
   Increase (decrease) in accrued in-orbit performance
      insurance                                                           (9,596)                215
   Increase (decrease) in accrued operating lease expense                (29,149)             15,658
   Decrease in deferred gains and revenues                                (3,097)             (4,665)
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (7,803)             80,997
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Old PanAmSat, net of cash acquired                    (1,018,669)                  -
 Capital Expenditures                                                   (423,393)           (224,415)
 Proceeds from sale and leaseback of satellite transponders                    -             252,000
 Proceeds from sale of marketable securities                              50,628                   -
 Increase in other assets                                                 (9,921)                  -
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,401,355)             27,585
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                        1,725,000                   -
 Net distributions to Parent Company                                           -            (108,557)
 Repayments of long-term debt                                             (3,973)                  -
                                                                     -----------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,721,027            (108,557)
                                                                     -----------        ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              311,869                  25
 CASH AND EQUIVALENTS, beginning of period                                    29                  35
                                                                     -----------        ------------
 CASH AND EQUIVALENTS, end of period                                 $   311,898         $        60
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $    10,455         $     1,825
                                                                     -----------        ------------
 Cash paid for interest                                              $    61,451         $    12,180
                                                                     -----------        ------------
 Cash paid for taxes                                                 $   103,918         $    70,718
                                                                     -----------        ------------


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

                      (in thousands, except per share data)

                        Three Months Ended               Nine Months Ended
                           September 30,                   September 30,
                           -------------                   -------------
                           1997      1996           1997                1996
                           ----      ----           ----                ----
Revenues               $ 170,315   $ 183,794     $ 558,101          $ 547,047
Net income                28,754      18,939        75,461             47,864
Earnings per share          0.19        0.13          0.51               0.32

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


                                                                                 (unaudited; in thousands,
                                                                                   except per share data)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                                                          (Proforma)

                                                                 1997             1996              1997             1996
                                                                               (Proforma)
                                                                 ----             ----              ----             ----

Revenues
  Outright sales and sales type leases                          $    9,375       $   53,123        $   61,559       $   137,333
  Operating leases, satellite services and other
                                                                   160,940          130,671           496,542           409,714
                                                                ----------       ----------        ----------       -----------
Total Revenue                                                      170,315          183,794           558,101           547,047
                                                                ----------       ----------        ----------       -----------

Costs and Expenses
  Cost of outright sales and sales
   type leases                                                        -              18,114            20,476            44,634
  Leaseback expense, net of deferred
   gain                                                             15,512           10,771            46,395            44,414
  Direct operating and SG&A costs                                   33,387           28,924            95,277            95,687
                                                                ----------       ----------        ----------       -----------
Total                                                               48,899           57,809           162,148           184,735
                                                                ----------       ----------        ----------       -----------

EBITDA                                                             121,416          125,985           395,953           362,312

Depreciation and amortization                                       48,850           44,661           141,947           134,523
Interest expense, net                                               (1,088)          36,592            58,807           101,615
Other income                                                          -              (5,728)             (385)           (2,528)
                                                                ----------       ----------        -----------      ------------

Income before income taxes and
  minority interest                                                 73,654           50,460           195,584           128,702

Income tax expense                                                  35,897           24,233            95,285            60,008
Minority interest                                                    9,003            7,288            24,838            20,830
                                                                ----------       ----------        ----------       -----------

Net income                                                          $28,754      $   18,939        $   75,461           $47,864
                                                                    -------      ----------        ----------           -------
Earnings per share                                                  $  0.19         $  0.13           $  0.51           $  0.32



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

              Proforma interest expense, net for the three months ended September 30, 1997 was $(1.1) million, a decrease of $37.7 million or 103% as compared to the same period in 1996. Proforma interest expense, net for the nine months ended September 30, 1997 was $58.8 million, a decrease of $42.8 million or 42% as compared to the same period in 1996. The decrease in interest expense, net for the three and nine month periods was due to interest income earned on the proceeds from the sale of the DTH options, coupled with reduced interest expense reflecting larger amounts of interest capitalized on the growth in the capitalized costs of satellites under construction which are expected to be launched in 1997 and 1998.

              Proforma net income for the three months ended September 30, 1997 was $28.8 million, an increase of $9.9 million or 52% as compared to the same period in 1996. Proforma net income for the nine months ended September 30, 1997 was $75.5 million, an increase of $27.6 million or 58% as compared to the same period in 1996. The increase in net income for the three and nine month periods was due primarily to the increase in EBITDA and the decrease in interest expense, net.

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