Form 10-K
period 1997-12-31
PANAMSAT CORP /NEW/
filed 1998-03-30
CIK 1037388

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO. 0-22531

                               ----------------

                             PANAMSAT CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              95-4607698
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

               ONE PICKWICK PLAZA, GREENWICH, CONNECTICUT 06830
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (203) 622-6664

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.01 per share

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  As of March 24, 1998, the registrant had outstanding 149,149,008 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,352,000,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 4, 1998 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and other similar expressions are intended to identify forward-looking statements and information. PanAmSat identifies the following important factors which could cause PanAmSat's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat in forward-looking information: (i) risks associated with technology, (ii) regulatory risks, (iii) effect of loss of key personnel, and
(iv) litigation. Such factors are more fully described under the caption "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," and such descriptions are incorporated herein by reference. PanAmSat cautions that the foregoing list of important factors is not exclusive. Further, PanAmSat operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                                    PART I

ITEM 1. BUSINESS

                                   OVERVIEW

  PanAmSat Corporation, a Delaware corporation ("PanAmSat" or the "Company"), is the world's largest commercial provider of global satellite-based communications services. The Company commenced operations on May 16, 1997 upon the merger (the "Merger") of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) ("PanAmSat International") and the Galaxy Satellite Services division ("Galaxy") of Hughes Communications, Inc. ("HCI"). As a result of the Merger and the consummation of a separate but related stock contribution, HCI became the owner of approximately 71.5% of the outstanding shares of Common Stock, par value $.01 per share, of PanAmSat (the "PanAmSat Common Stock"). For further information on the Merger, see "--The Merger" below and Note 1 to the Consolidated Financial Statements included in Item 8 hereof. Unless the context otherwise requires, the term "Company" is used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted, including PanAmSat International.

  The Company is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, south Asia and the Asia-Pacific region. PanAmSat's global network of 17 satellites (excluding Brasilsat A1, which is in inclined orbit and does not provide the Company with a significant source of revenues) provide state-of-the-art video distribution and telecommunications services for customers worldwide. Currently, an aggregate of more than 120 million households worldwide are capable of receiving television programming carried by PanAmSat satellites. PanAmSat satellites also serve as the transmission platforms for seven planned or operational direct-to-home ("DTH") services worldwide. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage.

  In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers ("ISPs") for the provision of satellite-based communications networks, including private corporate networks employing very small aperture terminals ("VSATs") and international access to the U.S. Internet backbone. Currently, more than 100,000 VSATs worldwide relay communications over PanAmSat satellites, and ISPs in 29 countries access the U.S. Internet backbone via PanAmSat satellites.

  The Company, together with its subsidiaries, provides global satellite services in three areas: Video Services, Telecommunications Services and Other Services.

THE MERGER

  The Merger was the result of an Agreement and Plan of Reorganization dated September 20, 1996 (as amended April 4, 1997) (the "Reorganization Agreement") entered into among HCI, Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., PanAmSat International and the Company. In addition, an Agreement and Plan of Merger dated April 4, 1997 (the "Merger Agreement") was entered into among PanAmSat International, PanAmSat and PAS Merger Corp., a subsidiary of PanAmSat ("PAS Merger Corp.").

  As a result of the transactions contemplated by the Reorganization Agreement and the Merger Agreement, on May 16, 1997, among other things, PAS Merger Corp. merged with and into PanAmSat International and Galaxy was contributed to PanAmSat, with the result that (a) PanAmSat International became a wholly-owned subsidiary of PanAmSat; (b) each issued and outstanding share of PanAmSat International's Class A Common Stock, par value $.01 per share, and Common Stock, par value $.01 per share, was converted into, at the election of each holder, either (i) an amount in cash equal to $15, plus one-half ( 1/2) share of PanAmSat Common Stock,

(ii) one share of PanAmSat Common Stock or (iii) an amount equal to approximately $16.38 in cash plus 0.45 shares of PanAmSat Common Stock, in each case subject to proration; (c) PanAmSat became Galaxy's owner and operator; and (d) HCI and certain of its subsidiaries received an aggregate of 106,622,807 shares of PanAmSat Common Stock. Following the Merger, the shares of PanAmSat Common Stock owned by HCI constitute approximately 71.5% of the outstanding shares of PanAmSat Common Stock.

  Prior to the Merger, PanAmSat International operated the world's first privately owned global (excluding domestic U.S.) satellite communications system, consisting of four satellites serving Latin America, the Caribbean, Europe, Asia, the Middle East and Africa. Galaxy was the leading provider of commercial satellite services in the United States, with a fleet consisting of 10 satellites.

                                   SERVICES

  In the year ended December 31, 1997, PanAmSat's pro forma revenues of $756.0 million were derived from the following service areas:

           SERVICES                                               1997 REVENUES
           --------                                               -------------
      Video Services.............................................      80%
      Telecommunications Services................................      16%
      Other Services.............................................       4%
                                                                      ----
      Total......................................................     100%

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

VIDEO SERVICES

  PanAmSat's Video Services provide for the long-term, part-time and occasional use of PanAmSat satellite services for the transmission of news, sports, entertainment and education programming worldwide. PanAmSat's Video Services are comprised of four categories: (i) video distribution services,
(ii) DTH services, (iii) special events services and (iv) contribution services.

  Video Distribution Services. PanAmSat's primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Certain PanAmSat satellites contain broad C-band beams that deliver dozens of television channels to these redistribution systems. PanAmSat generally provides video distribution services under long-term contracts for full or partial transponder usage and digital channels. The Company also offers bundled, valued-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to PanAmSat satellites from the Company's teleport facilities.

  PanAmSat currently operates satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, south Asia and the Asia-Pacific region. The Company creates "video neighborhoods" on these satellites with dozens of popular television channels. Cable and other redistribution systems then install antennas to access the popular channels for their subscribers. Several of the Company's Galaxy satellites deliver television programming to virtually all of the United States' 11,000 cable systems, approximately 70 million cable television households, as well as nearly two million households using C-band backyard dishes. The Ku-band beams on several of the Company's domestic U.S. and international satellites are also used for video distribution to cable systems and network affiliates.

  DTH Services. PanAmSat creates high-power Ku-band transmission beams on several satellites that serve as platforms for the delivery of multiple television channels for household reception using 60-90 centimeter antennas. PanAmSat believes there is significant demand for digital DTH services because of limited available terrestrial television channels or cable television service in many international markets, and in the United States, limited ethnic or niche programming.

  PanAmSat has arrangements with customers to operate platforms on five satellites for seven current or planned DTH services in Latin America, South Africa, the Middle East, India and the United States. PanAmSat also designs many of these platforms to facilitate DTH service expansion through the launch of multiple satellites in the same orbital location.

  Special Events Services. PanAmSat provides broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. PanAmSat conducted approximately 58,000 hours of total special events transmissions in 1997. In addition to short-term services for special events coverage, PanAmSat has long-term transponder service agreements with certain satellite brokers in the United States. These customers package domestic U.S. transponder capacity for their broadcast, business, educational and government users.

  Contribution Services. PanAmSat provides broadcasters with satellite transmission services for the full-time transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world.

TELECOMMUNICATIONS SERVICES

  PanAmSat's Telecommunications Services support the creation of satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and around the world. PanAmSat has designed virtually all of its satellites for high-power, bandwidth-intensive applications that relay large amounts of digital information among multiple sites using small, cost-effective antennas. PanAmSat's Telecommunications Services are comprised of four categories: (i) carrier services, (ii) private business networks, (iii) Internet access and (iv) telephony.

  Carrier Services. PanAmSat provides satellite services to telecommunications carriers licensed by one or more countries to provide voice, video and data communications networks for businesses, governments and other users. The Company's high-power satellites, which facilitate high information throughput and the ability to use VSATs on the ground, have enabled emerging carriers to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, PanAmSat offers value-added satellite services for telecommunications customers that include satellite capacity and teleport services that can connect customers to U.S. terrestrial networks.

  Private Business Networks. PanAmSat provides satellite services directly to network suppliers and businesses for the development and operation of private business networks in the United States, Latin America, Europe, Africa and Asia. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network customers include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. More than 100,000 VSAT antennas worldwide currently relay communications over PanAmSat satellites. The Company's largest single telecommunications customer is Hughes Network Systems, Inc., an affiliate of the Company ("HNS"), which uses the equivalent of more than 20 U.S. domestic satellite transponders to create and operate VSAT networks for its business customers.

  In addition, PanAmSat provides satellite services directly to businesses. These include value-added satellite communications services, such as the purchase and installation of on-site antennas and the design, integration, management, operation and maintenance of business networks. These services are provided via PanAmSat's teleports in the United States or through subcontractors.

  Internet Access. PanAmSat provides satellite services for the full-time delivery of Internet information from the United States and other countries to various locations around the world. PanAmSat's customers consist of educational organizations, ISPs and companies providing direct-to-consumer Internet applications. PanAmSat believes that its high-power domestic U.S. and international satellites are well-suited for Internet service because of the tremendous demand for reliable, high-speed access to the U.S. Internet backbone, where approximately 80 percent of all Internet data currently resides. In many cases, PanAmSat's satellites are capable of delivering Internet data internationally at nearly 20 times the speed of traditional telephone links. PanAmSat currently provides Internet services in approximately 30 countries.

  PanAmSat also provides SPOTbytesSM, a value-added, bundled Internet service, that offers an integrated package of services including international satellite capacity, uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone.

  Telephony. The Company provides domestic and international satellite services for public switched telephone network ("PSTN") transmissions. PSTN services represented less than one percent of total combined pro forma revenues in 1997.

  PanAmSat's ability to provide domestic and international PSTN services are restricted by various telecommunications regulations in most countries. See "Item 1. Business--Government Regulation." The Company believes competition for long-distance services and significant deregulation in several countries could create new service opportunities for the Company. In addition, the Company believes that its international satellites are particularly well-suited for thin-route PSTN applications in developing countries or remote areas where fiber-optic telephone systems are not feasible or cost-effective.

OTHER SERVICES

  Telemetry, Tracking and Control. PanAmSat provides telemetry, tracking and control ("TT&C") services for 21 satellites owned by PanAmSat and other satellite operators. PanAmSat personnel maintain proper orbital location and attitude, monitor on-board housekeeping systems, adjust transponder levels and remotely "rewire" satellites, if necessary, to bring backup systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from PanAmSat's Operations Control Center in Long Beach, California and are transmitted to the satellites from PanAmSat Teleport facilities located in New York, Florida, Georgia, Colorado and California.

  Galaxy Backup Capacity. As part of its video distribution service on certain Galaxy satellites, PanAmSat offers customers a premium service that includes backup C-band capacity on the Galaxy VI satellite. Generally, subject to the specific terms of individual contracts, these customers are entitled to replacement capacity on Galaxy VI if a transponder failure occurs and no spare amplifier or reserved transponder is available on their current satellite. Galaxy VI can meet a customer's immediate needs by providing transponder capacity at Galaxy VI's current orbital location or, subject to Federal Communications Commission ("FCC") approval, from a relocated orbital position. Galaxy VI serves as the in-orbit spare satellite because current Galaxy VI customers are subject to preemption if their capacity is required to serve as a backup transponder. As of December 31, 1997, PanAmSat had not been required to preempt an existing full-time customer on Galaxy VI.

                               BUSINESS STRATEGY

  PanAmSat's business strategy is based on more than 15 years of experience providing satellite-based communications services and the Company's ongoing analysis of expected worldwide market demand for its services. PanAmSat's strategy is based on five key elements:

  .  Global satellite network;

  .  One-stop-shopping;

  .  Value-added services;

  .  Satellite broadcasting and telecommunications franchises; and

  .  Long-term customer relationships.

GLOBAL SATELLITE NETWORK

  PanAmSat has created a global satellite communications network that is designed to provide broadcast and telecommunications services worldwide. The network currently consists of 17 satellites, seven teleport or TT&C facilities in the United States and more than 450 PanAmSat professionals on five continents. In addition, teleports operated by third parties in Europe, Latin America, the United States and Asia also provide access to PanAmSat satellites. PanAmSat's global satellite network is focused on the point-to-multipoint communications market, which includes the distribution of television channels to cable and other redistribution systems, DTH and private business networks.

  PanAmSat's core resource is its growing fleet of satellites. The Company has designed many of its satellites to provide high-power transmissions that reflect specific market demographics and customer service requirements. The Company intends to launch six additional satellites by late 1999 that employ the most advanced satellite technology commercially available. These new satellites are designed to provide additional transmission capacity, higher power, expanded coverage and/or extended operational life. Satellites are subject to significant risks related to delayed and failed launches and in-orbit failures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated With Technology."

  PanAmSat's geostationary C-band and/or Ku-band satellites each provide coverage over specific geographic areas, such as in the United States or across ocean regions. To facilitate continued network expansion, PanAmSat has received authorization from the FCC to use additional orbital slots for C-band and/or Ku-band satellites and nine slots for Ka-band satellites. The Company also has requested authorization for 11 V-band slots and six additional Ka-band slots. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks."

ONE-STOP-SHOPPING

  While PanAmSat has designed each satellite to reflect specific market requirements, its global satellite network also serves as a single resource for a customer's worldwide transmission requirements. PanAmSat is the only commercial company that offers global satellite services on a one-stop-shopping basis.

VALUE-ADDED SERVICES

  The Company employs its satellites, teleports and professional staff to offer value-added services that are market driven and responsive to customer needs. In addition to satellite transmission capacity, PanAmSat's service offerings include:

  .  Network design and systems engineering;

  . Transmission of video channels and management of private business network traffic from PanAmSat teleports;

  . The provision of broadcast studios for video preparation and transmission to PanAmSat satellites during major sporting and special events sites; and

  .  Development of new service applications.

  PanAmSat's value-added services also include bundled packages of PanAmSat resources. In an effort to provide cost-effective digital video services particularly for smaller programmers, for instance, PanAmSat offers a multi-channel per carrier service in which several television channels are digitally encoded and transmitted from a PanAmSat teleport to a specific cable television market. The Company's SPOTbytesSM bundled Internet service consists of international satellite transmission capacity, and if required, uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone.

SATELLITE BROADCASTING AND TELECOMMUNICATIONS FRANCHISES

  A key element of PanAmSat's strategy is the creation of "service franchises" that help the Company to maintain and build its customer base. These franchises are based on large numbers of users who aim their ground antennas at PanAmSat satellites for the delivery of their television programming or communications traffic. The resulting infrastructure of ground antennas creates neighborhoods that bring added value to the Company's satellite transmission capacity.

  PanAmSat franchises include the distribution of premier television channels to cable systems and network affiliates; DTH television services to subscriber households; and private business networks to multiple corporate sites. PanAmSat initially enters into service agreements with several key programmers that serve as anchor tenants offering popular television channels on the satellite's cable television "neighborhood." These anchor broadcasters seed the ground infrastructure accessing the programming and also attract additional programmers that want to join the programming neighborhood.

LONG-TERM CUSTOMER RELATIONSHIPS

  PanAmSat's strategy is to build long-term relationships with its customers by understanding their business objectives and offering long-term solutions to their satellite transmission needs. Most of PanAmSat's revenues result from long-term contracts with its customers. In many cases, programmers, corporations and ISPs have incrementally increased usage of PanAmSat satellites based on their service experience.

                                 THE SATELLITES

  The following tables describe the Company's operational and anticipated fleet of satellites:

                             SUMMARY SATELLITE DATA

OPERATIONAL SATELLITES

                          PAS-1                 PAS-2                PAS-3                PAS-4                PAS-5
                   -------------------- --------------------- ------------------- --------------------- -------------------
Region Covered..      Atlantic Ocean        Pacific Ocean       Atlantic Ocean        Indian Ocean        Atlantic Ocean
Satellite.......         GE 3000               HS 601               HS 601               HS 601               HS 601
Expected End of
 Useful Life(2).           2001                 2009                 2008                 2011                2012(3)
Orbital Loca-
 tion...........     45(degrees) W.L.     191(degrees) W.L.    43(degrees) W.L.   68.5(degrees) E.L.(4)  58(degrees) W.L.
Transponders(5)
 Ku-band(6).....        6 @ 72 MHz           12 @ 54 MHz          12 @ 54 MHz          16 @ 27 MHz          24 @ 36 MHz
                                             4 @ 64 MHz           4 @ 64 MHz           6 @ 54 MHz
 C-band(7)......        6 @ 72 MHz           12 @ 54 MHz          12 @ 54 MHz          12 @ 54 MHz          24 @ 36 MHz
                       12 @ 36 MHz           4 @ 64 MHz           4 @ 64 MHz           4 @ 64 MHz
Usable Band-
 width(8).......        1,296 MHz             1,808 MHz            1,808 MHz            1,768 MHz            1,728 MHz
Output Power(9)
Ku-band.........       6 @ 16 Watts         16 @ 63 Watts        16 @ 63 Watts        24 @ 60 Watts        18 @110 Watts
                                                                                                           6 @ 60 Watts
C-band..........       6 @ 16 Watts         16 @ 30 Watts        16 @ 34 Watts        16 @ 30 Watts        24 @ 50 Watts
                      12 @ 8.5 Watts
Total Output
 Power..........        294 Watts            1,488 Watts          1,552 Watts          1,920 Watts          3,540 Watts
                        GALAXY I-R          GALAXY III-R           GALAXY IV            GALAXY V             GALAXY VI
                   -------------------- --------------------- ------------------- --------------------- -------------------
                                           Latin America/
Region Covered..      United States         United States        United States        United States        United States
Satellite.......          HS 376               HS 601               HS 601               HS 376               HS 376
Expected End of
 Useful Life(10)..         2006                 2004                 2005                 2004                 2003
Orbital Loca-
 tion...........   133(degrees) W.L.(4)   95(degrees) W.L.     99(degrees) W.L.     125(degrees) W.L.   74(degrees) W.L.(4)
Transponders(5)
 Ku-band(6).....           --                16 @ 27 MHz          16 @ 27 MHz              --                   --
                                             8 @ 54 MHz           8 @ 54 MHz
 C-band(7)......       24 @ 36 MHz           24 @ 36 MHz          24 @ 36 MHz          24 @ 36 MHz          24 @ 36 MHz
Usable Band-
 width(8).......         864 MHz              1,728 MHz            1,728 MHz             864 MHz              864 MHz
Output Power(9)
 Ku-band........           --               24 @ 63 Watts        24 @ 50 Watts             --                   --
 C-band.........      24 @ 16 Watts         24 @ 16 Watts        24 @ 16 Watts        24 @ 16 Watts        24 @ 10 Watts
Total Output
 Power..........        384 Watts            1,896 Watts          1,584 Watts           384 Watts            240 Watts
                      GALAXY VIII-I           GALAXY IX              SBS-4                SBS-5                SBS-6
                   -------------------- --------------------- ------------------- --------------------- -------------------
Region Covered..      Latin America         United States        United States        United States        United States
Satellite.......         HS 601HP              HS 376               HS 376               HS 376               HS 393
Expected End of
 Useful Life(10)         2012(12)               2010            (inclined)(13)            1999                 2007
Orbital Loca-
 tion...........     95(degrees) W.L.   123(degrees) W.L.(14) 77(degrees) W.L.(4) 123(degrees) W.L.(14) 74(degrees) W.L.(4)
Transponders(5)
Ku-band(6)......       32 @ 24 MHz               --               10 @ 43 MHz          10 @ 43 MHz          19 @ 43 MHz
                                                                                       4 @ 110 MHz
C-band(7).......           --                24 @ 36 MHz              --                   --                   --
Usable Band-
 width(8).......         768 MHz               864 MHz              430 MHz              870 MHz              817 MHz
Output Power(9).
Ku-band.........      32 @ 115 Watts             --              10 @ 20 Watts        14 @ 20 Watts        19 @ 41 Watts
C-band..........           --               24 @ 16 Watts             --                   --                   --
Total Output
 Power..........       3,680 Watts            384 Watts            200 Watts            280 Watts            779 Watts
                       PAS-6(1)
                   ----------------
Region Covered..    Atlantic Ocean
Satellite.......     SS/L FS-1300
Expected End of
 Useful Life(2).       2012(3)
Orbital Loca-
 tion...........   43(degrees) W.L.
Transponders(5)
 Ku-band(6).....     36 @ 36 MHz
                      2 @ 64 MHz
 C-band(7)......         --
Usable Band-
 width(8).......      1,296 MHz
Output Power(9)
Ku-band.........    24 @ 100 Watts
                    12 @ 110 Watts
C-band..........
Total Output
 Power..........     3,720 Watts
                      GALAXY VII
                   ----------------
Region Covered..    United States
Satellite.......        HS 601
Expected End of
 Useful Life(10)..       2006
Orbital Loca-
 tion...........   91(degrees) W.L.
Transponders(5)
 Ku-band(6).....     16 @ 27 MHz
                      8 @ 54 MHz
 C-band(7)......     24 @ 36 MHz
Usable Band-
 width(8).......      1,728 MHz
Output Power(9)
 Ku-band........    24 @ 50 Watts
 C-band.........    24 @ 16 Watts
Total Output
 Power..........     1,584 Watts
                   BRASILSAT A1(11)
                   ----------------
Region Covered..    United States
Satellite.......        HS 376
Expected End of
 Useful Life(10)    (inclined)(13)
Orbital Loca-
 tion...........   79(degrees) W.L.
Transponders(5)
Ku-band(6)......         --
C-band(7).......     24 @ 36 MHz
Usable Band-
 width(8).......       864 MHz
Output Power(9).
Ku-band.........         --
C-band..........    24 @ 10 Watts
Total Output
 Power..........      240 Watts

SATELLITES UNDER DEVELOPMENT

                      PAS-6B(1)           PAS-7(1)              PAS-8(1)             GALAXY X             GALAXY XI
                   ---------------- --------------------- -------------------- --------------------- -------------------
Region Covered..    Atlantic Ocean      Indian Ocean         Pacific Ocean         United States        United States
Expected
 Launch(15).....         1998               1998                  1998                 1998                 1998
Satellite.......       HS 601HP        SS/L FS-1300(1)      SS/L FS-1300(1)          HS 601HP              HS 702
Expected End of
 Useful Life(13)..     2013(3)             2011(1)              2013(3)                2010                 2013
Orbital Loca-
 tion...........   43(degrees) W.L. 68.5(degrees) E.L.(4) 166(degrees) E.L.(4) 123(degrees) W.L.(14) 74(degrees) W.L.(4)
Transponders(5)
 Ku-band(6).....     32 @ 36 MHz         30 @ 36 MHz          24 @ 36 MHz           24 @ 36 MHz          16 @ 27 MHz
                                                                                                         24 @ 36 MHz
 C-band(7)......         --            14 @ 36 MHz (4)        24 @ 36 MHz           24 @ 36 MHz          24 @ 36 MHz
Usable Band-
 width(8).......      1,152 MHz           1,584 MHz            1,728 MHz             1,728 MHz            2,160 MHz
Output Power(9)
 Ku-band........   To be determined    30 @ 100 Watts        24 @ 100 Watts        24 @ 63 Watts       16 @ 140 Watts
                                                                                                        24 @ 75 Watts
 C-band.........         --             14 @ 50 Watts        24 @ 50 Watts         24 @ 20 Watts        24 @ 20 Watts
Total Output
 Power..........   To be determined      3,700 Watts          3,600 Watts           1,992 Watts          4,520 Watts
                        PAS-9             PAS-1R
                   ---------------- -------------------
Region Covered..     Indian Ocean      United States
Expected
 Launch(15).....         1999              1999
Satellite.......        HS 702            HS 702
Expected End of
 Useful Life(13)..     2014(3)            2014(2)
Orbital Loca-
 tion...........   To be determined 45(degrees) W.L.(4)
Transponders(5)
 Ku-band(6).....     48 @ 36 MHz        36 @ 36 MHz
 C-band(7)......     12 @ 36 MHz        36 @ 36 MHz
Usable Band-
 width(8).......      2,160 MHz          2,592 MHz
Output Power(9)
 Ku-band........   To be determined  To be determined
 C-band.........   To be determined  To be determined
Total Output
 Power..........   To be determined  To be determined

--------
(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."
(2) The information for PAS-1, PAS-2, PAS-3 and PAS-4 is based on fuel level estimates at October 31, 1997. The information for PAS-5 and PAS-6 is based on the terms of their satellite contracts and their launch contracts. Anomalies have begun to occur on PAS-1, which is beyond its construction design life. As a cautionary measure, PAS-1R, a replacement satellite for PAS-1, is planned for launch in 1999.
(3) The use of certain launch vehicles may yield significantly longer fuel life for these satellites. The chart shows the conservative design life for such satellites. Actual life may be longer in such cases. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" for a discussion of recent events affecting PAS-6.
(4) PanAmSat has received conditional regulatory approval for the orbital slot of 72(degrees) E.L. from the FCC, which approval is subject to a full financial showing and demonstration of consultation with Intelsat, an international treaty organization of 142 member nations ("Intelsat"). In addition, PanAmSat has requested approval to co-locate a satellite with PAS-4 at 68.5(degrees) E.L. PanAmSat intends to locate PAS-7 at the 68.5(degrees) E.L. orbital location if its application for such orbital location is granted, in which case the 72(degrees) E.L. orbital slot could be used for another satellite. If PAS-7 is to be co-located with PAS-4, it is unlikely that PAS-7 will be permitted to operate its C-band transponders for transmitting to or from Russia until certain coordination issues are resolved with the Russian Federation. PanAmSat tentatively plans to locate PAS-8 at 166(degrees) E.L. and has an application for that orbital slot pending with the FCC. The Company has not yet filed an application with the FCC for PAS-1R. The FCC gives a "replacement expectancy" with respect to the use of the same orbital location at the same frequencies for replacement satellites. This replacement expectancy may increase the likelihood that PanAmSat will be able to expand the frequencies or coverages employed by PAS-1 at 45(degrees) W.L.; however, no assurance can be given that the Company will be successful at expanding such frequencies and coverages. SBS-4's FCC license expired in 1994, and the satellite is operated pursuant to grants of special temporary authority that are renewed periodically. PanAmSat has filed an application with the FCC for Galaxy II (H) (to be known as Galaxy XI), a hybrid satellite that will replace Galaxy VI (a C-band satellite) and SBS-6 (a Ku-band satellite) at 74(degrees) W.L. Currently, the Company has not identified any future orbital locations for Galaxy VI and SBS-6. Once slots have been identified, the Company plans to apply for temporary authority to operate at such slots until other satellites are authorized for, and commence operations at, such slots.
(5) Satellite transponders receive transmissions from Earth and relay them back to Earth. Transponders are composed of receivers, preamplifiers, power amplifiers, frequency shifters and a host of other electronics.
(6) Ku-band is a range of relatively high frequencies (between approximately 12 GHz and 14 GHz) used for commercial satellite communications. Ku-band is widely used for distribution of broadcast television and DTH services, as well as business communications, and allows the use of relatively small receive antennas.

(7) C-band is a range of relatively low frequencies (between approximately 4 GHz and 6 GHz) used for commercial satellite communications. C-band is used primarily for cable and broadcast distribution and requires the use of relatively large receive antennas on the ground.
(8) Bandwidth is one measure of the information carrying capacity of a transponder. A transponder's bandwidth and power together primarily determine the amount of information that can be carried.
(9) Output power is the transmitter power of each transponder and is not a measure of the signal power received on Earth. Total output power is the aggregate power of all the transponders on the satellite. High output power allows for the use of smaller and less expensive receiving antennas to obtain a satellite signal. See footnote 1.
(10) The expected end of useful life for each of the Galaxy operational satellites (other than SBS-4) is based on fuel level estimates at October 30, 1997.
(11) On September 28, 1995, PanAmSat's predecessor-in-interest, Hughes Communications Galaxy, Inc. ("HCG"), filed an application for interim authority to use C-band capacity on Brasilsat A1 for a two-year period to help alleviate a shortage of C-band capacity in the United States. At that time, Brasilsat A1 was located at 63(degrees) W.L., operating in inclined orbit, and carrying no traffic. HCG also asked that the FCC allow all U.S. earth station licensees to communicate with the Brasilsat A1 satellite during the period of its interim authority pursuant to the ALSAT designation in their licenses. On June 14, 1996, HCG filed an amendment to its application for interim authority to use C-band capacity on Brasilsat A1. As HCG explained at that time, many of its customers were unable to communicate with Brasilsat A1 because the 63(degrees) W.L. orbital location did not provide good elevation angles for earth stations located on the west coast of the U.S. and because some earth stations could not be steered to communicate with satellites as far east as 63(degrees) W.L. Consequently, HCG asked that the FCC grant it interim authority to use C-band capacity on Brasilsat A1 from the 79(degrees) W.L. orbital location rather than the 63(degrees) W.L. location originally requested. To accommodate the future launch of GE Americom's GE-5 satellite, which the FCC has authorized to use the 79(degrees) W.L. orbital location, HCG agreed to cease operations on Brasilsat A1 at that location upon the launch of GE-5. On December 24, 1996, the FCC granted HCG interim authority to use C-band capacity on Brasilsat A1 at 79(degrees) W.L. as requested in HCG's amended application, until December 31, 1997, or the launch of the GE-5 satellite, whichever comes first. On December 11, 1997, PanAmSat requested an extension of the interim authority for Brasilsat A1.
(12) The expected end of useful life for each of the indicated satellites is based on the terms of the relevant satellite construction contract and the terms (with respect to Galaxy VIII-i, Galaxy X and Galaxy XI) or anticipated terms (with respect to PAS-1R or PAS-9) of the relevant satellite launch arrangement.
(13) Satellite operators may opt to extend the life of a satellite beyond its useful life by allowing it to move into a fuel-conserving mode called "inclined orbit." When a satellite is put into inclined orbit, only east-west station-keeping is continued. While in this mode, the satellite moves in a figure-8 crossing the equator twice daily. The uncorrected north-south inclination increases over time and customers must retrofit their existing ground equipment or purchase new equipment to enable them to track the movement of the satellite. After reaching a certain degree of north-south inclination, tracking antennas can no longer reliably follow the movement of the satellite and its useful life ends.
(14) Galaxy X (a C-band/Ku-band hybrid) will replace SBS-5 (a Ku-band satellite) at 123(degrees) W.L. Galaxy IX (a C-band satellite) is an expansion satellite that is authorized to operate at 127(degrees) W.L. The FCC has authorized Galaxy IX to operate temporarily at 123(degrees) W.L. until Galaxy X is launched and occupies that orbital location. The decision granting the Galaxy IX application was conditioned on relinquishing any right to the continued operation of SBS-5 once Galaxy X begins commercial operations. The Company plans to request that the FCC grant PanAmSat interim authority to move SBS-5 to 127(degrees) W.L. when Galaxy IX relocates there, subject to coordination with satellites in adjacent locations. The interim authority would permit SBS-5 to occupy 127(degrees) W.L. until the FCC licenses another satellite for 127(degrees) W.L. and the satellite commences operations at that orbital location. There can be no assurance that the FCC will grant PanAmSat's request to relocate SBS-5 to 127(degrees) W.L. on such basis.
(15) Future launch dates are based on PanAmSat estimates.

SATELLITE PROCUREMENT

  The Company currently has seven satellites under construction and development. The Company has agreements with Hughes Space and Communications Company ("HSC"), an affiliate of the Company, for construction of Galaxy X, Galaxy XI, PAS-1R, PAS-6B and PAS-9, and with Space Systems/Loral, Inc. ("SS/Loral") for the construction of PAS-7 and PAS-8. These agreements generally require the Company to pay the majority of the total contract price for each satellite during the period of the satellite's construction, with the remainder of such contract price to be paid in the form of incentive payments based on orbital performance over the design life of the satellite following launch. The contracts also provide for price reductions or liquidated damage payments in the event of late delivery due to the fault of the manufacturer. Each contract provides for a limited pre-launch warranty that a satellite will be free from any defects and conform to technical specifications. The satellite construction contracts contain provisions that would enable the Company to terminate such contracts both with and without cause. If terminated without cause, the Company would forfeit its progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in such contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

LAUNCH ARRANGEMENTS

  The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provide that the Company may terminate such contract at its option, subject to payment by the Company of a specified termination liability that increases in magnitude as the applicable launch date approaches. In addition, in the event of the failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for relaunch. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

CONTROL OF SATELLITES AFTER LAUNCH

  Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PanAmSat generally provides TT&C services for its own satellites, as well as for certain satellites owned or operated by others.

INSURANCE

  Launch Insurance. Under PanAmSat's satellite construction contracts, the contractor generally bears the risk of loss of a satellite during the construction phase up to delivery, at which time risk of loss passes to PanAmSat and launch insurance coverage begins. PanAmSat generally maintains launch insurance with respect to its satellites in an amount approximately equal to the construction, launch and insurance costs for each of such satellites.

  Coverage under PanAmSat's launch insurance includes claims arising from occurrences up to three years after launch, except for PAS-6. Such coverage includes not only catastrophic loss of a satellite during launch, but also the failure of a satellite to obtain proper orbit, or to perform in accordance with design specifications once in orbit. The terms of the policies generally provide for payment of the full insured amount if 50% or more of a satellite's communications capacity is lost within such three-year period, and, subject to certain deductibles, partial payment for losses of less than 50% of the satellite's communications capacity within such period. Such insurance policies include standard commercial launch insurance provisions and customary exclusions including (i) military or similar actions, (ii) laser, directed-energy or nuclear anti-satellite devices, (iii) insurrection and similar acts or governmental action to prevent such acts, (iv) governmental confiscation,
(v) nuclear reaction or radiation contamination, (vi) willful or intentional acts of PanAmSat or its contractors, (vii) loss of market, loss of revenue, extra expenses, incidental and consequential damages, and (viii) third-party claims against

PanAmSat. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology" for a description of certain insurance arrangements with respect to PAS-6.

  In-orbit Insurance. PanAmSat typically obtains in-orbit insurance in advance of the expiration of the relevant launch insurance policy, and coverage thereunder commences upon expiration of such launch insurance policy. PanAmSat generally obtains in-orbit insurance with respect to its satellites in an initial amount approximately equal to the construction, launch and insurance costs for each of such satellites. The amount of in-orbit insurance in force with respect to each of PanAmSat's satellites generally decreases over time, usually on straight line basis over the estimated useful life of such satellite.

  PanAmSat generally does not insure against lost revenues in the event of a total or partial loss of the communications capacity of a satellite. The Company does, however, purchase insurance to cover revenues from a satellite when revenues have been recognized in connection with an outright sale, sales-type lease or other arrangement with performance warranty provisions with respect to such satellite.

  Coverage under PanAmSat's in-orbit insurance policies includes claims arising from occurrences after the expiration of the relevant launch insurance policy. The insurance coverage includes the failure of a satellite to continue to perform in accordance with design specifications. Payments in respect of losses of communications capacity are calculated in the same manner as under the launch insurance policies.

  PanAmSat's in-orbit policies typically include customary commercial satellite insurance exclusions, including, among other things, damage or loss caused by military actions or acts of war, anti-satellite devices, government action, frequency interference or nuclear reaction.

SALE LEASEBACK ARRANGEMENTS

  The Company entered into sale-leaseback arrangements with respect to certain transponders on SBS-6, Galaxy VII and Galaxy IIIR in December 1991, September 1993 and February 1996, respectively. Pursuant to such arrangements, Galaxy sold 19 Ku-band transponders on SBS-6, 16 Ku-band and 14 C-band transponders on Galaxy VII and 24 Ku-band transponders on Galaxy IIIR. Concurrently with such sales, Galaxy agreed to lease back such transponders on terms that required it to make scheduled semi-annual lease payments and operate and maintain such transponders and the applicable satellites for terms of 11.2 years, 11 years and 6.9 years, respectively. As a result of the Merger, PanAmSat succeeded to these arrangements. At the end of each lease's initial term, the Company has the option to renew such lease through the end of the applicable satellite's useful life. The Company's obligations under each sale-leaseback arrangement are guaranteed by General Motors Acceptance Corporation (as successor in interest to Hughes Electronics Corporation) ("GMAC"). In connection with the Merger, the Company agreed to pay and indemnify GMAC for performing any of its obligations under such guarantees.

  The Company has an option under such leases to repurchase such transponders prior to the end of the respective lease terms as follows: $152 million in 1998 (for which an early buy-out option for $96.6 million relating to transponders on SBS-6 was exercised by the Company in January 1998) and $366 million in 1999.

  Each of the sale-leaseback leases imposes limits on the Company's ability to move the applicable satellite to a different orbital location other than in certain specified situations and imposes limitations on the Company's ability to consolidate or merge with another entity unless certain circumstances are satisfied. The Company is also required under the terms of each such lease to maintain in-orbit insurance on the applicable satellite. In addition, upon the loss of one or more transponders, the Company is required either to pay a specified loss amount or provide replacement transponder capacity to the relevant lessor.

                              SALES AND MARKETING

  PanAmSat's sales and marketing activities are separated into three general service areas: full-time program distribution; part-time and ad hoc broadcast; and business communications and long-distance telephony.

  PanAmSat's Greenwich headquarters has a sales and marketing department for each service area. PanAmSat also has sales and marketing offices in Long Beach, California, Coral Gables, Florida, Sydney, Australia, London, England, Tokyo, Japan and Johannesburg, South Africa, which provide integrated sales and marketing for all three service areas in their respective regions. The senior executive officers of PanAmSat have been directly involved in marketing to key broadcasting and business communications customers.

                                  COMPETITION

  PanAmSat primarily competes with companies and organizations that own or utilize satellite or terrestrial transmission facilities.

OTHER SATELLITE OPERATORS

  PanAmSat's satellite competitors are divided among three categories: (i) global competitors; (ii) companies that intend to create global satellite systems; and (iii) regional or domestic satellite operators.

  PanAmSat's only global competitor is Intelsat, an international treaty organization of 142 member nations based in Washington, D.C. that provides global satellite capacity primarily through its members called signatories. Comsat Corporation ("Comsat") is the U.S. signatory and is the only company permitted to provide Intelsat satellite capacity in the United States.

  Intelsat's mandate is to provide international satellite capacity on a non-discriminatory basis to countries around the world. Since its formation in 1964, Intelsat's primary business has been the provision of satellite capacity for long-distance telephony circuits. According to Intelsat's 1996 annual report, video services comprised 26 percent of Intelsat's operating revenue. Intelsat generally provides capacity directly to its signatories which then market such capacity to their customers.

  In recent years, Intelsat has launched higher-powered satellites that are capable of providing video distribution, DTH and private business network services. In addition, many countries now permit companies other than the Intelsat signatory to market Intelsat satellite capacity in that country. Intelsat and its signatories have announced an intention to create an affiliate company that will own and operate high-power satellites designed for DTH and other high-growth services and that will directly market those services to end users. In February 1998, Intelsat announced a plan that would spin off six satellites and related resources to a new commercial company that would effectively be controlled by current Intelsat signatories. Comsat has also requested approval from the FCC to be regulated as a non-dominant carrier.

  In addition to Intelsat, PanAmSat experiences competition from companies that have announced plans to create global satellite systems, primarily through acquisitions, partnerships or equity interests in domestic or regional satellite systems. These companies include Loral Space and Communications Ltd. ("Loral"), GE American Communications, Inc. ("GE Americom") and Lockheed Martin Corp. For instance, in 1997 Loral acquired AT&T Skynet (a domestic U.S. satellite operator), announced plans to acquire Orion Network Systems (a transatlantic satellite operator with plans to launch additional international satellites in other regions) and entered into a strategic partnership to own and operate Satelites Mexicanos, S.A. de C.V. (a Mexican satellite system that provides satellite capacity in Latin America).

  PanAmSat also experiences competition from numerous companies and/or governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is limited to service within one country or region, depending on the operator's satellite coverage and market activities. In the United States, GE Americom, Loral and Comsat all currently provide fixed satellite services on a regional or domestic basis, and are the Company's primary competitors in such market.

PROPOSED SATELLITE SYSTEMS

  Other companies have announced plans to operate regional or transoceanic satellite systems. Entry into the international satellite communication industry can be expensive and difficult. The construction and launch of a satellite comparable to PanAmSat's new satellites usually takes approximately three or more years and costs approximately $200 million to $250 million. In addition, there are a limited number of orbital slots. The operation of an international satellite communications system also requires approvals from national telecommunications authorities and Intelsat and, in certain cases, from regional satellite authorities. See "--Government Regulation." While the trend around the world is to liberalize these regulatory requirements, at present obtaining the necessary licenses involves significant time, expense and expertise.

  The Company believes that low-earth-orbit satellite systems under development, such as Celestri, Globalstar, Iridium, Skybridge and Teledesic, are not competitors of PanAmSat. These low-earth-orbit systems are designed primarily for mobile telephony and data services and are not expected to serve the fixed point-to-multipoint video and telecommunications markets.

SERVICE PROVIDERS

  In some cases, PanAmSat experiences competition for its value-added satellite services from companies that also provide value-added services. These companies typically lease large amounts of satellite capacity from satellite operators and then use that capacity to provide value-added communications networks for their customers. For instance, several carriers operate VSAT networks for businesses that PanAmSat also could provide as a value-added service. In addition, brokers in the United States provide value-added special events services to broadcasters, businesses and educational institutions that also could be provided by PanAmSat. Many of these value-added service providers and brokers are PanAmSat customers for their satellite capacity.

OPTICAL FIBER CABLES

  Optical fiber cables generally do not compete with PanAmSat's services. The primary use of optical fiber cables is to carry high-volume telephony communications on a point-to-point basis. Transcontinental optical fiber cables currently carry video traffic, but this service is largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events which require transportable uplink earth stations.

                             GOVERNMENT REGULATION

  As an operator of a privately-owned global satellite system, PanAmSat is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which PanAmSat operates; (iii) the Intelsat consultation process; and (iv) the frequency coordination process of the International Telecommunications Union (the "ITU").

U.S. REGULATION

  The ownership and operation of PanAmSat's satellite system is regulated by the FCC. PanAmSat is subject to the FCC's jurisdiction primarily for: (i) the licensing of satellites and earth stations; (ii) avoidance of interference with other radio stations; and (iii) compliance with FCC rules governing U.S.- licensed satellite systems. Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or to renew existing authorizations. PanAmSat is not regulated as a common carrier and, therefore, is not subject to rate regulation or the obligation not to discriminate among customers, and operates with minimal governmental scrutiny of its business decisions. PanAmSat must pay FCC filing fees in connection with its space station and earth station applications; must pay annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent PanAmSat is deemed to be providing interstate telecommunications, must contribute to funds used to support universal service.

  Authorization to Construct, Launch, and Operate Satellites. The FCC grants authorizations to satellite operators who meet its legal, technical and financial qualification requirements. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate for one year each requested satellite. Licenses are issued for an initial ten-year term, and may be extended by the FCC, although it may not be possible for satellites operating beyond their initial ten-year term to remain in the same orbital location or even, in all cases, to be provided a new orbital location. The FCC's rules and policies limit the number of expansion satellite authorizations that may be granted for the same frequency band at one time.

  PanAmSat has final FCC authorization for seventeen satellites operating in the C-band, the Ku-band, or both bands. In addition, PanAmSat has a final authorization to operate nine satellites in the Ka-band (one Atlantic Ocean Region ("AOR"), to be located at 58(degrees) W.L.; two Pacific Ocean Region ("POR"), to be located at 149(degrees) E.L. and 173(degrees) E.L.; four Indian Ocean Region ("IOR"), to be located at 36(degrees) E.L., 40(degrees) E.L., 48(degrees) E.L., and 124.5(degrees) E.L.; and two U.S., to be located at 103(degrees) W.L. and 125(degrees) W.L.). PanAmSat has requested authority also to operate five of these satellites in the BSS band, and to operate three other satellites exclusively in the BSS band, but FCC processing of PanAmSat's requests must await the resolution of issues concerning the ITU's BSS band plan.

  In addition to the above final authorizations, PanAmSat has a conditional authorization for an IOR satellite, to be located at 72(degrees) E.L. In order to finalize this authorization, PanAmSat must make a full financial showing and complete its consultation with Intelsat for the satellite.

  None of PanAmSat's final or conditional authorizations is subject to further administrative or judicial reconsideration or review. The FCC reserves the right to require a satellite to be relocated to a different orbital location if it determines that such a change is in the public interest, but the FCC has rarely used this authority.

  PanAmSat operates two additional satellites under interim or special temporary authority. The first of these satellites, Brasilsat A1, is providing U.S. domestic service from 79(degrees) W.L. under an interim authorization that expired on December 31, 1997. PanAmSat has requested, but has not yet received, an extension of this authority. The second satellite, SBS-4, exceeded its regular license term in 1994 and, since that time, has operated at 77(degrees) W.L. under successive grants of special temporary authority. Both Brasilsat A1 and SBS-4 must be relocated once the U.S. satellites assigned to 79(degrees) W.L. and 77(degrees) W.L., respectively, are launched. Although PanAmSat has requested authority to relocate SBS-4 to 79(degrees) W.L., there can be no assurance that either of the satellites will be authorized to operate at another orbital location.

  PanAmSat has filed the following applications for additional or replacement satellites in the C-band and/or the Ku-band: (1) applications for two hybrid C/Ku-band satellites (one POR and one U.S.), and one Ku-band satellite (U.S.), that are now ripe for FCC action; (2) applications for two hybrid C/Ku-band satellites (one IOR and one U.S.); and (3) an application for a hybrid C/Ku-band satellite to replace its separate C-band and Ku-band satellites at 74(degrees) W.L. In order to grant two of the U.S. additional satellite applications, the FCC would have to assign different orbital locations than those requested by PanAmSat (79(degrees) W.L. and 93(degrees) W.L.) because, after PanAmSat's applications were filed, the FCC assigned these orbital locations to other entities. PanAmSat has requested that the 79(degrees) W.L. application be associated with the 81(degrees) W.L. orbital location.

  In 1996, the FCC modified its rules for processing international satellite system applications. Under the new rules, FCC action on one IOR application and one U.S. application would be substantially delayed. PanAmSat has requested a waiver of these rules.

  PanAmSat has filed applications for six additional Ka-band satellites (two AOR; two POR; and two IOR), which will be processed in the second Ka-band satellite processing round. Finally, PanAmSat has applied for twelve V-band satellites (two AOR, six IOR, and four U.S.), but the FCC has not yet accepted these applications for filing.

  Under the FCC's rules, unless an applicant has received an authorization to launch and operate, it must notify the FCC in writing prior to commencing satellite construction, and any construction engaged in is at the applicant's own risk. While PanAmSat therefore may proceed with the construction of planned satellites without prior FCC approval, it must accept the risk that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may act in a manner that limits or eliminates some or all of the value of the construction previously done on the satellite.

  Other FCC Authorizations. Under the FCC's rules, an entity that provides international telecommunications services on a common carrier basis must first receive authorization, pursuant to Section 214 of the Communications Act of 1934, as amended, to provide such services. The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI") and PanAmSat Communications Carrier Services, Inc. ("PCCS"), wholly owned subsidiaries of the Company, Section 214 authority to provide international private line and public switched services. As common carriers, PCSI and PCCS are subject to rate regulation, tariffing and non-discrimination requirements.

  Other Authorizations. PanAmSat Asia Carrier Services, Inc. ("PACS"), a wholly owned subsidiary of the Company, intends to apply for a common carrier license in Australia. If such license is granted, PACS will be subject to rate regulation, tariffing and other possible requirements.

  Scope of Services Authorized. In 1996, the FCC eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of PanAmSat's satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services. Due to a restriction in the FCC's rules, however, the transponders on PAS-5 that operate in the 10.7-11.7 GHz and 12.75-13.25 GHz frequency bands may be used solely for international service. PanAmSat has requested a waiver of this restriction.

  Coordination Requirements. Orion Satellite Corporation ("Orion") has an FCC authorization for the orbital location adjacent to PAS-1. Orion has taken the position that PanAmSat must accept interference from Orion's satellite because PAS-1 does not have "full frequency reuse," while PanAmSat has disputed this position. The FCC has suggested that Orion's position is incorrect, but stated that it will not rule definitively on the issue unless the parties are unable to resolve their differences by frequency coordination. Orion announced in 1993 that it had cancelled its contract for construction of the satellite which was intended for this orbital slot but reaffirmed its intention to build such satellite at an unspecified later date.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks" generally and for a description of certain frequency coordination issues affecting PAS-6 and PAS-7.

REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

  Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Most countries in which PanAmSat operates are signatories of Intelsat and, as a result, may require PanAmSat to confirm that it has successfully completed technical consultation with Intelsat before providing services on a given satellite. See "--Intelsat Consultation." In addition, PanAmSat may be subject to national communications and/or broadcasting laws with respect to its provision of international satellite service. While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities.

  Many countries--particularly in Latin America and, increasingly, in Europe, Africa and Asia--have liberalized their regulations to permit multiple entities to seek licenses to provide voice, data or video services for their own use or for third-party use; to own and operate private earth station equipment; and to choose a provider of satellite capacity. This trend should accelerate with the commitments by many World Trade Organization ("WTO") members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In such environments, customer access to PanAmSat's services can be a relatively simple procedure. Other countries, however, have maintained strict monopoly regimes. In such markets, a single entity (often the government-owned Posts, Telephone and Telegraph authority) may hold a monopoly on the ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from, and within the country, including via satellite, rendering the provision of service from PanAmSat and other U.S.-licensed satellites more complicated.

  Many countries also permit satellite carriers to provide services directly to end users. In others, however, a license is required. PanAmSat has obtained licenses in Argentina, Columbia, Ecuador, France, Germany, Japan, Pakistan and the United Kingdom to provide certain services directly to end users. Through its wholly-owned subsidiary, PACS, the Company intends to apply for a carrier license in Australia.

  Notwithstanding the wide variety of regulatory regimes extant in the countries in which PanAmSat provides service, PanAmSat believes that it and its customers are in compliance in all material respects with all applicable laws and regulations.

  Intelsat Consultation. In connection with its international satellite services, PanAmSat must complete a consultation process with Intelsat under
Article XIV of the Intelsat Agreement to assure that use of any new satellite will not cause Intelsat technical harm. To provide domestic satellite services in any country, PanAmSat must complete a technical consultation.

  The FCC is responsible for ensuring that PanAmSat has undergone the necessary consultations and that it operates in accordance with the technical parameters forming the basis for each Article XIV consultation. If PanAmSat changes the terms (either technical or service) of its operation in a significant way, it may need to reconsult with Intelsat.

  The ITU Frequency Coordination Process. Each ITU member nation is required to register its proposed use of orbital slots with the ITU's Radio Regulations Board. Other nations then may give notice of any use or intended use of the radio spectrum that would conflict with the proposal. The nations then are obligated to seek to coordinate the proposed uses and resolve interference concerns. If all disputes are resolved, the ITU "notifies" the proposed use which, at least theoretically, protects it from subsequent or nonconforming interfering uses. The ITU Radio Regulations Board has no dispute resolution or enforcement mechanisms, however, and international law provides no clear remedies if this voluntary process fails.

  While the right to use most frequencies is determined on a "first-come, first-served" basis, the ITU has "planned" the use of certain frequency bands in a manner that effectively reserves for various countries the right to use those frequencies in accordance with certain technical parameters at a given orbital location. PanAmSat's proposed use of BSS frequencies on eleven satellites is subject to unresolved issues concerning the ITU's BSS band plan.

  All of the registrations for PanAmSat's satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with PanAmSat's registered orbital slots for PAS-2, PAS-4 and PAS-8. Such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks."

                                   EMPLOYEES

  At December 31, 1997, PanAmSat had approximately 450 full-time employees. PanAmSat believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  PanAmSat's executive offices are located in Greenwich, Connecticut. PanAmSat leases its executive offices pursuant to a lease that will expire on March 31, 2003. PanAmSat currently operates seven teleports and operations centers in conjunction with its global satellite network. PanAmSat operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Long Beach, California; Napa, California; and Spring Creek, New York. PanAmSat's operations centers located in Ellenwood and Long Beach provide other services, such as customer service support, in addition to teleport operations. PanAmSat owns its Homestead, Florida; Spring Creek, New York; Napa, California; and Fillmore, California teleports. PanAmSat leases its Castle Rock, Colorado and Ellenwood, Georgia teleports, and its Long Beach, California teleport and operations center.

  PanAmSat also leases office space for its sales and marketing offices in Washington, D.C.; Coral Gables, Florida; Sydney, Australia; Johannesburg, South Africa; London, England; and Tokyo, Japan. PanAmSat's leases for its foreign offices have been entered into upon terms that PanAmSat deems to be reasonable and customary.

ITEM 3. LEGAL PROCEEDINGS

  On or about October 25, 1996, an action was commenced by Comsat against the Company, News Corporation, Ltd. ("News") and Grupo Televisa, S.A., ("Televisa") in the United States District Court for the Central District of California. The complaint alleges that News wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to the Company, the complaint alleges that the Company, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages, in an amount to be determined at trial. On December 11, 1996 the Company, News and Televisa filed motions to dismiss the action on various grounds, including that the FCC has primary jurisdiction over the dispute, that Federal law preempts the claims asserted against the Company and Televisa, that the claims asserted against Televisa and the Company are not recognized by Federal law, that the claims against the Company and Televisa fail to state a cause of action and that because the claims against the Company and Televisa depend upon the existence of enforceable rights under the tariff Comsat filed with the FCC, the claims fail if the FCC determines that Comsat has no such rights. In this regard, in April 1996, News filed a complaint with the FCC challenging Comsat's tariff. By order adopted September 15, 1997, the FCC dismissed that complaint without prejudice. On January 27, 1997, the court denied defendants' motions to dismiss the action. The trial is scheduled to begin on November 17, 1998. The Company believes this action is without merit and intends to vigorously contest this matter, although there can be no assurance that PanAmSat will prevail. If PanAmSat were not to prevail, the amounts involved could be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1997, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PanAmSat Common Stock was listed on the Nasdaq National Market in connection with the Merger and commenced trading on May 19, 1997 under the symbol "SPOT".

  The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for PanAmSat Common Stock, as reported by the Nasdaq National Market and the Dow Jones News Retrieval Service.

            1997                                                HIGH     LOW
            ----                                              -------- --------
Second Quarter (from May 19, 1997)........................... $30- 3/8 $27- 1/2
Third Quarter................................................ $44- 1/2 $29- 1/4
Fourth Quarter............................................... $46- 1/4 $36- 7/8

  At March 24, 1998, there were approximately 85 holders of record of PanAmSat Common Stock.

  To date, the Company has not declared or paid cash dividends on PanAmSat Common Stock. The Company presently intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying cash dividends in the near future. The payment of any future dividends on PanAmSat Common Stock will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of Galaxy (as predecessor) as of December 31, 1996, 1995 and 1994 and for each year of the three year period ended December 31, 1996 have been derived from the audited financial statements of Galaxy. The selected financial data set forth below as of December 31, 1993 and for the year ended December 31, 1993 have been derived from the unaudited financial statements of Galaxy which, in the opinion of management, include all adjustments necessary (consisting only of normal recurring adjustments) for a fair and consistent presentation of such information. The selected financial data as of and for the year ended December 31, 1997 have been derived from the audited consolidated financial statements of PanAmSat appearing elsewhere in this Annual Report, and should be read in conjunction with such financial statements and notes related thereto and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            PANAMSAT
                           HISTORICAL            GALAXY HISTORICAL DATA
                            DATA(1)                 (AS PREDECESSOR)
                          ------------  -------------------------------------------
                           YEAR ENDED
                          DECEMBER 31,          YEAR ENDED DECEMBER 31,
                              1997         1996        1995       1994       1993
                          ------------  ----------  ----------  ---------  --------
                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DA-
 TA:
Total revenues..........  $   629,939   $  482,770  $  386,126  $ 328,243  $220,247
                          -----------   ----------  ----------  ---------  --------
Costs and expenses
Cost of outright sales
 and sales-type leases..       20,476       52,969      49,616     45,747    34,530
Leaseback expense, net
 of deferred gain.......       61,907       59,927      36,597     36,617    36,576
Depreciation and amorti-
 zation.................      149,592       58,523      76,522     54,126    52,025
Direct operating costs..       61,199       34,794      29,931     33,627    35,034
Selling, general & ad-
 ministrative...........       42,561       34,119      30,146     51,595    19,278
                          -----------   ----------  ----------  ---------  --------
Operating income........      294,204      242,438     163,314    106,531    42,804
Interest expense,
 net(2).................      (30,973)      (4,903)     (5,828)    (6,826)   (5,848)
Other income............          385        2,184       7,892      3,885    44,876
                          -----------   ----------  ----------  ---------  --------
Income before taxes, mi-
 nority interest
 and extraordinary item.      263,616      239,719     165,378    103,590    81,832
Income tax expense......      117,325       89,895      62,017     38,846    30,687
Minority interest.......       12,819          --          --         --        --
Extraordinary item(3)...       20,643          --          --         --        --
                          -----------   ----------  ----------  ---------  --------
Net income..............  $   112,829   $  149,824  $  103,361  $  64,744  $ 51,145
                          ===========   ==========  ==========  =========  ========
OTHER FINANCIAL DATA:
EBITDA(4)...............  $   444,181   $  303,145  $  247,728  $ 164,542  $139,705
EBITDA margin...........           71%          63%         64%        50%       63%
Net cash provided by op-
 erating activities.....      286,726      151,238      83,690    110,490       --
Net cash used in invest-
 ing activities.........   (1,414,972)     (42,122)   (270,396)  (109,560)      --
Net cash provided by
 (used in) financing
 activities.............    1,219,956     (109,122)    186,720     (1,126)      --
Capital expenditures....      541,879      308,735     280,543    114,660   111,104
Total assets............    5,682,434    1,275,516   1,137,978    868,408   850,640
Total long-term obliga-
 tions..................    3,016,680      394,187     290,963    319,620   342,070
Total stockholders' eq-
 uity...................    2,560,836          --          --         --        --

--------
(1) Includes financial data for PanAmSat International from May 16, 1997 (the effective date of the Merger). See "Item 1. Business--Overview--The Merger" for a description of the Merger.
(2) Net of capitalized interest of $80.5 million, $14.6 million, $10.1 million, $5.1 million and $1.6 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, and net of interest income of $28.0 million in 1997.
(3) Represents loss on early extinguishment of debt, net of tax.
(4) Represents earnings before net interest expense, income tax expense, depreciation and amortization. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of income and cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations of PanAmSat should be read in conjunction with the financial data and the Consolidated Financial Statements appearing elsewhere in this Annual Report.

  The Company commenced operations on May 16, 1997 upon the Merger. Prior to the Merger, the Company was an inactive corporation formed solely for the purpose of consummating the Merger, and each of PanAmSat International and Galaxy was primarily engaged in the business of providing satellite-based communication services.

RESULTS OF OPERATIONS

  The Company's results of operations as reported incorporate PanAmSat International's activity commencing May 16, 1997, the effective date of the Merger. Since this represents only seven and one-half months of activity for PanAmSat International in 1997, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Merger as though it had occurred at the beginning of the respective periods presented (excluding the impact of PanAmSat International's $225 million gain on the sale of its direct-to-home television rights in certain foreign markets (the "DTH Options") to an affiliate concurrent with the Merger, as well as certain professional and advisory fees and other expenses incurred in connection with the Merger totaling $31.6 million, both of which are non-recurring items that are not indicative of the Company's ordinary course of business). The pro forma results are not necessarily indicative of the combined results that would have occurred had the Merger actually occurred at the beginning of 1996.

                                  PRO FORMA
                                 (UNAUDITED)             AS REPORTED
                              ------------------  ----------------------------
                                1997      1996      1997      1996      1995
                              --------  --------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
 Operating leases, satellite
  services and other......... $684,663  $566,027  $558,622  $319,084  $236,382
 Outright sales and sales-
  type leases................   71,317   163,686    71,317   163,686   149,744
                              --------  --------  --------  --------  --------
  Total revenue..............  755,980   729,713   629,939   482,770   386,126
                              --------  --------  --------  --------  --------
COSTS AND EXPENSES
 Cost of outright sales and
  sales-type leases..........   20,476    52,969    20,476    52,969    49,616
 Leaseback expense, net of
  deferred gain..............   61,907    59,927    61,907    59,927    36,597
 Direct operating and SG&A
  costs......................  130,076   136,116   103,760    68,913    60,077
 Depreciation and amortiza-
  tion.......................  197,116   181,100   149,592    58,523    76,522
                              --------  --------  --------  --------  --------
  Total......................  409,575   430,112   335,735   240,332   222,812
                              --------  --------  --------  --------  --------
 Income from operations......  346,405   299,601   294,204   242,438   163,314
 Interest expense, net.......   68,981   125,308    30,973     4,903     5,828
 Other income................     (385)   (2,184)     (385)   (2,184)   (7,892)
                              --------  --------  --------  --------  --------
 Income before income taxes,
  minority interest and
  extraordinary item.........  277,809   176,477   263,616   239,719   165,378
 Income tax expense..........  134,343    92,549   117,325    89,895    62,017
                              --------  --------  --------  --------  --------
 Income before minority
  interest and extraordinary
  item.......................  143,466    83,928   146,291   149,824   103,361
 Minority interest,
  subsidiary preferred stock
  dividend...................   24,838    28,474    12,819       --        --
                              --------  --------  --------  --------  --------
 Income before extraordinary
  item.......................  118,628    55,454   133,472   149,824   103,361
 Extraordinary item: loss on
  extinguishment of debt, net
  of tax.....................   20,643       --     20,643       --        --
                              --------  --------  --------  --------  --------
 Net income.................. $ 97,985  $ 55,454  $112,829  $149,824  $103,361
                              --------  --------  --------  --------  --------
 Earnings per share--basic
  and diluted................ $   0.66  $   0.37

                             CONSOLIDATED RESULTS

1997 COMPARED TO 1996 (PRO FORMA AND AS REPORTED)

  The following discussion of 1997 versus 1996 performance is primarily based on pro forma results. Pro forma results for 1997 and 1996 and as reported results since the Merger date reflect the impact of the acquisition of PanAmSat International, including the use of purchase accounting. Comparisons of as reported results reflect significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding arising from the Merger.

  Revenues. Pro forma revenues increased $26.3 million, or 4%, to $756.0 million in 1997 from $729.7 million in 1996. Pro forma video services revenues increased $88.4 million, or 17%, to $607.6 million in 1997 from $519.2 million in 1996, principally as a result of increased service agreements associated with available transponder capacity, increased ad hoc revenue associated with significant international news events and increased revenues associated with DTH services. Pro forma telecommunications services revenues decreased $43.1 million, or 26%, to $123.2 million in 1997 from $166.3 million in 1996. The decrease was primarily due to less outright sales and sales-type lease activity during 1997. Pro forma satellite services and other revenues decreased $19.0 million, or 43%, to $25.2 million in 1997 from $44.2 million in 1996 principally due to a decrease in ground services sales.

  The pro forma revenue increase can also be analyzed based on the type of agreement. Pro forma revenues from sales and sales-type leases decreased to $71.3 million in 1997 from $163.7 million in 1996. The decrease was attributable to a lower volume in 1997 relative to 1996 of outright sales and sales-type leases. Pro forma revenues from operating leases of transponders, satellite services and other increased $118.7 million, or 21%, to $684.7 million in 1997 from $566.0 million in 1996, due primarily to additional transponder capacity placed in service.

  As reported revenues increased $147.1 million, or 30%, to $629.9 million in 1997 from $482.8 million in 1996, primarily due to the impact of the Merger, and also due to increased service agreements associated with available transponder capacity.

  Cost of Outright Sales and Sales-Type Leases of Transponders. Pro forma cost of outright sales and sales-type leases of transponders decreased $32.5 million, or 61%, to $20.5 million in 1997 from $53.0 million in 1996, due to the decrease in outright sales and sales-type leases.

  Leaseback Expense, Net of Deferred Gain. Pro forma leaseback expense, net of deferred gain, increased $2.0 million, or 3%, to $61.9 million in 1997 from $59.9 million in 1996.

  Direct Operating and Selling, General and Administrative Costs. Pro forma direct operating and selling, general and administrative costs decreased $6.0 million, or 4%, to $130.1 million in 1997 from $136.1 million in 1996.

  Depreciation and Amortization. Pro forma depreciation and amortization increased $16.0 million, or 9%, to $197.1 million in 1997, from $181.1 million in 1996, due primarily to depreciation expense associated with additional transponder capacity placed in service.

  As reported depreciation and amortization increased $91.1 million, or 156%, to $149.6 million in 1997, from $58.5 million in 1996. In addition to the impact of the Merger, the increase was a result of depreciation expense associated with additional transponder capacity placed in service.

  Income from Operations. Pro forma income from operations increased $46.8 million, or 16%, to $346.4 million in 1997, from $299.6 million in 1996. The increase was primarily due to the increase in revenues and the decrease in cost of outright sales and sales-type leases.

  Interest Expense, Net. Pro forma interest expense, net decreased $56.3 million, or 45%, to $69.0 million in 1997, from $125.3 million in 1996. The decrease in pro forma interest expense, net was due to increased interest income earned on marketable securities coupled with reduced interest expense reflecting larger amounts of interest capitalized on satellites under construction which are expected to be launched in 1998 and 1999.

  Income Tax Expense. Pro forma income tax expense increased $41.8 million, or 45%, to $134.3 million in 1997, from $92.5 million in 1996. The increase in pro forma income tax expense was principally due to the increase in taxable income. The pro forma tax rates for 1997 and 1996 of 48% and 52%, respectively, are higher than the statutory rate due to the fact that goodwill amortization attributable to the Merger is not deductible for tax purposes.

  Minority Interest. Pro forma minority interest, representing preferred stock dividends of PanAmSat International, decreased $3.7 million to $24.8 million in 1997 from $28.5 million in 1996. The decrease was due to the conversion of PanAmSat International's 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 into 12 3/4% Senior Subordinated Notes due 2005 in the third quarter of 1997 and the related termination of dividend payment obligations.

  Extraordinary Item. The Company recorded an extraordinary charge of $20.6 million ($34.3 million before taxes) during 1997 related to the early extinguishment of certain indebtedness of PanAmSat's subsidiaries. The charge principally represented the excess of the price paid for the debt over its carrying value, net of any deferred financing costs and fair value adjustments recognized in connection with the Merger.

1996 COMPARED TO 1995 (AS REPORTED)

  Revenues. Revenues increased $96.7 million, or 25%, to $482.8 million in 1996 from $386.1 million in 1995. Video services revenues increased $78.5 million, or 33%, to $314.4 million in 1996 from $235.9 million in 1995, principally as a result of additional transponder capacity with the successful launch of Galaxy III-R and Galaxy IX. Telecommunications services revenues increased $28.0 million, or 28%, to $126.4 million in 1996 from $98.4 million in 1995. The increase was primarily due to an increase in the full and occasional use of SBS 6, Galaxy IV and Galaxy VII Ku-band transponders. Satellite services and other revenues decreased $9.8 million, or 19%, to $42.0 million in 1996 from $51.8 million in 1995 principally due to a decrease in ground service sales.

  The revenue increase can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases increased to $163.7 million in 1996 from $149.7 million in 1995. The increase was attributable to higher interest income on sales-type leases offset by a lower volume in 1996 relative to 1995 of outright sales and sales-type leases of transponders previously placed in service. The lower volume of outright sales and sales-type leases in 1996 primarily reflected a decrease in available in-orbit C-band transponder capacity, which is typically purchased outright or via sales-type leases by cable video providers. Revenues from operating leases of transponders, satellite services and other increased $82.7 million, or 35%, to $319.1 million in 1996 from $236.4 million in 1995, due primarily to additional transponder capacity placed in service with the launch of Galaxy III-R and Galaxy IX in 1996, including revenues received from a related party for certain Galaxy III-R transponder leases.

  Cost of Outright Sales and Sales-Type Leases of Transponders. Cost of outright sales and sales-type leases of transponders increased $3.4 million, or 7%, to $53.0 million in 1996 from $49.6 million in 1995, reflecting relatively constant margins on transponder sales and sales-type leases.

  Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, increased $23.3 million, or 64%, to $59.9 million in 1996 from $36.6 million in 1995. This increase in leaseback expense, net of deferred gain, was due to the sale-leaseback of Galaxy III-R in 1996.

  Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $8.8 million, or 15%, to $68.9 million in 1996 from $60.1 million in 1995 principally due to an increase in TT&C costs related to Galaxy III-R and Galaxy IX which were launched in 1996 and an increase in the provision for doubtful accounts.

  Depreciation and Amortization. Depreciation decreased $18.0 million, or 24%, to $58.5 million in 1996, from $76.5 million in 1995, due primarily to accelerated depreciation in 1995 attributable to a reduction in the expected useful lifetime of one noncommercial satellite resulting from a customer's decision not to exercise a lease renewal option, partially offset by additional depreciation associated with the launch and placement in service of Galaxy III-R.

  Income from Operations. Income from operations increased $79.1 million, or 48%, to $242.4 million in 1996, from $163.3 million in 1995. The increase is primarily due to the increase in revenues offset by an increase in leaseback expense, net of deferred gain.

  Other Income. Other income decreased $5.7 million to $2.2 million in 1996 from $7.9 million in 1995, primarily due to non-recurring revenue earned in 1995 for providing services to General Motors Corporation.

  Income Tax Expense. The effective tax rate for each of 1996 and 1995 was 38%, reflecting the U.S. federal, state and local income taxes reduced for foreign sales corporation benefits.

LIQUIDITY AND CAPITAL RESOURCES

  Pursuant to the Merger, aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. In connection with the Merger, the Company obtained a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company ("HE"). In addition to the $1.725 billion loan, at December 31, 1997 the Company also had long-term indebtedness of $717 million (comprised primarily of $600 million of loans under the Original Credit Agreement (as defined below) and $77.2 million due to affiliates).

  The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. With the commencement of construction of PAS-6B, the Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. See "--Risk Factors" below. The Company will require approximately $900 million to complete the construction, insurance and launch of PAS-6B, PAS-7, PAS-8, Galaxy X, Galaxy XI, PAS-9, and PAS-1R, together with related equipment. This amount is expected to be funded from cash flow from operations, vendor financing and borrowings under the Credit Agreement (as defined below). In addition to funding the construction and launch of new satellites, the Company also expects to exercise its remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years which will require the Company to fund outlays of approximately $152 million in 1998 (for which an early buy-out option for $96.6 million relating to transponders on SBS-6 was exercised by the Company in January 1998) and approximately $366 million in 1999. Such additional outlays are expected to be funded from cash flow from operations and borrowings under the Credit Agreement.

  On January 16, 1998, PanAmSat completed a private placement pursuant to Rule 144A under the Securities Act of 1933 of $750 million aggregate principal amount of new debt securities (the "Offering"). The net proceeds from the Offering were used to repay bank loans incurred partially to finance the recent tender offer for certain debt securities of PanAmSat's subsidiaries, as well as for general corporate purposes.

  In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amends and restates the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans") for five years, and up to $300 million in short-term loans maturing on April 30, 1998 (the "Term Loans"). The Credit Agreement amends the Original Credit Agreement to terminate the Term Loan facility. The Company currently has $500 million of Revolving Credit Loans available to it under the Credit Agreement.

  PanAmSat believes that the Credit Agreement, vendor financing, future cash flow from operations (assuming satellites in development are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund PanAmSat's operations, anticipated exercise of early buy-out options on certain satellite sale-leaseback transactions and its remaining costs for the construction and launch of the satellites currently in development for the next twelve months. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that additional vendor financing, PanAmSat's future cash flow from operations and borrowings under the Credit Agreement will be sufficient to cover any shortfall in funding for future launches caused by launch failures, cost overruns, delays or other unanticipated expenses. If circumstances required PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

  Net cash provided by operating activities decreased to $61.7 million in 1997, from $151.2 million in 1996, an increase from $83.7 million in 1995. The decrease in 1997 was primarily attributable to payments of various liabilities acquired in the Merger, offset by larger adjustments related to amounts of depreciation and amortization as a result of the Merger. The increase in 1996 was primarily attributable to increased cash receipts from customers on additional transponders committed under sales-type and operating leases.

  Net cash used in investing activities increased to $1,640.0 million in 1997, from $42.1 million in 1996, a decrease from $270.4 million in 1995. The increase in 1997 was primarily attributable to the net cash paid in connection with the Merger and additional capital expenditures for satellite systems under development, offset by proceeds from the sale of marketable securities. The decrease in 1996 was primarily due to proceeds from the sale and leaseback of Galaxy III-R.

  Net cash provided by (used in) financing activities increased to $1,670.0 million in 1997, from $(109.1) million in 1996, a decrease from $186.7 million in 1995. The increase in 1997 was primarily due to new borrowings (including $1.725 billion of Merger-related borrowings), offset by repayments of long-term debt in connection with the tender offer for certain debt securities of the Company's subsidiaries. The decrease in 1996 (representing distributions by Galaxy to its parent company) was primarily a result of proceeds from the sale and leaseback of Galaxy III-R and increased cash collections from customers.

MARKET RISKS

  From time to time the Company is exposed to market risks relating to interest rate changes. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. At December 31, 1997, in connection with its debt refinancing activities, the Company entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The counterparties are major financial institutions. The fair value of these financial instruments at December 31, 1997 approximated their contract value. The cost to unwind these instruments in 1998 will be amortized to expense over the term of the newly placed debt securities to which such hedges were applied.

YEAR 2000 MATTERS

  Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruption in the U.S. and internationally. PanAmSat has begun an evaluation of its major business and operations software systems for Year 2000 compliance and expects to complete that evaluation in 1998. As a part of that process, the Company is identifying any applications software which may require further analysis and updating. The Company's most significant assets, the satellites themselves, do not utilize year-specific code in their processing systems and hence are not subject to spontaneous events at the change in year.

  Nearly all of the PanAmSat satellites are less than 10 years old, and the ground-based satellite control software systems were also largely developed in the last 10 years with many new software systems and enhancements added in the last 5 years. Instances where date corrections may be necessary are anticipated to be far fewer than in the older Cobol-based systems which have been highlighted in other industries as requiring significant re-coding. Further, in all cases the satellite control activities are subject to real-time confirmation by human operators, and any unforeseen software problems can be potentially identified and bypassed before any actions are taken which would adversely affect a satellite.

  Based upon the facts and circumstances described above, PanAmSat does not believe that the Year 2000 software issue presents any material risk to the business or assets of PanAmSat or to the Company's ability to perform its obligations under its agreements to provide satellite services. As indicated above, PanAmSat will continue to conduct analysis and take appropriate remedial action when required with respect to its critical systems. The total cost to the Company of Year 2000 compliance activities has not been and is not anticipated to have a material adverse effect on its financial position or results of operations.

RISK FACTORS

  Risks Associated with Technology. Satellites are subject to significant risks related to delayed and failed launches and in-orbit failures. Of the 25 satellite launches by PanAmSat or its predecessors since 1983, the Company has experienced three launch failures: on December 1, 1994, the original PAS-3 was destroyed upon launch as a result of a malfunction of an Ariane IV launch vehicle; on August 22, 1992, the Company's original Galaxy I-R satellite was destroyed upon launch as a result of an Atlas launch vehicle malfunction; and the Company's Leasat 4, which was launched on August 27, 1985, was not placed in service after launch due to the failure of its communications payload. Each of the foregoing satellites was insured in an amount sufficient to substantially recover the Company's investment therein, and each was subsequently replaced with a satellite that was successfully launched.

  Certain launch vehicles present special risks to the Company. Certain launch vehicles scheduled to be used by PanAmSat have unproven track records and are susceptible to certain risks associated with new launch vehicles. For example, Sea Launch and Delta III are two launchers that are scheduled to be used by PanAmSat to launch satellites within the next two years. These launchers have no commercial launch history, which poses special risks including potential launch delays and failures.

  The Company expects to launch Galaxy X on a Delta III launch vehicle, Galaxy XI on a Sea Launch launch vehicle, PAS-7, PAS-6B and PAS-1R on Ariane launch vehicles, and PAS-8 and PAS-9 on Proton launch vehicles. The Company has contracts directly with Arianespace S.A. ("Arianespace") and with International Launch Services (formerly known as Lockheed-Khrunichev-Energia International, Inc.) ("ILS") for the Ariane and Proton launches, respectively. The Company has a contract with Hughes Space and Communications International, Inc. ("HSCI") for one Delta III launch and one Sea Launch launch, such launch services to be provided by Boeing and Sea Launch LP, respectively, under contracts between HSCI and such providers.

  The Company's contract with ILS provides for launch services on the Proton launch vehicle. The Proton is built in Russia and launched in Kazakhstan. ILS suffered a launch failure of a Proton launch vehicle in December 1997; an investigation into the failure has commenced, but a final report has not been issued. In addition, there were two Proton launch failures in 1996. Under the Company's contract with ILS, if the Proton is unavailable due to technical, regulatory or other factors, ILS would provide launch services for at least one launch using an alternative launch vehicle. The contract provides for the launch of three PanAmSat satellites using Proton launch vehicles. PAS 5 was launched on a Proton in August 1997 and it is anticipated that PAS-8 will be launched on a Proton in the third quarter of 1998.

  The Company plans to launch Galaxy X in June 1998 from Cape Canaveral, Florida, aboard a Delta III launch vehicle manufactured by Boeing (formerly McDonnell Douglas). This launch will be the first commercial launch of the Delta III, the latest generation based in part on the Delta II launch vehicle. A Delta II launch vehicle carrying an Air Force satellite suffered a launch failure in January 1997.

  The Company plans to launch Galaxy XI in the fourth quarter of 1998 using a Sea Launch launch vehicle. Sea Launch is a joint venture among Boeing Commercial Space Co., Kvaerner A.S., RSC-Energia and the NPO-

Yuzhnoye space concern. This launch will be the first commercial launch of the Sea Launch service, which will utilize a three-stage launch vehicle launched from a novel semi-submersible launch platform in the Pacific Ocean near the equator.

  There can be no assurance that PanAmSat's planned launches on Delta III or using the Sea Launch platform will be successful.

  Galaxy XI is scheduled to be a Hughes-manufactured HS-702 model spacecraft. The HS-702 model has an unproven track record and may be susceptible to certain risks related to its new technology. There can be no assurance that PanAmSat's planned use of an HS-702 model spacecraft will be successful.

  A significant delay in the delivery or launch of any future satellite would adversely affect the Company's marketing plan for such satellite. Delays can result from the construction of satellites and launch vehicles, launch failures, the periodic unavailability of reliable launch opportunities and possible delays in obtaining regulatory approvals. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. The occurrence of a launch failure results in a significant delay in the deployment of a particular satellite because of the need both to construct a replacement satellite and obtain another launch opportunity. A significant delay in the launch of any of PanAmSat's satellites could enable customers who pre-purchased or agreed to lease capacity of such satellite to terminate their contracts.

  Satellites are also subject to risks after they have been properly deployed and operational. The likelihood of in-orbit failure may be heightened by PanAmSat's use on certain of their satellites of new technology, including a new xenon ion propulsion system on PAS-5, Galaxy VIII-i and Galaxy XI. In addition, the Company's planned deployment of new HS-702 model satellites may increase the risk of in-orbit failure.

  Following the launch of PAS-6, an anomaly was detected in its solar arrays. The satellite has experienced several circuit failures in its solar arrays and may experience additional failures in the future. The circuit failures will require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. However, the ability of transponders to provide transmission power for DTH signal reception using 60-centimeter dishes is not affected. In November 1997, the Company negotiated an extension of the launch insurance policy for PAS-6 to extend the period of coverage from 181 days from the launch date to one year plus 181 days from the launch date. In February 1998, the Company filed a proof of loss totaling approximately $29 million with its launch insurance underwriters based on certain anomalies discovered in the solar panels on PAS-6 prior to February 5, 1998. The Company expects to receive payment from the insurers pursuant to the proof of loss in the second quarter of 1998. In connection with the extension of the launch insurance policy for PAS-6, the Company has agreed to forego any further claims for partial loss due to subsequent anomalies involving the spacecraft's solar panels but the endorsement to PAS-6's launch insurance policy does not otherwise affect the Company's ability to claim a total constructive launch failure of the spacecraft for any reason (other than normal policy exclusions).

  On March 9, 1998, the Company entered into arrangements with its customers to build a new satellite to be designated as PAS-6B. In connection with these arrangements, the Company entered into an amendment to its agreements with its customers on PAS-6. Under these amendments, PanAmSat will acquire a new Hughes HS-601HP satellite that is scheduled to be launched on an Ariane IV launch vehicle in the fourth quarter of 1998. The Company is exploring its options for the deployment and use of the original PAS-6 satellite and anticipates either using that satellite as either a backup for PAS-6B, or moving it to another orbital location for other purposes. Management believes that it will be able to generate sufficient future revenues on PAS-6 to enable it to recover the carrying value of its investment in the satellite.

  Due to contract performance issues relating to the PAS-7 and PAS-8 construction programs, the Company has informed SS/Loral that SS/Loral is in default under the construction contracts for such satellites. Such notice gives the Company the right to terminate in whole or in part its contract for the construction and delivery of

PAS-7, PAS-8 and a replacement satellite for either of such satellites or for PAS-6. The Company believes it has adequate sources to procure satellites in the event such performance issues are not satisfactorily resolved. SS/Loral has responded to the Company's notice by asserting that the Company is not entitled to claim a default termination under such circumstances.

  Regulatory Risks. The satellite industry is highly regulated both in the United States and internationally. PanAmSat is subject to the regulatory authority of the U.S. government (primarily the FCC) and the national communications authorities of the countries in which it operates. The business prospects of PanAmSat could be adversely affected by the adoption of new laws, policies, regulations, or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment. While PanAmSat has generally been successful in obtaining necessary licenses, there can be no assurance that PanAmSat will obtain all requisite regulatory approvals for the construction, launch and operation of any of PanAmSat's future satellites and for the orbital slots planned for these satellites or, if obtained, that such licenses will not impose operational restrictions on PanAmSat. Nor can there be any assurance that PanAmSat will succeed in coordinating any or all of its future satellites internationally.

  Regulatory schemes in countries in which PanAmSat operates may impose impediments to the Company's operations. PanAmSat, its customers or companies with which PanAmSat does business must have authority from each country in which PanAmSat provides services. Although PanAmSat believes that it, its customers and/or companies with which it does business presently hold the requisite licenses and approvals for the countries in which it currently provides services, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which PanAmSat is not aware. In addition, portions of PanAmSat's future satellites are being designed to provide service to countries in which regulatory impediments continue to exist. Although PanAmSat believes these regulatory schemes will not prevent it from pursuing its business plan, there can be no assurance that any current regulatory approvals held by PanAmSat are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which the Company wishes to operate its new satellites or that restrictions applicable thereto will not be unduly burdensome.

  Certain of the frequencies that are intended to be used to uplink to PAS-7 and PAS-6 must be coordinated with the U.S. government on an earth-station-by-earth-station basis to ensure that harmful interference to government operations is minimized. PanAmSat has undertaken such coordination and believes that it will be able to coordinate successfully with federal government users or will institute operational solutions that will mitigate the problem, but there can be no assurance that PanAmSat's efforts will be successful.

  Effect of Loss of Key Personnel. The success of PanAmSat's business depends in part upon the continued employment of Frederick A. Landman, President and Chief Executive Officer and Lourdes Saralegui, Executive Vice President. The loss of either of these executives could have an adverse effect on PanAmSat's business. PanAmSat is not the beneficiary of key man life insurance policies for either Mr. Landman or Ms. Saralegui. To minimize the potential adverse effect that the loss of either of these executives would have on PanAmSat's business, Mr. Landman has established a senior advisory committee known as the Office of the President. The Office of the President consists of several executive officers of PanAmSat, selected by Mr. Landman, including Ms. Saralegui. The committee meets regularly with Mr. Landman to discuss key issues affecting the Company's business and operations. The Company believes that in the event of a loss of either Mr. Landman or Ms. Saralegui, the Office of the President or certain of its members would be capable of overseeing the Company's operations and business, mitigating the adverse impact caused by any loss.

  Litigation. See "Item 3. Legal Proceedings."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risks."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   29
Consolidated Statements of Income for Each of the Three Years Ended Decem-
 ber 31, 1997.............................................................   30
Consolidated Balance Sheets--December 31, 1997 and 1996...................   31
Consolidated Statements of Changes in Stockholders' Equity for Each of the
 Three Years Ended December 31, 1997......................................   33
Consolidated Statements of Cash Flows for Each of the Three Years Ended
 December 31, 1997........................................................   34
Notes to Consolidated Financial Statements................................   35

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 PanAmSat Corporation

  We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries and predecessor entity as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries and predecessor entity as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Stamford, Connecticut
January 23, 1998 (except for Note 4,
which is March 9, 1998)

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                        DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     1997      1996      1995
                                                   --------  --------  --------
REVENUES:
 Operating leases, satellite services and other..  $558,622  $319,084  $236,382
 Outright sales and sales-type leases............    71,317   163,686   149,744
                                                   --------  --------  --------
   Total revenues................................   629,939   482,770   386,126
                                                   --------  --------  --------
OPERATING COSTS AND EXPENSES:
 Cost of outright sales and sales-type leases....    20,476    52,969    49,616
 Leaseback expense, net of deferred gains........    61,907    59,927    36,597
 Depreciation and amortization...................   149,592    58,523    76,522
 Direct operating costs..........................    61,199    34,794    29,931
 Selling, general and administrative expenses....    42,561    34,119    30,146
                                                   --------  --------  --------
   Total operating costs and expenses............   335,735   240,332   222,812
                                                   --------  --------  --------
INCOME FROM OPERATIONS...........................   294,204   242,438   163,314
INTEREST EXPENSE--Net............................   (30,973)   (4,903)   (5,828)
OTHER INCOME.....................................       385     2,184     7,892
                                                   --------  --------  --------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM..............................   263,616   239,719   165,378
INCOME TAXES.....................................   117,325    89,895    62,017
                                                   --------  --------  --------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY
 ITEM............................................   146,291   149,824   103,361
MINORITY INTEREST--Subsidiary preferred stock
 dividend........................................    12,819       --        --
                                                   --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM.................   133,472   149,824   103,361
EXTRAORDINARY ITEM, LOSS ON EXTINGUISHMENT OF
 DEBT, NET OF TAX................................    20,643       --        --
                                                   --------  --------  --------
NET INCOME.......................................  $112,829  $149,824  $103,361
                                                   ========  ========  ========



                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                             1997       1996
                                                          ---------- ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................... $   91,739 $       29
 Accounts receivable--net................................     41,030     21,742
 Net investment in sales-type leases.....................     27,757     20,634
 Prepaid expenses and other..............................     77,891     23,313
 Deferred income taxes...................................     46,940     46,989
                                                          ---------- ----------
   Total current assets..................................    285,357    112,707
                                                          ---------- ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Net.........  2,506,082    720,225
NET INVESTMENT IN SALES-TYPE LEASES......................    324,689    320,610
GOODWILL--Net of amortization............................  2,498,498     72,896
DEFERRED CHARGES--Including deferred income taxes of
 $28,073 in 1996.........................................     67,808     49,078
                                                          ---------- ----------
TOTAL ASSETS............................................. $5,682,434 $1,275,516
                                                          ========== ==========





                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1997       1996
                                                              ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......................... $   16,398 $      --
  Accounts payable and accrued liabilities...................     26,828     30,941
  Deferred gains on sale-leasebacks..........................     42,870     42,871
  Deferred revenues..........................................     18,822      5,424
                                                              ---------- ----------
    Total current liabilities................................    104,918     79,236

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED INDEBTEDNESS)..  1,802,195        --
LONG-TERM DEBT...............................................    640,123        --
DEFERRED GAINS ON SALE-LEASEBACKS............................    191,882    234,751
DEFERRED INCOME TAXES........................................    179,267        --
OTHER LIABILITIES AND DEFERRED CREDITS.......................    103,029     51,595
ACCRUED OPERATING LEASEBACK EXPENSE..........................    100,184    107,841
                                                              ---------- ----------
TOTAL LIABILITIES............................................  3,121,598    473,423
                                                              ---------- ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Parent company's net investment............................        --     802,093
  Common stock, $0.01 par value--400,000,000 shares autho-
   rized;
   149,135,654 shares issued and outstanding.................      1,491        --
  Additional paid-in capital.................................  2,501,344        --
  Retained earnings..........................................     58,001        --
                                                              ---------- ----------
    Total stockholders' equity...............................  2,560,836    802,093
                                                              ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................... $5,682,434 $1,275,516
                                                              ========== ==========



                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK
                                            PAR VALUE
                                        ------------------
                             PARENT                        ADDITIONAL
                           COMPANY'S                        PAID-IN   RETAINED
                         NET INVESTMENT   SHARES    AMOUNT  CAPITAL   EARNINGS
                         -------------- ----------- ------ ---------- --------
BALANCE, JANUARY 1,
 1995...................   $  471,310           --  $  --  $      --  $    --
  Net contributions from
   Parent...............      186,720           --     --         --       --
  Net income............      103,361           --     --         --       --
                           ----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1995...................      761,391           --     --         --       --
  Net distributions to
   Parent...............     (109,122)          --     --         --       --
  Net income............      149,824           --     --         --       --
                           ----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1996...................      802,093           --     --         --       --
  Net income prior to
   Merger...............       54,828           --     --         --   (54,828)
  Net contributions from
   Parent...............      370,424           --     --         --       --
  Capitalization in con-
   nection with Merger..   (1,227,345)  149,122,807  1,491  2,500,854
  Additional issuance of
   stock................          --         12,847    --         490      --
  Net income............          --            --     --         --   112,829
                           ----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1997...................   $      --    149,135,654 $1,491 $2,501,344 $ 58,001
                           ==========   =========== ====== ========== ========




                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                   1997       1996      1995
                                                ----------  --------  --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income....................................  $  112,829  $149,824  $103,361
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Cost of outright sales.......................         --     14,523     5,990
 Gross profit on sales--type leases...........     (33,180)  (51,802)  (62,855)
 Depreciation and amortization................     149,592    58,523    76,522
 Deferred income taxes........................     129,065   (21,399)  (18,235)
 Amortization of gains on sale-leasebacks.....     (42,870)  (41,559)  (27,133)
 Provision for uncollectible receivables......         --      1,315    (6,666)
 Interest expense capitalized.................     (80,468)  (14,613)  (10,147)
 Minority interest............................      12,819       --        --
 Extraordinary item...........................      20,643       --        --
Changes in assets and liabilities, net of ac-
 quired assets and liabilities:
 Collections on investments in sales-type
  leases......................................      21,978    31,204    19,554
 Operating lease and other receivables........      (8,086)   (6,053)   (6,543)
 Prepaid expenses and other current assets....     (37,333)    1,725    (1,604)
 Accounts payable and accrued liabilities.....    (130,921)     (935)    8,486
 Accrued operating leaseback expense..........      (7,657)   38,738     3,441
 Deferred revenues and other..................     (44,685)   (8,253)     (481)
                                                ----------  --------  --------
  Net cash provided by operating activities...      61,726   151,238    83,690
                                                ----------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PanAmSat International, net of
  cash acquired...............................  (1,486,266)      --        --
 Capital expenditures.........................    (541,879) (294,122) (270,396)
 Proceeds from sale-leaseback of satellite
  transponders................................         --    252,000       --
 Proceeds from sale of marketable securities..     388,173       --        --
                                                ----------  --------  --------
  Net cash used in investing activities.......  (1,639,972)  (42,122) (270,396)
                                                ----------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (including acquisition
  borrowings of $1.725 billion)...............   2,391,836       --        --
 Net contributions from (distributions to)
  parent company..............................         --   (109,122)  186,720
 Parent company contributions prior to the
  Merger......................................     370,424       --        --
 Repayments of long-term debt.................  (1,092,794)      --        --
 Stock issued to 401(k) plan..................         490       --        --
                                                ----------  --------  --------
  Net cash provided by (used in) financing ac-
   tivities...................................   1,669,956  (109,122)  186,720
                                                ----------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................      91,710        (6)       14
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..          29        35        21
                                                ----------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR........  $   91,739  $     29  $     35
                                                ==========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMA-
 TION:
 Cash received for interest...................  $   22,229  $    --   $    --
                                                ==========  ========  ========
 Cash paid for interest.......................  $  109,858  $    --   $    --
                                                ==========  ========  ========
 Cash paid for taxes..........................  $  105,218  $    --   $    --
                                                ==========  ========  ========

                See notes to consolidated financial statements.

                             PANAMSAT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

  BASIS OF PRESENTATION--Effective May 16, 1997, PanAmSat Corporation (the "Company") acquired the business of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) ("PanAmSat International"). In connection with the acquisition, the net assets of the Galaxy Business of Hughes Communications, Inc. (the "Galaxy Business") were contributed to the Company. (As used herein, the Company refers to the business and operations of PanAmSat Corporation and the Galaxy Business, its predecessor entity.) The consideration paid to PanAmSat International's common stockholders consisted of $1.5 billion in cash and 42.5 million shares of common stock of the Company having an estimated value of $1.3 billion. The acquisition of PanAmSat International was accounted for as a purchase and its operating results have been consolidated from the date of acquisition. The purchase price exceeded the estimated fair value of PanAmSat International's net assets (principally satellites) by approximately $2.5 billion, which has been allocated to goodwill and is being amortized on a straight-line basis over forty years.

  In a separate but related transaction, as a condition precedent to the merger, the Company redeemed 7.5 million shares of its common stock that was received by a PanAmSat International stockholder for $225 million in cash, and these proceeds were used by the former PanAmSat International stockholder to acquire the Company's rights to equity interests in certain direct-to-home businesses in Latin America and the Iberian Peninsula (the "DTH Rights").

  In connection with the transactions described above, the Company borrowed $1.725 billion from Hughes Electronics Corporation ("Hughes"), a wholly owned subsidiary of General Motors Corporation ("GM") and owner of 71 1/2% of the Company's common stock. The Hughes borrowings initially had a term of three years, a floating interest rate of London Interbank Offered Rate ("LIBOR") plus 2% and quarterly principal payments of $50 million commencing in August 1998. (See Note 7 for a description of certain modifications made to the terms of these borrowings.)

  As a result of the merger transactions described above (the "Merger"), the Company acquired the indebtedness of PanAmSat International consisting primarily of 9 3/4% Senior Secured Notes due 2000 and 11 3/8% Senior Subordinated Discount Notes due 2003, as well as its 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 (the "Preferred Stock"). During the third quarter of 1997, PanAmSat International exchanged the Preferred Stock into 12 3/4% Senior Subordinated Notes due 2005. These debt instruments are collectively referred to as the "Old Notes."

  The principal components of the Merger were as follows:

   Fair value of assets acquired (excluding goodwill)............... $1,954,902
   Goodwill.........................................................  2,470,000
   Fair value of liabilities assumed (including Old Notes).......... (1,424,902)
   Fair value of common stock issued................................ (1,275,000)
                                                                     ----------
   Debt issued in connection with the Merger........................  1,725,000
   Less: Cash acquired..............................................   (238,734)
                                                                     ----------
   Net cash paid in connection with the Merger...................... $1,486,266
                                                                     ==========

                             PANAMSAT CORPORATION

  Unaudited pro forma summary results of operations as if PanAmSat International had been acquired at the beginning of 1997 and 1996 are presented below (in thousands, except per share data):

                                                                1997     1996
                                                              -------- --------
   Revenues.................................................. $755,980 $729,713
   Income before extraordinary items......................... $118,628 $ 55,454
   Net income................................................ $ 97,985 $ 55,454
   Income before extraordinary item per share--basic and di-
    luted.................................................... $   0.80 $   0.37
   Net income per share--basic and diluted................... $   0.66 $   0.37

  The unaudited pro forma results of operations include adjustments to reflect the issuance of certain indebtedness related to the Merger, fair value adjustments and the recognition of goodwill associated with the transaction. The unaudited pro forma results exclude the impact of PanAmSat International's $225 million pre-tax gain on the sale of the DTH Rights, as well as certain professional and advisory fees and other expenses incurred by PanAmSat International in connection with the Merger totaling $31.6 million, both of which are nonrecurring items which are not indicative of the Company's ordinary course of business. The pro forma earnings per share for the years ended December 31, 1997 and 1996 is calculated on a basic and diluted basis using the pro forma average number of common shares assumed to be outstanding during the period.

  DESCRIPTION OF THE BUSINESS--PanAmSat is the world's largest commercial provider of satellite-based communications services through its global network of 17 satellites (excluding Brasilsat A1, which is in inclined orbit and does not provide the Company with a significant source of revenues) that provide state-of-the-art telecommunications services for customers worldwide. The Company is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, south Asia and the Asia-Pacific region. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

  Prior to the Merger, the Galaxy Business was an operating division of a wholly owned subsidiary of Hughes and its financial information for these periods was derived from the historical financial statements of the subsidiary based upon assumptions that the Company's management believes represent a reasonable basis for presenting results of operations and financial position. Financial data for these periods also included the allocation of certain corporate expenses of Hughes and its wholly owned subsidiary based upon a systematic allocation process that was uniformly applied to similar operating business units of Hughes.

2.SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

  REVENUE RECOGNITION--The Company enters into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities,

                             PANAMSAT CORPORATION
for periods ranging from one year to the life of the satellite. Virtually all contracts stipulate payment terms in U.S. dollars.

  Pursuant to an outright sale contract, all rights and title to a transponder may be purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the transponder is removed and charged to cost of sales. Contracts for the sale of transponders include a telemetry, tracking and control ("TT&C") service agreement with the customer.

  Lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of sales. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $38 million, $41 million and $27 million is included in sales-type lease revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

  Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are recognized on a straight-line basis over the lease term. Differences between operating lease payments received and revenues recognized are deferred and included in operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the Company is not obligated to refund payments previously made.

  The Company has entered into sale-leaseback agreements for the sale of certain of its satellite transponders that are subject to operating leases. Gains resulting from such transactions are deferred and amortized over the leaseback period. Leaseback expense is recorded using the straight-line method over the term of the lease, net of the amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized are deferred and included in accrued operating leaseback expense.

  Future cash payments expected from customers under all long-term arrangements described above aggregate approximately $7.0 billion as of December 31, 1997.

  FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash, accounts receivables, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

  At December 31, 1997, in connection with its debt refinancing activities, the Company entered into certain U. S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The fair value of these financial instruments at December 31, 1997 approximated their contract value. The cost to unwind these instruments in 1998 will be amortized to expense over the term of the newly placed debt securities to which such hedges were applied.

  CONCENTRATION OF CREDIT RISK--The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses which are charged to selling, general and administrative expenses. The currency in which the majority of the contracts are denominated is the U.S. dollar.

                             PANAMSAT CORPORATION

  CASH AND CASH EQUIVALENTS--Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

  ACCOUNTS RECEIVABLE--Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts was provided for in the amount of approximately $1.0 million and $0.8 million at December 31, 1997 and 1996, respectively.

  SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Satellites and other property and equipment are stated at historical cost, or in the case of satellites acquired from PanAmSat International, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, direct development costs, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                                 ESTIMATED LIVES
                                                                     (YEARS)
                                                                 ---------------
   Satellite systems under development..........................       --
   Satellites in service........................................      13-15
   Communications equipment.....................................        7
   General support equipment....................................       5-10
   Buildings....................................................       25

  The estimated useful lives of the satellites are determined by an engineering analysis performed at the initial in-service dates. Estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. To date, no significant change in the original estimated useful lives has resulted. The telecommunications industry is subject to rapid technological change which may require the Company to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts.

  EVALUATION OF LONG-LIVED ASSETS--The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets.

  DEBT ISSUANCE COSTS--Included in Deferred Charges in the accompanying balance sheet are debt issuance costs incurred in connection with the $1.725 billion loan from Hughes of $17.3 million at December 31, 1997, which are being amortized on a straight line basis over the life of the loan. The accumulated amortization at December 31, 1997 is approximately $3.6 million.

  GOODWILL--Goodwill is primarily related to the acquisition of PanAmSat International and is being amortized over 40 years. Accumulated amortization was $77.8 million at December 31, 1997.

  DEFERRED REVENUES--The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

  TRANSPONDER INSURANCE--The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sale, sales-type lease and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the replacement value of its owned satellite transponders. Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to three years.

                             PANAMSAT CORPORATION

  INCOME TAXES--The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws. The Company and its domestic subsidiaries file a consolidated U. S. Federal income tax return.

  Prior to the Merger, Hughes Communications, Inc. (which owned the Galaxy Business), along with other Hughes subsidiaries, joined with GM in filing a consolidated U.S. Federal tax return. Current and deferred income taxes were computed by Hughes and allocated to the Company in accordance with principles established by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Hughes paid the Company's share of the consolidated income tax liability. The income taxes that would have been paid by Galaxy if it were a separate taxpayer but were not paid under the Hughes policy resulted in an increase in the parent company's net investment.

  EARNINGS PER SHARE--The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which supercedes Accounting Principles Board No. 15, Earnings Per Share, and modifies the presentation of primary earnings per share ("EPS") on the face of the income statement. As the Company was an operating division of Hughes for all periods prior to the merger, presentation of EPS data for the years ended December 31, 1997, 1996 and 1995 have not been presented on the face of the income statement.

  STOCK-BASED COMPENSATION--As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  RECLASSIFICATION--Certain prior period amounts have been reclassified to conform with the current year's presentation.

  NEW ACCOUNTING PRONOUNCEMENTS--The financial accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company will adopt the disclosure requirements of these statements in 1998.

3.NET INVESTMENT IN SALES-TYPE LEASES

  The components of net investment in sales-type leases are as follows:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
   Total minimum lease payments........................... $ 662,453  $ 696,723
   Allowance for doubtful accounts........................   (12,897)   (17,968)
   Less unearned interest income..........................  (297,110)  (337,511)
                                                           ---------  ---------
   Total net investment in sales-type leases..............   352,446    341,244
   Less current portion...................................   (27,757)   (20,634)
                                                           ---------  ---------
                                                           $ 324,689  $ 320,610
                                                           =========  =========

                             PANAMSAT CORPORATION

  Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 1997 are as follows:

                                                              MINIMUM   SERVICE
                                                               LEASE   AGREEMENT
                                                              PAYMENTS PAYMENTS
                                                              -------- ---------
   1998...................................................... $ 70,256  $ 7,860
   1999......................................................   77,440    9,800
   2000......................................................   76,093    9,720
   2001......................................................   77,391    9,720
   2002......................................................   77,926    9,720
   2003 and thereafter.......................................  283,347   22,020
                                                              --------  -------
                                                              $662,453  $68,840
                                                              ========  =======

4.SATELLITES AND OTHER PROPERTY AND EQUIPMENT--NET

  The Company's principal operating assets consists of satellites in service, summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ----------  ---------
   Satellite transponders under lease.................... $1,713,409  $ 602,059
   Satellite systems under development...................  1,038,886    316,332
   Buildings and leasehold improvements..................     42,078     41,632
   Machinery and equipment...............................    136,989     92,573
   Other.................................................     11,406      8,346
                                                          ----------  ---------
                                                           2,942,768  1,060,942
   Less accumulated depreciation.........................   (436,686)  (340,717)
                                                          ----------  ---------
                                                          $2,506,082  $ 720,225
                                                          ==========  =========

  At December 31, 1997, the Company had contracts for the construction and development of six satellites with two satellite vendors. Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The satellite construction contracts contain provisions that would enable the Company to terminate the contracts both with and without cause. If terminated without cause, the Company would forfeit its progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

  The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provide that the Company may terminate such contract at its option, subject to payment by the Company of a specified termination liability that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for relaunch.

  On August 8, 1997, the Company launched its PAS-6 satellite which commenced service on September 19, 1997 after successfully completing its in-orbit testing. After launch, an anomaly was detected in PAS-6's solar arrays affecting several of the onboard electrical circuits that provide power to the satellite's transponders. The

                             PANAMSAT CORPORATION
circuit failures will require the Company to forego the use of some transponders initially, and turn off additional transponders in later years. However, the ability of transponders to provide transmission power for DTH signal reception to meet the customer's requirements is not affected. The Company is working with its customers on PAS-6 to ensure that the Company's services continue to meet their needs. Management has evaluated the effects of this anomaly and has determined that no impairment loss has occurred.

  On March 9, 1998, the Company announced that it had entered into arrangements with its customers to build a new satellite to be designated as PAS-6B. In connection with these arrangements, the Company entered into an amendment to its agreements with its customers on PAS-6 (the "PAS-6B DTH Amendments"). Under these amendments, the Company will acquire a new Hughes HS 601 HP satellite that is scheduled to be launched on an Ariane IV launch vehicle in the fourth quarter of 1998. The Company is exploring its options for the deployment and use of the original PAS-6 satellite and anticipates using this satellite as either a back-up for PAS-6B or moving it to another orbital location for other purposes. Management believes that it will be able to generate sufficient future cash flows on PAS-6 to enable it to recover the carrying value of its investment in the satellite. In addition, the Company has filed an insurance claim relating to PAS-6 and expects to receive a payment of approximately $29 million from the insurance carrier.

  Future minimum lease payments due from customers under non-cancelable operating leases on completed satellites, exclusive of sublease payments reported below are as follows:

                                                               DECEMBER 31, 1997
                                                                 MINIMUM LEASE
                                                                   PAYMENTS
                                                               -----------------
   1998.......................................................    $  695,864
   1999.......................................................       666,102
   2000.......................................................       612,164
   2001.......................................................       571,626
   2002.......................................................       505,210
   2003 and thereafter........................................     2,721,459
                                                                  ----------
                                                                  $5,772,425
                                                                  ==========

  In February 1996, the Company entered into a sale-leaseback agreement for certain transponders on Galaxy III-R with General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Proceeds from the sale were $252 million and the sale resulted in a gain of $109 million, which was deferred and is being amortized over the seven-year leaseback period. The transponders on Galaxy III-R are currently under month-to-month subleases pending the planned conversion of the satellite from international to domestic service in early 1998. Accordingly, there are no sublease payments on these transponders in the table below. In prior years, the Company entered into sale-leaseback agreements for the sale of certain transponders on SBS-6 and Galaxy VII, resulting in deferred gains which are being amortized over the leaseback periods. The transponder leaseback terms include early buy-out options as follows: $152 million in 1998 (for which an early buy-out option for $96.6 million relating to transponders on SBS-6 was exercised by the Company in January 1998) and $366 million in 1999.

                             PANAMSAT CORPORATION

  As of December 31, 1997, the future minimum lease amounts payable to lessors under the sale-leaseback agreements and the future minimum payments due from subleases under noncancelable subleases are as follows:

                                                              DECEMBER 31, 1997
                                                              ------------------
                                                              LEASEBACK SUBLEASE
                                                               AMOUNTS  PAYMENTS
                                                              --------- --------
   1998...................................................... $102,469  $ 76,555
   1999......................................................  133,269    74,946
   2000......................................................  164,657    69,693
   2001......................................................   90,930    67,031
   2002......................................................  138,278    56,477
   2003 and thereafter.......................................  228,471   159,512
                                                              --------  --------
                                                              $858,074  $504,214
                                                              ========  ========

5.LONG-TERM DEBT

  As of December 31, 1997 and 1996, long-term debt consisted of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   Borrowings under bank agreements......................... $600,000  $    --
   Incentive obligations....................................   42,500       --
   Other....................................................   10,193       --
                                                             --------  --------
                                                              652,693       --
   Less current maturities..................................  (12,570)      --
                                                             --------  --------
                                                             $640,123  $    --
                                                             ========  ========

  In December 1997, the Company commenced a debt tender offer and restructuring program (the "Program") for the Old Notes. In connection with the Program, the Company purchased approximately 99% of the principal amount of each class of the Old Notes then outstanding. The Company also entered into a bank borrowing agreement (the "Bank Agreement") that provided for bridge loans of up to $300 million (terminating in April 1998) and loans of up to $500 million under a five-year revolving credit facility. Using $600 million in borrowings under the Bank Agreement (including $100 million under the bridge loans) and available cash (including cash from the liquidation of certain marketable securities), the Company retired Old Notes having a principal value of approximately $1.1 billion. The debt refinancing Program resulted in the recognition of an extraordinary charge of $20.6 million ($34.3 million before taxes) related principally to the excess of the price paid for the debt over its carrying value, net of any deferred financing costs and fair value adjustments recognized in connection with the Merger.

  In January 1998, the Company borrowed an additional amount of $125 million under the Bank Agreement principally for the purpose of exercising an early buy-out option on a sale-leaseback agreement. Also in January 1998, the Company completed a private placement debt offering for five, seven, ten and thirty year notes aggregating $750 million (the "Notes Offering"), the proceeds of which were used to retire all of the outstanding borrowings under the Bank Agreement. As a result of the Notes Offering, the bridge loan under the Bank Agreement terminated, and the five year revolving credit facility remains in effect. Because all of the bank borrowings were refinanced on a long term basis shortly after year end, these amounts have been classified as long term as of December 31, 1997.

                             PANAMSAT CORPORATION

  Annual maturities of long-term debt are as follows:

   YEAR ENDING
  DECEMBER 31,
    1998.............................................................. $ 12,570
    1999..............................................................   12,180
    2000..............................................................    7,819
    2001..............................................................      148
    2002..............................................................      --
    2003 and thereafter...............................................  619,976
                                                                       --------
                                                                       $652,693
                                                                       ========

  Interest expense for 1997 is presented net of $19.6 million of interest income.

6.INCOME TAXES

  The income tax provision consisted of the following:

                                                     1997      1996     1995
                                                   --------  --------  -------
   Taxes currently payable (receivable) U.S. Fed-
    eral and state................................ $(11,740) $111,294  $80,252
   Deferred tax (assets) liabilities--net U.S.
    Federal and state.............................  129,065   (21,399) (18,235)
                                                   --------  --------  -------
   Total income tax provision..................... $117,325  $ 89,895  $62,017
                                                   ========  ========  =======

  The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table:

                                                      1997     1996     1995
                                                    --------  -------  -------
   Expected tax at U.S. statutory income tax rate.. $ 92,266  $83,902  $57,882
   U.S. state and local income taxes--net of fed-
    eral income tax effect.........................   12,900   14,479    9,989
   Foreign sales corporation tax benefit...........   (9,485)  (9,589)  (6,615)
   Non-deductible goodwill amortization............   14,527      --       --
   Other...........................................    7,117    1,103      761
                                                    --------  -------  -------
   Total income tax provision...................... $117,325  $89,895  $62,017
                                                    ========  =======  =======

  Temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                         1997                     1996
                               ------------------------ ------------------------
                               DEFERRED                 DEFERRED
                                 TAX       DEFERRED       TAX       DEFERRED
                                ASSETS  TAX LIABILITIES  ASSETS  TAX LIABILITIES
                               -------- --------------- -------- ---------------
   Sales and leasebacks....... $ 85,780    $    --      $111,049     $   --
   Depreciation...............      --      238,476          --       71,616
   Launch insurance costs.....      --       41,175          --          --
   Customer deposits..........   23,854         --           --          --
   Accruals and advances......   29,969         --        29,841         --
   Other......................   14,275       6,554        5,788         --
                               --------    --------     --------     -------
   Total deferred taxes....... $153,878    $286,205     $146,678     $71,616
                               ========    ========     ========     =======

   At December 31, 1997, the Company had non-current deferred tax liabilities of $286,205 and deferred tax assets of $153,878, of which $46,940 are current in nature. At December 31, 1996, the Company had deferred tax assets of $75,062, of which $46,989 was current in nature.

                             PANAMSAT CORPORATION

7.RELATED PARTY TRANSACTIONS AND BORROWINGS

  The Company purchases certain of its satellites and launch services from a subsidiary of Hughes and has provided services to several subsidiaries of Hughes. The Company also reimburses Hughes for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The aggregate amounts of related party transactions in 1997 are summarized below:

                                                        1997     1996     1995
                                                      -------- -------- --------
   Satellite Purchases............................... $345,546 $196,400 $115,337
   Satellite Services Revenues:
     Operating lease revenues........................   87,235   72,043   26,261
     Other satellite services........................    5,363   11,397   18,513
   Allocations of Expenses:
     Administrative and other expenses...............    9,005   11,016   12,242
     Interest expense................................   91,020   19,475   15,924

  Interest expense for 1997 is presented net of $8.4 million of interest income.

  The following table provides summary information relative to the Company's related party borrowings from Hughes and its affiliates:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ----------  ---------
   Merger related borrowings (see Note 1)................ $1,725,000  $     --
   Incentive obligations.................................     80,819        --
   Other.................................................        204        --
                                                          ----------  ---------
                                                           1,806,023        --
   Less current maturities...............................     (3,828)       --
                                                          ----------  ---------
   Total due to Affiliates............................... $1,802,195  $     --
                                                          ==========  =========

  In connection with the Notes Offering described in Note 5, the Company also modified the terms of its indebtedness with Hughes so that the maturity of the borrowings was extended to June 24, 2003, the mandatory principal payments were eliminated (however, prepayments of principal are permitted under certain circumstances depending upon the level of cash flow from operations), the interest rate on the debt was adjusted to be a floating rate equal to that of the Bank Agreement, and the debt became subordinated to the Bank Agreement and the Notes Offering. In addition, subsequent to May 16, 2000 (the original maturity of the indebtedness), Hughes has the right to request that the Company use its best efforts to replace the credit facility with another Hughes credit facility on terms that may then be available to the Company.

  Annual maturities of long-term debt are as follows:

   YEAR ENDING
  DECEMBER 31,
    1998............................................................ $    3,828
    1999............................................................      4,015
    2000............................................................      4,435
    2001............................................................      4,900
    2002............................................................      5,413
    2003 and thereafter.............................................  1,783,432
                                                                     ----------
                                                                     $1,806,023
                                                                     ==========

                             PANAMSAT CORPORATION

8.RETIREMENT AND INCENTIVE PLANS

EMPLOYEE BENEFIT PLANS:

  DEFINED CONTRIBUTION PLANS 401(K) PLAN--The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number of shares contributed to the plan and the respective market values for 1997 were 12,847 shares and $0.5 million, respectively.

  DEFERRED COMPENSATION PLAN--The Company has a Restoration and Deferred Compensation Plan (the "Deferred Compensation Plan") for eligible employees. Under the Deferred Compensation Plan, executives and other highly compensated employees of the Company are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched by the Company if the employee elected to defer in the 401(k) Plan the maximum amount permissible under the Deferred Compensation Plan and the Internal Revenue Code of 1986, as amended. The maximum annual Company match under both the 401(k) Plan and the Deferred Compensation Plan is limited to an aggregate level of 4% of annual compensation. The Company matched portion of the Deferred Compensation Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any nonmatched contributions may be deferred over a period selected by the employee. In addition, the Company, at its discretion, may make contributions to the Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan is an unfunded plan, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of the Board of Directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate.

  1997 STOCK INCENTIVE PLAN--On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan established in 1997 (the "Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as such committee may decide. The maximum number of shares of common stock which may be issued under the Stock Plan is 7,456,140 and the maximum number of shares of common stock which may be issued to any grantee pursuant to the Stock Plan is 2,000,000. The Stock Plan is administered by the Compensation Committee. As of December 31, 1997, nonqualified options for 584,890 shares of common stock have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and vest ratably over three years.

  As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued To Employees" to its stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Options outstanding at December 31, 1997 have exercise prices ranging from $29.00-- $38.25 per share (weighted average of $29.09 per share), a remaining life of approximately nine and one-half years, and none of the options are exercisable. Had compensation expense for stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income for 1997 would have been reduced by approximately $2.0 million.

  The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 1997 was $16.80 and the weighted average assumptions used for

                             PANAMSAT CORPORATION
calculation of the value were as follows; risk-free interest rate of 6.7%; dividend yield 0%; expected life of ten years; and stock volatility of 30%.

  COMPENSATION PLANS--On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expire at various dates through May 1999. During 1997, there were no material payments made under these programs.

9.COMMITMENTS AND CONTINGENCIES

  The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Greenwich, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of potential increases in real estate taxes and operating assessments, are as follows:

   1998................................................................. $ 2,335
   1999.................................................................   2,315
   2000.................................................................   2,088
   2001.................................................................   1,894
   2002.................................................................   1,653
   2003 and thereafter..................................................   4,117
                                                                         -------
                                                                         $14,402
                                                                         =======

  In October 1996, Comsat Corporation ("Comsat") initiated an action seeking unspecified actual, consequential and punitive or exemplary damages against PanAmSat International, Televisa and News Corporation ("News"). The complaint alleges that the Company interfered with the alleged termination by News of an alleged contract between Comsat and News. Although the Company believes this action is without merit and intends to vigorously contest this matter, it is unable to predict the final outcome of this action at this time.

  The Company is involved in other litigation in the normal course of its operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

10.QUARTERLY FINANCIAL INFORMATION--UNAUDITED

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
   Revenues...................... $127,553  $134,192   $170,315      $197,879
   Operating income..............   67,511    62,098     70,766        93,829
   Income before extraordinary
    item.........................   41,853    19,902     27,416        44,301
   Net income....................   41,853    19,902     27,416        23,658
   Income before extraordinary
    item per common share--basic
    and diluted..................                          0.18          0.30
   Net income per common share--
    basic and diluted............                          0.18          0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee on Executive Compensation") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1.FINANCIAL STATEMENTS

      See Index to Financial Statements on page 28.

    2.FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

  (B)REPORTS ON FORM 8-K

      During the last quarter of 1997, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

  (C)EXHIBITS

     2.1 Agreement and Plan of Reorganization, dated September 20, 1996, among
         Hughes Communications, Inc., Hughes Communications Galaxy, Inc.,
         Hughes Communications Satellite Services, Inc., Hughes Communications
         Services, Inc., Hughes Communications Carrier Services, Inc., Hughes
         Communications Japan, Inc., PanAmSat Corporation (formerly known as
         Magellan International, Inc. ("PanAmSat")) and PanAmSat International
         Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat, L.P. ("PanAmSat International")) is incorporated herein by reference to Exhibit 2.3 to PanAmSat
         International's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.
     2.2 Amendment to Agreement and Plan of Reorganization dated as of April 4,
         1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/Prospectus (the "Proxy
         Statement/Prospectus") contained in PanAmSat's Registration Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997 (the
         "Registration Statement").
     2.3 Agreement and Plan of Merger, dated as of April 4, 1997, among
         PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/Prospectus.
     2.4 Assurance Agreement, dated September 20, 1996, between Hughes
         Electronics Corporation, PanAmSat International, Satellite Company,
         L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy Statement/Prospectus.
     2.5 Principal Stockholders Agreement, dated September 20, 1996, among
         Hughes Communications, Inc., Hughes Communications Galaxy, Inc.,
         Satellite Company, L.L.C., Univisa Satellite Holdings, Inc., the holders of Class A Common Stock of PanAmSat International and the
         Trustees of that certain Voting Trust of certain holders of Class A
         Common Stock of PanAmSat International is incorporated herein by reference to Appendix L to the Proxy Statement/Prospectus.
     2.6 Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and
         Hughes Communications, Inc. is incorporated herein by reference to
         Exhibit 2.4 to the Registration Statement.
     3.1 Restated Certificate of Incorporation of PanAmSat.
     3.2 Restated Bylaws of PanAmSat.

     4.1    Amended and Restated Stockholder Agreement, dated as of May 16,
            1997, by and among PanAmSat, Hughes Communications, Inc., Satellite
            Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy Statement/Prospectus.
     4.2    Amended and Restated Registration Rights Agreement, dated as of May
            16, 1997, by and among PanAmSat, Hughes Communications, Inc.,
            Hughes Communications Galaxy, Inc., Hughes Communications Satellite
            Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy
            Statement/Prospectus.
     4.3.1  Loan Agreement, dated May 15, 1997, between Hughes Network Systems,
            Inc. and PanAmSat is incorporated by reference to Exhibit 4.3 to PanAmSat's Current Report on Form 8-K dated June 5, 1997.
     4.3.2 First Amendment to Loan Agreement, constituting Exhibit 4.3.1 hereto, dated as of December 23, 1997, between Hughes Electronics
            Corporation and PanAmSat.
     4.3.3  Subordination and Amendment Agreement, dated as of February 20,
            1998, among Hughes Electronics Corporation, PanAmSat and Citicorp
            USA, Inc., as administrative agent.
     4.4    Indenture, dated as of January 16, 1998, between PanAmSat and The
            Chase Manhattan Bank, as Trustee.
     10.1   Participation Agreement, dated as of December 27, 1991, among
            Satellite Transponder Leasing Corporation, GM Hughes Electronics
            Corporation, Security Pacific Equipment Leasing, Inc., Wilmington
            Trust Company, State Street Bank and Trust Company of Connecticut,
            National Association ("State Street") and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.1 to the Registration Statement.
     10.2   Lease Agreement, dated as of December 27, 1991, among GM Hughes
            Electronics Corporation, Satellite Transponder Leasing Corporation and Wilmington Trust Company is incorporated herein by reference to
            Exhibit 10.2 to the Registration Statement.
     10.3   Participation Agreement, dated as of December 27, 1991, among
            Satellite Transponder Leasing Corporation, GM Hughes Electronics
            Corporation, Student Loan Marketing Association, Wilmington Trust
            Company, State Street and Goldman Sachs & Co. is incorporated herein by reference to Exhibit 10.3 to the Registration Statement.
     10.4   Lease Agreement, dated as of December 27, 1991, among GM Hughes
            Electronics Corporation, Satellite Transponder Leasing Corporation and Wilmington Trust Company is incorporated herein by reference to
            Exhibit 10.4 to the Registration Statement.
     10.5.1 Participation Agreement and Purchase Agreement, dated as of August
            21, 1992, among Hughes Communications Galaxy, Inc., Orion One,
            Inc., State Street, Wilmington Trust Company, Hughes
            Communications, Inc. and BT Securities Corporation, as agent is incorporated herein by reference to Exhibit 10.5.1 to the Registration Statement.
     10.5.2 First Amendment to Participation Agreement and Purchase Agreement, constituting Exhibit 10.5.1 hereto, dated as of December 24, 1992, among Hughes Communications Galaxy, Inc., Orion One, Inc., State
            Street, Hughes Communications, Inc., Wilmington Trust Company, BT
            Securities Corporation, as agent, and the other participants to the Transponder Purchase Agreement is incorporated herein by reference to Exhibit 10.5.2 to the Registration Statement.
     10.5.3 Second Amendment to Participation Agreement and Purchase Agreement, constituting Exhibit 10.5.1 hereto, dated as of June 18, 1993, among Hughes Communications Galaxy, Inc., Orion One, Inc., State
            Street, CIBC Inc., Internationale Nederlanden Lease Structured
            Finance B.V., Wilmington Trust Company and BT Securities
            Corporation, as agent is incorporated herein by reference to
            Exhibit 10.5.3 to the Registration Statement.

     10.6.1 Lease Agreement, dated as of December 31, 1992, by and between
            Hughes Communications Galaxy, Inc. and State Street is incorporated herein by reference to Exhibit 10.6.1 to the Registration
            Statement.
     10.6.2 First Amendment to Lease Agreement constituting Exhibit 10.6.1, dated as of June 18, 1993, by and between Hughes Communications
            Galaxy, Inc. and State Street is incorporated herein by reference to Exhibit 10.6.2 to the Registration Statement.
     10.7   Schedule identifying certain agreements that have been omitted on the basis that such agreements are substantially identical to the agreements filed as Exhibits 10.5.1, 10.5.2, 10.5.3, 10.6.1 and
            10.6.2 hereto is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
     10.8.1 Launch Services Agreement No. 9411-002, dated November 14, 1994, between Lockheed-Khrunichev-Energia International, Inc. and
            PanAmSat International is incorporated herein by reference to
            Exhibit 10.10 to Amendment No. 3 to PanAmSat International's
            Registration Statement on Form S-1 (Reg. No. 33-84836), dated March
            9, 1995. (1)
     10.8.2 First Amendment to Launch Services Agreement No. 9411-002
            constituting Exhibit 10.8.1 hereto, dated March 30, 1995, between
            Lockheed-Khrunichev-Energia International, Inc. and PanAmSat
            International is incorporated herein by reference to Exhibit
            10.10.2 to Amendment No. 1 to PanAmSat International's Registration
            Statement on Form S-1 (Reg. No. 33-95396), dated August 17, 1995.
            (1)
     10.8.3 Second Amendment to Launch Services Agreement No. 9411-002
            constituting Exhibit 10.8.1 hereto, dated June 9, 1995, between
            Lockheed-Khrunichev-Energia International, Inc. and PanAmSat
            International is incorporated herein by reference to Exhibit
            10.10.3 to Amendment No. 1 to PanAmSat International's Registration
            Statement on Form S-1 (Reg. No. 33-95396), dated August 17, 1995.
            (1)
     10.8.4 Amendment Number 3 to Launch Services Agreement No. 9411-002
            constituting Exhibit 10.8.1 hereto, dated August 23, 1996, between
            Lockheed-Khrunichev-Energia International, Inc. and PanAmSat
            International is incorporated herein by reference to Exhibit
            10.10.4 to PanAmSat International's Quarterly Report on Form 10-Q
            for the period ended September 30, 1996. (1)
     10.9.1 Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No. 94.5.918,
            dated November 21, 1994, between PanAmSat International and
            Arianespace S.A. is incorporated herein by reference to Exhibit
            10.12 to Amendment No. 4 to PanAmSat International's Registration
            Statement on Form S-1 (Reg. No. 33-84836), dated March 29, 1995.
            (1)
     10.9.2 Amendment No. 1 to Agreement for the Launching into Geostationary
            Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
            Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated May
            1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit 10.12.2 to Amendment
            No. 1 to PanAmSat International's Registration Statement on Form S-
            1 (Reg. No. 33-95396), dated August 17, 1995. (1)
     10.9.3 Amendment No. 2 to Agreement for the Launching into Geostationary
            Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
            Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated as of April 29, 1996, between PanAmSat International and Arianespace
            S.A. is incorporated herein by reference to Exhibit S-1 to PanAmSat
            International's Quarterly Report on Form 10-Q for the period ended
            March 31, 1996.

     10.9.4  Amendment No. 3 to Agreement for the Launching into Geostationary
             Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
             Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated
             December 31, 1996, between PanAmSat International and Arianespace
             S.A. is incorporated herein by reference to Exhibit 10.12.8 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)
     10.10.1 Memorandum of Understanding, dated as of March 27, 1995, between
             Grupo Televisa, S.A. and PanAmSat International is incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to PanAmSat International's Registration Statement on Form S-1
             (Reg. No. 33-84836), dated March 29, 1995. (1)
     10.10.2 Revised DTH System in Latin America Memorandum of Understanding, dated as of September 20, 1996, between PanAmSat International and Grupo Televisa, S.A. is incorporated herein by reference to
             Exhibit 10.13.2 to PanAmSat International's Quarterly Report on
             Form 10-Q for the period ended September 30, 1996.
     10.11.1 Satellite Purchase Contract, dated as of March 31, 1995, between
             Hughes Aircraft Company and PanAmSat International is incorporated by reference to Exhibit 10.14 to Amendment No. 5 to PanAmSat
             International's Registration Statement on Form S-1 (Reg. No. 33-
             84836), dated April 13, 1995. (1)
     10.11.2 Amendment No. 1 to Satellite Purchase Contract constituting
             Exhibit 10.11.1 dated as of September 3, 1996, between Hughes
             Aircraft Company and PanAmSat International is incorporated herein by reference to Exhibit 10.14.1 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1996. (1)
     10.12   Galaxy IX Satellite and Services Contract, No. 95-HCG-001, dated
             August 7, 1995, between Hughes Communications Galaxy, Inc. and
             Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.12 to the Registration Statement. (1)
     10.13   Letter Agreement, dated November 29, 1995, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy X and Galaxy XI is incorporated herein by reference to Exhibit 10.13 to the Registration Statement. (1)
     10.14   Galaxy VIII-I Satellite and Services Contract (95-HCG-002), dated
             October 31, 1995, between Hughes Communications Galaxy, Inc. and
             Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.14 to the Registration Statement. (1)
     10.15.1 Agreement for the Launching into Geostationary Transfer Orbit of
             PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, dated as of December 20, 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit
             10.12.3 to PanAmSat International's Quarterly Report on Form 10-Q of the Registrant for the period ended March 31, 1996. (1)
     10.15.2 Side Letter to Agreement for Launching into Geostationary Transfer
             Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No.
             95.5.933, dated as of December 20, 1995, between PanAmSat
             International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.12.4 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
     10.15.3 Amendment No. 1 to Agreement for Launching into Geostationary
             Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle,
             No. 95.5.933, dated as of April 29, 1996, between PanAmSat
             International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.12.5 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     10.15.4 Amendment No. 2 to Agreement for Launching into Geostationary
             Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle,
             No. 95.5.933, dated December 31, 1996, between PanAmSat
             International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.12.6 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)
     10.16   Participation Agreement, dated as of February 7, 1996, among
             Hughes Communications Galaxy, Inc., General Motors Acceptance
             Corporation, Wilmington Trust Company, Chemical Bank and the lending institutions listed as loan participants in Schedule I to the Agreement is incorporated herein by reference to Exhibit 10.16 to the Registration Statement.
     10.17 Lease Agreement, dated as of February 7, 1996, by and between Wilmington Trust Company and Hughes Communications Galaxy, Inc. is incorporated herein by reference to Exhibit 10.17 to the Registration Statement.
     10.18.1 Letter Agreement, dated February 29, 1996, among The News
             Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa,
             S.A., and PanAmSat International is incorporated herein by reference to Exhibit 10.17.1 to PanAmSat International's Quarterly
             Report on Form 10-Q/A for the period ended March 31, 1996. (1)
     10.18.2 Amendment to Letter Agreement, dated November 4, 1996, constituting Exhibit 10.18.1 hereto, among The News Corporation
             Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and
             PanAmSat International is incorporated herein by reference to
             Exhibit 10.17.2 to PanAmSat International's Annual Report on Form
             10-K for the fiscal year ended December 31, 1996.
     10.19   Amended and Restated Contract for PanAmSat Program, dated May 2,
             1996, between PanAmSat International and Space Systems/Loral, Inc.
             is incorporated herein by reference to Exhibit 10.7.3 to PanAmSat
             International's Quarterly Report on Form 10-Q for the period ended
             March 31, 1996. (1)
     10.20   Letter Agreement, dated June 10, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.20 to the Registration
             Statement. (1)
     10.21   Letter Agreement, dated August 12, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XII is incorporated herein by reference to Exhibit 10.21 to the Registration
             Statement. (1)
     10.22   Letter Agreement, dated August 12, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XIII, XIV, XV and XVI is incorporated herein by reference to Exhibit 10.22 to the Registration Statement. (1)
     10.23   Letter Agreement, dated August 21, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.23 to the Registration
             Statement. (1)
     10.24   DTH Option Purchase Agreement, dated September 20, 1996, between
             PanAmSat International, Grupo Televisa, S.A. and Satellite
             Company, L.L.C. is incorporated herein by reference to Exhibit
             10.13.1 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
     10.25   Full-Time Transponder Service Agreement From PAS-3 (European
             Beam), dated as of September 20, 1996, between PanAmSat
             International and Televisa, S.A. is incorporated herein by reference to Exhibit 10.16 to PanAmSat International's Quarterly
             Report on Form 10-Q for the period ended September 30, 1996. (1)

     10.26 Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat International and Net Sat Servicos Ltda. is incorporated herein by reference to Exhibit 10.2 to Net Sat
           Servicios Ltda.'s Registration Statement on Form F-4 (Reg. No. 333-
           6318), dated January 21, 1997. (1)
     10.27 Amended and Restated Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat International and Net Sat
           Servicos Ltda. is incorporated herein by reference to Exhibit 10.2.1 to Net Sat Servicios Ltda.'s Registration Statement on Form F-4
           (Reg. No. 333-6318), dated January 21, 1997. (1)
     10.28 Amended and Restated Launch Services Agreement, dated as of January
           17, 1997, between Hughes Communications Galaxy, Inc. and Hughes
           Space and Communications International, Inc. is incorporated herein by reference to Exhibit 10.28 to the Registration Statement. (1)
     10.29 Galaxy X Spacecraft, Related Services and Documentation Contract
           (96-HCG-001), dated March 20, 1997, between Hughes Communications
           Galaxy, Inc. and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.29 to the Registration Statement. (1)
     10.30 Employment Agreement between PanAmSat and Frederick A. Landman, dated as of May 15, 1997, is incorporated herein by reference to
           Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
     10.31 Amended and Restated Collateral Trust Agreement, dated as of May 16,
           1997 by and among PanAmSat, Hughes Communications, Inc., Satellite
           Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust
           Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June
           30, 1997.
     10.32 Pledge and Security Agreement, dated as of May 16, 1997, by and among Satellite Company, LLC, Grupo Televisa, S.A., in favor of IBJ
           Schroder Bank & Trust Company is incorporated herein by reference to
           Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     10.33 PanAmSat Corporation Long Term Incentive Plan established in 1997 is incorporated herein by reference to Exhibit 10.33 to PanAmSat's
           Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
     10.34 PanAmSat Corporation Annual Incentive Plan, effective January l,
           1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June
           30, 1997.*
     10.35 Intellectual Property Cross License Agreement, dated as of May 16,
           1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat's
           Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     10.36 Leveraged Lease Guaranty Indemnification Agreement, dated as of May
           16, 1997 by and between PanAmSat and Hughes Electronics Corporation incorporated herein by reference to Exhibit 10.36 to PanAmSat's
           Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     10.37 Fixed Price Contract between Hughes Communications Galaxy, Inc. and
           Hughes Space & Communications Company for Galaxy XI HS702,
           Spacecraft, Related Services and Documentation, Contract No. 96-HCG-
           002, executed May 1997 is incorporated herein by reference to
           Exhibit 10.37 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.38 Fixed Price Contract for PAS 1R and PAS 9 HS-702 Spacecraft, Related
           Services and Documentation--Contract No. 97-HCG-001, dated as of August 15, 1997, between Hughes Space and Communications Company,
           Inc. and PanAmSat. (2)

     10.39   Transponder Sublease Agreement for Galaxy III-R between Hughes
             Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
             Exhibit 10.39 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.40   Transponder Lease Agreement for Galaxy VIII(i) between Hughes
             Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
             Exhibit 10.40 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended June 30, 1997.*
     10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41.1 hereto in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
             Steven D. Dorfman, John J. Higgins, Ted G. Westerman, Dennis F.
             Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith,
             Lourdes Saralegui, Carl A. Brown, Kenneth N. Heintz, Robert A.
             Bednarek, James W. Cuminale and David P. Berman.*
     10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent.
     10.43   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Patrick J. Costello is incorporated herein by reference to Exhibit 10.11.19 to PanAmSat's Quarterly Report on
             Form 10-Q for the period ended June 30, 1996.*


     10.44   Agreement, dated as of March 21, 1997, between PanAmSat and
             Patrick J. Costello.*
     10.45   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Frederick A. Landman is incorporated herein by reference to Exhibit 10.11.16 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.46   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Lourdes Saralegui is incorporated herein by reference to Exhibit 10.11.17 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.47   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Robert A. Bednarek is incorporated herein by reference to Exhibit 10.11.18 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.48   Agreement, dated as of May 15, 1996, between PanAmSat
             International and James W. Cuminale is incorporated herein by reference to Exhibit 10.11.20 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.49   Agreement, dated as of May 15, 1996, between PanAmSat
             International and David P. Berman incorporated herein by reference to Exhibit 10.11.21 to PanAmSat International's Quarterly Report
             on Form 10-Q for the period ended June 30, 1996.*
     10.50   Agreement, dated April 7, 1997, between PanAmSat and Hughes
             Electronics Corporation, regarding the terms of assignment of
             Kenneth N. Heintz to PanAmSat.*
     21.1    Subsidiaries of PanAmSat.
     24. l   Powers of Attorney.
     27.1    Financial Data Schedule.

--------
(1) Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.
(2) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

  Exhibits indicated with a * symbol are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

  In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Registrant agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

  A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment is pending or has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to the Company, at the address set forth on the front cover, attention General Counsel.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Greenwich, State of Connecticut.

                                          PanAmSat Corporation

                                          By:      /s/ Kenneth N. Heintz
                                             __________________________________
                                                     Kenneth N. Heintz
                                                Executive Vice President and
                                                  Chief Financial Officer

March 27, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                              TITLE              DATE

                  *                    Chairman of the Board of March 27, 1998
_____________________________________          Directors
          MICHAEL T. SMITH

                  *                  President and Chief Executive
                                      Officer (principal executive
                                         officer) and Director
                                                                March 27, 1998
_____________________________________
        FREDERICK A. LANDMAN

                  *                             Director        March 27, 1998
_____________________________________
         PATRICK J. COSTELLO

                  *                             Director        March 27, 1998
_____________________________________
          STEVEN D. DORFMAN

                  *                             Director        March 27, 1998
_____________________________________
           JOHN J. HIGGINS

                  *                             Director        March 27, 1998
_____________________________________
         DENNIS F. HIGHTOWER

                  *                             Director        March 27, 1998
_____________________________________
            JAMES M. HOAK

                  *                             Director        March 27, 1998
_____________________________________
          CHARLES H. NOSKI

                  *                             Director        March 27, 1998
_____________________________________
          TED G. WESTERMAN

                  *                             Director        March 27, 1998
_____________________________________
          JOSEPH R. WRIGHT

                NAME                              TITLE              DATE

        /s/ Kenneth N. Heintz        Executive Vice President and
                                        Chief Financial Officer
                                      (principal financial officer
                                        and principal accounting
                                                officer)
                                                                March 27, 1998
_____________________________________
          KENNETH N. HEINTZ

*By:     /s/ James W. Cuminale
_____________________________________
  (JAMES W. CUMINALE, ATTORNEY-IN-
                FACT)

                                 EXHIBIT INDEX
                                 -------------

                                                                                        Sequentially
Exhibit                                                                                 Numbered Page
-------                                                                                 -------------
2.1         Agreement and Plan of Reorganization, dated September 20, 1996, amon gHughes Communications, Inc., Hughes Communications Galaxy,
            Inc., Hughes Communications Satellite Services, Inc., Hughes
            Communications Services, Inc., Hughes Communications Carrier
            Services, Inc., Hughes Communications Japan, Inc., PanAmSat
            Corporation (formerly known as Magellan International, Inc.
            ("PanAmSat")) and PanAmSat International Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat,
            L.P. ("PanAmSat International")) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International's Quarterly Report on Form
            10-Q for the period ended June 30, 1996.
2.2         Amendment to Agreement and Plan of Reorganization dated as of April
            4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/Prospectus (the
            "Proxy Statement/Prospectus") contained in PanAmSat's Registration
            Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997
            (the "Registration Statement").
2.3         Agreement and Plan of Merger, dated as of April 4, 1997, among
            PanAmSat International, PAS Merger Corp. and PanAmSat is
            incorporated herein by reference to Appendix B to the Proxy
            Statement/Prospectus.
2.4         Assurance Agreement, dated September 20, 1996, between Hughes
            Electronics Corporation, PanAmSat International, Satellite Company,
            L.L.C. and PanAmSat is incorporated herein by reference to Appendix
            K to the Proxy Statement/Prospectus.
2.5         Principal Stockholders Agreement, dated September 20, 1996, among
            Hughes Communications, Inc., Hughes Communications Galaxy, Inc.,
            Satellite Company, L.L.C., Univisa Satellite Holdings, Inc., the
            holders of Class A Common Stock of PanAmSat International and the
            Trustees of that certain Voting Trust of certain holders of Class A
            Common Stock of PanAmSat International is incorporated herein by reference to Appendix L to the Proxy Statement/Prospectus.
2.6         Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and
            Hughes Communications, Inc. is incorporated herein by reference to
            Exhibit 2.4 to the Registration Statement.
3.1         Restated Certificate of Incorporation of PanAmSat.
3.2         Restated Bylaws of PanAmSat.

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
  4.1 Amended and Restated Stockholder Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes
            Communications, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy Statement/
            Prospectus.
  4.2 Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Hughes Communications
            Galaxy, Inc., Hughes Communications Satellite
            Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat
            International is incorporated herein by reference to Appendix N to the Proxy Statement/Prospectus.
  4.3.1     Loan Agreement, dated May 15, 1997, between Hughes
            Network Systems, Inc. and PanAmSat is incorporated by reference to Exhibit 4.3 to PanAmSat's Current
            Report on Form 8-K dated June 5, 1997.
  4.3.2     First Amendment to Loan Agreement, constituting
            Exhibit 4.3.1 hereto, dated as of December 23, 1997, between Hughes Electronics Corporation and PanAmSat.
  4.3.3 Subordination and Amendment Agreement, dated as of February 20, 1998, among Hughes Electronics Corporation,
            PanAmSat and Citicorp USA, Inc., as administrative agent.
  4.4 Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee.
  10.1 Participation Agreement, dated as of December 27, 1991, among Satellite Transponder Leasing Corporation, GM
            Hughes Electronics Corporation, Security Pacific Equipment Leasing, Inc., Wilmington Trust Company, State Street Bank and Trust Company of Connecticut, National Association
            ("State Street") and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.1 to the Registration Statement.
  10.2      Lease Agreement, dated as of December 27, 1991, among
            GM Hughes Electronics Corporation, Satellite Transponder
            Leasing Corporation and Wilmington Trust Company is incorporated herein by reference to Exhibit 10.2 to the Registration Statement.
  10.3 Participation Agreement, dated as of December 27, 1991, among Corporation, Student Loan Marketing Association,
            Wilmington Trust Company, State Street and Goldman Sachs
            & Co. is incorporated herein by reference to Exhibit 10.3 to the Registration Statement.
  10.4      Lease Agreement, dated as of December 27, 1991, among
            GM Hughes Electronics Corporation, Satellite Transponder
            Leasing Corporation and Wilmington Trust Company is incorporated herein by reference to Exhibit 10.4 to the Registration Statement.
  10.5.1 Participation Agreement and Purchase Agreement, dated as of August 21, 1992, among Hughes Communications Galaxy,
            Inc., Orion One, Inc., State Street, Wilmington Trust
            Company, Hughes Communications, Inc. and BT Securities Corporation, as agent is incorporated herein by reference to Exhibit 10.5.1 to the Registration Statement.
  10.5.2    First Amendment to Participation Agreement and Purchase
            Agreement, among Hughes Communications Galaxy, Inc.,
            Orion One, Inc., State Street, Hughes Communications,
            Inc., Wilmington Trust Company, BT Securities Corporation, as agent, and the other participants to the Transponder
            Purchase Agreement is incorporated herein by reference to Exhibit 10.5.2 to the Registration Statement.
  10.5.3 Second Amendment to Participation Agreement and Purchase Agreement, constituting Exhibit 10.5.1 hereto, dated as of June 18, 1993, among Hughes Communications Galaxy, Inc.,
            Orion One, Inc., State Street, CIBC Inc., Internationale Nederlanden Lease Structured Finance B.V., Wilmington
            Trust Company and BT Securities Corporation, as agent is incorporated herein by reference to Exhibit 10.5.3 to the Registration Statement.

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
 10.6.1 Lease Agreement, dated as of December 31, 1992, by and between Hughes Communications Galaxy, Inc.
            and State Street is incorporated herein by reference to Exhibit 10.6.1 to the Registration Statement.
 10.6.2     First Amendment to Lease Agreement constituting
            Exhibit 10.6.1, dated as of June 18, 1993, by and between Hughes Communications Galaxy, Inc. and
            State Street is incorporated herein by reference to Exhibit 10.6.2 to the Registration Statement.
 10.7 Schedule identifying certain agreements that have been omitted on the basis that such agreements are substantially identical to the agreements filed as Exhibits 10.5.1, 10.5.2, 10.5.3, 10.6.1 and
            10.6.2 hereto is incorporated herein by reference to
            Exhibit 10.7 to the Registration Statement.
 10.8.1     Launch Services Agreement No. 9411-002, dated
            November 14, 1994, between Lockheed-Khrunichev-Energia International, Inc. and PanAmSat International is incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to PanAmSat International's
            Registration Statement on Form S-1 (Reg. No. 33-84836), dated March 9, 1995. (1)
 10.8.2     First Amendment to Launch Services Agreement
            No. 9411-002 constituting Exhibit 10.8.1 hereto, dated March 30, 1995, between Lockheed-Khrunichev-Energia International, Inc. and PanAmSat International is incorporated herein by reference to Exhibit 10.10.2 to Amendment No. 1 to PanAmSat International's Registration Statement on Form S-1 (Reg. No. 33-95396), dated
            August 17, 1995.(1)
 10.8.3 Second Amendment to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated June 9, 1995, between Lockheed-Khrunichev-Energia International, Inc.
            and PanAmSat International is incorporated herein by reference to Exhibit 10.10.3 to Amendment No. 1 to
            PanAmSat International's Registration Statement on
            Form S-1 (Reg. No. 33-95396), dated August 17, 1995.(1)
 10.8.4     Amendment Number 3 to Launch Services Agreement
            No. 9411-002 constituting Exhibit 10.8.1 hereto, dated
            August 23, 1996, between Lockheed-Khrunichev-Energia
            International, Inc. and PanAmSat International is incorporated herein by reference to Exhibit 10.10.4 to PanAmSat International's Quarterly Report on
            Form 10-Q for the period ended September 30, 1996. (1)
 10.9.1     Agreement for the Launching into Geostationary
            Transfer Orbit of the PanAmSat 6 Satellite by an
            Ariane Launch Vehicle, No. 94.5.918, dated
            November 21, 1994, between PanAmSat International and
            Arianespace S.A. is incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to PanAmSat
            International's Registration Statement on Form S-1
            (Reg. No. 33-84836), dated March 29, 1995.(1)
 10.9.2     Amendment No. 1 to Agreement for the Launching into
            Geostationary Transfer Orbit of the PanAmSat 6
            Satellite by an Ariane Launch Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated May 1995, between PanAmSat International and Arianespace S.A.
            is incorporated herein by reference to
            Exhibit 10.12.2 to Amendment No. 1 to PanAmSat
            International's Registration Statement on Form S-1
            (Reg. No. 33-95396), dated August 17, 1995. (1)
 10.9.3     Amendment No. 2 to Agreement for the Launching into
            Geostationary Transfer Orbit of the PanAmSat 6
            Satellite by an Ariane Launch Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated as of April 29, 1996, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit S-1 to PanAmSat International's
            Quarterly Report on Form 10-Q for the period ended
            March 31, 1996.

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
 10.6.1 Lease Agreement, dated as of December 31, 1992, by and between Hughes Communications Galaxy, Inc. and
            State Street is incorporated herein by reference to
            Exhibit 10.6.1 to the Registration Statement.
 10.6.2     First Amendment to Lease Agreement constituting
            Exhibit 10.6.1, dated as of June 18, 1993, by and between Hughes Communications Galaxy, Inc. and
            State Street is incorporated herein by reference to Exhibit 10.6.2 to the Registration Statement.
 10.7 Schedule identifying certain agreements that have been omitted on the basis that such agreements are substantially identical to the agreements filed as Exhibits 10.5.1, 10.5.2, 10.5.3, 10.6.1 and
            10.6.2 hereto is incorporated herein by reference to Exhibit 10.7 to the Registration Statement.
 10.8.1     Launch Services Agreement No. 9411-002, dated
            November 14, 1994, between Lockheed-Khrunichev-
            Energia International, Inc. and PanAmSat International is incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to PanAmSat International's
            Registration Statement on Form S-1 (Reg. No. 33-84836), dated March 9, 1995. (1)
 10.8.2     First Amendment to Launch Services Agreement
            No. 9411-002 constituting Exhibit 10.8.1 hereto, dated March 30, 1995, between
            Lockheed-Khrunichev-Energia International, Inc.
            and PanAmSat International is incorporated herein by reference to Exhibit 10.10.2 to Amendment No. 1 to PanAmSat International's Registration
            Statement on Form S-1 (Reg. No. 33-95396), dated
            August 17, 1995. (1)
 10.8.3     Second Amendment to Launch Services Agreement
            No. 9411-002 constituting Exhibit 10.8.1 hereto, dated June 9, 1995, between Lockheed-Khrunichev-
            Energia International, Inc. and PanAmSat
            International is incorporated herein by reference to Exhibit 10.10.3 to Amendment No. 1 to PanAmSat
            International's Registration Statement on
            Form S-1 (Reg. No. 33-95396), dated August 17, 1995. (1)
 10.8.4     Amendment Number 3 to Launch Services Agreement
            No. 9411-002 constituting Exhibit 10.8.1 hereto, dated August 23, 1996, between Lockheed-Khrunichev-
            Energia International, Inc. and PanAmSat
            International is incorporated herein by reference to Exhibit 10.10.4 to PanAmSat International's
            Quarterly Report on Form 10-Q for the period ended September 30, 1996. (1)
 10.9.1     Agreement for the Launching into Geostationary
            Transfer Orbit of the PanAmSat 6 Satellite by an
            Ariane Launch Vehicle, No. 94.5.918, dated
            November 21, 1994, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to PanAmSat International's Registration
            Statement on Form S-1 (Reg. No. 33-84836), dated
            March 29, 1995. (1)
 10.9.2 Amendment No. 1 to Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle,
            No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated May 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit 10.12.2 to Amendment No. 1 to PanAmSat International's Registration Statement on Form S-1 (Reg. No. 33-95396), dated
            August 17, 1995. (1)
 10.9.3 Amendment No. 2 to Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
            Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated as of April 29, 1996, between PanAmSat International and Arianespace S.A.
            is incorporated herein by reference to
            Exhibit S-1 to PanAmSat International's Quarterly
            Report on Form 10-Q for the period ended
            March 31, 1996.

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
 10.15.4     Amendment No. 2 to Agreement for Launching into
             Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, dated
             December 31, 1996, between PanAmSat International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to
             Exhibit 10.12.6 to PanAmSat International's Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1996. (1)
 10.16 Participation Agreement, dated as of February 7, 1996, among Hughes Communications Galaxy, Inc., General
             Motors Acceptance Corporation, Wilmington Trust
             Company, Chemical Bank and the lending institutions listed as loan participants in Schedule I to the Agreement is incorporated herein by reference to
             Exhibit 10.16 to the Registration Statement.
 10.17 Lease Agreement, dated as of February 7, 1996, by and between Wilmington Trust Company and Hughes
             Communications Galaxy, Inc. is incorporated herein by reference to Exhibit 10.17 to the Registration
             Statement.
 10.18.1     Letter Agreement, dated February 29, 1996, among
             The News Corporation Limited, Globo Participacoes,
             Ltd., Grupo Televisa, S.A., and PanAmSat
             International is incorporated herein by reference to Exhibit 10.17.1 to PanAmSat International's Quarterly
             Report on Form 10-Q/A for the period ended March 31, 1996. (1)
 10.18.2 Amendment to Letter Agreement, dated November 4, 1996, constituting Exhibit 10.18.1 hereto, among The News
             Corporation Limited, Globo Participacoes, Ltd.,
             Grupo Televisa, S.A., and PanAmSat International is incorporated herein by reference to Exhibit 10.17.2 to PanAmSat International's Annual Report on Form
             10-K for the fiscal year ended December 31, 1996.
 10.19 Amended and Restated Contract for PanAmSat Program, dated May 2, 1996, between PanAmSat International and Space Systems/Loral, Inc. is incorporated herein by reference to Exhibit 10.7.3 to PanAmSat
             International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
 10.20       Letter Agreement, dated June 10, 1996, between
             Hughes Communications Galaxy, Inc. and Hughes Space and Communications Company regarding the construction of Galaxy XI is incorporated herein by reference to
             Exhibit 10.20 to the Registration Statement. (1)
 10.21       Letter Agreement, dated August 12, 1996, between
             Hughes Communications Galaxy, Inc. and Hughes
             Space and Communications Company regarding the construction of Galaxy XII is incorporated herein by reference to Exhibit 10.21 to the Registration Statement. (1)
 10.22       Letter Agreement, dated August 12, 1996, between
             Hughes Communications Galaxy, Inc. and Hughes
             Space and Communications Company regarding the construction of Galaxy XIII, XIV, XV and XVI is incorporated herein by reference to Exhibit 10.22 to the Registration Statement. (1)
 10.23 Letter Agreement, dated August 21, 1996, between Hughes Communications Galaxy, Inc. and
             Hughes Space and Communications Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.23 to the Registration Statement. (1)
 10.24       DTH Option Purchase Agreement, dated September
             20, 1996, between PanAmSat International, Grupo
             Televisa, S.A. and Satellite Company, L.L.C.
             is incorporated herein by reference to Exhibit
             10.13.1 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
 10.25       Full-Time Transponder Service Agreement From
             PAS-3 (European Beam), dated as of September 20,
             1996, between PanAmSat International and Televisa,
             S.A. is incorporated herein by reference to
             Exhibit 10.16 to PanAmSat International's Quarterly
             Report on Form 10-Q for the period ended
             September 30, 1996. (1)

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
  10.26 Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat International and Net Sat Servicos Ltda. is incorporated herein by reference to Exhibit 10.2 to Net Sat Servicios
           Ltda.'s Registration Statement on Form F-4
           (Reg. No. 333-6318), dated January 21, 1997. (1)
  10.27    Amended and Restated Transponder Purchase and Sale
           Agreement, dated as of June 26, 1996, between PanAmSat International and Net Sat Servicos Ltda.
           is incorporated herein by reference to Exhibit 10.2.1 to Net Sat Servicios Ltda.'s Registration Statement on Form F-4 (Reg. No. 333-6318), dated
           January 21, 1997. (1)
  10.28 Amended and Restated Launch Services Agreement, dated as of January 17, 1997, between Hughes
           Communications Galaxy, Inc. and Hughes Space and
           Communications International, Inc. is incorporated herein by reference to Exhibit 10.28 to the Registration Statement. (1)
  10.29    Galaxy X Spacecraft, Related Services and
           Documentation Contract (96-HCG-001), dated
           March 20, 1997, between Hughes Communications Galaxy,
           Inc. and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.29 to the Registration Statement. (1)
  10.30    Employment Agreement between PanAmSat and
           Frederick A. Landman, dated as of May 15, 1997, is incorporated herein by reference to Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
  10.31 Amended and Restated Collateral Trust Agreement, dated as of May 16, 1997 by and among PanAmSat, Hughes Communications, Inc., Satellite Company,
           LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust
           Company is incorporated herein by reference to
           Exhibit 10.31 to PanAmSat's Quarterly Report on
           Form 10-Q for the period ended June 30, 1997.
  10.32 Pledge and Security Agreement, dated as of May 16, 1997, by and among Satellite Company,
           LLC, Grupo Televisa, S.A., in favor of IBJ
           Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
  10.33 PanAmSat Corporation Long Term Incentive Plan established in 1997 is incorporated herein by reference to Exhibit 10.33 to PanAmSat's Quarterly
           Report on Form 10-Q for the period ended June 30, 1997.*
  10.34 PanAmSat Corporation Annual Incentive Plan, effective January l, 1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
  10.35 Intellectual Property Cross License Agreement, dated as of May 16, 1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
  10.36 Leveraged Lease Guaranty Indemnification Agreement, dated as of May 16, 1997 by and between PanAmSat and Hughes Electronics Corporation incorporated herein by reference to Exhibit 10.36 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
  10.37 Fixed Price Contract between Hughes Communications Galaxy, Inc. and Hughes Space & Communications Company for Galaxy XI HS702, Spacecraft, Related Services and Documentation, Contract No. 96-HCG-002, executed May 1997 is incorporated herein by reference to
           Exhibit 10.37 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
  10.38 Fixed Price Contract for PAS 1R and PAS 9 HS-702 Spacecraft, Related Services and Documentation--Contract No. 97-HCG-001, dated as of August 15, 1997, between Hughes Space and Communications Company, Inc. and PanAmSat. (2)

                                 EXHIBIT INDEX
                                 -------------
                                                                  Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
     10.39 Transponder Sublease Agreement for Galaxy III-R between Hughes Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
             Exhibit 10.39 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.40 Transponder Lease Agreement for Galaxy VIII(i) between Hughes Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
             Exhibit 10.40 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
     10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41.1 hereto in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, John J. Higgins, Ted G. Westerman, Dennis F. Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith, Lourdes Saralegui, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale and David P. Berman.*
     10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent.
     10.43 Agreement, dated as of May 15, 1996, between PanAmSat International and Patrick J. Costello is incorporated herein by reference to Exhibit 10.11.19 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1996.*


     10.44   Agreement, dated as of March 21, 1997, between PanAmSat and
             Patrick J. Costello.*
     10.45   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Frederick A. Landman is incorporated herein by reference to Exhibit 10.11.16 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.46   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Lourdes Saralegui is incorporated herein by reference to Exhibit 10.11.17 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.47   Agreement, dated as of May 15, 1996, between PanAmSat
             International and Robert A. Bednarek is incorporated herein by reference to Exhibit 10.11.18 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.48   Agreement, dated as of May 15, 1996, between PanAmSat
             International and James W. Cuminale is incorporated herein by reference to Exhibit 10.11.20 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.49   Agreement, dated as of May 15, 1996, between PanAmSat
             International and David P. Berman incorporated herein by reference to Exhibit 10.11.21 to PanAmSat International's Quarterly Report
             on Form 10-Q for the period ended June 30, 1996.*
     10.50   Agreement, dated April 7, 1997, between PanAmSat and Hughes
             Electronics Corporation, regarding the terms of assignment of
             Kenneth N. Heintz to PanAmSat.*
     21.1    Subsidiaries of PanAmSat.
     24. l   Powers of Attorney.
     27.1    Financial Data Schedule.
--------
(1) Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.
(2) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.