Form 10-Q
period 1998-03-31
PANAMSAT CORP /NEW/
filed 1998-05-15
CIK 1037388

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


                           Commission File No. 0-22531

                              PanAmSat Corporation
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                       95-4607698
     (State or other Jurisdiction of        (I.R.S.  Employer
      Incorporation or Organization)        Identification No.)

                    One Pickwick Plaza, Greenwich, CT 06830
                    (Address of Principal Executive Offices)

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

                                    YES X           NO

As of March 31, 1998, an aggregate of 149,150,246 shares of the Company's Common Stock were outstanding.

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act of 1995


This Quarterly Report contains historical information and forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Form 10-Q the words "estimate," "project," "anticipate," "expect," "intend," "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks associated with technology,
(ii) regulatory risks, (iii) effect of loss of key personnel, and (iv) litigation. Such factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Reference is also made to such other risks and uncertainties detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                              PanAmSat Corporation
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       March 31,        December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $    48,569         $    91,739
 Accounts receivable-net                                                  82,266              41,030
 Net investment in sales-type leases                                      27,767              27,757
 Prepaid expenses and other                                               83,705              77,891
 Deferred income taxes                                                    41,952              46,940
                                                                     -----------        ------------
Total current assets                                                     284,259             285,357

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                         2,671,985           2,506,082

NET INVESTMENT IN SALES-TYPE LEASES                                      302,429             324,689

GOODWILL-Net of amortization                                           2,482,258           2,498,498

DEFERRED CHARGES AND OTHER ASSETS                                         54,729              67,808
                                                                     -----------        ------------

TOTAL ASSETS                                                         $ 5,795,660         $ 5,682,434
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                   CONSOLIDATED BALANCE SHEETS - (continued)
                       (in thousands, except share data)


                                                                       March 31,        December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                   $    16,259         $    16,398
 Accounts payable and accrued liabilities                                 25,316              26,828
 Deferred gains on sales-leasebacks                                       37,977              42,870
 Deferred revenues                                                        14,106              18,822
                                                                     -----------        ------------
TOTAL CURRENT LIABILITIES                                                 93,658             104,918

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED
  INDEBTEDNESS)                                                        1,801,229           1,802,195

LONG-TERM DEBT                                                           786,660`            640,123

DEFERRED GAINS ON SALE-LEASEBACKS                                        161,186             191,882

DEFERRED INCOME TAXES                                                    203,798             179,267

OTHER LIABILITIES AND DEFERRED CREDITS                                    98,096             103,029

ACCRUED OPERATING LEASEBACK
  EXPENSE                                                                 54,494             100,184

                                                                     -----------        ------------

TOTAL LIABILITIES                                                    $ 3,199,121         $ 3,121,598
                                                                     -----------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value 400,000,000
  shares authorized, 149,150,246 shares issued
  and outstanding                                                          1,491               1,491
 Additional paid-in-capital                                            2,501,699           2,501,344
 Retained earnings                                                        93,349              58,001
                                                                     -----------        ------------
Total Stockholders' Equity                                             2,596,539           2,560,836
                                                                     -----------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,795,660         $ 5,682,434
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended March 31, 1998 and 1997
                        (in thousands, except share data)


                                                                       March 31,          March 31,
                                                                         1998               1997
                                                                     -----------        ------------

REVENUES:
  Operating leases, satellite services and other                     $   181,788         $    86,527
  Outright sales and sales type leases                                    11,237              41,026
                                                                     -----------        ------------
     Total revenues                                                      193,025             127,553
                                                                     -----------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales type leases                                 -              16,422
  Leaseback expense, net of deferred gain                                 13,762              15,417
  Depreciation and amortization                                           58,002              14,585
  Direct operating costs                                                  22,321               8,158
  Selling, general and administrative expenses                            14,064               5,460
                                                                     -----------        ------------
     Total operating costs and expenses                                  108,149              60,042
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                    84,876              67,511

INTEREST EXPENSE, NET                                                    (22,208)             (1,778)
OTHER INCOME                                                                   -               1,232
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES                                                62,668              66,965

INCOME TAXES                                                              27,320              25,112
                                                                     -----------        ------------
NET INCOME                                                           $    35,348         $    41,853
                                                                     -----------        ------------
NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $      0.24         $      -
                                                                     -----------        ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           149,403,886                -
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Three Months Ended March 31, 1998 and 1997
                                 (in thousands)


                                                                       March 31,          March 31,
                                                                         1998               1997
                                                                     -----------        ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                            $   35,348         $    41,853
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Cost of outright sales                                                     -                  4,838
 Gross profit on sales-type leases                                          -                (12,124)
 Depreciation and amortization                                            58,002              14,585
 Deferred income taxes                                                    29,519               7,510
 Amortization of gains on sale-leasebacks                                 (9,902)            (10,717)
 Provision for uncollectible receivables                                    -                 (4,534)
 Interest expense capitalized                                            (16,977)             (5,254)
 Changes in assets and liabilities:
  Collections on investments in sales-type leases                         22,250               5,536
  Operating lease and other receivables                                  (28,157)            (17,664)
  Prepaid expenses and other current assets                               (5,814)              4,771
  Accounts payable and accrued liabilities                                (2,139)             (1,037)
  Accrued operating leaseback expense                                    (26,810)            (35,173)
  Deferred gains and revenues                                             (9,021)               (619)
                                                                     -----------        ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   46,299              (8,029)
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                                                   (138,681)           (349,471)
 Early buyout of sale-leaseback                                          (96,574)                -
                                                                     -----------        ------------
    NET CASH USED IN INVESTING ACTIVITIES                               (235,255)           (349,471)
                                                                     -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                          875,000                -
 Net contributions from parent company                                      -                357,503
 Repayments of long-term debt                                           (729,568)               -
 Stock issued to 401(k) plan                                                 354                -
                                                                     -----------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              145,786             357,503
                                                                     -----------        ------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                      (43,170)                  3
CASH AND EQUIVALENTS, beginning of period                                 91,739                  29
                                                                     -----------        ------------
CASH AND EQUIVALENTS, end of period                                  $    48,569         $        32
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $     3,893         $    -
                                                                     -----------        ------------
 Cash paid for interest                                              $    31,610         $    -
                                                                     -----------        ------------
 Cash paid for taxes                                                 $     1,719         $    -
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (1) General.

              These  unaudited   consolidated  financial  statements  have  been
              prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three-month periods ended March 31, 1998 and 1997 have been made. Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       (2) Business Combination.

              The Company commenced operations on May 16, 1997 upon the merger of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation ("PanAmSat International")) and the Galaxy Satellite Services division of Hughes Communications, Inc. (the "Galaxy Business") (the "Combination"). Pursuant to the Combination, the aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock having an estimated value of $1.3 billion. Concurrent with the Combination and as an integral part thereof, the Company sold its direct-to-home ("DTH") television rights in certain foreign markets to an affiliate for $225 million (the "DTH Options").

              The Company has applied the purchase method of accounting to the transaction with the Galaxy Business as the acquiror. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $2.0 billion, liabilities assumed were $3.2 billion (including $1.7 billion of merger debt) and shares valued at $1.3 billion were issued in the transaction. A total of $2.5 billion, representing the excess of acquisition value over the fair value of PanAmSat International's net tangible assets, has been allocated to intangible assets and is being amortized over 40 years.

              The Company's consolidated results of operations have incorporated PanAmSat International's activity commencing upon the effective date of the Combination. The unaudited pro forma information shown below for the three months ended March 31, 1997, presents combined results of operations as if the Combination had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million, both of which are non-recurring items that are not

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              indicative of the Company's ordinary course of business). The unaudited pro forma information shown below for the three months ended March 31, 1997 is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of 1997, nor is the information shown below necessarily indicative of future results.

                      (unaudited; in thousands, except per share data)

                                     Three Months Ended
                                          March 31,
                                       -------------
                                     1998            1997
                                                  (Pro forma)
                                     ----            ----
              Revenues            $ 193,025       $ 202,092
              Net income             35,348          24,075
              Net income per share
                -basic and diluted     0.24            0.16

       (3) New Accounting Pronouncements.

              In June 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The adoption of this statement in the first quarter of 1998 resulted in no change to total comprehensive income.

              In addition, in June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS
              131), "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of certain information about operating segments and about products and services, the geographic areas in which a company operates and their major customers. Any resulting change in disclosure will be reflected in the consolidated financial statements for the year ended December 31, 1998.

       (4) Galaxy VIII-i: Placed in Service.

              On December 8, 1997, the Company successfully launched its Galaxy VIII-i Atlantic Ocean Region Satellite, the dedicated transmission platform for the Galaxy Latin America DTH television service called DIRECTV. The 3560-kilogram satellite will transmit more then 200 digital television and music channels for reception by Galaxy Latin America's growing DTH subscriber base. Galaxy VIII-i is co-located at 95 degrees west longitude with the Galaxy IIIR satellite and commenced service on February 24, 1998, after successful completion of its in-orbit testing.

       (5) Financing Activities.

              On January 16, 1998, PanAmSat completed a private placement pursuant to Rule 144A under the Securities Act of 1933 for $750 million aggregate principal amount of new debt securities (the "Offering"). The net proceeds from the Offering were used to repay bank loans incurred to finance the tender offer for certain debt securities of PanAmSat's subsidiaries, as well as for general corporate purposes.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amends and restates the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans")for five years, and up to $300 million in short-term loans maturing on April 30, 1998 (the "Term Loans"). The Credit Agreement amends the Original Credit Agreement to terminate the Term Loan facility. The Company currently has $500 million of Revolving Credit Loans available to it under the Credit Agreement.

              Also in connection with the Offering, the Company entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments during the first quarter of 1998 was approximately $9 million and will be amortized to expense over the term of the newly-placed debt securities to which such hedges were applied.

       (6) Subsequent Event.

              Subsequent to March 1998, the Company became aware of certain anomalies and their effects relative to its Galaxy IV spacecraft which serves the domestic U. S. marketplace. These anomalies are expected to shorten substantially the useful life of the satellite and to affect services to some of the C-band transponder customers on the satellite. Management is evaluating the effects of these anomalies and is working with its customers to develop plans to meet their requirements and to satisfy the Company's obligations to certain of the customers. The Company intends to procure a replacement satellite on an accelerated basis for a scheduled in-service date before the Galaxy IV spacecraft reaches the end of its expected useful life. As with its other satellites, the Company has insurance coverage on the affected satellite and intends to file a claim with its insurance carriers in the near future. Based on the information currently available, management has evaluated the potential financial statement impact of these anomalies in accordance with its stated accounting policies and does not believe that a material loss will result from these anomalies because remaining revenues to be earned on the satellite together with the expected insurance recovery will enable the Company to recover its investment in the satellite and any other costs it may incur.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations. The Company's results of operations have incorporated PanAmSat International's activity commencing on May 16, 1997, the effective date of the Combination. Since the results of operations for the three months ended March 31, 1997 would include no activity for PanAmSat International, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Combination as though it had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million, both of which are non-recurring items that are not indicative of the Company's ordinary course of business.) The pro forma results for the three months ended March 31, 1997 are not necessarily indicative of the combined results that would have occurred had the Combination actually occurred at the beginning of fiscal 1997.


                                                               (unaudited; in thousands,
                                                                  except per share data)

                                                                  Three Months Ended
                                                                       March 31,

                                                               ----------------------------

                                                                 1998             1997
                                                                               (Pro forma)
                                                                 ----             ----

Revenues
  Operating leases, satellite services and other                $  181,788       $  161,066
  Outright sales and sales type leases                              11,237           41,026
                                                                ----------       ----------
Total Revenues                                                     193,025          202,092
                                                                ----------       ----------

Costs and Expenses
  Cost of outright sales and sales
   type leases                                                        -              16,422
  Leaseback expense, net of deferred
   gain                                                             13,762           15,417
  Direct operating and SG&A costs                                   36,385           32,539
  Depreciation and amortization                                     58,002           46,313
                                                                ----------       ----------
Total                                                              108,149          110,691
                                                                ----------       ----------

Income from operations                                              84,876           91,401


Interest expense, net                                               22,208           30,993
Other income                                                          -              (1,232)
                                                                ----------       ----------
Income before income taxes and
  minority interest                                                 62,668           61,640

Income tax expense                                                  27,320           29,673
Minority interest                                                     -               7,892
                                                                ----------       ----------

Net income                                                         $35,348      $   24,075
                                                                ----------       ----------
Net income per share - basic and diluted                           $  0.24         $  0.16



                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues. Revenues decreased $9.1 million, or 4%, to $193.0 million for the three months ended March 31, 1998 from $202.1 million for the same pro forma period in 1997. Video services revenues were $143.1 million for the three months ended March 31, 1998, a decrease of 16% from the same pro forma period in 1997. The decrease was primarily due to less sales and sales-type lease activity as compared to the first quarter of 1997. Telecommunications services revenues were $37.5 million for the three months ended March 31, 1998, an increase of 17% from the same pro forma period in 1997. The increase was due primarily to the start of several new carrier and Internet-related service agreements during the quarter.

         The revenue results can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $11.2 million for the three months ended March 31, 1998 from $41.0 million for the same pro forma period in 1997. The decrease is attributable to a lower volume in 1998 relative to 1997 of outright sales and sales-type leases. Revenues from operating leases of transponders, satellite services and other increased $20.7 million, or 13%, to $181.8 million for the three months ended March 31, 1998 from $161.1 million for the same pro forma period in 1997 due primarily to increased service agreements associated with available transponder capacity and the provision of short-term, special events services.

         Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded no cost of outright sales and sales-type leases of transponders for the three months ended March 31, 1998, as compared to $16.4 million for the same pro forma period in 1997. The pro forma cost of outright sales and sales-type leases of transponders for the three months ended March 31, 1997 are related to several outright sales and sales-type leases executed during that period.

         Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $1.6 million, or 10%, to $13.8 million for the three months ended March 31, 1998 from $15.4 million for the same pro forma period in 1997. The decrease is primarily attributable to the exercise by the Company of an early buy out opportunity on one of its sale-leaseback arrangements during the first quarter of 1998.

         Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $3.9 million, or 12%, to $36.4 million for the three months ended March 31, 1998 from $32.5 million for the same pro forma period in 1997. The increase is due primarily to additional costs associated with satellites launched since the first quarter of 1997.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Depreciation and Amortization. Depreciation and amortization increased $11.7 million, or 25%, to $58.0 million for the three months ended March 31, 1998 from $46.3 million for the same pro forma period in 1997, due primarily to depreciation expense associated with additional satellites placed in service.

         Income from Operations. Income from operations decreased $6.5 million, or 7%, to $84.9 million for the three months ended March 31, 1998 from $91.4 million for the same pro forma period in 1997, due primarily to the decrease in total revenues.

         Interest Expense, Net. Interest expense, net decreased $8.8 million, or $28%, to $22.2 million for the three months ended March 31, 1998 from $31.0 million for the same pro forma period in 1997. The decrease was due primarily to the reduction in the company's overall blended interest rate as a result of the debt tender offer and restructuring program for certain debt securities of PanAmSat's subsidiaries which commenced in November 1997.

         Income Tax Expense. Income tax expense decreased $2.4 million, or 8%, to $27.3 million for the three months ended March 31, 1998 from $29.7 million for the same pro forma period in 1997. The decrease was due to a lower effective tax rate in 1998 principally as a result of utilization of foreign sales corporation tax credits.

         Minority Interest. Minority interest, representing perferred stock dividends of PanAmSat International, were $0 for the three months ended March 31, 1998 as compared to $7.9 million for the same pro forma period in 1997. The decrease was due to the conversion of PanAmSat International's 12 1/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 into 12 3/4% Senior Subordinated Notes due 2005 (the "Exchange Notes") in the third quarter of 1997 and the related termination of dividend payment obligations. Approximately 99% of the Exchange Notes were subsequently retired in connection with the tender offer and restructuring program described above.

         Galaxy IV Satellite Update. Subsequent to March 1998, the Company became aware of certain anomalies and their effects relative to its Galaxy IV spacecraft which serves the domestic U. S. marketplace. These anomalies are expected to shorten substantially the useful life of the satellite and to affect services to some of the C-band transponder customers on the satellite. Management is evaluating the effects of these anomalies and is working with its customers to develop plans to meet their requirements and to satisfy the Company's obligations to certain of the customers. The Company intends to procure a replacement satellite on an accelerated basis for a scheduled in-service date before the Galaxy IV spacecraft reaches the end of its expected useful life. As with its other satellites, the Company has insurance coverage on the affected satellite and intends to file a claim with its insurance carriers in the near future. Based on the information currently available, management has evaluated the potential financial statement impact of these anomalies in accordance with its stated accounting policies and does not believe that a material loss will result from these anomalies because remaining revenues to be earned on the satellite together with the expected insurance recovery will enable the Company to recover its investment in the satellite and any other costs it may incur.

         Financial Condition.

         Pursuant to the Combination, aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. In connection with the Combination, the Company obtained a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the company ("HE"). In addition to the $1.725 billion loan, at March 31, 1998 the Company also had long-term indebtedness of $862.9 million (comprised primarily of $750 million of bonds under the Offering (as defined below) and $76.2 million due to affiliates).

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

         On January 16, 1998, PanAmSat completed a private placement pursuant to Rule 144A under the Securities Act of 1933 for $750 million aggregate principal amount of new debt securities (the "Offering"). The net proceeds from the Offering were used to repay bank loans incurred to finance the tender offer for certain debt securities of PanAmSat's subsidiaries, as well as for general corporate purposes.

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

         PanAmSat believes that the Credit Agreement, vendor financing, future cash flow from operations (assuming satellites in development are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund PanAmSat's operations, anticipated exercise of early buy-out options on certain satellite sale-leaseback transactions and its remaining costs for the construction and launch of satellites currently under development for the next twelve months. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that additional vendor financing, PanAmSat's future cash flow from operations and borrowings under the Credit Agreement will be sufficient to cover any shortfall in funding for future launches caused by launch failures, cost overruns, delays or other unanticipated expenses. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net cash provided by (used in) operating activities increased to $46.3 million for the three months ended March 31, 1998 from $(8.0) million for the three months ended March 31, 1997. The increase in 1998 was primarily attributable to larger adjustments related to amounts of depreciation and amortization and deferred income taxes as a result of the Combination.

         Net cash used in investing activities decreased to $235.3 million for the three months ended March 31, 1998, from $349.5 million for the three months ended March 31, 1997. The decrease in 1998 was primarily attributable to fewer capital expenditures for satellite systems under development as compared to the same period in 1997.

         Net cash provided by financing activities decreased to $145.8 million for the three months ended March 31, 1998 from $357.5 million for the three months ended March 31, 1997. The decrease in 1998 was primarily due to new borrowings in connection with the Offering, the proceeds of which were used to repay bank loans incurred to finance the recent tender offer for certain debt securities of PanAmSat's subsidiaries and for general corporate purposes.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

Exhibit No.

3.2               Restated Bylaws of PanAmSat.

10.9.5 Side Letter, dated as of March 9, 1998, to Agreement for Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No. 94.5.918, between PanAmSat International and Arianespace S.A., constituting
                  Exhibit 10.12 to Amendment No. 4 to PanAmSat International's Registration Statement on Form S-1 (Reg. No. 33-84836), dated March 29, 1995. (1)

10.15.5 Amendment No. 3, dated as of January 8, 1998, to Agreement for Launching into Geostationary Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat International Systems, Inc. and Arianespace S.A., constituting
                  Exhibit 10.12.3 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)

10.15.6 Amendment No. 1, dated as of January 8, 1998, to Side Letter to Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat International and Arianespace S.A., constituting Exhibit 10.12.4 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)

10.15.7 Amendment No. 4, dated as of March 9, 1998, to Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and Arianespace S.A., constituting Exhibit 10.12.3 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)

10.15.8 Side Letter No. 2, dated as of March 9, 1998, to Agreement for Launching into Geostationary Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat International and Arianespace S.A., constituting
                  Exhibit 10.12.3 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)

10.18.3 Amendment, dated as of March 5, 1998, to Letter Agreement between the News Corporation Limited, Globo Comunicacoes e Participacoes, S.A., Grupo Televisa, S.A. and PanAmSat
                  International, constituting Exhibit 10.17.1 to PanAmSat International's Quarterly Report on Form 10-Q/A for the period ended March 31, 1996. (1)

10.25.1 Amendment, dated as of March 5, 1998, to Full-Time Transponder Service Agreement From PAS-3 (European Beam) between PanAmSat International and Televisa S.A., constituting Exhibit 10.16 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended September 30, 1996. (1)

10.27.2 Second Amended and Restated Transponder Purchase and Sale Agreement, dated as of March 5, 1998, between PanAmSat International and NetSat Servicos Ltda. (1)

10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997 in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, John J. Higgins, Ted
                  G. Westerman, Dennis F. Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith, Lourdes Saralegui, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale, David P. Berman and Roxanne S. Austin.

10.45.1 Amendment, dated as of March 6, 1998, to the Agreement between PanAmSat International and Frederick A. Landman, constituting
                  Exhibit 10.11.16 of PanAmSat International's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

10.51 Fixed Price Contract for PAS 6B HS601HP Spacecraft, Related Services and Documentation--Contract No. 98-PAS-001, dated as of March 9, 1998, between PanAmSat International and Hughes Space and Communications Company. (1)

10.52 Transponder Service Agreement, dated as of March 5, 1998, between PanAmSat International and Sky Multi-Country Partners.
                  (1)


27                Financial Data Schedule

--------
(1) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.


         (b)      Reports on Form 8-K.

                  Registrant filed a Current Report on Form 8-K, dated January 16, 1998, in respect of Registrant's press release dated January 16, 1998 announcing the consummation of an offering of certain debt securities of the Registrant (Items 5 and 7(c)).

                  Registrant filed a Current Report on Form 8-K/A, dated March 25, 1998, in respect of pro forma financial information in connection with the merger of PanAmSat International and the Galaxy Services division of Hughes Communications, Inc. (Items 7(b) and (c)).

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PanAmSat Corporation



Date:  May 15, 1998                                /s/ Kenneth N. Heintz
                                                   ----------------------------
                                                   Kenneth N. Heintz
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company