Form 10-Q
period 1998-06-30
PANAMSAT CORP /NEW/
filed 1998-08-14
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               YES X      NO

As of June 30, 1998, an aggregate of 149,199,433 shares of the Company's Common Stock were outstanding.

Cautionary Statement For Purposes Of The "Safe Harbor"
Provisions Of The Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks associated with technology,
(ii) regulatory risks, and (iii) litigation. Such factors are more fully described under the caption "Risk Factors" in the Company's Registration Statement on Form S-4, as amended (Registration No. 333-56227). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                              PanAmSat Corporation
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       June 30,         December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $   102,655         $    91,739
 Accounts receivable-net                                                  78,060              41,030
 Net investment in sales-type leases                                      21,488              27,757
 Prepaid expenses and other                                              101,618              77,891
 Deferred income taxes                                                    38,451              46,940
 Insurance claim receivable                                              162,510                   -
                                                                     -----------        ------------
Total current assets                                                     504,782             285,357

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                         2,663,504           2,506,082

NET INVESTMENT IN SALES-TYPE LEASES                                      231,090             324,689

GOODWILL-Net of amortization                                           2,466,018           2,498,498

DEFERRED CHARGES AND OTHER ASSETS                                         52,681              67,808
                                                                     -----------        ------------

TOTAL ASSETS                                                         $ 5,918,075         $ 5,682,434
                                                                     -----------        ------------



                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                   CONSOLIDATED BALANCE SHEETS - (continued)
                       (in thousands, except share data)


                                                                       June 30,         December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                   $     4,106         $    16,398
 Accounts payable and accrued liabilities                                 71,510              26,828
 Deferred gains on sale-leasebacks                                        34,303              42,870
 Deferred revenues                                                        12,449              18,822
                                                                     -----------        ------------
TOTAL CURRENT LIABILITIES                                                122,368             104,918

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED
  INDEBTEDNESS)                                                        1,800,238           1,802,195

LONG-TERM DEBT                                                           859,208             640,123

DEFERRED GAINS ON SALE-LEASEBACKS                                        138,629             191,882

DEFERRED INCOME TAXES                                                    230,000             179,267

OTHER LIABILITIES AND DEFERRED CREDITS                                    87,629             103,029

ACCRUED OPERATING LEASEBACK
  EXPENSE                                                                 54,148             100,184

                                                                     -----------        ------------

TOTAL LIABILITIES                                                      3,292,220           3,121,598
                                                                     -----------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value 400,000,000
  shares authorized, 149,199,433 shares issued
  and outstanding                                                          1,492               1,491
 Additional paid-in-capital                                            2,503,257           2,501,344
 Retained earnings                                                       121,106              58,001
                                                                     -----------        ------------
Total Stockholders' Equity                                             2,625,855           2,560,836
                                                                     -----------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,918,075         $ 5,682,434
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997
                        (in thousands, except share data)

                                                                       June 30,           June 30,
                                                                         1998               1997
                                                                     -----------        ------------
REVENUES:
  Operating leases, satellite services and other                     $   367,065         $   209,561
  Outright sales and sales-type leases                                    17,040              52,184
                                                                     -----------        ------------
     Total revenues                                                      384,105             261,745
                                                                     -----------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                 -              20,476
  Leaseback expense, net of deferred gain                                 25,584              30,883
  Depreciation and amortization                                          118,917              45,574
  Direct operating costs                                                  46,547              16,347
  Selling, general and administrative expenses                            28,298              18,856
  Provision for loss on Galaxy IV                                          6,314                   -
                                                                     -----------        ------------
     Total operating costs and expenses                                  225,660             132,136
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   158,445             129,609

INTEREST EXPENSE, NET                                                    (46,640)            (16,687)
OTHER INCOME                                                                   -                 385
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         111,805             113,307

INCOME TAXES                                                              48,700              47,737

MINORITY INTEREST                                                              -               3,815
                                                                     -----------        ------------
NET INCOME                                                           $    63,105         $    61,755
                                                                     -----------        ------------
NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $      0.42         $         -
                                                                     -----------        ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           149,652,612                   -
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the Three Months Ended June 30, 1998 and 1997
                        (in thousands, except share data)

                                                                       June 30,           June 30,
                                                                         1998               1997
                                                                     -----------        ------------
REVENUES:
  Operating leases, satellite services and other                     $   185,277        $    123,034
  Outright sales and sales-type leases                                     5,803              11,158
                                                                     -----------        ------------
     Total revenues                                                      191,080             134,192
                                                                     -----------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                 -               4,054
  Leaseback expense, net of deferred gain                                 11,822              15,466
  Depreciation and amortization                                           60,915              30,989
  Direct operating costs                                                  24,226               8,189
  Selling, general and administrative expenses                            14,234              13,396
  Provision for loss on Galaxy IV                                          6,314                   -
                                                                     -----------        ------------
     Total operating costs and expenses                                  117,511              72,094
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                    73,569              62,098

INTEREST EXPENSE, NET                                                    (24,432)            (14,909)
OTHER EXPENSE                                                                  -                (847)
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                          49,137              46,342

INCOME TAXES                                                              21,380              22,625

MINORITY INTEREST                                                              -               3,815
                                                                     -----------        ------------
NET INCOME                                                           $    27,757         $    19,902
                                                                     -----------        ------------
NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $      0.19         $         -
                                                                     -----------        ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           149,725,807                   -
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997
                                 (in thousands)

                                                                       June 30,           June 30,
                                                                         1998               1997
                                                                     -----------        ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                            $   63,105         $    61,755
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Gross profit on sales-type leases                                          -                (33,572)
 Depreciation and amortization                                           118,917              45,574
 Deferred income taxes                                                    59,222             (28,987)
 Amortization of gains on sale-leasebacks                                (18,988)            (21,435)
 Provision for uncollectible receivables                                       -              (4,534)
 Accretion of interest on senior subordinated discount notes                   -               5,585
 Interest expense capitalized                                            (28,984)            (19,139)
 Minority interest                                                             -               3,815
 Provision for loss on Galaxy IV                                           6,314                   -
 Changes in assets and liabilities, net of acquired assets
 and liabilities:
  Collections on investments in sales-type leases                         30,380              11,509
  Operating lease and other receivables                                  (39,780)            (20,179)
  Prepaid expenses and other current assets                              (26,184)             16,513
  Accounts payable and accrued liabilities                                 1,724              96,461
  Accrued operating leaseback expense                                    (18,913)            (20,575)
  Deferred gains and revenues                                            (16,148)              3,577
                                                                     -----------        ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            130,665              96,368
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PanAmSat International, net of cash acquired                   -          (1,486,266)
 Capital expenditures                                                   (215,217)           (335,215)
 Purchase of marketable securities                                             -             (36,827)
 Decrease in other assets                                                 15,127               2,415
 Early buyout of sale-leaseback                                         (155,530)                  -
 Proceeds from insurance claim                                            29,121                   -
                                                                     -----------        ------------
    NET CASH USED IN INVESTING ACTIVITIES                               (326,499)         (1,855,893)
                                                                     -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                          975,000           1,725,000
 Repayments of long-term debt                                           (770,164)               (517)
 Parent company contributions prior to the Merger                              -             370,424
 Stock issuance                                                            1,914                   -
                                                                     -----------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              206,750           2,094,907
                                                                     -----------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 10,916             335,382
CASH AND EQUIVALENTS, beginning of period                                 91,739                  29
                                                                     -----------        ------------
CASH AND EQUIVALENTS, end of period                                  $   102,655         $   335,411
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $     8,464         $     5,801
                                                                     -----------        ------------
 Cash paid for interest                                              $    60,067         $    15,616
                                                                     -----------        ------------
 Cash paid for taxes                                                 $     1,919         $    32,898
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (1) General.

              These  unaudited   consolidated  financial  statements  have  been
              prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 1998 and 1997 have been made. Operating results for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       (2) Business Combination.

              PanAmSat  Corporation  ("PanAmSat"  or  the  "Company")  commenced operations on May 16, 1997 upon the merger of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation ("PanAmSat International") and the Galaxy Satellite Services division of Hughes Communications, Inc. (the "Galaxy Business") (the "Combination"). Pursuant to the Combination, the aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock having an estimated value of $1.3 billion. Concurrent with the Combination and as an integral part thereof, the Company sold its direct-to-home ("DTH") television rights in certain foreign markets to an affiliate for $225 million (the "DTH Options").

              The Company has applied the purchase method of accounting to the transaction with the Galaxy Business as the acquiror. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $2.0 billion, liabilities assumed were $3.2 billion (including a term loan (the "Hughes Term Loan") in the amount of $1.725 billion from Hughes Electronics Corporation ("Hughes Electronics"), an affiliate of the Company) and shares valued at $1.3 billion were issued in the transaction. A total of $2.5 billion, representing the excess of acquisition value over the fair value of PanAmSat International's net tangible assets, was allocated to intangible assets and is being amortized over 40 years.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              The Company's consolidated results of operations incorporate PanAmSat International's activity commencing upon the effective date of the Combination. The unaudited pro forma information shown below for the three and six month periods ended June 30, 1997, presents combined results of operations as if the Combination had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million, both of which are non-recurring items that are not indicative of the Company's ordinary course of business). The unaudited pro forma information shown below for the three and six month periods ended June 30, 1997 is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of 1997, nor is the information shown below necessarily indicative of future results.

                      (unaudited; in thousands, except per share data)

                                      Three Months Ended                  Six Months Ended
                                           June 30,                           June 30,
                                      ------------------                  ----------------
                                      1998          1997                 1998        1997
                                                 (Pro forma)                     (Pro forma)
                                      ----          ----                 ----        ----
              Revenues            $  191,080    $  184,977           $  384,105  $  387,786
              Net income              27,757        24,291               63,105      50,603
              Net income per share
                -basic and diluted      0.19          0.16                 0.42        0.34


       (3) New Accounting Pronouncements.

              In February of 1998,  the  Financial  Accounting  Standards  Board
              (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 requires an entity to disclose certain information about pensions and other postretirement benefits. SFAS No. 132, which is required for adoption in the current fiscal year, will have no impact on PanAmSat's consolidated financial statements.

              In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. PanAmSat plans to adopt SFAS No. 133 by January 1, 2000, as required. PanAmSat is currently assessing the impact of this statement on PanAmSat's consolidated financial statements.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        (4) Financing Activities.

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

              In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amended and restated the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans") for five years, and up to $300 million in short-term loans maturing on April 30, 1998 (the "Term Loans"). The Credit Agreement amended the Original Credit Agreement to terminate the Term Loan facility. The Company currently has $500 million of Revolving Credit Loans available to it under the Credit Agreement, less any amounts outstanding under the Commercial Paper Program as described below.

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

              On July 27, 1998, the Company launched a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Credit Agreement and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. The Company has established the necessary credit facilities, through the Credit Agreement, to refinance future commercial paper borrowings on a long-term basis and, accordingly, will classify such borrowings as long-term liabilities. As of August 13, 1998, the Company had approximately $145 million of notes outstanding under the Commercial Paper Program, with $100 million of the proceeds being used to repay amounts borrowed under the Credit Agreement.

              The Hughes Term Loan is subordinate to the notes issued in connection with the Offering, the Revolving Credit Loans and the notes issued under the Commercial Paper Program.

                              PanAmSat Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        (5) Hughes Electronics Purchase of PanAmSat Common Stock.

              On May 1, 1998, Hughes Electronics increased its beneficial ownership of the Company from approximately 71.5% to approximately 81% through the purchase for $60 per share in cash of approximately 11.2 million shares (or 7.5% of the outstanding shares of PanAmSat Common Stock) from Televisa and 2.9 million shares (or 2% of the outstanding shares of PanAmSat Common Stock) from a group of founding stockholders of PanAmSat, which includes several members of the family of PanAmSat's late founder Rene Anselmo and related trusts as well as Frederick A. Landman, PanAmSat's President and Chief Executive Officer, and Lourdes Saralegui, an Executive Vice President of PanAmSat.

        (6) Satellite Developments.

              On  May  19,  1998,  all  customer  services  on  Galaxy  IV  were permanently lost when an anomaly occurred in the on-board spacecraft control processor which caused the satellite to rotate and lose its fixed orientation. Galaxy IV's spare control processor was unavailable due to earlier unrelated damage that had not previously been detected. The Company restored service to most of its Galaxy IV customers through the use of alternative capacity on the Company's other satellites, principally Galaxy III-R and Galaxy VI. Galaxy VI was the designated back-up satellite for certain customers on the Company's domestic U.S. satellites.

              As a result of the loss of Galaxy IV, the Company expects that its originally anticipated 1998 revenues may be reduced by approximately $10 million, due principally to the loss of available capacity on the satellites used to backup Galaxy IV capacity. During the second quarter of 1998, the Company recorded a $6.3 million provision for loss in connection with the loss of Galaxy IV which represents the difference between the satellite insurance claim of approximately $162 million and the underlying net assets that were written off, which consisted of the net book value of the Galaxy IV satellite, the net investment in sales-type leases on the satellite and the payment of warranty costs related to Galaxy IV transponders that were sold outright in prior years. The Company intends to procure a replacement satellite on an accelerated basis.

              On June 13, 1998, there was a brief shut-down of a portion of the C-band capacity on the Company's Galaxy VII satellite that was accompanied by the failure of the primary on-board spacecraft control processor. Control of the satellite was automatically switched to the spare control processor and the spacecraft is

                              PanAmSat Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              currently operating normally. The satellite manufacturer has concluded an investigation into the SCP anomalies on Galaxy IV, Galaxy VII and other HS 601 satellites not owned by the Company. The investigation identified electrical shorts involving tin-plated relay switches on HS 601 satellites manufactured in the early 1990's, as the most probable cause of the SCP anomalies. The shorts can only occur when several factors are concurrently present. Of PanAmSat's 16 satellites, 14 were constructed by the same manufacturer, and five are HS 601 spacecraft with tin-plated relay switches that were built in the early 1990's. Specifically Galaxy-IIIR, PAS-2, PAS-3, PAS-4 and Galaxy VII fit these criteria. Based on the investigation's findings, PanAmSat believes the probability of future SCP anomalies of this type resulting in the total failure or risk of loss of any of these five HS 601 satellites is low. Electrical shorts are believed to be the cause of the backup SCP anomaly on the Galaxy IV satellite in June 1997 and the primary SCP anomaly on Galaxy VII in June 1998. The Company has been advised by the manufacturer that the primary SCP anomaly on Galaxy IV in May 1998, which resulted in the failure of the satellite, was a different, isolated incident that is being investigated further. The Company is working with all of its Galaxy VII customers to provide for back-up capacity and to develop solutions to provide for their needs in the event a loss of Galaxy VII were to occur.

              An anomaly has been detected in the batteries on the Company's PAS-5 satellite. During periods of peak solar eclipse, which occur twice each year, the Company will be required to shut off a portion of the satellite's payload for an insignificant time. At the present time, this condition is not expected to have any adverse impact on the Company's existing full-time transponder customers or its ability to utilize the affected capacity on the satellite. PanAmSat is investigating this condition with the satellite manufacturer. Any additional battery failures would require the Company to shut off additional transponders for some period of time during the periods of peak solar eclipse, which could affect full-time transponder customers on the satellite. No assurance can be given that additional failures on PAS-5 will not occur.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Results of Operations. The Company's results of operations incorporate PanAmSat International's activity commencing on May 16, 1997, the effective date of the Combination. Since the results of operations for the three and six month periods ended June 30, 1997 include only 45 days of activity for PanAmSat International, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a
              "pro forma" basis reflecting the Combination as though it had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million, both of which are non-recurring items that are not indicative of the Company's ordinary course of business.) The unaudited pro forma information shown below for the three and six month periods ended June 30, 1997 is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of fiscal 1997, nor is the information shown below necessarily indicative of future results.

                                                                        (unaudited; in thousands,
                                                                          except per share data)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                          -------------------                 ----------------

                                                          1998            1997               1998            1997
                                                                      (Pro forma)                        (Pro forma)
                                                          ----            ----               ----            ----

Revenues
  Operating leases, satellite services and other      $  185,277      $  173,819         $  367,065     $  335,602
  Outright sales and sale-type leases                      5,803          11,158             17,040         52,184
                                                      ----------      ----------         ----------     ----------
Total revenues                                           191,080         184,977            384,105        387,786
                                                      ----------      ----------         ----------     ----------
Costs and expenses
  Cost of outright sales and sales-
   type leases                                                -            4,054                  -         20,476
  Leaseback expense, net of deferred
   gain                                                  11,822           15,466             25,584         30,883
  Direct operating and SG&A costs                        38,460           29,309             74,845         61,890
  Depreciation and amortization                          60,915           46,848            118,917         93,103
  Provision for loss on Galaxy IV                         6,314                -              6,314              -
                                                     ----------       ----------         ----------     ----------
Total                                                   117,511           95,677            225,660        206,352
                                                     ----------       ----------         ----------     ----------

Income from operations                                   73,569           89,300            158,445        181,434

Interest expense, net                                    24,432           28,902             46,640         59,896
Other (income) expense                                        -              847                  -          (385)
                                                     ----------       ----------         ----------     ----------
Income before income taxes and
  minority interest                                      49,137           59,551            111,805        121,923

Income tax expense                                       21,380           26,965             48,700         55,134
Minority interest                                             -            8,295                  -         16,186
                                                     ----------       ----------         ----------     ----------

Net income                                           $   27,757       $   24,291        $   63,105      $   50,603
                                                     ----------       ----------        ----------      ----------
Net income per share - basic and diluted             $     0.19       $     0.16        $     0.42      $     0.34


                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Revenues. Revenues increased $6.1 million, or 3%, to $191.1 million for the three months ended June 30, 1998 from $185.0 million for the same pro forma period in 1997. Revenues for the six months ended June 30, 1998 were $384.1 million, a decrease of $3.7 million or 1% from $387.8 million for the same pro forma period in 1997. Video services revenues were $138.8 million for the three months ended June 30, 1998, a decrease of 2% from the same pro forma period in 1997. Video services revenues were $281.9 million for the six months ended June 30, 1998, a decrease of 10% from the same pro forma period in 1997. The decrease in video services revenues was primarily due to less sales and sales-type lease activity as compared to the first and second quarters of 1997. Telecommunications services revenues were $39.8 million for the three months ended June 30, 1998, an increase of 19% from the same pro forma period in 1997. Telecommunications services revenues were $77.3 million for the six months ended June 30, 1998, an increase of 18% from the same pro forma period in 1997. The increase in telecommunications services revenues was due primarily to the commencement of several new carrier and Internet-related service agreements during 1998.

          The revenue results can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $5.8 million for the three months ended June 30, 1998 from $11.2 million for the same pro forma period in 1997. Revenues from sales and sales-type leases decreased to $17.0 million for the six months ended June 30, 1998 from $52.2 million for the same pro forma period in 1997. The decrease is attributable to a lower volume in 1998 relative to 1997 of outright sales and sales-type leases as well as to the loss of the Galaxy IV satellite. Revenues from operating leases of transponders, satellite services and other increased $11.5 million, or 7%, to $185.3 million for the three months ended June 30, 1998 from $173.8 million for the same pro forma period in 1997. Revenues from operating leases of transponders, satellite services and other increased $31.5 million, or 9% to $367.1 million for the six months ended June 30, 1998 from $335.6 million for the same pro forma period in 1997. The increase in revenues from operating leases of transponders, satellite services and other for the three and six month periods is due primarily to increased service agreements associated with available transponder capacity and the provision of short-term, special events services, most notably World Cup 1998.

          Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded no cost of outright sales and sales-type leases of transponders for the three and six month periods ended June 30, 1998, as compared to $4.1 million and $20.5 million for the same pro forma periods in 1997, respectively. The pro forma cost of outright sales and sales-type leases of transponders for the three and six month periods ended June 30, 1997 are related to several outright sales and sales-type lease transactions entered into during those periods.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $3.7 million, or 24%, to $11.8 million for the three months ended June 30, 1998 from $15.5 million for the same pro forma period in 1997. Leaseback expense, net of deferred gain, decreased $5.3 million, or 17%, to $25.6 million for the six months ended June 30, 1998 from $30.9 million for the same pro forma period in 1997. The decrease is primarily attributable to the exercises by the Company of sale-leaseback early buy-out options during the first and second quarters of 1998.

          Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $9.2 million, or 31%, to $38.5 million for the three months ended June 30, 1998 from $29.3 million for the same pro forma period in 1997. Direct operating and selling, general and administrative costs increased $12.9 million, or 21%, to $74.8 million for the six months ended June 30, 1998 from $61.9 million for the same pro forma period in 1997. The increase is due primarily to costs incurred in connection with the Company's expansion and additional costs associated with satellites launched since the first and second quarter of 1997.

          Depreciation and Amortization. Depreciation and amortization increased $14.1 million, or 30%, to $60.9 million for the three months ended June 30, 1998 from $46.8 million for the same pro forma period in 1997. Depreciation and amortization for the six months ended June 30, 1998 increased $25.8 million or 28% to $118.9 million from $93.1 million for the same pro forma period in 1997. The increase in depreciation and amortization for the three and six month periods is due primarily to depreciation expense associated with additional satellites placed in service.

          Provision   for  Loss  on  Galaxy  IV.  As  discussed  in   "Satellite
Developments" below, the Company recorded a $6.3 million provision for loss in connection with the loss of Galaxy IV during the second quarter of 1998.

          Income from Operations. Income from operations decreased $15.7 million, or 18%, to $73.6 million for the three months ended June 30, 1998 from $89.3 million for the same pro forma period in 1997. Income from operations decreased $23.0 million or 13% to $158.4 million for the six months ended June 30, 1998 from $181.4 million for the same pro forma period in 1997. The decrease in income from operations for the three and six month periods is due primarily to increased depreciation and direct operating costs associated with the Company's expanded satellite fleet, as well as to the $6.3 million provision for loss on Galaxy IV.

          Interest Expense, Net. Interest expense, net decreased $4.5 million, or 15%, to $24.4 million for the three months ended June 30, 1998 from $28.9 million for the same pro forma period in 1997. Interest expense, net decreased $13.3 million, or 22%, to $46.6 million for the six months ended June 30, 1998 from $59.9 million for the same pro forma period in 1997. The decrease was due primarily to the reduction in the Company's overall blended interest rate as a result of the debt tender offer and restructuring program for certain debt securities of PanAmSat's subsidiaries which was completed in January 1998.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Income Tax Expense. Income tax expense decreased $5.6 million, or 21%, to $21.4 million for the three months ended June 30, 1998 from $27.0 million for the same pro forma period in 1997. Income tax expense decreased $6.4 million, or 12%, to $48.7 million for the six months ended June 30, 1998 from $55.1 million for the same pro forma period in 1997. The decrease was due to the decrease in income before income taxes as well as to a lower effective tax rate in 1998 principally as a result of utilization of foreign sales corporation tax benefits.

          Minority Interest. Minority interest, representing preferred stock dividends of PanAmSat International, were $0 for the three and six month periods ended June 30, 1998 as compared to $8.3 million and $16.2 million for the same pro forma periods in 1997, respectively. The decrease was due to the conversion of PanAmSat International's 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 into 12 3/4% Senior Subordinated Notes due 2005 (the "Exchange Notes") in the third quarter of 1997 and the related termination of dividend payment obligations. Approximately 99% of the Exchange Notes were subsequently retired in connection with the debt tender offer and restructuring program described above.

          Satellite  Developments.  On May 19, 1998,  all  customer  services on
Galaxy IV were permanently lost when an anomaly occurred in the on-board spacecraft control processor which caused the satellite to rotate and lose its fixed orientation. Galaxy IV's spare control processor was unavailable due to earlier unrelated damage that had not previously been detected. The Company restored service to most of its Galaxy IV customers through the use of alternative capacity on the Company's other satellites, principally Galaxy III-R and Galaxy VI. Galaxy VI was the designated back-up satellite for certain customers on the Company's domestic U.S. satellites.

          As a result of the loss of Galaxy IV, the Company expects that its originally anticipated 1998 revenues may be reduced by approximately $10 million, due principally to the loss of available capacity on the satellites used to backup Galaxy IV capacity. During the second quarter of 1998, the Company recorded a $6.3 million provision for loss in connection with the loss of Galaxy IV which represents the difference between the satellite insurance claim of approximately $162 million and the underlying net assets that were written off, which consisted of the net book value of the Galaxy IV satellite, the net investment in sales-type leases on the satellite and the payment of warranty costs related to Galaxy IV transponders that were sold outright in prior years. The Company intends to procure a replacement satellite on an accelerated basis.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          On June 13, 1998, there was a brief shut-down of a portion of the C-band capacity on the Company's Galaxy VII satellite that was accompanied by the failure of the primary on-board spacecraft control processor. Control of the satellite was automatically switched to the spare control processor and the spacecraft is currently operating normally. The satellite manufacturer has concluded an investigation into the SCP anomalies on Galaxy IV, Galaxy VII and other HS 601 satellites not owned by the Company. The investigation identified electrical shorts involving tin-plated relay switches on HS 601 satellites manufactured in the early 1990's, as the most probable cause of the SCP anomalies. The shorts can only occur when several factors are concurrently present. Of PanAmSat's 16 satellites, 14 were constructed by the same manufacturer, and five are HS 601 spacecraft with tin-plated relay switches that were built in the early 1990's. Specifically Galaxy-IIIR, PAS-2, PAS-3, PAS-4 and Galaxy VII fit these criteria. Based on the investigation's findings, PanAmSat believes the probability of future SCP anomalies of this type resulting in the total failure or risk of loss of any of these five HS 601 satellites is low. Electrical shorts are believed to be the cause of the backup SCP anomaly on the Galaxy IV satellite in June 1997 and the primary SCP anomaly on Galaxy VII in June 1998. The Company has been advised by the manufacturer that the primary SCP anomaly on Galaxy IV in May 1998, which resulted in the failure of the satellite, was a different, isolated incident that is being investigated further. The Company is working with all of its Galaxy VII customers to provide for back-up capacity and to develop solutions to provide for their needs in the event a loss of Galaxy VII were to occur.

          An anomaly has been detected in the batteries on the Company's PAS-5 satellite. During periods of peak solar eclipse, which occur twice each year, the Company will be required to shut off a portion of the satellite's payload for an insignificant time. At the present time, this condition is not expected to have any adverse impact on the Company's existing full-time transponder customers or its ability to utilize the affected capacity on the satellite. PanAmSat is investigating this condition with the satellite manufacturer. Any additional battery failures would require the Company to shut off additional transponders for some period of time during the periods of peak solar eclipse, which could affect full-time transponder customers on the satellite. No assurance can be given that additional failures on PAS-5 will not occur.

          Subsequent Event. On July 13, 1998, PanAmSat announced a comprehensive satellite plan to construct up to four additional satellites and to modify the design of two satellites currently under construction (the "Plan"). The Plan is subject to the approval of the Company's board of directors and other regulatory approvals. The Plan is intended to enable the Company to provide expanded satellite services and backup capacity on an expedited basis in the United States and worldwide.

          As part of the first phase of the Plan, Galaxy XI will be modified to allow it to operate in several of the Company's orbital slots covering the United States. Upon its revised launch date in early 1999, the modified Galaxy XI will initially be located at 99 W.L., enabling the Company to restore Galaxy VI to its status as an in-orbit spare satellite.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Also in the first phase, PanAmSat will modify PAS-9 to provide coverage of the United States and Latin America. Upon its launch in mid-1999, the modified PAS-9 will be located at 95 W.L., enabling the Company to offer its customers expanded service from this location and also to move the Galaxy III-R satellite to another orbital location over the United States. PAS-9 originally was one of three new satellites under construction to provide service in Asia. The other two Asia satellites, PAS-7 and PAS-8, are scheduled to be launched later this year.

          In the second phase of the Plan, PanAmSat will proceed with the procurement of two new satellites for launch during the fourth quarter of 1999, as well as two ground spare satellites. The two new satellites will be the Galaxy IV replacement and an international satellite designed to reflect specific market requirements. The Company anticipates that the two ground spares would provide the Company with the ability to launch satellites on an expedited basis to meet market demand for backup or expanded services. The Company is currently reviewing proposals from satellite suppliers and completing the financial analysis of the Plan, after which management will present the Plan to PanAmSat's board of directors and the U.S. Federal Communications Commission for approval.

          If the Plan is implemented, the Company expects to launch nine additional satellites over the next 18 months, consisting of two new satellites for Latin America, two for Asia, four for the United States and one additional international satellite. There can be no assurance that the Plan will be successfully implemented.

             Financial Condition.

          Pursuant to the Combination, aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. In connection with the Combination, the Company obtained a term loan (the "Hughes Term Loan") in the amount of $1.725 billion from Hughes Electronics, an affiliate of the Company. In addition to the Hughes Term Loan, at June 30, 1998 the Company also had long-term indebtedness of $934.4 million (comprised primarily of $750 million of bonds under the Offering (as defined below), $100 million of Revolving Credit Loans (as defined below) and $75.2 million due to affiliates).

          The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $800 million to complete the construction, insurance and launch of PAS-6B, PAS-7, PAS-8, Galaxy X, Galaxy XI, PAS-9, and PAS-1R, together with related equipment. This amount is expected to be funded from cash flow from operations, satellite insurance proceeds, vendor financing and borrowings under the Commercial Paper Program and/or Credit Agreement (each as defined below). In addition to funding the construction and launch of new satellites, the Company may choose to exercise certain remaining

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. During 1998, the Company funded outlays of $155.5 million in connection with the exercise of early buy-out options relating to transponders on SBS-6. In addition, if the Company were to elect to exercise its remaining early buy-out options under certain sale-leaseback transactions, it would be required to fund outlays of approximately $366 million in 1999. Such additional outlays are expected to be funded from cash flow from operations and borrowings under the Commercial Paper Program and/or Credit Agreement.

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

          In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amends and restates the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans") for five years, and up to $300 million in short-term loans maturing on April 30, 1998 (the "Term Loans"). The Credit Agreement amends the Original Credit Agreement to terminate the Term Loan facility. The Company currently has $500 million of Revolving
Credit Loans available to it under the Credit Agreement, less any amounts outstanding under the Commercial Paper Program as described below.

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

          On July 27, 1998 the Company launched a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Credit Agreement and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. The Company has established the necessary credit facilities, through the Credit Agreement, to refinance future commercial paper borrowings on a long-term basis and, accordingly, will classify such borrowings as long-term liabilities. As of August 13, 1998, the Company had approximately $145 million of notes outstanding under the Commercial Paper Program, with $100 million of the proceeds being used to repay amounts borrowed under the Credit Agreement.

          The Hughes Term Loan is subordinate to the notes issued in connection with the Offering, the Revolving Credit Loans and the notes issued under the Commercial Paper Program.

          PanAmSat believes that the Commercial Paper Program, Credit Agreement, satellite insurance proceeds, vendor financing, future cash flow from operations (assuming satellites in development are successfully launched and commence service on the schedule currently contemplated) and cash on hand will be sufficient to fund PanAmSat's operations, anticipated exercise of certain early buy-out options on certain satellite sale-leaseback transactions and its remaining costs for the construction and launch of satellites currently under development for the next twelve months. If the Company consummates corporate acquisitions, it may be required to seek additional financing. There can be no

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that additional vendor financing, satellite insurance proceeds, PanAmSat's future cash flow from operations and borrowings under the Commercial Paper Program and/or Credit Agreement will be sufficient to cover any shortfall in funding for future launches caused by launch failures, cost overruns, delays or other unanticipated expenses. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

          In addition, the Company is implementing the Plan, which could include the procurement of up to four additional satellites and related launch services and insurance, as well as the modification of PAS-9 and Galaxy XI. PanAmSat may be required to seek additional financing as a result of the Plan.

          Net cash provided by operating activities increased to $130.7 million for the six months ended June 30, 1998 from $96.4 million for the six months ended June 30, 1997. The increase in 1998 was primarily attributable to larger adjustments related to amounts of depreciation and amortization and deferred income taxes as a result of the Combination.

          Net cash used in investing activities decreased to $326.5 million for the six months ended June 30, 1998, from $1,855.9 million for the six months ended June 30, 1997. The decrease in 1998 was primarily attributable to the acquisition of PanAmSat International during the same period in 1997, coupled with fewer capital expenditures for satellite systems under development as compared to the same period in 1997 and proceeds from the PAS-6 insurance claim received during 1998.

          Net cash provided by financing activities decreased to $206.8 million for the six months ended June 30, 1998 from $2,094.9 million for the six months ended June 30, 1997. The decrease in 1998 was primarily due to obtaining the Hughes Term Loan during the same period in 1997.

                              PanAmSat Corporation


                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a)  The Annual Meeting of Stockholders was held on May 4, 1998.

          (c) (i) Registrant's Certificate of Incorporation provides that nominees to the Registrant's Board of Directors shall be elected to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The nine nominees for director, Mr. Michael T. Smith, Ms. Roxanne S. Austin, Mr. Patrick J. Costello, Mr. Steven D. Dorfman, Mr. Dennis F. Hightower, Mr. James M. Hoak, Mr. Frederick A. Landman, Mr. Charles H. Noski and Mr. Joseph R. Wright, Jr., were elected by a plurality of the votes cast by the holders of Registrant's Common Stock voting theron:

          (A)  Mr. Smith:     116,589,950 votes for and 101,971 votes withheld;

          (B)  Ms. Austin:    116,588,600 votes for and 103,321 votes withheld;

          (C)  Mr. Costello:  116,600,100 votes for and 91,821 votes withheld;

          (D)  Mr. Dorfman:   116,600,050 votes for and 91,871 votes withheld;

          (E)  Mr. Hightower: 116,599,600 votes for and 92,321 votes withheld;

          (F)  Mr. Hoak:      116,600,100 votes for and 91,821 votes withheld;

          (G)  Mr. Landman:   116,590,100 votes for and 101,821 votes withheld;

          (H)  Mr. Noski:     116,600,000 votes for and 91,921 votes withheld;

          (I)  Mr. Wright:    116,600,100 votes for and 91,821 votes withheld.


          (c) (ii) A proposal (designated Proposal 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Deloitte & Touche LLP independent accountants for the Registrant for the year 1998, was approved by a majority of the votes cast by the holders of Registrant's Common Stock voting thereon: 116,686,123 affirmative votes; 1,123 negative votes; and 4,475 votes abstained.

          (c) (iii) A proposal (designated Proposal 3 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the PanAmSat Corporation Long-Term Incentive Plan, was approved by a majority of the votes cast by the holders of Registrant's Common Stock voting thereon:
116,199,284 affirmative votes; 479,088 negative votes; 13,549 votes abstained.

          (c) (iv) A proposal (designated Proposal 4 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to approve the PanAmSat Corporation Annual Incentive Plan, was approved by a majority of the votes cast by the holders of Registrant's Common Stock voting thereon:
116,650,607 affirmative votes; 24,065 negative votes; 17,249 votes abstained.

                              PanAmSat Corporation


          (c)  (v)  A  proposal   (designated  Proposal  5  and  set  forth  in
Registrant's Proxy Statement), approved by the Board of Directors, to approve the PanAmSat Corporation Restoration and Deferred Compensation Plan, was approved by a majority of the votes cast by the holders of Registrant's Common Stock voting thereon: 116,529,947 affirmative votes; 144,028 negative votes; 17,946 votes abstained.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS

Exhibit No.

4.1 Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International Systems, Inc. ("PanAmSat International") is incorporated herein by reference to Exhibit
     4.2.2 to PanAmSat's Registration Statement on Form S-4 (Registration No. 333-56227) (the "Registration Statement").

4.2 Registration Rights Agreement, dated as of January 16, 1998, among PanAmSat, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, Citicorp Securities, Inc., BancAmerica Robertson Stephens and J.P. Morgan Securities Inc. is
     incorporated herein by reference to Exhibit 4.5 to PanAmSat's Current Report on Form 8-K dated July 21, 1998.

4.3  Letter  Agreement,   dated  July  22,  1998,   between  Hughes  Electronics
     Corporation and PanAmSat.

10.1 Amendment to Letter Agreement, dated March 5, 1998, among The News Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and PanAmSat International, constituting Exhibit 10.7.2 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference to Exhibit 10.18.3 to the Registration Statement. (1)

10.2 Second Amended and Restated Contract for PanAmSat Program, dated April 1, 1998, between PanAmSat International and Space Systems/Loral, Inc. is incorporated herein by reference to Exhibit 10.19.2 to the Registration Statement. (1)

10.3 Amendment to Full-Time  Transponder  Service Agreement From PAS-3 (European
     Beam), dated as of March 5, 1998, between PanAmSat International and Televisa, S.A., constituting Exhibit 10.16 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended September 30, 1996, is incorporated herein by reference to Exhibit 10.25.2 to the Registration Statement. (1)

                              PanAmSat Corporation


10.4 Second Amended and Restated Transponder Purchase and Sale Agreement, dated as of March 5, 1998, between PanAmSat International and NetSat Servicos Ltda. is incorporated herein by reference to Exhibit 10.28 to the Registration Statement. (1)

10.5 First Amendment to Amended and Restated Collateral Trust Agreement constituting Exhibit 10.31 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997, dated April 30, 1998 by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes Communications, Inc. on May 1, 1998.

10.6 Agreement, dated as of July 10, 1998, between PanAmSat and Robert A. Bednarek is incorporated herein by reference to Exhibit 10.46 to the Registration Statement.

10.7 Agreement, dated as of July 10, 1998, between PanAmSat and James W. Cuminale is incorporated herein by reference to Exhibit 10.47 to the Registration Statement.

10.8 Transponder Service Agreement, dated as of March 5, 1998, between PanAmSat and Sky Multi-Country Partners, is incorporated herein by reference to
     Exhibit 10.51 to the Registration Statement. (1)

10.9 Transponder Service Agreement, dated as of April 30, 1998, between PanAmSat International and Corporacion de Radio y Television del Norte de Mexico, S.A. de C.V., is incorporated herein by reference to Exhibit 10.52 to the Registration Statement. (1)

27   Financial Data Schedule.

(1) Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.

(b)  Reports on Form 8-K.

     Registrant filed a Current Report on Form 8-K, dated July 21, 1998, in respect of the Registration Rights Agreement, dated as of January 16, 1998, among Registrant, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, Citicorp Securities, Inc., BancAmerica Robertson Stephens and J.P. Morgan Securities Inc. relating to certain debt securities of Registrant (Items 5 and 7(c)).

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PanAmSat Corporation



Date:  August 14, 1998                                /s/ Kenneth N. Heintz
                                                   ----------------------------
                                                   Kenneth N. Heintz
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company

                                 EXHIBIT INDEX

                                                             Sequentially
Exhibit No.                                                  Numbered Page
----------                                                   -------------

4.1  Agreement,  dated as of May 1, 1998,  by and among
     PanAmSat and the former  holders of Class A Common
     Stock  of  PanAmSat  International  Systems,  Inc.
     ("PanAmSat  International") is incorporated herein
     by  reference  to  Exhibit   4.2.2  to  PanAmSat's
     Registration  Statement on Form S-4  (Registration
     No. 333-56227) (the "Registration Statement").

4.2  Registration Rights Agreement, dated as of January
     16, 1998,  among  PanAmSat,  Morgan  Stanley & Co.
     Incorporated,   Donaldson,   Lufkin   &   Jenrette
     Securities  Corporation,   Salomon  Brothers  Inc,
     Citicorp Securities,  Inc.,  BancAmerica Robertson
     Stephens  and  J.P.  Morgan   Securities  Inc.  is
     incorporated herein by reference to Exhibit 4.5 to PanAmSat's Current Report on Form 8-K dated July
     21, 1998.

4.3  Letter  Agreement  dated  July 22,  1998,  between
     Hughes Electronics Corporation and PanAmSat.

10.1 Amendment  to  Letter  Agreement,  dated  March 5,
     1998,  among The News Corporation  Limited,  Globo
     Participacoes,  Ltd.,  Grupo  Televisa,  S.A., and
     PanAmSat   International,   constituting   Exhibit
     10.7.2 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December
     31, 1996, is  incorporated  herein by reference to
     Exhibit 10.18.3 to the Registration Statement. (1)

10.2 Second Amended and Restated  Contract for PanAmSat
     Program,  dated  April 1, 1998,  between  PanAmSat
     International  and Space  Systems/Loral,  Inc.  is
     incorporated   herein  by   reference  to  Exhibit
     10.19.2 to the Registration Statement. (1)

10.3 Amendment   to   Full-Time   Transponder   Service
     Agreement From PAS-3 (European Beam),  dated as of
     March 5, 1998, between PanAmSat  International and
     Televisa,  S.A.,  constituting  Exhibit  10.16  to
     PanAmSat International's  Quarterly Report on Form
     10-Q for the period ended  September  30, 1996, is
     incorporated   herein  by   reference  to  Exhibit
     10.25.2 to the Registration Statement. (1)

10.4 Second Amended and Restated Transponder Purchase and Sale Agreement, dated as of March 5, 1998, between PanAmSat International and NetSat Servicos
     Ltda.  is  incorporated  herein  by  reference  to
     Exhibit 10.28 to the Registration Statement. (1)

10.5 First Amendment to Amended and Restated Collateral
     Trust  Agreement  constituting  Exhibit  10.31  to
     PanAmSat's  Quarterly  Report on Form 10-Q for the
     period ended June 30,  1997,  dated April 30, 1998
     by  and  among  PanAmSat,  Hughes  Communications,
     Inc., Satellite Company, LLC, Grupo Televisa, S.A.
     and  IBJ   Schroder   Bank  &  Trust   Company  is
     incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by
     Hughes Communications, Inc. on May 1, 1998.

10.6 Agreement,  dated  as of July  10,  1998,  between
     PanAmSat and Robert A. Bednarek is incorporated herein by reference to Exhibit 10.46 to the Registration Statement.

10.7 Agreement,  dated  as of July  10,  1998,  between
     PanAmSat and James W. Cuminale is incorporated herein by reference to Exhibit 10.47 to the Registration Statement.

10.8 Transponder  Service Agreement,  dated as of March
     5, 1998,  between  PanAmSat and Sky  Multi-Country
     Partners,  is incorporated  herein by reference to
     Exhibit 10.51 to the Registration Statement. (1)

10.9 Transponder  Service Agreement,  dated as of April
     30,  1998,  between  PanAmSat   International  and
     Corporacion  de Radio y  Television  del  Norte de
     Mexico, S.A. de C.V., is incorporated herein by reference to Exhibit 10.52 to the Registration
     Statement. (1)

27   Financial Data Schedule.

(1)  Portions  of  this   Exhibit   have  been  omitted
     pursuant  to  an  order  of  the   Securities  and
     Exchange    Commission    granting    confidential
     treatment with respect thereto.