Form 10-Q
period 1998-09-30
PANAMSAT CORP /NEW/
filed 1998-11-16
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

                                    YES X    NO

As of September 30, 1998, an aggregate of 149,223,572 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks associated with technology,
(ii) regulatory risks, (iii) risks associated with the Year 2000 issue and (iv) litigation. Such factors are more fully described under the caption "Risk Factors" in the Company's Registration Statement on Form S-4, as amended (Registration No. 333-56227). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PanAmSat Corporation
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     September 30,      December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                           $   146,624         $    91,739
 Accounts receivable-net                                                  83,197              41,030
 Net investment in sales-type leases                                      21,927              27,757
 Prepaid expenses and other                                               49,400              77,891
 Deferred income taxes                                                    42,761              46,940
 Insurance claim receivable                                              210,445                   -
                                                                     -----------        ------------
Total current assets                                                     554,354             285,357

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                         2,614,142           2,506,082

NET INVESTMENT IN SALES-TYPE LEASES                                      181,864             324,689

GOODWILL-Net of amortization                                           2,449,778           2,498,498

DEFERRED CHARGES AND OTHER ASSETS                                         51,898              67,808
                                                                     -----------        ------------

TOTAL ASSETS                                                         $ 5,852,036         $ 5,682,434
                                                                     -----------        ------------



                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                   CONSOLIDATED BALANCE SHEETS - (continued)
                       (in thousands, except share data)


                                                                     September 30,      December 31,
                                                                         1998               1997
                                                                     -----------        ------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                   $     3,949         $    16,398
 Accounts payable and accrued liabilities                                 70,691              26,828
 Deferred gains on sale-leasebacks                                        34,303              42,870
 Deferred revenues                                                        17,105              18,822
                                                                     -----------        ------------
TOTAL CURRENT LIABILITIES                                                126,048             104,918

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED
  INDEBTEDNESS)                                                        1,779,222           1,802,195

LONG-TERM DEBT                                                           810,056             640,123

DEFERRED GAINS ON SALE-LEASEBACKS                                        130,053             191,882

DEFERRED INCOME TAXES                                                    215,180             179,267

OTHER LIABILITIES AND DEFERRED CREDITS                                    96,108             103,029

ACCRUED OPERATING LEASEBACK
  EXPENSE                                                                 38,833             100,184

                                                                     -----------        ------------

TOTAL LIABILITIES                                                      3,195,500           3,121,598
                                                                     -----------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value 400,000,000
  shares authorized, 149,223,572  and 149,122,807
  shares issued and outstanding, respectively                              1,492               1,491
 Additional paid-in-capital                                            2,504,013           2,501,344
 Retained earnings                                                       151,031              58,001
                                                                     -----------        ------------
Total Stockholders' Equity                                             2,656,536           2,560,836
                                                                     -----------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,852,036         $ 5,682,434
                                                                     -----------        ------------


                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997
                        (in thousands, except share data)

                                                                    September 30,       September 30,
                                                                         1998               1997
                                                                     -----------        ------------
REVENUES:
  Operating leases, satellite services and other                     $   546,815         $   370,501
  Outright sales and sales-type leases                                    23,830              61,559
                                                                     -----------        ------------
     Total revenues                                                      570,645             432,060
                                                                     -----------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                 -              20,476
  Leaseback expense, net of deferred gain                                 36,404              46,395
  Depreciation and amortization                                          178,199              94,423
  Direct operating costs                                                  70,845              27,263
  Selling, general and administrative expenses                            42,111              43,127
  Provision for loss on Galaxy IV                                          6,314                   -
                                                                     -----------        ------------
     Total operating costs and expenses                                  333,873             231,684
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                   236,772             200,376

INTEREST EXPENSE, NET                                                     70,542              15,599
OTHER INCOME                                                                   -                (385)
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         166,230             185,162

INCOME TAXES                                                              73,200              83,172

MINORITY INTEREST                                                              -              12,819
                                                                     -----------        ------------
NET INCOME                                                           $    93,030         $    89,171
                                                                     -----------        ------------
NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $      0.62         $         -
                                                                     -----------        ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           149,635,423                   -
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Three Months Ended September 30, 1998 and 1997
                        (in thousands, except share data)

                                                                    September 30,       September 30,
                                                                         1998               1997
                                                                     -----------        ------------
REVENUES:
  Operating leases, satellite services and other                     $   179,750        $    160,940
  Outright sales and sales-type leases                                     6,790               9,375
                                                                     -----------        ------------
     Total revenues                                                      186,540             170,315
                                                                     -----------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                 -                   -
  Leaseback expense, net of deferred gain                                 10,820              15,512
  Depreciation and amortization                                           59,282              48,850
  Direct operating costs                                                  24,298              10,916
  Selling, general and administrative expenses                            13,813              24,271
                                                                     -----------        ------------
     Total operating costs and expenses                                  108,213              99,549
                                                                     -----------        ------------

INCOME FROM OPERATIONS                                                    78,327              70,766

INTEREST (INCOME) EXPENSE, NET                                            23,902              (1,088)
                                                                     -----------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                          54,425              71,854

INCOME TAXES                                                              24,500              35,435

MINORITY INTEREST                                                              -               9,003
                                                                     -----------        ------------
NET INCOME                                                           $    29,925         $    27,416
                                                                     -----------        ------------
NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $      0.20         $      0.18
                                                                     -----------        ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           149,548,470         149,145,213
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997
                                 (in thousands)

                                                                    September 30,       September 30,
                                                                         1998               1997
                                                                     -----------        ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                            $   93,030         $    89,171
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Gross profit on sales-type leases                                             -             (33,572)
 Depreciation and amortization                                           178,199              94,423
 Deferred income taxes                                                    40,092             (21,855)
 Amortization of gains on sale-leasebacks                                (27,564)            (32,152)
 Provision for uncollectible receivables                                       -              (4,534)
 Accretion of interest on senior subordinated discount notes                   -              16,997
 Amortization of step-up in fair value of debt                                 -             (11,364)
 Interest expense capitalized                                            (45,956)            (57,070)
 Minority interest                                                             -              12,819
 Provision for loss on Galaxy IV                                           6,314                   -
 Changes in assets and liabilities, net of acquired
  assets and liabilities:
  Collections on investments in sales-type leases                         35,323              21,659
  Operating leases and other receivables                                 (44,916)            (21,410)
  Prepaid expenses and other current assets                                6,858              25,174
  Accounts payable and accrued liabilities                                (5,288)             43,330
  Accrued operating leaseback expense                                    (34,228)            (29,149)
  Deferred gains and revenues                                            (12,113)             (3,097)
                                                                     -----------        ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            189,751              89,370
                                                                     -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PanAmSat International, net of cash acquired                   -          (1,486,266)
 Capital expenditures                                                   (397,862)           (423,393)
 Proceeds from sale of marketable securities                                   -              50,628
 (Increase) decrease in other assets                                      15,659              (9,921)
 Early buyout of sale-leaseback                                         (155,530)                  -
 Proceeds from insurance claims                                          231,186                   -
                                                                     -----------        ------------
    NET CASH USED IN INVESTING ACTIVITIES                               (306,547)         (1,868,952)
                                                                     -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                        1,165,000           1,725,000
 Repayments of long-term debt                                           (995,989)             (3,973)
 Parent company contributions prior to the Merger                              -             370,424
 Stock issuance                                                            2,670                   -
                                                                     -----------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              171,681           2,091,451
                                                                     -----------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 54,885             311,869
CASH AND EQUIVALENTS, beginning of period                                 91,739                  29
                                                                     -----------        ------------
CASH AND EQUIVALENTS, end of period                                  $   146,624         $   311,898
                                                                     -----------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                          $     9,923         $    10,455
                                                                     -----------        ------------
 Cash paid for interest                                              $   112,976         $    61,451
                                                                     -----------        ------------
 Cash paid for taxes                                                 $     7,844         $   103,918
                                                                     -----------        ------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (1) General.

              These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 1998 and 1997 have been made. Operating results for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       (2) Business Combination.

              PanAmSat Corporation ("PanAmSat" or the "Company") commenced operations on May 16, 1997 upon the merger of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) ("PanAmSat International") and the Galaxy Satellite Services division of Hughes Communications, Inc. (the "Galaxy Business") (the "Combination"). Pursuant to the Combination, the aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock having an estimated value of $1.3 billion. Concurrent with the Combination and as an integral part thereof, the Company sold its direct-to-home television rights in certain foreign markets to an entity which was then an affiliate of the Company for $225 million (the "DTH Options").

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

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              The Company's consolidated results of operations incorporate PanAmSat International's activity commencing upon the effective date of the Combination. The unaudited pro forma information shown below for the three and nine month periods ended September 30, 1997, presents combined results of operations as if the Combination had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million ($1.8 million of which was incurred during the third quarter), both of which are non-recurring items that are not indicative of the Company's ordinary course of business). The unaudited pro forma information shown below for the three and nine month periods ended September 30, 1997 is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of 1997, nor is the information shown below necessarily indicative of future results.


                      (unaudited; in thousands, except per share data)

                                      Three Months Ended                 Nine Months Ended
                                         September 30,                      September 30,
                                      ------------------                  ----------------
                                      1998          1997                 1998        1997

                                                (Pro forma)                      (Pro forma)
                                      ----          ----                 ----        ----
              Revenues            $  186,540    $  170,315           $  570,645  $  558,101
              Net income              29,925        28,754               93,030      75,461
              Net income per share
                -basic and diluted      0.20          0.19                 0.62        0.51


       (3) New Accounting Pronouncements.

              In March of 1998, the American Institute of Certified Public Accountant's (AICPA) Accounting Standards Executive Committee
              (ASEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software developed and/or purchased for internal use. PanAmSat will adopt SOP 98-1 by January 1, 1999, as required. Management is currently assessing the impact of this SOP to PanAmSat's consolidated financial statements.

                              PanAmSat Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

              In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be recognized immediately or deferred depending on the use of the derivative and if the derivative is a qualifying hedge. PanAmSat plans to adopt SFAS No. 133 by January 1, 2000, as required. PanAmSat is currently assessing the impact of this statement on PanAmSat's consolidated financial statements.


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

              Also in connection with the Offering, the Company entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments during the first quarter of 1998 was approximately $9 million and will be amortized to expense over the term of the debt securities to which such hedges were applied.

              On July 27, 1998, the Company initiated a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Credit Agreement and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's comprehensive satellite expansion and back-up plan. The Company has established the necessary credit facilities, through the Credit Agreement, to refinance future commercial paper borrowings on a long-term basis and, accordingly, classifies such borrowings as long-term liabilities. As of November 10, 1998, the Company had approximately $5 million of notes outstanding under the Commercial Paper Program.

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

        (5) Hughes Electronics Purchase of PanAmSat Common Stock.

              On May 1, 1998, Hughes Electronics increased its beneficial ownership of the Company from approximately 71.5% to approximately 81% through the purchase for $60 per share in cash of approximately 11.2 million shares (or 7.5% of the then outstanding shares of PanAmSat Common Stock) from Grupo Televisa, S.A. and 2.9 million shares (or 2% of the then outstanding shares of PanAmSat Common Stock) from a group of founding stockholders of PanAmSat, which includes several members of the family of PanAmSat's late founder Rene Anselmo and related trusts as well as Frederick A. Landman, PanAmSat's President and Chief Executive Officer, and Lourdes Saralegui, an Executive Vice President of PanAmSat.

        (6) Satellite Developments.

              On August 11, 1998 the Company announced the conclusion of an investigation by Hughes Space and Communications Co. ("HSC") into spacecraft control processor (SCP) anomalies that had occurred on certain of the Company's satellites and other satellites manufactured by HSC.

              The investigation identified electrical shorts involving tin-plated relay switches as the most probable cause of the SCP anomalies. The shorts can occur only when several factors are concurrently present. PanAmSat currently operates an 18-satellite global communications network. Of these 18 satellites, 14 were constructed by HSC and five are HS 601 spacecraft with tin-plated relay switches that were built in the early 1990s. Based on the investigation's findings, PanAmSat stated that it believed the probability of future SCP anomalies of this type resulting in the total failure of any of these five HS 601 satellites is very low.

              Electrical shorts are believed to be the cause of the backup SCP anomaly on the Galaxy IV satellite in June 1997 and the primary SCP anomaly on Galaxy VII in June 1998. The primary SCP anomaly on Galaxy IV in May 1998, which resulted in the failure of the satellite, was also investigated by HSC and was determined to have been caused by a different, isolated incident. Galaxy VII is operating normally. Since the Company's announcement of the investigation of the SCP anomalies, an additional SCP failure has occurred on one of its satellites. The satellite is operating normally. The Company continues to believe that the probability of future SCP anomalies of this type resulting in the total failure of any of the five identified HS 601 satellites is very low, however there can be no assurance that there will not be future failures of individual SCPs.

                              PanAmSat Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


              On August 26, 1998, the Company's Galaxy X satellite was destroyed during the inaugural launch of the Boeing Delta III rocket which exploded shortly after liftoff. PanAmSat filed a $250 million insurance claim which fully covered all of the net asset value associated with the Galaxy X satellite. All of these insurance proceeds have been collected. The Company plans to build and launch a replacement satellite for Galaxy X by the fourth quarter of 1999.

              In March 1998, two cells failed in the battery system of the Company's PAS-5 satellite. The batteries' sole purpose is to power the payload and spacecraft operations during daily eclipse periods (having a duration of one minute to a maximum of 75 minutes per day) which occur during two 40-day periods around each of March 21 and September 21, which are the dates of the peak daily eclipses. During the autumn eclipse season in 1998, additional full and partial cell failures occurred on the satellite. In future eclipse seasons, service to one or more existing full-time customers may be interrupted for brief periods which, depending on their extent, could result in a claim by affected customers for termination of their transponder agreements. There can be no assurance that additional battery cell failures will not occur in the future. The Company is developing solutions for its customers to avoid disruption of service during future eclipse seasons that may include the transition of certain customers to other of the Company's existing satellites or satellites under construction.

              Also in the autumn eclipse season of 1998, a battery problem similar to the PAS-5 anomaly was detected on another of the Company's satellites, which is the same model satellite as PAS-5. The anomaly resulted in the shut off of a substantial number of transponders for brief periods during the eclipses. The Company is working to provide replacement capacity for the affected number of transponders on another of the Company's satellites to be launched in the fourth quarter of 1999. There can be no assurance that additional battery cell failures will not occur in future eclipse seasons. The customer on the satellite has priority backup arrangements on another of the Company's satellites.

                              PanAmSat Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


              The Company is continuing to investigate the battery anomaly on these two satellites with the satellite manufacturer. The Company and the manufacturer are satisfied that the anomaly is limited to these two satellites in the Company's fleet and will not recur in future satellites of the same model. Both satellites continue to operate normally outside of eclipse seasons.

              On September 16, 1998, the Company successfully launched its PAS-7 Indian Ocean Region Satellite on an Arianespace launch vehicle. In-orbit testing has been completed and the Company expects PAS-7 to be available for service before the end of November 1998, subject to resolution of certain C-band frequency coordination issues with the Russian Federation.

              On November 4, 1998, the Company successfully launched PAS-8, its second Pacific Ocean Region satellite and its fourth serving Asia, on a Proton launch vehicle. The Company expects PAS-8 to be available for service before the end of 1998.

                              PanAmSat Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Results of Operations. The Company's results of operations incorporate PanAmSat International's activity commencing on May 16, 1997, the effective date of the Combination. Since the results of operations for the nine month period ended September 30, 1997 include only four and a half months of activity for PanAmSat International, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Combination as though it had occurred at the beginning of 1997 (excluding the impact of the $225 million gain on the sale of the DTH Options as well as certain professional and advisory fees incurred in connection with the Combination totaling $31.6 million ($1.8 million of which was incurred during the third quarter), both of which are non-recurring items that are not indicative of the Company's ordinary course of business.) The unaudited pro forma information shown below for the three and nine month periods ended September 30, 1997 is not necessarily indicative of the results of operations of the combined company had the Combination occurred at the beginning of fiscal 1997, nor is the information shown below necessarily indicative of future results.

                                                                        (unaudited; in thousands,
                                                                          except per share data)

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                          -------------------                 ------------------

                                                          1998            1997               1998            1997
                                                                      (Pro forma)                        (Pro forma)
                                                          ----            ----               ----            ----

Revenues
  Operating leases, satellite services and other      $  179,750      $  160,940         $  546,815     $  496,542
  Outright sales and sale-type leases                      6,790           9,375             23,830         61,559
                                                      ----------      ----------         ----------     ----------
Total revenues                                           186,540         170,315            570,645        558,101
                                                      ----------      ----------         ----------     ----------
Costs and expenses
  Cost of outright sales and sales-
   type leases                                                -                -                  -         20,476
  Leaseback expense, net of deferred
   gain                                                  10,820           15,512             36,404         46,395
  Direct operating and SG&A costs                        38,111           33,387            112,956         95,277
  Depreciation and amortization                          59,282           48,850            178,199        141,947
  Provision for loss on Galaxy IV                             -                -              6,314              -
                                                     ----------       ----------         ----------     ----------
Total                                                   108,213           97,749            333,873        304,095
                                                     ----------       ----------         ----------     ----------

Income from operations                                   78,327           72,566            236,772        254,006

Interest (income) expense, net                           23,902           (1,088)            70,542         58,807
Other income                                                  -                -                  -          (385)
                                                     ----------       ----------         ----------     ----------
Income before income taxes and
  minority interest                                      54,425           73,654            166,230        195,584

Income tax expense                                       24,500           35,897             73,200         95,285
Minority interest                                             -            9,003                  -         24,838
                                                     ----------       ----------         ----------     ----------

Net income                                           $   29,925       $   28,754        $   93,030      $   75,461
                                                     ----------       ----------        ----------      ----------
Net income per share - basic and diluted             $     0.20       $     0.19        $     0.62      $     0.51


                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Revenues. Revenues increased $16.2 million, or 10% to $186.5 million for the three months ended September 30, 1998 from $170.3 million for the same pro forma period in 1997. Revenues for the nine months ended September 30, 1998 were $570.6 million, an increase of $12.5 million or 2% from $558.1 million for the same pro forma period in 1997. Video services revenues were $135.8 million for the three months ended September 30, 1998, an increase of 4% from the same pro forma period in 1997. Video services revenues were $417.7 million for the nine months ended September 30, 1998, a decrease of 6% from the same pro forma period in 1997. The increase in video services revenues for the three months ended September 30, 1998 was due primarily to the commencement of service agreements for full-time video distribution services. The decrease in video services revenues for the nine months ended September 30, 1998 was primarily due to less sales and sales-type lease activity as compared to the same pro forma period in 1997. Telecommunications services revenues were $40.7 million for the three months ended September 30, 1998, an increase of 16% from the same pro forma period in 1997. Telecommunications services revenues were $118.0 million for the nine months ended September 30, 1998, an increase of 17% from the same pro forma period in 1997. The increase in telecommunications services revenues was due primarily to the commencement of several new carrier and Internet-related service agreements during 1998.

          The revenue results can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $6.8 million for the three months ended September 30, 1998 from $9.4 million for the same pro forma period in 1997. Revenues from sales and sales-type leases decreased to $23.8 million for the nine months ended September 30, 1998 from $61.6 million for the same pro forma period in 1997. The decrease is attributable to a lower volume in 1998 relative to 1997 of outright sales and sales-type leases as well as to the loss of the Galaxy IV satellite. Revenues from operating leases of transponders, satellite services and other increased $18.8 million, or 12%, to $179.7 million for the three months ended September 30, 1998 from $160.9 million for the same pro forma period in 1997. Revenues from operating leases of transponders, satellite services and other increased $50.3 million, or 10% to $546.8 million for the nine months ended September 30, 1998 from $496.5 million for the same pro forma period in 1997. The increase in revenues from operating leases of transponders, satellite services and other for the three and nine month periods is due primarily to increased service agreements associated with available transponder capacity and the provision of short-term, special events services.

          Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded no cost of outright sales and sales-type leases of transponders for the three and nine month periods ended September 30, 1998, as compared to $0 and $20.5 million for the three month and nine month pro forma periods in 1997, respectively. The pro forma cost of outright sales and sales-type leases of transponders for the nine month period ended September 30, 1997 is related to several outright sales and sales-type lease transactions entered into during that period.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $4.7 million, or 30%, to $10.8 million for the three months ended September 30, 1998 from $15.5 million for the same pro forma period in 1997. Leaseback expense, net of deferred gain, decreased $10.0 million, or 22%, to $36.4 million for the nine months ended September 30, 1998 from $46.4 million for the same pro forma period in 1997. The decrease for the three and nine month periods is primarily attributable to the exercise by the Company of sale-leaseback early buy-out options during 1998.

          Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $4.7 million, or 14%, to $38.1 million for the three months ended September 30, 1998 from $33.4 million for the same pro forma period in 1997. Direct operating and selling, general and administrative costs increased $17.7 million, or 19%, to $113.0 million for the nine months ended September 30, 1998 from $95.3 million for the same pro forma period in 1997. The increase for the three and nine month periods is due primarily to direct costs associated with additional satellites placed in service and operating costs associated with the normal growth of the Company.

          Depreciation and Amortization. Depreciation and amortization increased $10.4 million, or 21%, to $59.3 million for the three months ended September 30, 1998 from $48.9 million for the same pro forma period in 1997. Depreciation and amortization for the nine months ended September 30, 1998 increased $36.3 million or 26% to $178.2 million from $141.9 million for the same pro forma period in 1997. The increase in depreciation and amortization for the three and nine month periods is due primarily to depreciation expense associated with additional satellites placed in service.

          Provision for Loss on Galaxy IV. As discussed in "Satellite Developments" below, the Company recorded a $6.3 million provision for loss in connection with the loss of Galaxy IV during the nine months ended September 30, 1998.

          Income from Operations. Income from operations increased $5.7 million, or 8%, to $78.3 million for the three months ended September 30, 1998 from $72.6 million for the same pro forma period in 1997. Income from operations decreased $17.2 million or 7% to $236.8 million for the nine months ended September 30, 1998 from $254.0 million for the same pro forma period in 1997. The increase in income from operations for the three months ended September 30, 1998 is due to higher operating lease revenues coupled with lower leaseback expense resulting from the exercises by the Company of sale-leaseback early buy-out options during 1998. The decrease in income from operations for the nine months ended September 30, 1998 is due primarily to increased depreciation and direct operating costs associated with the Company's expanded satellite fleet, as well as the $6.3 million provision for loss on Galaxy IV.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Interest (Income) Expense, Net. Interest (income) expense, net increased $25.0 million to $23.9 million for the three months ended September 30, 1998 from $(1.1) million for the same pro forma period in 1997. Interest (income) expense, net increased $11.7 million to $70.5 million for the nine months ended September 30, 1998 from $58.8 million for the same pro forma period in 1997. The increase was due primarily to higher average borrowing levels during 1998 as well as less interest income earned as a result of the Company's smaller investment portfolio.

          Income Tax Expense. Income tax expense decreased $11.4 million, or 32%, to $24.5 million for the three months ended September 30, 1998 from $35.9 million for the same pro forma period in 1997. Income tax expense decreased $22.1 million, or 23%, to $73.2 million for the nine months ended September 30, 1998 from $95.3 million for the same pro forma period in 1997. The decrease was due to the decrease in income before income taxes as well as to a lower effective tax rate in 1998 principally as a result of utilization of foreign sales corporation tax benefits.

          Minority Interest. Minority interest, representing preferred stock dividends of PanAmSat International, was $0 for the three and nine month periods ended September 30, 1998 as compared to $9.0 million and $24.8 million for the three and nine month pro forma periods in 1997, respectively. The decrease was due to the conversion of PanAmSat International's 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 into 12 3/4% Senior Subordinated Notes due 2005 (the "Exchange Notes") in the third quarter of 1997 and the related termination of dividend payment obligations. Approximately 99% of the Exchange Notes were subsequently retired in connection with the Company's debt refinancing which was completed in January, 1998.

          Satellite Developments. On August 11, 1998 the Company announced the conclusion of an investigation by HSC into spacecraft control processor (SCP) anomalies that had occurred on certain of the Company's satellites and other satellites manufactured by HSC.

          The investigation identified electrical shorts involving tin-plated relay switches as the most probable cause of the SCP anomalies. The shorts can occur only when several factors are concurrently present. PanAmSat currently operates an 18-satellite global communications network. Of these 18 satellites, 14 were constructed by HSC and five are HS 601 spacecraft with tin-plated relay switches that were built in the early 1990s. Based on the investigation's findings, PanAmSat stated that it believed the probability of future SCP anomalies of this type resulting in the total failure of any of these five HS 601 satellites is very low.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Electrical shorts are believed to be the cause of the backup SCP anomaly on the Galaxy IV satellite in June 1997 and the primary SCP anomaly on Galaxy VII in June 1998. The primary SCP anomaly on Galaxy IV in May 1998, which resulted in the failure of the satellite, was also investigated by HSC and was determined to have been caused by a different, isolated incident and investigations have been concluded. Galaxy VII is operating normally. Since the Company's announcement of the investigation of the SCP anomalies, an additional SCP failure has occurred on one of its satellites. The satellite is operating normally. The Company continues to believe that the probability of future SCP anomalies of this type resulting in the total failure of any of the five identified HS 601 satellites is very low, however there can be no assurance that there will not be future failures of individual SCPs.

          On August 26, 1998, the Company's Galaxy X satellite was destroyed during the inaugural launch of the Boeing Delta III rocket which exploded shortly after liftoff. PanAmSat filed a $250 million insurance claim which fully covered all of the net asset value associated with the Galaxy X satellite. All of these insurance proceeds have been collected. The Company plans to build and launch a replacement satellite for Galaxy X by the fourth quarter of 1999.

          In March 1998, two cells failed in the battery system of the Company's PAS-5 satellite. The batteries' sole purpose is to power the payload and spacecraft operations during daily eclipse periods (having a duration of one minute to a maximum of 75 minutes per day) which occur during two 40-day periods around each of March 21 and September 21, which are the dates of the peak daily eclipses. During the autumn eclipse season in 1998, additional full and partial cell failures occurred on the satellite. In future eclipse seasons, service to one or more existing full-time customers may be interrupted for brief periods which, depending on their extent, could result in a claim by affected customers for termination of their transponder agreements. There can be no assurance that additional battery cell failures will not occur in the future. The Company is developing solutions for its customers to avoid disruption of service during future eclipse seasons that may include the transition of certain customers to other of the Company's existing satellites or satellites under construction.

          Also in the autumn eclipse season of 1998, a battery problem similar to the PAS-5 anomaly was detected on another of the Company's satellites, which is the same model satellite as PAS-5. The anomaly resulted in the shut off of a substantial number of transponders for brief periods during the eclipses. The Company is working to provide replacement capacity for the affected number of transponders on another of the Company's satellites to be launched in the fourth quarter of 1999. There can be no assurance that additional battery cell failures will not occur in future eclipse seasons. The customer on the satellite has priority backup arrangements on another of the Company's satellites.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company is continuing to investigate the battery anomaly on these two satellites with the satellite manufacturer. The Company and the manufacturer are satisfied that the anomaly is limited to these two satellites in the Company's fleet and will not recur in future satellites of the same model. Both satellites continue to operate normally outside of eclipse seasons.

          On September 16, 1998, the Company successfully launched its PAS-7 Indian Ocean Region Satellite on an Arianespce launch vehicle. In-orbit testing has been completed and the Company expects PAS-7 to be available for service before the end of November 1998, subject to resolution of certain frequency coordination issues with the Russian Federation.

          On November 4, 1998, the Company successfully launched PAS-8, its second Pacific Ocean Region satellite and its fourth serving Asia, on a Proton launch vehicle. The Company expects PAS-8 to be available for service before the end of 1998.

          Comprehensive Satellite Expansion and Back-up Plan. On July 13, 1998, PanAmSat announced a comprehensive plan to construct up to four additional satellites and to modify the design of two satellites currently under construction (the "Plan"). On October 12, 1998, in connection with the Plan, the Company announced that it had ordered three new satellites from HSC, an affiliate of the Company. Also, the Company has arranged with HSC for up to three ground spare spacecraft that could be completed as replacement or supplemental satellites on an expedited basis. The Plan has been approved by the Company's board of directors, but is still subject to certain regulatory approvals.

          As part of the first phase of the Plan, Galaxy XI will be modified to allow it to operate in several of the Company's orbital slots covering the United States. Upon its revised launch date in April 1999, the modified Galaxy XI will initially be located at 99(degree) W.L., enabling the Company to restore Galaxy VI to its status as an in-orbit spare satellite.

          Also in the first phase, PanAmSat will modify Galaxy 3C (formerly known as PAS-9) to provide coverage of the United States and Latin America. Upon its anticipated launch in early 2000, the modified Galaxy 3C will be located at 95(degree) W.L., enabling the Company to offer its customers expanded service from this location and also to move the Galaxy III-R satellite to another orbital location over the United States. Galaxy 3C originally was one of three new satellites under construction to provide service in Asia. The other two Asia satellites, PAS-7 and PAS-8, were launched on September 16, 1998 and November 4, 1998, respectively.

          As part of the second phase of the Plan, PanAmSat has ordered three HS 601HP satellites from Hughes. The three new satellites will be the Galaxy IV replacement, the Galaxy X replacement and an undesignated international satellite.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Including the three new satellites, the Company expects to launch seven satellites over the next 15 months, including two new satellites for Latin America, four for the United States and one undesignated international satellite. There can be no assurance that the Plan will be successfully implemented.

          Year 2000. Many of the world's computer systems currently use a two-digit format, as opposed to a four digit format, to indicate the year. If not modified, these computer systems will be unable to properly recognize dates beyond the year 1999, which could lead to system failures and business disruption in the U.S. and internationally. PanAmSat commenced its Year 2000 planning (the "Y2K Plan") in 1997 and anticipates that it will complete its evaluation, correction and testing of all company information technology ("IT") and non-IT systems by mid-1999. The Company's Y2K Plan addresses Year 2000 issues in the following phases:

          (i) identification of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 issues;

          (ii) assessment of the areas identified to determine risks associated with their failure to be Year 2000 compliant and corrective actions that would be necessary to prevent such failure;

          (iii) correction of affected systems and equipment;

          (iv) testing of systems and equipment to determine if Year 2000 compliant; and

          (v)  contingency planning for reasonably likely worst-case scenarios.

A project team, consisting of members of the operations and software development groups, meets regularly and is in charge of plan scheduling and implementation.

          Except as discussed below, the Y2K Plan is on schedule. Identification of susceptible Company systems, assessment of Year 2000 risks and the determination of corrective actions has been completed for all functional areas within the Company. Test plans are currently being developed with most testing scheduled for late 1998 and early 1999. Verification requests have been sent to all identified third-party equipment and system suppliers. Over 80% of such suppliers have responded to the Company's verification requests with approximately 75% of them indicating that the systems they provided are Year 2000 compliant. PanAmSat's Y2K Plan team is working with such suppliers to correct all non-compliant systems. It is expected that all critical systems will be Year 2000 compliant by mid-1999.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company's primary assets, in-orbit satellites, do not utilize date-dependent processing and the Company believes that the satellites do not present substantial Year 2000 risks. Modifications are necessary, however, on Company satellite control and communications software. Updating the control software represents the largest element of the Y2K Plan (approximately 80% in terms of both cost and time), and of this portion approximately 60% of the update effort was assigned to a single third-party software vendor and Y2K solutions provider. At the present time, the corrective effort on the control software is approximately six months behind schedule. As a result, the Company has recently hired an additional Y2K solutions provider to expedite the modification of the control software. The Company has also dedicated in-house software staff to begin making certain necessary upgrades and modifications. Modification of software used to provide communications services to customers (other than satellite control software) is on schedule. Except with respect to the third-party activities relating to satellite control software, all project coordination and systems modifications are being performed by internal personnel.

          The Company has also completed an evaluation of the various management information systems used by the Company for financial and administrative functions and has determined that such systems are largely Y2K compliant. Upgrades are planned for all non-compliant elements, and existing back-up procedures can be used to perform normal Company financial and administrative functions in the event of potentially uncorrected problems.

          Internal efforts on Y2K projects have had a minimal impact on other non-Y2K IT and non-IT projects. Any transition of activities currently being performed by third-party Y2K solutions providers to internal resources could delay some internal software projects.

          The Y2K Plan is funded from cash flows from the Company's operations and is currently in line with budgeted amounts. Approximately $400,000 has been incurred to date in connection with the Y2K Plan. Of this amount, approximately $200,000 was incurred in 1998 and $200,000 during 1997. The total remaining cost through completion of the Y2K Plan is expected to be approximately $3 million, including anticipated third-party costs and the addition of two full-time staff members by the end of 1998 to assist with the effort. If additional Y2K solutions providers become necessary for remediation of satellite control software, the cost of the Y2K Plan will increase.

          The Company has identified the potential loss of real-time satellite control software functionality as a reasonably likely worst case scenario. Preliminary contingency plans are being developed involving the use of back-dated processors to operate the satellite control systems, which would result in slightly higher operation costs until any remaining Year 2000 problems are corrected. The Company expects to complete the preparation of formal contingency plans by the end of the first quarter of 1999.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on the financial condition or results of operations of the Company. The Company's Year 2000 issues, however, and any potential business interruption, costs, damages, or losses related thereto, are also dependent upon the Year 2000 compliance of third parties, both domestic and international, such as governmental agencies, vendors and suppliers. As a result, the Company is unable to determine at this time whether Year 2000 issues for third parties will materially affect the Company.

          Financial Condition.

          Pursuant to the Combination, aggregate consideration paid to PanAmSat International shareholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. In connection with the Combination, the Company obtained a term loan (the "Hughes Term Loan") in the amount of $1.725 billion from Hughes Electronics, an affiliate of the Company. In addition to the Hughes Term Loan, at September 30, 1998 the Company also had long-term indebtedness of $864.3 million (comprised primarily of $750 million of bonds under the Offering (as defined below), $60 million of notes outstanding under the Commercial Paper Program (as defined below) and $54.2 million due to affiliates).

          The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $1.1 billion to complete the construction, insure and launch such satellites. In addition to funding the construction and launch of new satellites, the Company may choose to exercise certain remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. During 1998, the Company funded outlays of $155.5 million in connection with the exercise of early buy-out options relating to transponders on SBS-6. In addition, if the Company were to elect to exercise its remaining early buy-out options under certain sale-leaseback transactions, it would be required to fund outlays of approximately $366 million in 1999.

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

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amends and restates the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans") for five years, and up to $300 million in short-term loans which matured on April 30, 1998 (the "Term Loans"). The Credit Agreement amends the Original Credit Agreement to terminate the Term Loan facility. The Company currently has $500 million of Revolving Credit Loans available to it under the Credit Agreement, less any amounts outstanding under the Commercial Paper Program as described below.

          On July 27, 1998 the Company initiated a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Credit Agreement and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. The Company has established the necessary credit facilities, through the Credit Agreement, to refinance future commercial paper borrowings on a long-term basis and, accordingly, classifies such borrowings as long-term liabilities. As of November 10, 1998, the Company had approximately $5 million of notes outstanding under the Commercial Paper Program.

          The Hughes Term Loan is subordinate to the notes issued in connection with the Offering, the Revolving Credit Loans and the notes issued under the Commercial Paper Program.

          PanAmSat believes that, in addition to the Commercial Paper Program, Credit Agreement, satellite insurance proceeds, vendor financing, future cash flow from operations (assuming satellites in development are successfully launched and commence service on the schedule currently contemplated) and cash on hand, it will need additional financing of up to $200 million to fund its operations, anticipated exercise of certain early buy-out options on certain satellite sale-leaseback transactions and its remaining costs for the construction and launch of satellites currently under development for the next twelve months. The Company intends to obtain such additional financing by increasing its current borrowing facilities or from other financing sources which may become available. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that additional vendor financing, satellite insurance proceeds, PanAmSat's future cash flow from operations and borrowings under the Commercial Paper Program and/or Credit Agreement will be sufficient to cover any shortfall in funding for future launches caused by launch failures, cost overruns, delays or other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

                              PanAmSat Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Net cash provided by operating activities increased to $189.8 million for the nine months ended September 30, 1998 from $89.4 million for the nine months ended September 30, 1997. The increase in 1998 was primarily attributable to larger adjustments related to amounts of depreciation due to the increase in size of the Company's satellite fleet, amortization of intangibles related to the Combination and deferred income taxes.

          Net cash used in investing activities decreased to $306.5 million for the nine months ended September 30, 1998, from $1,869.0 million for the nine months ended September 30, 1997. The decrease in 1998 was primarily attributable to the acquisition of PanAmSat International during the same period in 1997, coupled with proceeds from insurance claims received during 1998.

          Net cash provided by financing activities decreased to $171.7 million for the nine months ended September 30, 1998 from $2,091.5 million for the nine months ended September 30, 1997. The decrease in 1998 was primarily due to obtaining the Hughes Term Loan during the same period in 1997.

                              PanAmSat Corporation


                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


          Reference is made to the disclosure in Part I, Item 3, "Legal Proceedings", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, concerning the action commenced by Comsat Corporation ("Comsat") against the Company, News Corporation ("News") and Televisa in the United States District Court for the Central District of California. All defendants in this action filed summary judgment motions on September 28, 1998, and at that time Comsat filed a summary judgment motion against News. These motions have not yet been decided. On November 2, 1998, the Court vacated the existing trial date for this action, and as yet no new trial date has been set. The Company believes this action is without merit, and is vigorously contesting this matter, although there can be no assurance that PanAmSat will prevail. If PanAmSat were not to prevail, the amounts involved could be material to the Company.

          On May 21, 1998, a class action was commenced by Ullman Electric Company and others similarly situated against Paging Network, Inc., Paging Network of Ohio, Inc. (the "Paging Companies") and the Company in the Court of Common Pleas for Cuyahoga County, Ohio. The complaint alleges breach of contract against the Paging Companies relating to a disruption of paging services provided by the Paging Companies to the plaintiffs. As to the Company, the complaint alleges that PanAmSat was negligent as to the plaintiffs in its operation of the Galaxy IV satellite, which provided satellite capacity to the Paging Companies. The complaint seeks compensatory damages in an amount not to exceed $70,000 per plaintiff. The Company believes that the foregoing action is frivolous and without merit, and PanAmSat intends to vigorously contest the matter although there can be no assurance that PanAmSat will prevail. The claim is fully insured and defense of the action has been assumed by the Company's insurance carrier. Also on May 21, 1998, a class action was commenced by John Withers, Jr. and others similarly situated against PageMart Wireless, Inc. ("PageMart Wireless"), Paging Networks, Inc. ("PageNet") and the Company in the District Court for Dallas County, Texas. The case was dismissed with prejudice on June 18, 1998.

                              PanAmSat Corporation


                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.

4.3.4 Subordination Agreement dated as of January 16, 1998 between Hughes Electronics and PanAmSat Corporation

10.44.3 Amendment, dated as of August 31, 1998, to the Agreement dated as of May 15, 1996 between PanAmSat International and Frederick A. Landman, as amended, constituting Exhibit 10.11.16 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

          Registrant filed a Current Report on Form 8-K, dated July 21, 1998, in respect of the Registration Rights Agreement, dated as of January 16, 1998, among Registrant, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, Citicorp Securities, Inc., BancAmerica Robertson Stephens and J.P. Morgan Securities Inc. relating to certain debt securities of Registrant (Items 5 and 7 (c)).

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PanAmSat Corporation



Date:  November 16, 1998                              /s/ Kenneth N. Heintz
                                                   ----------------------------
                                                   Kenneth N. Heintz
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   and a Duly Authorized
                                                   Officer of the Company