Form 10-K
period 1998-12-31
PANAMSAT CORP /NEW/
filed 1999-03-31
CIK 1037388

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 0-22531

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

                                 Yes X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  As of March 25, 1999, the registrant had outstanding 149,244,362 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $613,190,264.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation ("PanAmSat" or the "Company") scheduled to be held on May 5, 1999 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks associated with technology (including without limitation delayed launches, launch failures and in-orbit failures), (ii) regulatory risks, (iii) risks associated with the year 2000 issue, and (iv) litigation. Such factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." PanAmSat cautions that the foregoing list of important factors is not exclusive. Further, PanAmSat operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

ITEM 1. BUSINESS

                                   OVERVIEW

  PanAmSat is the world's largest commercial provider of global satellite-based communications services. The Company commenced operations on May 16, 1997 upon the Merger (as defined below). Unless the context otherwise requires, the terms "Company" and "PanAmSat" are used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted, including PanAmSat International Systems, Inc., a Delaware corporation ("PanAmSat International").

  The Company is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, South Asia and the Asia-Pacific region. PanAmSat's global network of 19 satellites provides state-of-the-art video distribution and telecommunications services for customers worldwide. Currently, an aggregate of more than 125 million households worldwide are capable of receiving television programming carried by PanAmSat satellites. PanAmSat satellites also serve as the transmission platforms for six planned or operational direct-to-home ("DTH") services worldwide. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage.

  In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers ("ISPs") for the provision of satellite-based communications networks, including private corporate networks employing very small aperture terminals ("VSATs") and international access to the U.S. Internet backbone. Currently, more than 125,000 VSATs worldwide relay communications over PanAmSat satellites, and nearly 50 ISPs in non-U.S. countries access the U.S. Internet backbone via PanAmSat satellites.

  The Company operates its business as a single operating segment and maintains comprehensive and discrete financial information only for this single operating segment. However, the Company does compile summary revenue information by geographical region and for the three communications services areas that it serves, namely: video services, telecommunications services and other services, and has included such information herein for additional analysis. See "--Services" and Note 1 to the Consolidated Financial Statements.

THE MERGER

  On May 16, 1997 PAS Merger Corp., a Delaware corporation, merged with and into PanAmSat International (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division ("Galaxy") of Hughes Communications, Inc. ("HCI") was contributed to PanAmSat, with the result that PanAmSat International became a wholly-owned subsidiary of PanAmSat (the "Merger"). The aggregate consideration paid to PanAmSat International stockholders consisted of approximately $1.5 billion in cash and approximately
42.5 million shares of PanAmSat Common Stock having an approximate value of $1.3 billion based upon a per share price of $30. Following the Merger, the shares of PanAmSat Common Stock owned by HCI constituted approximately 71.5% of the outstanding shares of PanAmSat Common Stock. On May 1, 1998, HCI increased its ownership of PanAmSat Common Stock to approximately 81% of the outstanding shares.

  At the time of the Merger, Galaxy was a leading provider of commercial satellite services in the United States, with a fleet consisting of ten satellites. PanAmSat International operated the world's first privately owned global (excluding domestic U.S.) satellite communications system, consisting of four satellites serving Latin America, the Caribbean, Europe, Asia, the Middle East and Africa.

                                THE SATELLITES

GENERAL

  PanAmSat operates the world's largest commercial network of geostationary earth orbit ("GEO") communications satellites. The Company's fleet currently consists of 19 satellites and is expected to consist of 24 satellites by the end of 2000, with the launch of six additional satellites planned for 1999 and 2000 and the retirement of one existing satellite. PanAmSat's fleet covers more than 98% of the world's population. The

Company's satellite coverage falls into four regional categories--U.S. domestic, Atlantic Ocean Region ("AOR"), Pacific Ocean Region ("POR") and Indian Ocean Region ("IOR")--that comprise its global satellite network. Virtually complete global coverage and a comprehensive offering of end-to-end services including satellite capacity, teleport services and network services enable the Company to offer one-stop shopping for global communications customers.

  GEO satellites are located in orbit approximately 22,300 miles above earth and can blanket large geographic areas with signal coverage. GEO satellites can be accessed through an uplink station virtually anywhere within the satellite's footprint.

  Communications satellites typically are evaluated on (i) their coverage area, (ii) the quality of the signal transmitted to the coverage area and
(iii) the availability of the transponders. Footprint is a measurement of the breadth of a satellite's coverage. A key measurement of signal quality is the intensity of transmission power in the coverage area. Higher power signal enables a customer to use smaller, lower-cost antennas on the ground. Availability is determined by considering a satellite's operational "lifetime" as well as the number of transponders capable of providing service.

  Each of the Company's satellites is custom-designed to provide high transmission power and comprehensive coverage over specific geographic areas. The Company's satellites under development are designed to provide greater power and carry larger payloads, including in most cases the ability to offer "hybrid" services in both the C and Ku-bands. C-band is a range of relatively low frequencies used for commercial satellite services. In the United States, C-band is used primarily for analog cable and broadcast distributions and in other regions of the world also is used for broadband networks and telecommunications. C-band requires the use of relatively large receive antennas on the ground. Ku-band is a range of relatively high frequencies used for commercial satellite communications. Ku-band is widely used for distribution of digital broadcast television and DTH services, as well as business communications, and allows the use of relatively small receive antennas.

  Each of the Company's new satellites has been constructed with a design life ranging from 12-15 years, although there can be no assurance that the contractual design life of any individual satellite will be met. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology." The Company's launch and construction strategy is to replace existing satellites as they approach the end of their useful lives or encounter other reductions to their useful lives with technologically advanced satellites that meet customer needs. In addition, the Company seeks to expand the Company's global coverage, capacity and service offerings by deploying satellites into new orbital locations. In most instances, a "retired" satellite should be capable of continuing to offer services beyond the time that its replacement is deployed. In such case, the Company intends either to co-locate the older satellite with the new satellite or to move the older satellite to an interim location, in each case subject to applicable approvals. The exact location and intended use of each of PanAmSat's satellites is subject to various U.S. and non-U.S. governmental approvals, coordination issues and other regulatory risks. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks."

U.S. FOCUSED FLEET

  PanAmSat is a leading provider of video satellite services in the United States. The Company's U.S. fleet provides cable and television broadcasting, business communications, and DTH capacity, including video and data communications applications. PanAmSat's current U.S. fleet consists of nine satellites. Four satellites, Galaxy I-R, Galaxy V, Galaxy VI and Galaxy IX, provide solely C-band video services and are dedicated to the cable sector, carrying most of the major television networks and full-time cable programming in the United States. SBS-4 has exceeded its design life and continues to provide services from an inclined orbit. SBS-5 provides solely Ku-band data services and is expected to be taken out of service in 1999. Galaxy VII is a "hybrid" satellite capable of providing both video and data services. Galaxy III-R is a hybrid satellite capable of providing video, data and DTH services. Galaxy VI provides C-band video and data services and currently serves as an interim in-orbit back-up satellite for Galaxy IV, which was declared a total loss in May 1998. See

"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments." With global coverage, PanAmSat can offer its large U.S. customers the ability to meet their geographically diverse programming needs.

  PanAmSat's first satellite, Galaxy I, was launched in 1983, becoming the first satellite to be dedicated solely to cable television programming distribution. The Company pioneered the "cable neighborhood" concept in the satellite services industry. The Company secured key cable programming for Galaxy I, which prompted cable operators to invest in ground equipment focused on Galaxy I's orbital position. Once a core group of cable operators had aligned their dishes with the satellite, Galaxy's incremental capacity could be sold at higher rates to new programmers that wanted to enter the market. This "cable neighborhood" concept continues to be a major business strategy for the Company, and PanAmSat has created cable neighborhoods on its other U.S. satellites, Galaxy I-R, Galaxy V, Galaxy VII and Galaxy IX. When deployed, the Company anticipates that a cable neighborhood will be created on Galaxy X-R. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Risks Associated with Technology."

  PanAmSat's U.S. fleet also delivers telecommunications services for private business networks (VSATs) and Internet applications (ISPs). Carriers and network operators use PanAmSat's U.S. satellites as transmission pipelines for their customers' communications networks.

INTERNATIONAL FLEET

  Outside of the United States, PanAmSat primarily provides satellite services in the video and telecommunications markets and, to a lesser extent, the long-distance telephony market. PanAmSat's current international fleet consists of PAS-1, PAS-3, PAS-5, PAS-6, PAS-6B and Galaxy VIII-i, providing coverage of the AOR, PAS-2 and PAS-8, providing coverage of the POR and PAS-4 and PAS-7, providing coverage of the IOR. PanAmSat has Ku-band DTH capacity on most of its non-U.S. satellites.

  The Company's international satellites contain C-band and Ku-band transponders, with the exception of PAS-6, PAS-6B and Galaxy VIII-i, which are Ku-band satellites dedicated to DTH services in Latin America. The Company has created cable neighborhoods on PAS-1, PAS-3 and PAS-5 for Latin America, PAS-2 for the Asia-Pacific region and PAS-4 for South Asia. The Company's international satellites also serve as platforms for current or planned DTH services in Latin America, South Africa and India. In addition, the Company's international satellites are used to provide carrier services to more than 35 countries and international Internet access to nearly 50 ISPs in non-U.S. countries. The coverage areas of the non-U.S. satellites are determined by the shape of the satellite beams, and with minor exception are not alterable after launch. PAS-5 has a movable beam that can be focused over different regions, and certain of its transponders may be transferred from one beam to another if market conditions warrant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

PLANNED SATELLITES/SATELLITE DEPLOYMENT PLAN

  Over the past eighteen months, various technical issues have affected certain satellites (PAS-6, Galaxy VII, PAS-4, PAS-5 and Galaxy VIII-i) and resulted in the complete loss of one satellite in orbit (Galaxy IV) and one during launch (Galaxy X). For further information on these technical issues, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments." In response to these developments, the Company has modified its previously announced expansion and restoration strategy to provide additional support for its existing fleet and customers while also providing additional capacity (the "Satellite Deployment Plan"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan."

  Pursuant to the Satellite Deployment Plan, PanAmSat expects to launch six additional satellites by late 2000, consisting of three new satellites for Latin America (PAS-1R, PAS-9 and Galaxy III-C) and three new satellites for the United States (Galaxy XI, Galaxy IV-R and Galaxy X-R) by the end of 2000. Each of these satellites, described further below, is expected to be a "hybrid" satellite capable of offering C-band and Ku-band services. In addition, certain of the Company's existing satellites will be relocated upon the commencement of service of certain of these new satellites.

  Galaxy XI. Galaxy XI will be an HS-702 model spacecraft, designed to serve both the U.S. market and Latin America. It is scheduled to be launched in the third quarter of 1999 from an Ariane 4 launch vehicle and is scheduled to be the first HS-702 placed into operation by any commercial satellite operator. As part of the Satellite Deployment Plan, the Company has modified the configuration of Galaxy XI to operate in several of PanAmSat's orbital slots covering the United States. Galaxy XI will ultimately be located at 91(degrees) W.L., replacing Galaxy VII, which will be moved to a location to be determined.

  PAS-1R. PAS-1R will be an HS-702 spacecraft. PAS-1R will be launched at the Company's option on either an Ariane 4 or Ariane 5 launcher. The Ariane 5 has not yet been used by any commercial satellite operator. The Company plans to use PAS-1R in the Americas, Europe and Africa. It is scheduled for launch in the third or fourth quarter of 1999. PAS-1R is intended to replace and significantly expand upon the capacity offered by PAS-1, which has reached the end of its design life but may be used to back up PAS-1R or moved to another orbital location to be determined.

  Galaxy X-R. Galaxy X-R, a replacement for Galaxy X, will be an HS-601 HP model spacecraft, designed to cover the United States. It is scheduled to be launched during the fourth quarter of 1999 aboard an Ariane 4 or Ariane 5 launch vehicle and to occupy an orbital position located at 123(degrees) W.L. Upon the commencement of Galaxy X-R operation, Galaxy IX, a C-band satellite temporarily operating at 123(degrees) W.L., will be relocated to 127(degrees) W.L. SBS-5 will then be taken out of service.

  Galaxy IV-R. Galaxy IV-R will be an HS-601 HP model spacecraft. It is scheduled for launch during the fourth quarter of 1999 on a Proton launch vehicle. Galaxy IV-R will serve at 99(degrees) W.L. as the replacement for Galaxy IV. 99(degrees) W.L. is the current location of Galaxy VI, which will then be moved to 74(degrees) W.L., where it will continue to provide back-up services.

  PAS-9 (formerly announced as an undesignated international satellite). This satellite will be an HS-601 HP, and will be located in the AOR. The Company anticipates that it will be launched aboard the Sea Launch launch vehicle in the first quarter of 2000, subject to certain conditions. The Sea Launch successfully completed a demonstration launch but has not been used by any governmental or commercial satellite operator. The orbital location of PAS-9 has not yet been determined. The Company's Mexico DTH customer which had contracted for service on PAS-5 instead has contracted to take service on PAS-
9. The Ku-band transponders on PAS-5 will not be resold on a full-time basis, and the Company anticipates that this will minimize potential disruptions to PAS 5's C-band customers related to the battery cell anomalies affecting PAS-5.

  Galaxy III-C (formerly known as PAS-9). This satellite will be an HS-702 spacecraft, designed to cover the United States and Latin America. It is scheduled to be launched in the third quarter of 2000 and to occupy an orbital position located at 95(degrees) W.L. Upon the commencement of operation of Galaxy III-C, the Company currently intends to move Galaxy III-R to another orbital location over the United States.

  One of the Company's existing satellites, SBS-5, has reached the end of its expected life, and is expected to be removed from service by mid-2000, resulting in a planned total fleet of 24 satellites, including multiple satellites in each ocean region worldwide and one in-orbit spare satellite (Galaxy VI) for the United States. Upon the successful transition of services from PAS-6 to PAS-6B, it is anticipated that the PAS-6 satellite will be used for backup or other services from a location to be determined.

  The implementation of the plan is subject to regulatory approval by the Federal Communications Commission (the "FCC"). The Company expects that after the successful launch of the previously described satellites, the revenues attributable to the Galaxy VI, Galaxy VII, PAS-5 and PAS-6 satellites will be at reduced levels compared to the Company's other satellites. The Company has not yet determined whether revenue will be adversely impacted on Galaxy III-R after completion of the Satellite Deployment Plan. No assurance can be given that commercially suitable orbital locations will be obtained for all of these satellites. Successful implementation of the Satellite Deployment Plan is subject to risks attendant to the Company's business and the requirement of additional capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

  For a discussion of the technological and regulatory risks associated with the Company's planned satellites, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." There can be no assurance that the Company will successfully implement the Satellite Deployment Plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SATELLITE PROCUREMENT AND LAUNCH ARRANGEMENTS

  Satellite Procurement. The Company currently has six satellites under construction and development. The Company has agreements with Hughes Space and Communications Company ("HSC"), an affiliate of the Company, for construction of Galaxy XI, Galaxy IV-R, Galaxy X-R, PAS-1R, Galaxy III-C and PAS-9. In addition, the Company has an option to order up to three additional satellites from HSC on an expedited delivery schedule, anticipated to be seven months from exercise of the option (subject to certain conditions). The normal delivery time for a satellite is approximately 12 to 24 months. These agreements generally require the Company to pay the majority of the total contract price for each satellite during the period of the satellite's construction, with the remainder of such contract price to be paid in the form of incentive payments based on orbital performance over the design life of the satellite following launch. The contracts also provide for price reductions or payments in the event of late delivery due to the fault of the manufacturer. Each contract provides for a limited warranty. The satellite construction contracts contain provisions that would enable the Company to terminate such contracts both with and without cause. If terminated without cause, the Company would be subject to substantial termination liabilities that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain additional damages as specified in such contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" generally and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology." For a discussion of the Company's Satellite Deployment Plan, see "--The Satellites," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Launch Arrangements. The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provides that the Company may terminate such contract at its option, subject to payment by the Company of a specified termination liability that increases in magnitude as the applicable launch date approaches. In addition, in the event of the failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for relaunch. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

CONTROL OF SATELLITES AFTER LAUNCH

  Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PanAmSat generally provides TT&C services for its own satellites, as well as for certain satellites owned or operated by other entities.

INSURANCE

  Launch Insurance. PanAmSat generally maintains launch insurance with respect to its satellites in an amount approximately equal to the unamortized construction, launch and launch insurance costs for each of such satellites at the initial date of coverage.

  Coverage under PanAmSat's launch insurance includes claims arising from occurrences up to three years after launch, except for PAS-6 and Galaxy VIII-
i. Such coverage includes not only catastrophic loss of a satellite during launch, but also the failure of a satellite to obtain proper orbit, or to perform in accordance with design specifications once in orbit. The terms of the policies generally provide for payment of the full insured amount if 50% or more of a satellite's communications capacity is lost within such three-year period, and, subject to certain deductibles, partial payment for losses of less than 50% of the satellite's communications capacity within such period. Such insurance policies include standard commercial launch insurance provisions and customary exclusions including (i) military or similar actions,
(ii) laser, directed-energy or nuclear anti-satellite devices, (iii) insurrection and similar acts or governmental action to prevent such acts,
(iv) governmental confiscation, (v) nuclear reaction or radiation contamination, (vi) willful or intentional acts of PanAmSat or its contractors, (vii) loss of market, loss of revenue, extra expenses, incidental and consequential damages, and (viii) third-party claims against PanAmSat. In November 1997, the Company negotiated an extension of the launch insurance policy for PAS-6 to extend the period of coverage from 181 days from the launch date to one year plus 181 days from the launch date. In February 1998, the Company filed a proof of loss totaling approximately $29 million with its launch insurance underwriters based on certain anomalies discovered in the solar panels on PAS-6 prior to February 5, 1998. The Company received payment from the insurers pursuant to the proof of loss in the second quarter of 1998. In connection with the extension of the launch insurance policy for PAS-6, the Company has agreed to forego any further claims for partial loss due to subsequent anomalies involving the spacecraft's solar panels but the endorsement to PAS-6's launch insurance policy does not otherwise affect the Company's ability to claim a total constructive launch failure to the spacecraft for any reason (other than normal policy exclusions). The launch insurance policy for Galaxy VIII-i includes claims arising from occurrences up to two years after launch. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

  The Company has not yet obtained launch insurance for any of its planned launches. There can be no assurance that the Company will be able to obtain insurance for its future satellites on terms comparable to its existing satellites. Insurance may not be available for conditions detected in a policy period that do not result in losses during the policy period.

  In-orbit Insurance. PanAmSat typically obtains in-orbit insurance in advance of the expiration of the relevant launch insurance policy, and coverage thereunder commences upon expiration of such launch insurance policy. Under the 1997 program, typical in-orbit insurance periods run for three years. PanAmSat generally obtains in-orbit insurance with respect to its satellites in an initial amount approximately equal to the unamortized construction, launch and insurance costs for each of such satellites. The amount of in-orbit insurance in force with respect to each of PanAmSat's satellites generally decreases over time, typically based on a declining book value for such satellite.

  PanAmSat generally does not insure against lost revenues in the event of a total or partial loss of the communications capacity of a satellite. The Company does, however, purchase insurance to cover revenues from a satellite when revenues have been recognized in connection with an outright sale, sales-type lease or other arrangement with performance warranty provisions.

  Coverage under PanAmSat's in-orbit insurance policies includes claims arising from occurrences after the expiration of the relevant launch insurance policy. The insurance coverage includes the failure of a satellite to continue to perform in accordance with design specifications. Payments in respect of losses of communications capacity are calculated in the same manner as under the launch insurance policies. Partial failures or anomalies which occur during a policy period that do not give rise to a claim may be excluded in renewal policies.

  PanAmSat's in-orbit policies typically include similar customary commercial satellite insurance exclusions as those contained in its launch policies.

SALE-LEASEBACK ARRANGEMENTS

  The Company entered into sale-leaseback arrangements with respect to certain transponders on Galaxy VII and Galaxy III-R in September 1993 and February 1996, respectively. Pursuant to such arrangements, Galaxy sold 16 Ku-band and 14 C-band transponders on Galaxy VII and 24 Ku-band transponders on Galaxy III-R. Concurrently with such sales, Galaxy agreed to lease back such transponders on terms that required it to make scheduled semiannual lease payments and operate and maintain such transponders and the applicable satellites for terms of 11 years and 6.9 years, respectively. At the end of each lease's initial term, the Company has the option to renew such lease through the end of the applicable satellite's useful life. The Company's obligations under each sale-leaseback arrangement are guaranteed by General Motors Corporation ("GM") (as successor-in-interest to Hughes Electronics Corporation ("Hughes Electronics")). In connection with the Merger, the Company agreed to pay and indemnify GM for performing any of its obligations under such guarantees.

  The Company has options under the sale-leaseback arrangements to repurchase the transponders prior to the end of the respective lease terms. In January 1999, the Company repurchased 12 C-band and 10 Ku-band transponders on the satellite for approximately $141.3 million (including a make-whole premium of $2.7 million) pursuant to such an option. The Company has the right to repurchase the remaining transponders on Galaxy VII and the transponders on Galaxy III-R in July 1999 for approximately $57.3 million and $170.3 million, respectively, plus a make-whole premium (on the Galaxy VII transaction only) in the event notes issued by the owners of the transponders are prepaid by the Company rather than assumed at the time of repurchase. In the event that the notes related to Galaxy VII are assumed, the Company's purchase price for the transponders on Galaxy VII will be paid by (i) cash payment of $32.8 million and (ii) assumption of 6.90% notes with a final maturity of July 2002 in an aggregate principal amount of $24.5 million. In the event that the notes related to Galaxy III-R are assumed, the Company's purchase price for the transponders on Galaxy III-R will be paid by (i) cash payment of $46.2 million and (ii) assumption of floating rate notes with a final maturity of January 2002 in an aggregate principal amount of $124.1 million.

  Each of the sale-leaseback arrangements imposes limits on the Company's ability to move the applicable satellite to a different orbital location other than in certain specified situations and imposes limitations on the Company's ability to consolidate or merge with another entity unless certain circumstances are satisfied. The Company is also required under the terms of each such lease to maintain in-orbit insurance on the applicable satellite. In addition, upon the loss of one or more transponders, the Company is required either to pay a specified loss amount or provide replacement transponder capacity to the relevant lessor.

                                   SERVICES

  The Company operates its business as a single operating segment and maintains comprehensive and discrete financial information only for this single operating segment. However, the Company does compile summary revenue information by geographical region and for the three communications services areas that it serves, namely: video services, telecommunications services and other services, and has included such information herein for additional analysis. In the years ended December 31, 1998 and December 31, 1997, PanAmSat's revenues of $767.3 million and pro forma revenues of $756.0 million, respectively, were derived from such service areas as follows:

                                                           PERCENTAGE PERCENTAGE
                                                            OF 1998    OF 1997
SERVICES                                                    REVENUES   REVENUES
--------                                                   ---------- ----------
Video Services............................................     73%        80%
Telecommunications Services...............................     21%        16%
Other Services............................................      6%         4%
                                                              ---        ---
Total.....................................................    100%       100%

  Revenues derived from Hughes Electronics and its affiliates comprised approximately 16% of PanAmSat's revenues in 1998, making Hughes Electronics and its affiliates the Company's largest customer.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

VIDEO SERVICES

  PanAmSat's Video Services provide long-term, full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. PanAmSat's Video Services are comprised of four categories: (i) video distribution services, (ii) DTH services, (iii) special events services and (iv) contribution services.

  Video Distribution Services. PanAmSat's primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Certain PanAmSat satellites contain broad C-band beams that deliver dozens of television channels to these redistribution systems. PanAmSat generally provides video distribution services under long-term contracts for full or partial transponder usage and digital channels. The Company also offers bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to PanAmSat satellites from the Company's teleport facilities.

  PanAmSat currently operates satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, South Asia and the Asia-Pacific region. The Company creates "video neighborhoods" (an extension of the cable neighborhood concept) on these satellites with dozens of popular television channels. Cable and other redistribution systems then install antennas to access the popular channels for their subscribers. Several of the Company's Galaxy satellites deliver television programming to virtually all of the United States' 11,500 cable systems, consisting of approximately 70 million cable television households, as well as nearly two million households using C-band backyard dishes. The Ku-band beams on several of the Company's U.S. and international satellites are also used for video distribution to cable systems and network affiliates. PanAmSat customers for full-time video distribution services include the BBC, Disney, Doordarshan (India), China Central Television, Cisneros Group (Venezuela), ESPN, NBC, Fox, Sony, Tele-Communications, Inc., Turner Broadcasting and Viacom.

  U.S. law has mandated that television broadcasters begin to broadcast their signals both conventionally and in High Definition Television ("HDTV") format. HDTV provides a higher quality video and audio signal than conventional analog broadcasts and requires special television and decoder equipment to be viewed. The Company anticipates that as HDTV becomes more prevalent, its satellites will be used for the full-time distribution of HDTV signals to cable systems, network affiliates, DTH customers and other redistribution systems.

  DTH Services. PanAmSat creates high-power Ku-band transmission beams on several satellites that serve as platforms for the delivery of multiple television channels for household reception using 60-90 centimeter antennas. PanAmSat believes there is significant demand for digital DTH services because of limited available terrestrial television channels or cable television service in many international markets, and in the United States, limited ethnic or niche programming. PanAmSat's customers for DTH services include DIRECTV, Galaxy Latin America, MultiChoice/Orbicom, Sky Latin America and South African Broadcasting Corp./Sentech.

  PanAmSat has arrangements with customers to operate platforms on five satellites for six current or planned DTH services in Latin America, South Africa, India and the United States. PanAmSat also designs many of these platforms to facilitate DTH service expansion through the launch of multiple satellites in the same orbital location.

  Special Events Services. PanAmSat provides broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. PanAmSat conducted approximately 24,000 hours of total special events transmissions in 1998. In early 1998, the Company transmitted hundreds of hours of coverage and more than 500 video feeds of the Winter Olympic Games in Nagano, Japan, for more than 30 broadcasters and news agencies. The Company offered C-band and Ku-band satellite capacity worldwide and access to a state-of-the-art production and transmission facility in Nagano for compressed digital video and other transmission services. PanAmSat customers during the Olympics included CBS, CNN, ESPN, Organizacion de la Television Iberoamericana (the Latin American broadcast union representing more than 20 countries), Premier Sports Australia, Reuters and Televisa (Mexico). In addition to short-term services for special events coverage, PanAmSat has long-term transponder service agreements with certain satellite brokers in the United States. These customers package domestic U.S. transponder capacity for their broadcast, business, educational and government users.

  Contribution Services. PanAmSat provides broadcasters with satellite transmission services for the full-time transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. PanAmSat's full-time contribution service customers include Australian Broadcasting Corporation, CBS, CNN, NBC and NHK (Japan).

TELECOMMUNICATIONS SERVICES

  PanAmSat's Telecommunications Services support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and around the world. PanAmSat has designed virtually all of its satellites for high-power, bandwidth-intensive applications that relay large amounts of digital information among multiple sites using small, cost-effective antennas. PanAmSat's Telecommunications Services are comprised of four categories: (i) carrier services, (ii) private business networks (VSATs),
(iii) Internet access (ISPs) and (iv) telephony.

  Carrier Services. PanAmSat provides satellite services to telecommunications carriers licensed by one or more countries to provide voice, video and data communications networks for businesses, governments and other users. The Company's high-power satellites, which facilitate high information throughput and the ability to use VSATs on the ground, have enabled emerging carriers to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, PanAmSat offers value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks. PanAmSat's carrier service customers include ImpSat, MCI-Worldcom, Microspace, Pagenet, Sprint and Telstra (Australia).

  Private Business Networks. PanAmSat provides satellite services directly to network suppliers and businesses for the development and operation of private business networks in the United States, Latin America, Europe, Africa and Asia. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network customers include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. More than 125,000 VSAT antennas worldwide currently relay communications over PanAmSat satellites. The Company's largest single telecommunications customer is Hughes Network Systems, Inc. ("HNS"), an affiliate of the Company, which uses the equivalent of more than 22 U.S. domestic satellite transponders to create and operate VSAT networks for its business customers. Other PanAmSat private business network customers include the Associated Press, Citicorp, GMAC, IBM, Reuters and the University of Southern California.

  In addition, PanAmSat provides satellite services directly to businesses. These include value-added satellite communications services, such as the purchase and installation of on-site antennas and the design, integration, management, operation and maintenance of business networks. These services are provided via PanAmSat's teleports in the United States or through subcontractors.

  Internet Access. PanAmSat provides satellite services for the full-time delivery of Internet information from the United States and other countries to various locations around the world. PanAmSat's customers consist of educational organizations, ISPs and companies providing direct-to-consumer Internet applications. PanAmSat believes that its high-power domestic U.S. and international satellites are well-suited for Internet service because of the tremendous demand for reliable, high-speed access to the U.S. Internet backbone, where approximately 80 percent of all Internet data currently resides. In many cases, PanAmSat's satellites are capable of delivering

Internet data internationally at nearly 20 times the speed of traditional telephone links. PanAmSat currently provides Internet services to nearly 50 non-U.S. ISPs. PanAmSat's Internet services customers include HNS, Microcom Systems (Nigeria) and Planet Internet (New Zealand).

  PanAmSat also provides SPOTbytes SM, a value-added, bundled Internet service, that offers an integrated package of services including international satellite capacity, uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone. PanAmSat's SPOTbytes SM service is marketed primarily to non-U.S. ISPs and corporations that require high-speed access to the U.S. Internet backbone. The service is configured in a variety of ways to provide easily scaleable, cost-effective Internet access. The Company also is pursuing the development of shared carrier and multiple channel services which are designed to use Internet-protocol ("IP") based broadcasting platforms to deliver broadband IP and video services to regional users as well as specially addressed user groups.

  Telephony. The Company provides domestic and international satellite services for public switched telephone network ("PSTN") transmissions. PanAmSat currently offers international satellite based telephony services to and from Latin America. These services include (i) delivering calls from Latin America via a PanAmSat satellite to a U.S. telephone carrier that routes the call to its final destination within or outside of the United States, and (ii) delivering calls delivered to PanAmSat from U.S. telephone carriers to their final destinations within Latin America via a PanAmSat satellite. In addition, PanAmSat has implemented a secondary telephony service platform which is based on Demand-Assigned-Multiple Access ("DAMA") technology to terminate more efficiently voice traffic by routing the traffic to its intended destination directly from the satellite, rather than a PanAmSat teleport.

  The Company provides this service primarily to customers who deliver traffic to a wide variety of locations and have relatively low volume between any two points. The Company believes that DAMA provides customers with low cost routing of their telephone calls. PanAmSat intends to extend these services from Latin America to Europe and other regions of the world, especially in locations where traditional telephone networks are limited. The Company believes that its international satellites are particularly well-suited for thin-route PSTN applications in developing countries or remote areas where fiber-optic telephone systems are not feasible or cost-effective. PanAmSat charges on a per minute basis for these services. The Company believes competition for long-distance services and significant deregulation in several countries could create new service opportunities.

  PanAmSat's ability to provide domestic and international PSTN services is restricted by various telecommunications regulations in most countries. See "--Government Regulation."

OTHER SERVICES

  Telemetry, Tracking and Control. PanAmSat provides TT&C services for 20 satellites owned by PanAmSat and other satellite operators. PanAmSat personnel maintain proper orbital location and attitude, monitor on-board housekeeping systems, adjust transponder levels and remotely "rewire" satellites, if necessary, to bring back-up systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from PanAmSat's operations control center in Long Beach, California and are transmitted to the satellites from PanAmSat teleport facilities located in New York, Florida, Georgia, Colorado and California.

  Galaxy Backup Capacity. As part of its video distribution service on certain Galaxy satellites, PanAmSat offered its customers a premium service that included back-up C-band capacity on the Galaxy VI satellite. Generally, subject to the terms of individual contracts, these customers are entitled to replacement capacity on Galaxy VI if a transponder failure occurs and no spare amplifier or reserved transponder capacity were available on their current satellite. As a result of the failure of Galaxy IV, certain customers on that satellite became entitled to the use of Galaxy VI as a back-up satellite. Shortly after the failure of Galaxy IV, the Company obtained special temporary authority from the FCC to move Galaxy VI from its original location to 99(degrees) W.L., the former location of Galaxy IV. Galaxy VI now provides C-band transponder capacity to customers that previously used Galaxy IV. Galaxy VI served as an in-orbit spare because the previous Galaxy VI customers were subject to preemption if their capacity was required to serve as a back-up transponder. In connection with the failure of Galaxy IV, all of the Company's existing customers on Galaxy VI were preempted and most were provided capacity on other PanAmSat satellites to use until a new back-up satellite becomes available. Currently, these customers are not required to pay for the backup service until Galaxy XI is launched and Galaxy VI becomes available as a back-up satellite. PanAmSat intends to return Galaxy VI to its status as an in-orbit spare satellite upon the launch of Galaxy XI to 99(degrees) W.L. during the third quarter of 1999. For a discussion of the recent developments affecting Galaxy IV and Galaxy VI, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments." For a discussion of the Company's Satellite Deployment Plan, see "--The Satellites," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Satellite Development Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                   STRATEGY

  PanAmSat's business strategy is based on more than 15 years of experience providing satellite-based communications services and the Company's ongoing analysis of expected worldwide market demand for its services. PanAmSat's strategy is based on five key elements:

   A global satellite network;

   One-stop shopping;

   Value-added services;

   Satellite broadcasting and telecommunications franchises; and

   Long-term customer relationships.

 Global Satellite Network

  PanAmSat has created a global satellite communications network that provides broadcast and telecommunications services worldwide. The network currently consists of 19 satellites, seven teleport or TT&C facilities and more than 555 PanAmSat professionals on five continents. In addition, teleports operated by third parties in Europe, Latin America, the United States and Asia also provide access to PanAmSat satellites. PanAmSat's global satellite network is focused on the point-to-multipoint communications market, which includes the distribution of television channels to cable and other redistribution systems, DTH, private business networks and Internet-related services.

  PanAmSat's core resources are its global fleet of satellites and its experienced staff of professionals. The Company has designed many of its satellites to provide high-power transmissions that reflect specific market demographics and customer service requirements. The Company intends to launch six additional satellites by late 2000. These new satellites are designed to provide replacement and additional transmission capacity, higher power, expanded coverage and/or extended operational life. Satellites are subject to significant risks related to delayed and failed launches and in-orbit failures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated With Technology." For a discussion of the Company's Satellite Deployment Plan, see "--The Satellites," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Development Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  PanAmSat's geostationary C-band and/or Ku-band satellites each provide coverage over specific geographic areas, such as in the United States or across ocean regions. To facilitate continued network expansion, PanAmSat has received authorization from the FCC to use additional orbital slots for C-band and/or Ku-band satellites and nine slots for Ka-band satellites. The Company also has requested authorization for 12 V-band slots and six additional Ka-band slots. There can be no assurance that the Company will be successful in obtaining authorizations to operate at all or a portion of the locations for which applications have been submitted. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Regulatory Risks."

  Programmers and broadcasters that use PanAmSat satellites for their global transmission requirements include the BBC, China Central Television, Discovery Communications, NHK, Time Warner and Viacom.

  The Company may seek to expand its global service offerings through corporate acquisitions, joint ventures and other strategic transactions.

 One-Stop Shopping

  While PanAmSat has designed each satellite to reflect specific market requirements, its global satellite network serves as a single resource for a customer's worldwide transmission requirements. PanAmSat customers can send their information to virtually any area on the planet using solely PanAmSat satellites. PanAmSat is the only commercial company that offers global satellite services on a one-stop-shopping basis.

 Value-Added Services

  The Company employs its satellites, teleports and professional staff to provide value-added services that are market-driven and responsive to customer needs. In addition to satellite transmission capacity, PanAmSat's service offerings include:

     Network design and systems engineering;

     Transmission of video channels and management of private business network traffic from PanAmSat teleports;

     The provision of broadcast studios for video preparation and transmission to PanAmSat satellites from major sporting and special events sites; and

     Development of new service applications.

  PanAmSat's value-added services also include bundled packages of PanAmSat resources. In an effort to provide cost-effective digital video services particularly for smaller programmers, for instance, PanAmSat offers a multi-channel per carrier service in which several television channels are digitally encoded and transmitted from a PanAmSat teleport to a specific cable television market. In addition, the Company's SPOTbytes SM bundled Internet service offers international satellite transmission capacity and uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone.

 Satellite Broadcasting and Telecommunications Neighborhoods

  A key element of PanAmSat's strategy is the creation of service franchises that enable the Company to maintain and build its customer base. The neighborhoods attract large numbers of ground antennas that depend on the PanAmSat satellite for the delivery of their television programming or communications traffic. The resulting infrastructure of ground antennas creates a premium value for satellite transmission capacity.

  PanAmSat neighborhoods include the distribution of premier television channels to cable systems and network affiliates; DTH television services to subscriber households; and private business networks to multiple corporate sites. PanAmSat initially enters into service agreements with several key programmers that serve as anchor tenants offering popular television channels on the satellite's cable television neighborhood. A popular anchor tenant will draw many cable head-ends to point their receive dishes at a satellite. This attracts additional programmers that want to join the programming neighborhood with knowledge that many cable head-ends will be capable of receiving their signal with the same dish used for the anchor tenant.

 Long-Term Customer Relationships

  PanAmSat builds long-term relationships with its customers by understanding their business objectives and providing long-term solutions to their satellite transmission needs. Most of PanAmSat's revenues result from long-term contracts with its customers. In many cases, programmers, corporations and ISPs have incrementally increased usage of PanAmSat satellites based on their service experience.

                              SALES AND MARKETING

  PanAmSat's sales and marketing activities are separated into three general service areas: full-time program distribution; part-time and ad hoc broadcast; and business communications and long-distance telephony.

  PanAmSat's Greenwich headquarters has a sales and marketing department for each service area. PanAmSat and its subsidiaries also have sales and marketing offices in Long Beach, California, Coral Gables, Florida, Sydney, Australia, London, England, Tokyo, Japan, Johannesburg, South Africa, Seoul, Korea and a representative office in Mexico City, Mexico, which provide integrated sales and marketing for all three service areas in their respective regions. The senior executive officers of PanAmSat have been directly involved in marketing to key broadcasting and business communications customers.

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

  PanAmSat's principal global competitor is Intelsat, an international treaty organization of over 140 member nations based in Washington, D.C. that provides global satellite capacity primarily through its members, called "signatories." Comsat Corporation ("Comsat") is the U.S. signatory and is the only company permitted to provide Intelsat satellite capacity in the United States.

  Intelsat's mandate is to provide international satellite capacity on a non-discriminatory basis to countries around the world. Since its formation in 1964, Intelsat's primary business has been the provision of satellite capacity for long-distance telephony circuits. In recent years, Intelsat has launched higher-powered satellites that are capable of providing video distribution, DTH and private business network services. According to Intelsat's 1997 annual report, video services comprised 29 percent of Intelsat's operating revenue. Intelsat traditionally has provided capacity directly to its signatories, which then market such capacity to their customers. Over 95 countries, however, now permit some form of direct access to the Intelsat system and the FCC has proposed permitting direct access, rather than through Comsat, in the United States.

  In March 1998, Intelsat approved the creation of an affiliate company that would market satellite services directly to end users. In November 1998, Intelsat transferred to this affiliate, known as New Skies Satellites N.V. ("New Skies"), five operating satellites plus a sixth satellite that was under construction. Although ostensibly independent of Intelsat, New Skies is owned by Intelsat and Intelsat's signatories. In light of this common ownership and other continuing connections between the two organizations, PanAmSat has asked the FCC to evaluate whether New Skies satisfies the FCC's requirements for entry to the U.S. market by affiliates of Intelsat.

  In May 1998, the FCC granted in part and denied in part a request by Comsat to be regulated as a non-dominant carrier. The FCC reclassified Comsat as non-dominant in the provision of full-time video and earth station services. The FCC determined, however, that Comsat retains market power and should continue to be regulated as dominant in the provision of switched voice and private line service to 63 countries and in the provision of occasional-use video services to 142 markets. In February 1999, the FCC changed the manner in which it regulates Comsat's pricing for these dominant carrier markets, switching from rate of return regulation to an incentive-based pricing policy.

  On May 5, 1998, the U.S. House of Representatives passed H.R. 1872, the Communications Satellite Competition and Privatization Act of 1997. The legislation, sponsored by Reps. Thomas Bliley (R-VA) and

Edward Markey (D-MA), sets specific parameters and timetables to ensure the pro-competitive privatization of Intelsat and deregulation of Comsat. The legislation was supported by PanAmSat as part of the Company's belief that the pro-competitive privatization of Intelsat would benefit the satellite industry. While the bill may benefit the Company by opening certain markets, it is not essential to successful implementation of the Company's business plan. There can be no assurance that similar legislation will be passed by the U.S. Senate or a that final bill, if approved by House and Senate, will be signed into law by President Clinton.

  In addition to Intelsat, PanAmSat experiences competition from companies that have announced plans to create global satellite systems, primarily through acquisitions, partnerships or equity interests in domestic or regional satellite systems. These companies include Loral Space and Communications Ltd. ("Loral"), GE American Communications, Inc. ("GE Americom") and Lockheed Martin Corp. ("Lockheed Martin"). For instance, Loral acquired AT&T Skynet (a domestic U.S. satellite operator) in 1997, acquired Orion Network Systems (a transatlantic satellite operator with plans to launch additional international satellites in other regions) in 1998 and entered into a strategic partnership to own and operate Satelites Mexicanos, S.A. de C.V. (a Mexican satellite system that provides satellite capacity in Latin America) in 1997. An application has been filed requesting the FCC's approval for Lockheed Martin to acquire up to 49 percent of Comsat's stock. PanAmSat has opposed the application, arguing that the proposed transaction would, among other things, violate the Communications Satellite Act, give Lockheed Martin de facto control of Comsat, and lessen competition. Comsat and Lockheed Martin also are seeking changes to the Communications Satellite Act that would enable Lockheed Martin to purchase the remaining 51 percent of Comsat's stock.

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

PROPOSED SATELLITE SYSTEMS

  Other companies have announced plans to operate regional or transoceanic satellite systems. Entry into the international satellite communication industry can be expensive and difficult. The construction and launch of a satellite comparable to PanAmSat's new satellites typically takes approximately three or more years and costs approximately $200 million to $250 million or more. In addition, there are a limited number of orbital slots. The operation of an international satellite communications system also requires approvals from national telecommunications authorities and Intelsat and, in certain cases, from regional satellite authorities. See "--Government Regulation." While the trend around the world is to liberalize these regulatory requirements, at present obtaining the necessary licenses involves significant time, expense and expertise.

  The Company believes that non-geostationary systems under development, such as Globalstar and Iridium, are not currently competitors of PanAmSat. These non-geostationary systems are designed primarily for mobile telephony and data services and are not expected to serve the fixed point-to-multipoint video and telecommunications markets. Certain other non-geostationary systems under development, such as Skybridge and Teledesic/Celestri, are also not expected to be direct competitors of PanAmSat. However, because these systems are designed to offer fixed satellite services such as data and Internet access, they may compete with services offered or planned to be offered by the Company.

  Skybridge, Teledesic/Celestri, and other proposed non-geostationary systems are designed to use frequencies that are already in use by geostationary satellites, including PanAmSat's satellites. Although the proponents of these systems claim that they will not interfere with geostationary systems, the interference issue is under review by the FCC and the International Telecommunications Union (the "ITU"), and there can be no assurance that the standards for sharing frequencies that ultimately are adopted will adequately protect geostationary operations such as PanAmSat's.

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

OPTICAL FIBER CABLES

  Optical fiber cables generally do not compete with PanAmSat's current services. The primary use of optical fiber cables is to carry high-volume telephony communications on a point-to-point basis. Transcontinental and intercontinental optical fiber cables currently carry video traffic, but this service is largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events which require transportable uplink earth stations. When PanAmSat begins to offer Internet-related services on a larger scale, it may encounter competition from companies offering optical fiber cable services, including Quest Communications and Global Crossing.

                             GOVERNMENT REGULATION

  As an operator of a privately-owned global satellite system, PanAmSat is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which PanAmSat operates; (iii) the Intelsat consultation process; and (iv) the frequency coordination process of the ITU.

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

  Authorization to Launch and Operate Satellites. The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate for one year each requested satellite. Licenses are issued for an initial ten-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be able to continue operating under a grant of special temporary authority. Such operations, however, are secondary, and there can be no assurance that the satellite will be permitted to continue operating after the expiration of the initial ten-year license term. The FCC's rules and policies limit the number of expansion satellite authorizations that may be granted for the same frequency band at one time.

  PanAmSat has final FCC authorization for seventeen satellites operating in the C-band, the Ku-band, or both bands. PanAmSat has final FCC authorization for one additional satellite, but the authorization does not cover certain design changes that are the subject of a pending modification application. PanAmSat has special temporary authority to operate the satellite as modified on an interim basis. In addition, PanAmSat has a final authorization to operate nine satellites in the Ka-band (one AOR, to be located at 58(degrees) W.L.; two POR, to be located at 149(degrees) E.L. and 173(degrees) E.L.; four IOR, to be located at 36(degrees) E.L., 40(degrees) E.L., 48(degrees) E.L., and 124.5(degrees) E.L.; and two U.S., to be located at l03(degrees) W.L. and 125(degrees) W.L.). PanAmSat has also requested authority to operate five of these satellites in the BSS band, and to operate six other satellites exclusively in the BSS band, but FCC processing of PanAmSat's requests must await the resolution of issues concerning the ITU's BSS band plan.

  In addition to the above final authorizations, PanAmSat has a conditional authorization for an IOR satellite, to be located at 72(degrees) E.L. In order to finalize this authorization, PanAmSat must make a full financial showing and complete its consultation with Intelsat for the satellite.

  Except as noted, none of PanAmSat's final or conditional authorizations is subject to further administrative or judicial reconsideration or review. The FCC reserves the right to require a satellite to be relocated to a different orbital location if it determines that such a change is in the public interest, but the FCC has rarely used this authority.

  PanAmSat operates additional satellites under interim or special temporary authority. PanAmSat operates PAS-7 at 68.5(degrees) E. L. pursuant to a grant of special temporary authority. PanAmSat is authorized to operate only the Ku-band transponders on the satellite. Brasilsat Al previously was providing U.S. domestic service from 79(degrees) W.L. under an interim authorization that expired on December 31, 1997. PanAmSat has requested, but has not yet received, an extension of this authority. Pursuant to a grant of special temporary authority, the Company has relocated Brasilsat A1 to 144(degrees) W.L. and it is operating there. The Company also has amended its request for an extension of interim authority to specify the 144(degrees) W.L. orbital location. Another satellite, SBS-4, exceeded its regular license term in 1994 and, since that time, has operated at 77(degrees) W.L. under successive grants of special temporary authority. SBS-4 must be relocated once the U.S. satellite assigned to 77(degrees) W.L. is launched. There can be no assurance that SBS-4 will be authorized to operate at another orbital location. PanAmSat also has requested a license modification or special temporary authority to continue operating PAS-1 beyond the conclusion of its license term. In addition, following the loss of Galaxy IV, the FCC granted the Company special temporary authority to relocate Galaxy VI from 74(degrees) W.L. to 99(degrees) W.L., to provide replacement C-band capacity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Spacecraft Developments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks Associated with Technology."

  PanAmSat has filed the following applications for additional or replacement satellites in the C-band and/or the Ku-band: (1) applications for two hybrid C/Ku-band satellites (in the U.S.), (2) an application for a hybrid C/Ku-band satellite to replace its separate C-band and Ku-band satellites at 74(degrees) W.L.; and (3) an application to replace PAS-1 with PAS-1R. In order to grant two of the U.S. additional satellite applications, the FCC would have to assign different orbital locations than those requested by PanAmSat (79(degrees) W.L. and 93(degrees) W.L.) because, after PanAmSat's applications were filed, the FCC assigned these orbital locations to other entities. PanAmSat has requested that the 79(degrees) W.L. application be associated with the 83(degrees) W.L. orbital location as a C-band only satellite.

  In 1996, the FCC modified its rules for processing international satellite system applications. Under the new rules, FCC action on one IOR application and one U.S. application would be substantially delayed. PanAmSat has requested a waiver of these rules.

  PanAmSat has filed applications for six additional Ka-band satellites (two AOR, two POR and two IOR), which will be processed in the second Ka-band satellite processing round. Finally, PanAmSat has applied for twelve V-band satellites (two AOR, six IOR and four U.S.), but the FCC has not yet accepted these applications for filing.

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

  Other FCC Authorizations. Under the FCC's rules, an entity that provides international telecommunications services on a common carrier basis must first receive authorization, pursuant to Section 214 of the Communications Act of 1934, as amended, to provide such services. The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI") and PanAmSat Communications Carrier Services, Inc. ("PCCS"), wholly owned subsidiaries of the Company, Section 214 authority to provide international private line and public switched services. As common carriers, PCSI and PCCS are subject to rate regulation, tariffing and nondiscrimination requirements.

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

  Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts. FCC involvement is rare.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks" generally and for a description of certain frequency coordination issues affecting PAS-6, PAS-7, and Galaxy VIII-i.

REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

  Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Most countries in which PanAmSat operates are signatories of Intelsat and, as a result, may require PanAmSat to confirm that it has successfully completed technical consultation with Intelsat before providing services on a given satellite. See "--Intelsat Consultation." In addition, PanAmSat may be subject to national communications and/or broadcasting laws with respect to its provision of international satellite service. While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. "Space segment capacity" consists solely of capacity on a given satellite without any uplink, downlink or other value-added services.

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

  Most countries permit satellite carriers to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required for provision of space segment capacity. PanAmSat has obtained such licenses in Argentina, Colombia, Ecuador and Pakistan. Additionally, the Company has sought service-type licenses, in order to provide certain space segment capacity directly to end users. PanAmSat has obtained such licenses in Australia, France, Germany Japan and the United Kingdom.

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

  The FCC is responsible for ensuring that PanAmSat has undergone the necessary consultations and that it operates in accordance with the technical parameters forming the basis for each Article XIV consultation. If PanAmSat changes the terms (either technical or service) of its operation in a significant way, it may need to consult with Intelsat.

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

  All of the registrations for PanAmSat's satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with PanAmSat's registered orbital slots for PAS-2, PAS-4, PAS-7 and PAS-8. Such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Regulatory Risks."

EMPLOYEES

  At December 31, 1998, PanAmSat had approximately 555 full-time employees. PanAmSat believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  PanAmSat's executive offices are located in Greenwich, Connecticut. PanAmSat leases its executive offices pursuant to a lease that will expire on March 31, 2003. PanAmSat currently operates seven teleports and operations centers in conjunction with its global satellite network. PanAmSat operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Long Beach, California; Napa, California; and Spring Creek, New York. PanAmSat's operations centers located in Ellenwood and Long Beach provide other services, such as customer service support, in addition to teleport operations. PanAmSat owns its Ellenwood, Georgia; Homestead, Florida; Spring Creek, New York; Napa, California; and Fillmore, California teleports. PanAmSat leases its Castle Rock, Colorado teleport. The

Company owns its teleport in Long Beach, California and leases offices in Long Beach where its network operations center is located.

  PanAmSat also leases office space for its sales and marketing offices in Washington, D.C.; Coral Gables, Florida; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Seoul, Korea; and Mexico City, Mexico. PanAmSat's leases for its foreign offices have been entered into upon terms that PanAmSat believes to be reasonable and customary.

ITEM 3. LEGAL PROCEEDINGS

  On or about October 25, 1996, an action was commenced by Comsat against PanAmSat, News Corporation Limited ("News") and Grupo Television, S.A. ("Televisa") in the United States District Court for the Central District of California. The Complaint alleges that News wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. Following the completion of pretrial discovery, all defendants moved for summary judgment dismissing the case. These motions are awaiting decision. PanAmSat believes this action is without merit. It intends to vigorously contest this matter although there can be no assurance that PanAmSat will prevail. If PanAmSat were not to prevail, the amounts involved could be material to PanAmSat.

  On May 21, 1998, a class action was commenced by Ullman Electric Company and others similarly situated against Paging Network, Inc., Paging Network of Ohio, Inc. (the "Paging Companies") and the Company in the Court of Common Pleas for Cuyahoga County, Ohio. The complaint alleges breach of contract against the Paging Companies relating to a disruption of paging services provided by the Paging Companies to the plaintiffs. As to the Company, the complaint alleges that PanAmSat was negligent as to the plaintiffs in its operation of the Galaxy IV satellite, which provided satellite capacity to the Paging Companies. For a discussion of recent developments involving Galaxy IV, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Spacecraft Developments." The Company has filed a motion to dismiss the case for lack of personal jurisdiction, which is pending with the court. The complaint seeks compensatory damages in an amount not to exceed $70,000 per plaintiff. The Company believes that the foregoing action is frivolous and without merit, and PanAmSat intends to vigorously contest this matter although there can be no assurance that PanAmSat will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1998, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PanAmSat Common Stock is listed on the Nasdaq National Market and commenced trading on May 19, 1997 under the symbol "SPOT".

  The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for PanAmSat Common Stock, as reported by the Nasdaq National Market and the Dow Jones News Retrieval Service.

            1997                                              HIGH     LOW
            ----                                              ----    -----
Second Quarter (from May 19, 1997)........................... $30 3/8 $ 27 1/2
Third Quarter................................................ $44 1/2 $ 29 1/4
Fourth Quarter............................................... $46 1/4 $ 36 7/8
            1998
            ----
First Quarter................................................ $60 7/8 $ 37 7/16
Second Quarter............................................... $64 7/8 $ 51
Third Quarter................................................ $57 7/8 $ 35 1/8
Fourth Quarter............................................... $42     $ 28 7/8

  At March 25, 1999, there were approximately 105 holders of record of PanAmSat Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data as of December 31, 1996, 1995 and 1994 and for each year of the three year period ended December 31, 1996 have been derived from the audited financial statements of Galaxy (which changed its name to PanAmSat Corporation concurrent with its May 1997 acquisition of PanAmSat International). The selected financial data as of December 31, 1998 and 1997 and for each year of the two year period ended December 31, 1998 have been derived from the audited consolidated financial statements of PanAmSat appearing elsewhere in this Annual Report, and should be read in conjunction with such consolidated financial statements and notes related thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           YEAR ENDED DECEMBER
                                   31,                 YEAR ENDED DECEMBER 31,
                             1998       1997(1)       1996        1995       1994
                          ----------  -----------  ----------  ----------  ---------
(DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DA-
 TA:
Total revenues..........  $  767,263  $   629,939  $  482,770  $  386,126  $ 328,243
                          ----------  -----------  ----------  ----------  ---------
Costs and expenses
Cost of outright sales
and sales-type  leases..         --        20,476      52,969      49,616     45,747
Leaseback expense, net
 of deferred gain.......      47,223       61,907      59,927      36,597     36,617
Depreciation and amorti-
 zation.................     234,945      149,592      58,523      76,522     54,126
Direct operating costs..      96,510       61,199      34,794      29,931     33,627
Selling, general & ad-
 ministrative...........      70,251       42,561      34,119      30,146     51,595
                          ----------  -----------  ----------  ----------  ---------
Operating income........     318,334      294,204     242,438     163,314    106,531
Interest expense,
 net(2).................     (97,788)     (30,973)     (4,903)     (5,828)    (6,826)
Other income............         --           385       2,184       7,892      3,885
                          ----------  -----------  ----------  ----------  ---------
Income before taxes,
 minority interest and
 extraordinary item.....     220,546      263,616     239,719     165,378    103,590
Income tax expense......      95,940      117,325      89,895      62,017     38,846
Minority interest.......         --        12,819         --          --         --
Extraordinary item(3)...         --        20,643         --          --         --
                          ----------  -----------  ----------  ----------  ---------
Net income..............  $  124,606  $   112,829  $  149,824  $  103,361  $  64,744
                          ==========  ===========  ==========  ==========  =========
OTHER FINANCIAL DATA:
EBITDA (4)..............  $  553,279  $   444,181  $  303,145  $  247,728  $ 164,542
EBITDA margin (4).......          72%          71%         63%         64%        50%
Net cash provided by op-
 erating activities.....  $  568,173  $   121,476  $  151,238  $   83,690  $ 110,490
Net cash used in invest-
 ing activities.........    (576,518)  (1,639,972)    (42,122)   (270,396)  (109,560)
Net cash provided by
 (used in) financing
 activities.............      94,148    1,610,206    (109,122)    186,720     (1,126)
Capital expenditures....     678,593      541,879     294,122     280,543    114,660
Total assets............   5,890,497    5,682,434   1,275,516   1,137,978    868,408
Total long-term obliga-
 tions..................   3,058,480    3,016,680     394,187     290,963    319,620
Total stockholders' eq-
 uity...................   2,688,415    2,560,836         --          --         --

--------
(1) 1997 results include financial data for PanAmSat International from May 16, 1997 (the effective date of the Merger). See "Item 1. Business-- Overview--The Merger" for a description of the Merger.
(2) Net of capitalized interest of $59.9 million, $80.5 million, $14.6 million, $10.1 million, and $5.1 million for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, and net of interest income of $10.4 million and $28.0 million in 1998 and 1997, respectively.
(3) Represents loss on early extinguishment of debt, net of tax.
(4) Represents earnings before net interest expense, income tax expense, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of income and cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the pro forma financial information appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

  The Company's results of operations as reported incorporate PanAmSat International's activity commencing May 16, 1997, the effective date of the Merger. Since this represents only seven and one-half months of activity for PanAmSat International in 1997, management has determined that for comparative purposes, it would be more meaningful to present the information shown below on a "pro forma" basis reflecting the Merger as though it had occurred at the beginning of the respective periods presented (excluding the impact of PanAmSat International's $225 million gain on the sale of its direct-to-home television rights in certain foreign markets to an affiliate concurrent with the Merger, as well as certain professional and advisory fees and other expenses incurred in connection with the Merger totaling $31.6 million, both of which are nonrecurring items that are not indicative of the Company's ordinary course of business). The pro forma results are not necessarily indicative of the combined results that would have occurred had the Merger actually occurred at the beginning of 1996.

                                                               PRO FORMA
                                    AS REPORTED               (UNAUDITED)
                           ------------------------------  -------------------
                             YEAR      YEAR       YEAR       YEAR       YEAR
                             ENDED     ENDED      ENDED      ENDED     ENDED
                             1998      1997       1996       1997       1996
                           --------- ---------  ---------  ---------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Operating leases, satel-
   lite services and oth-
   er..................... $ 736,624 $ 558,622  $ 319,084  $ 684,663  $566,027
  Outright sales and
   sales-type leases......    30,639    71,317    163,686     71,317   163,686
                           --------- ---------  ---------  ---------  --------
    Total revenue.........   767,263   629,939    482,770    755,980   729,713
                           --------- ---------  ---------  ---------  --------
COSTS AND EXPENSES
  Cost of outright sales
   and sales-type leases..       --     20,476     52,969     20,476    52,969
  Leaseback expense, net
   of deferred gain.......    47,223    61,907     59,927     61,907    59,927
  Direct operating and
   SG&A costs.............   166,761   l03,760     68,913    130,076   136,116
  Depreciation and amorti-
   zation.................   234,945   149,592     58,523    197,116   181,100
                           --------- ---------  ---------  ---------  --------
    Total.................   448,929   335,735    240,332    409,575   430,112
                           --------- ---------  ---------  ---------  --------
  Income from operations..   318,334   294,204    242,438    346,405   299,601
  Interest expense, net...    97,788    30,973      4,903     68,981   125,308
  Other income............       --       (385)    (2,184)      (385)   (2,184)
                           --------- ---------  ---------  ---------  --------
  Income before income
   taxes, minority inter-
   est and extraordinary
   item...................   220,546   263,616    239,719    277,809   176,477
  Income tax expense......    95,940   117,325     89,895    134,343    92,549
                           --------- ---------  ---------  ---------  --------
  Income before minority
   interest and extraordi-
   nary item..............   124,606   146,291    149,824    143,466    83,928
  Minority interest, sub-
   sidiary preferred stock
   dividend...............       --     12,819        --      24,838    28,474
                           --------- ---------  ---------  ---------  --------
  Income before extraordi-
   nary item..............   124,606   133,472    149,824    118,628    55,454
  Extraordinary item: loss
   on extinguishment of
   debt, net of tax.......       --     20,643        --      20,643       --
                           --------- ---------  ---------  ---------  --------
  Net income.............. $ 124,606 $ 112,829  $ 149,824  $  97,985  $ 55,454
                           ========= =========  =========  =========  ========
  Net income per share--
   basic and diluted...... $    0.83       N/A        N/A  $    0.66  $   0.37

                             CONSOLIDATED RESULTS

1998 (AS REPORTED) COMPARED TO 1997 (PRO FORMA AND AS REPORTED)

  The following discussion of 1998 versus 1997 performance is primarily based on pro forma results. Pro forma results for 1997 and as reported results since the Merger date reflect the impact of the acquisition of PanAmSat International, including the use of purchase accounting. Comparisons of as reported results reflect significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding arising from the Merger.

  Revenues. Revenues increased $11.3 million, or 1%, to $767.3 million for the year ended December 31, 1998 from $756.0 million for the same pro forma period in 1997. Video services revenues were $560.7 million for the year ended December 31, 1998, a decrease of 8% from the same pro forma period in 1997. The decrease was primarily due to less sales and sales-type lease activity as compared to the same pro forma period in 1997. Telecommunications services revenues were $159.1 million for the year ended December 31, 1998, an increase of 29% from the same pro forma period in 1997. The increase was due primarily to the growth in data and Internet-related service agreements.

  Revenue results can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $30.6 million for the year ended December 31, 1998, from $71.3 million for the same pro forma period in 1997. The decrease is attributable to a lower volume in 1998 relative to 1997 of outright sales and sales-type leases. Revenues from operating leases of transponders, satellite services and other increased $51.9 million, or 8%, to $736.6 million for the year ended December 31, 1998, from $684.7 million for the same pro forma period in 1997. The increase was primarily due to the commencement of commercial service on two new satellites, PAS-5 and Galaxy VIII-i, which were launched in the latter part of 1997 and generated a full year of operating lease revenues in 1998.

  As reported revenues increased $137.3 million, or 22%, to $767.3 million in 1998 from $629.9 million in 1997, primarily due to the impact of the Merger, and also due to increased service agreements associated with available transponder capacity.

  Cost of Outright Sales and Sales-type Leases of Transponders. The Company recorded no cost of outright sales and sales-type leases of transponders for the year ended December 31, 1998, as compared to $20.5 million for the same pro forma period in 1997. The pro forma cost of outright sales and sales-type leases of transponders for the year ended December 31, 1997 are related to several outright sales and sales-type leases executed during that period.

  Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $14.7 million, or 24%, to $47.2 million for the year ended December 31, 1998, from $61.9 million for the same pro forma period in 1997. The decrease was primarily attributable to the exercise by the Company of early buy-out opportunities on sale-leaseback agreements during 1998.

  Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $36.7 million, or 28%, to $166.8 million for the year ended December 31, 1998, from $130.1 million for the same pro forma period in 1997. The increase primarily was due to direct costs associated with additional satellites placed in service and operating costs associated with the normal growth of the Company attributable to the growth in the size of the satellite fleet.

  Depreciation and Amortization. Depreciation and amortization increased $37.8 million, or 19%, to $234.9 million for the year ended December 31, 1998 from $197.1 million for the same pro forma period in 1997, due primarily to depreciation expense associated with additional satellites placed in service.

  As reported depreciation and amortization increased $85.3 million, or 57%, to $234.9 million in 1998, from $149.6 million in 1997. In addition to the impact of the Merger, the increase was a result of depreciation expense associated with additional transponder capacity placed in service.

  Income from Operations. Income from operations decreased $28.1 million, or 8%, to $318.3 million for the year ended December 31, 1998 from $346.4 million for the same pro forma period in 1997. The decrease was primarily due to increased depreciation and direct operating costs associated with the Company's expanded satellite fleet, offset by increased revenue generated by the expanded satellite fleet.

  Interest Expense, Net. Interest expense, net increased $28.8 million, or 42%, to $97.8 million for the year ended December 31, 1998 from $69.0 million for the same pro forma period in 1997. The increase was due primarily to higher average borrowing levels during 1998 as well as less interest income earned as a result of the Company's smaller investment portfolio and a lower amount of capitalized interest cost for the satellites under construction resulting from the lower borrowing rate in 1998.

  Income Tax Expense. Income tax expense decreased $38.4 million, or 29%, to $95.9 million for the year ended December 31, 1998 from $134.3 million for the same pro forma period in 1997. The decrease was due to the decrease in income before income taxes as well as to a lower effective tax rate in 1998 principally as a result of utilization of foreign sales corporation tax benefits.

  Minority Interest. Minority interest, representing preferred stock dividends of PanAmSat International, were $0 for the year ended December 31, 1998 as compared to $24.8 million for the same pro forma period in 1997. The decrease was due to the conversion of PanAmSat International's 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 into 12 3/4% Senior Subordinated Notes due 2005 in the third quarter of 1997 and the related termination of dividend payment obligations. Approximately 99% of the 12 3/4% Senior Subordinated Notes were subsequently retired in connection with the tender offer and restructuring program described above.

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

SPACECRAFT DEVELOPMENTS

  PAS-7 and PAS-8 were launched during the second half of 1998 and cover the IOR and POR, respectively. PAS-6B was launched during the fourth quarter of 1998 and is located in the AOR.

  As a result of technical problems that occurred on certain of the Company's satellites in the last 18 months, the Company has modified its previously announced expansion and restoration strategy to support its existing fleet and customers and provide additional capacity. The following recent technical events have affected PanAmSat's satellite fleet:

  Following the launch of PAS-6 in late 1997, an anomaly was detected in its solar arrays. The satellite experienced several circuit failures in its solar arrays and may experience additional failures in the future. The circuit failures require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. The Company submitted an insurance claim for this partial loss and $29.1 million was received during 1998. The ability of transponders to provide transmission power for DTH signal reception using 60-centimeter dishes is not affected.

  During 1998, three of the Company's satellites experienced what is believed to be a related anomaly in their on-board SCPs. On May 19, 1998, all customer services on Galaxy IV were permanently lost when the satellite experienced an SCP failure that caused the satellite to rotate and lose its fixed orientation with the Earth. The spare SCP was unavailable due to an earlier unrelated event that had not been previously detected. The Company submitted an insurance claim for this loss and received $162.5 million in 1998. For non-pre-emptable customers, service was restored with the use of capacity on other Company satellites, including capacity previously used by certain customers whose service was subject to preemption and terminated in accordance with their agreements. Subsequently, two other satellites (Galaxy VII and PAS-4) had primary SCP failures but are operating normally on back-up systems.

  An investigation of the anomaly, conducted by HSC, the manufacturer of the three affected satellites, identified electrical short circuits involving tin-plated relay switches as the most probable cause of the SCP failures. The report concluded that the short circuits can occur only when several factors are concurrently present. Of the 14 satellites owned by PanAmSat that were constructed by HSC, five satellites (including PAS-4 and Galaxy VII) are the same model spacecraft as the affected satellites, and have tin-plated relay switches similar to the switches on the failed SCPs. No assurance can be given that additional SCP failures will not occur.

  On August 26, 1998, the Company's Galaxy X satellite was destroyed during the inaugural launch of the Boeing Delta III rocket which exploded shortly after liftoff. The Company plans to launch a replacement for Galaxy X, Galaxy X-R, by the fourth quarter of 1999. The Company received $250 million in insurance proceeds as a result of the failure.

  In March 1998, two cells failed in the battery system of PAS-5. The batteries' sole purpose is to power the payload and spacecraft operations during the daily eclipse periods (having a duration of one minute to a maximum of 75 minutes per day) which occur during two 40-day periods around each of March 21 and September 21. During the autumn eclipse season in 1998, additional full and partial cell failures occurred on the satellite. In future eclipse seasons, service to one or more existing full-time customers may be interrupted for brief periods which, depending upon their extent, could result in a claim by affected customers for termination of their agreements. The Company intends to submit an insurance claim for this partial loss. The Company intends to use PAS-9, an international satellite scheduled for launch in January 2000, to migrate its largest Ku-band customer from PAS-5. This will result in fewer transponders being utilized on a full-time basis on PAS-5. The Company believes that this will reduce the likelihood that full-time C-band customers on PAS-5 will experience service interruptions during upcoming eclipse seasons, although there can be no assurance that additional battery cell failures will not occur in the future.

  Also in the autumn eclipse season of 1998, a battery problem similar to the PAS-5 anomaly was detected on Galaxy VIII-i, which is the same model satellite as PAS-5. The incident resulted in the shut-off of a substantial number of transponders for brief periods during the eclipses. The Company intends to submit an insurance claim for this loss. There can be no assurance that additional battery cell failures will not occur in future eclipse seasons. The Company plans to monitor the battery cells on PAS-5 and Galaxy VIII-i during future eclipse seasons to determine whether the condition has stabilized.

  Following the launch of the Company's PAS-8 satellite, an error of the satellite's manufacturer was discovered that affected the geographical coverage or flexibility of all of the Ku-band transponders on the satellite. The impact of the error is being evaluated by the Company, and it is currently believed that certain of the transponders will not be marketable for their intended purpose, although the affected transponders may be capable of generating revenue at a reduced rate. The power of the transponders is not affected. The Company anticipates making an insurance claim for its losses. The C-band beams have not been affected by the error.

  As a result of the foregoing, the Company's satellite deployment plan has been modified to serve as an expansion, restoration and back-up plan.

SATELLITE DEPLOYMENT PLAN

  PanAmSat's Satellite Deployment Plan is intended to enable the Company to provide back-up and replacement capacity as well as expanded satellite services on an expedited basis in the United States and worldwide. PanAmSat modified its expansion plan to accommodate the back-up and restoration needs of its largest customers in light of the unforeseen technical problems that occurred during 1998 described in the previous section. PanAmSat expects to launch six additional satellites by late 2000, consisting of three new satellites for Latin America (PAS-1R, PAS-9 and Galaxy III-C) and three new satellites for the United States (Galaxy-XI, Galaxy IV-R and Galaxy X-R). Galaxy III-C will carry a payload capable of supporting services for both Latin America and the United States. One of the Company's existing satellites, SBS-5, which has reached the end of its expected life, is expected to be removed from service by mid-2000, resulting in a planned total fleet of 24 satellites, including multiple satellites in each ocean region worldwide and one in-orbit spare satellite (Galaxy VI) for the United States. The Company also will have options to procure three ground spare satellites for launch on an expedited basis.

  PanAmSat's U.S. strategy anticipates that it will launch Galaxy XI in the third quarter of 1999. Initially, Galaxy XI will be located at 99(degrees) W.L., Galaxy VI's current location. This will permit Galaxy VI to return to its original intended service as a back-up for the Company's U.S. customers. It is anticipated that Galaxy VI will be located initially at 91(degrees) W.L., where it will be co-located with Galaxy VII, and due to frequency interference, will not be capable of offering services simultaneously with Galaxy VII. Galaxy IV-R, which is expected to be launched in late 1999, will be deployed at 99(degrees) W.L. for permanent service. Upon the successful deployment of Galaxy IV-R, Galaxy-XI will be moved to 91(degrees) W.L. and Galaxy VII (which is currently located at 91(degrees) W.L.) will be moved to a new orbital location to be determined. Galaxy VI will be moved to 74(degrees) W.L. where it will continue to provide back-up services. Also in late 1999, the Company anticipates that it will launch Galaxy X-R, which will be permanently located at 123(degrees) W.L., enabling Galaxy IX to be relocated at 127(degrees) W.L. SBS-5 will then be taken out of service. In mid-2000, the Company plans to launch Galaxy III-C, which is expected to be deployed at 95(degrees) W.L. for services to the domestic U.S. and Latin America. Galaxy III-R would be moved for service at a new orbital location to be determined.

  The Company expects that PAS-9 will be launched during 2000 and will be located in the AOR. The Company's Mexico DTH customer which had contracted for service on PAS-5 instead has contracted to take service on PAS-9. The Ku-band transponders on PAS-5 will not be resold on a full-time basis, and the Company anticipates that this will minimize the disruption to PAS-5's C-band customers as a result of its battery problems. In the second half of 1999, the Company expects to launch PAS-1R, which is intended to replace and significantly expand upon the capacity offered by PAS-1, which may be used to back up PAS-1R or moved to another orbital location not yet determined. Upon the successful transition of services from PAS-6 to PAS-6B, it is anticipated that the PAS-6 satellite will be used for backup or other services from a location to be determined.

  The implementation of the plan is subject to regulatory approval by the FCC. The Company expects that after the successful launch of the previously described satellites, the revenues attributable to the Galaxy VI, Galaxy VII, PAS-5 and PAS-6 satellites will be at a reduced level compared to the Company's other satellites. The Company has not yet determined whether revenue will be adversely impacted on Galaxy III-R after the completion of the Satellite Deployment Plan. No assurance can be given that commercially suitable orbital locations will be obtained for all of these satellites. Successful implementation of the Satellite Deployment Plan is subject to risks attendant to the Company's business and the requirement of additional capital. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

  Pursuant to the Merger, aggregate consideration paid to PanAmSat International stockholders consisted of approximately $1.5 billion in cash and approximately 42.5 million shares of PanAmSat Common Stock. In connection with the Merger, the Company obtained a term loan in the amount of $1.725 billion (the "Hughes Term Loan") from Hughes Electronics, an affiliate of the Company. In addition to the Hughes Term Loan, at December 31, 1998 the Company also had long-term indebtedness of $750 million of the Notes (as defined below).

  The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has six satellites under various stages of development for which the Company has budgeted capital expenditures. See "--Risk Factors." The Company will require approximately $650 million to complete the construction, insure, and launch such satellites. In addition to funding the construction and launch of new satellites, the Company may choose to exercise certain remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. During 1998, the Company funded outlays of approximately $155.5 million in connection with the exercise of early buy-out options relating to transponders on SBS-6. In addition, if the Company were to elect to exercise its remaining early buy-out options under certain sale-leaseback transactions, it would be required to fund outlays of approximately $366 million in 1999 (including an early buy-out option for $141.3 million (including a make-whole premium of $2.7 million) relating to 22 transponders on Galaxy VII that was exercised by the Company in January 1999).

  On January 16, 1998, PanAmSat completed a private placement pursuant to Rule 144A under the Securities Act of 1933 for $750 million aggregate principal amount of debt securities (the "Offering"). The net proceeds from the Offering were used to repay bank loans incurred partially to finance a tender offer for certain debt securities of PanAmSat's subsidiaries, as well as for general corporate purposes. In August 1998, the Company converted the private securities to public debt (the "Notes") by means of a registered exchange offer.

  In connection with the Offering, the Company executed a Credit Agreement (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement amends and restates the credit agreement among the parties dated December 24, 1997 (the "Original Credit Agreement"). The Original Credit Agreement provided the Company with up to $500 million of revolving credit loans (the "Revolving Credit Loans") for five years, and up to $300 million in short-term loans maturing on April 30, 1998 (the "Term Loans"). The Credit Agreement amended the Original Credit Agreement to terminate the short-term loan facility. The Company currently has $500 million of Revolving Credit Loans available to it under the Credit Agreement less any amounts outstanding under the Commercial Paper Program as described below.

  On July 27, 1998, the Company initiated a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Credit Agreement and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. As of March 17, 1999, the Company had approximately $75 million of notes outstanding under the Commercial Paper Program.

  The Hughes Term Loan is subordinate to the notes issued in connection with the Offering, the Revolving Credit Loans and the notes issued under the Commercial Paper Program.

  PanAmSat believes that, in addition to the Commercial Paper Program, Credit Agreement, vendor financing, future cash flow from operations (assuming satellites in development are successfully launched and commence service on the schedule currently contemplated) and cash on hand, it will need additional financing of up to $200 million to fund its operations, its anticipated exercise of certain early buy-out options on certain satellite sale-leaseback transactions and its remaining costs for the construction and launch of satellites currently under development for the next twelve months. The Company intends to obtain such additional financing by increasing its current borrowing facilities or from other financing sources which may become available. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that additional vendor financing, satellite insurance proceeds, PanAmSat's future cash flow from operations and borrowings under the Commercial Paper Program and/or Credit Agreement will be sufficient to cover any shortfall in funding for future launches caused by launch failures, cost overruns, delays or other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

  Net cash provided by operating activities increased to $568.2 million in 1998, from $121.5 million in 1997, a decrease from $151.2 million in 1996. The increase in 1998 was primarily attributable to increased operating results, proceeds from insurance claims and reductions in non-cash working capital as compared to 1997. The decrease in 1997 was primarily attributable to payment of various liabilities acquired in the Merger.

  Net cash used in investing activities decreased to $576.5 million in 1998, from $1,640.0 million in 1997, an increase from $42.1 million in 1996. The decrease in 1998 was primarily attributable to the acquisition of PanAmSat International during the same period in 1997, coupled with proceeds from insurance claims received during 1998. The increase in 1997 was primarily attributable to the net cash paid in connection with the Merger and additional capital expenditures for satellite systems under development, offset by proceeds from the sale of marketable securities.

  Net cash provided by financing activities decreased to $94.1 million in 1998 from $1,610.2 million in 1997, an increase from $(109.1) million in 1996. The decrease in 1998 was primarily due to obtaining the Hughes Term Loan during the same period in 1997. The increase in 1997 was primarily due to new borrowings (including the Hughes Term Loan), offset by repayments of long-term debt in connection with the tender offer for certain debt securities of the Company's subsidiaries.

MARKET RISKS

  From time to time the Company is exposed to market risks relating to interest rate changes. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. At December 31, 1997, in connection with its debt refinancing activities, the Company entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The fair value of these financial instruments at December 31, 1997 approximated their contract value. The cost to unwind these instruments in 1998 was $9.1 million and this amount has been deferred and is being amortized to interest expense over the term of the related debt securities to which such hedges were applied.

YEAR 2000 READINESS DISCLOSURE

  Many of the world's computer systems currently use a two-digit format, as opposed to a four digit format, to indicate the year. If not modified, these computer systems will be unable to properly recognize dates beyond the year 1999, which could lead to system failures and business disruption in the U.S. and internationally. PanAmSat's Year 2000 Plan ("Y2K Plan") addresses Year 2000 issues in the following phases:

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

  PanAmSat commenced its Y2K Plan in 1997. A project team, consisting of members of the engineering, operations, and software development groups meets regularly and is in charge of plan scheduling and implementation.
Identification of susceptible systems and assessment of the corrective actions has been completed by all functional areas.

  None of the Company's primary assets, the in-orbit satellites, have date-dependent processing and therefore they are not at substantial risk due to Year 2000 issues. Station-keeping operations for the Company's satellites are not date-dependent and no real-time commands will be required at the time of the date of change.

  Correction of the TT&C software for HSC-manufactured satellites is the most significant component of the Y2K Plan. Updating the control software represents the largest element of the Y2K Plan (approximately 80% in terms of both cost and time), and of this portion approximately 60% of the update effort was assigned to a single third-party software vendor and Y2K solutions provider (The Raytheon Company). In the fall of 1998, the Company hired an additional Y2K solutions provider to expedite the modification of the control software. The Company also has dedicated in-house software staff to begin making certain necessary upgrades and modifications. While the vast majority of the software modifications and testing will be complete by mid-1999, installation of the modified software at remote TT&C sites and final testing of the entire system is not expected to be complete until the fourth quarter of 1999.

  Modification of software used to provide communications services to customers (other than satellite control software) is on schedule for mid-1999 completion. Except with respect to the third-party activities relating to satellite control software, all project coordination and systems modifications are being performed by internal personnel.

  Compliance verification requests have been sent to all identified third-party equipment and system suppliers. Over 80% of such suppliers have responded to the Company's verification requests with approximately 75% of them indicating that the systems they provided are Year 2000 compliant. PanAmSat's Y2K Plan team is working with such suppliers to correct all non-compliant systems.

  Updates of compressed digital video systems and Loral TT&C equipment are expected to be complete by the end of the first quarter of 1999. It is expected that all of these critical systems will be Year 2000 compliant by mid-1999.

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

  The Company has identified the potential loss of real-time satellite control software functionality as a reasonably likely worst case scenario. Preliminary contingency plans are being developed involving the use of back-dated processors to operate the satellite control systems, which would result in slightly higher operation costs until any remaining Year 2000 problems are corrected. In addition, satellite control may be handled manually. The Company is confident that either of these methods would provide adequate satellite control, but the Company has not completed its evaluation of the risks associated with these station-keeping methods. The Company expects to complete the preparation of formal contingency plans by mid-1999.

  Internal efforts on Y2K projects have had a minimal impact on other non-Y2K IT and non-IT projects. Any transition of activities currently being performed by third-party Y2K solutions providers to internal resources could delay some internal software projects.

  The Y2K Plan is funded from cash flows from the Company's operations and is currently in line with budgeted amounts. Approximately $450,000 has been incurred to date in connection with the Y2K Plan. Of this amount, approximately $250,000 was incurred in 1998 and $200,000 during 1997. The total remaining cost through completion of the Y2K Plan is expected to be approximately $2.1 million, including anticipated third-party costs. If additional Y2K solutions providers become necessary for remediation of satellite control software, the cost of the Y2K Plan will increase.

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

RISK FACTORS

  Risks Associated with Technology. Satellites are subject to significant risks related to delayed and failed launches and in-orbit failures. Of the 29 satellite launches by PanAmSat or its predecessors since 1983, the Company has experienced four launch failures and one in-orbit failure. Each of these satellites was insured in an amount sufficient to substantially recover the Company's investment therein. A significant delay in the delivery or launch of any future satellite would adversely affect the Company's marketing plan for such satellite. Delays can result from the construction of satellites and launch vehicles, launch failures, the periodic unavailability of reliable launch opportunities and possible delays in obtaining regulatory approvals. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. The occurrence of a launch failure results in a significant delay in the deployment of a particular satellite because of the need both to construct a replacement satellite and obtain another launch opportunity. A significant delay in the launch of any of PanAmSat's satellites could enable customers who pre-purchased or agreed to lease capacity of such satellites to terminate their contracts.

  Certain launch vehicles present special risks to the Company. Certain launch vehicles scheduled to be used by PanAmSat have unproven track records and are susceptible to certain risks associated with new launch vehicles. For example, Sea Launch is a launcher that may be used by PanAmSat to launch satellites within the next year. Sea Launch is a joint venture among Boeing, Kvaerner A.S., RSC-Energia and the NPO-Yuzhnoye space concern. This launch will utilize a three-stage launch vehicle launched from a new semi-submersible launch platform in the Pacific Ocean near the equator. The first two stages of the Sea Launch vehicle will be based upon prior generations of NPO-Yuzhnoye's Zenit launch vehicle, and the third stage will be based upon prior generations of the fourth stage of RSC Energia's Proton launch vehicle. Although a successful demonstration launch was completed in March 1999, this launcher has no commercial launch history, which poses heightened risks, including potential launch delays and failures.

  There can be no assurance that PanAmSat's planned launches will be successful or will occur on schedule. See "--Satellite Deployment Plan" and "Item 1. Business--The Satellites" for a discussion of the Company's Satellite Deployment Plan and related launch schedule. A trade agreement between the United States and Russian governments limits the number of satellites manufactured in the United States which may be launched aboard Russian launch vehicles through the end of the year 2000, which could impact PanAmSat launches on Russian rockets. Although PanAmSat's Russian launch provider has informed the Company that it is seeking to have the limit raised or eliminated, there can be no assurance that such modification will be achieved, which could result in a launch delay or increased launch costs. In addition, Congress is currently investigating certain foreign launches of U.S.- manufactured satellites. Although the Company does not believe that any of its launch providers have been implicated in the investigation, there can be no assurance that future launches by non-U.S. providers will not be adversely affected by this investigation, including the possibility of significant launch delays. All of the Company's planned launches are scheduled to occur on non-U.S. launchers. The failure to implement the Satellite Deployment Plan on schedule could have a material adverse affect on the Company's business.

  Satellites are also subject to risks after they have been properly deployed and put into operation. The likelihood of in-orbit failure may be heightened by PanAmSat's use on certain of its satellites of new technology. Galaxy XI, Galaxy III-C and PAS-1R are scheduled to be Hughes-manufactured HS-702 model spacecraft. The HS-702 model has an unproven track record and may be susceptible to certain risks related to its new technology. There can be no assurance that PanAmSat's planned use of HS-702 model spacecraft will be successful.

  Although the Company obtains launch insurance policies designed to cover the cost to construct, launch and insure replacement satellites, there is a risk that certain losses may not be covered by the Company's policies. Typically, PanAmSat's launch policies are effective for three years from the date of a satellite launch. During that time, if a covered malfunction occurs, but no loss is incurred until after the expiration of the policy, the launch insurance policy will not cover the loss, and a subsequent in-orbit policy obtained may either exclude losses related to the known event or impose deductibles that exceed the loss associated with the event. See "Item 1. Business--The Satellites--Insurance."

  For a detailed discussion of certain spacecraft health issues which affect the Company's satellite fleet and the Company's related Satellite Deployment Plan, see "--Spacecraft Developments," "--Satellite Deployment Plan," and "Item 1. Business--The Satellites." The implementation of the Satellite Deployment Plan is subject to regulatory approval by the FCC. The Company expects that after the completion of the Satellite Deployment Plan, the revenues attributable to the Galaxy VI, Galaxy VII, PAS-5 and PAS-6 satellites will be at reduced levels compared to the Company's other satellites. The Company has not yet determined whether revenue will be adversely impacted on Galaxy III-R after completion of the Satellite Deployment Plan. No assurance can be given that commercially suitable orbital locations will be obtained for these satellites. Successful implementation of the Satellite Deployment Plan is subject to risks attendant to the Company's business and the requirement of additional capital. See "--Liquidity and Capital Resources" and "--Regulatory Risks."

  Regulatory Risks. The satellite industry is highly regulated both in the United States and internationally. PanAmSat is subject to the regulatory authority of the U.S. government (primarily the FCC) and the national communications authorities of the countries in which it operates. The business prospects of PanAmSat could be adversely affected by the adoption of new laws, policies, regulations, or changes in the interpretation or application of existing laws, policies or regulations, that modify the present regulatory environment. While PanAmSat has generally been successful in obtaining necessary licenses, there can be no assurance that PanAmSat will obtain all requisite regulatory approvals for the construction, launch and operation of any of PanAmSat's future satellites and for the orbital slots planned for these satellites or, if obtained, that such licenses will not impose operational restrictions on PanAmSat. Nor can there be any assurance that PanAmSat will succeed in coordinating any or all of its future satellites internationally. PanAmSat's successful implementation of the Satellite Deployment Plan depends upon the Company's ability to obtain regulatory authorization to operate its satellites at certain locations. No assurance can be made that PanAmSat will obtain all of the authorizations necessary for the completion of the Satellite Deployment Plan. The failure to implement the Satellite Deployment Plan on schedule could have a material adverse affect on the Company's business. See "Item 1. Business--Government Regulation."

  Regulatory schemes in countries in which PanAmSat operates may impose impediments to the Company's operations. PanAmSat, its customers or companies with which PanAmSat does business must have authority from each country in which PanAmSat provides services or its customers use its satellites. Although PanAmSat believes that it, its customers and/or companies with which it does business presently hold the requisite licenses and approvals for the countries in which it currently provides services, the regulatory schemes in each country are different and thus there may be instances of noncompliance of which PanAmSat is not aware. In addition, portions of PanAmSat's present and future satellites are designed to provide service to countries in which regulatory impediments exist. Although PanAmSat believes these regulatory schemes will not prevent it from pursuing its business plan, there can be no assurance that any current regulatory approvals held by PanAmSat are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which the Company wishes to operate its new satellites or that restrictions applicable thereto will not be unduly burdensome. See "Item 1. Business--
 Government Regulation."

  Certain of the frequencies that are intended to be used to uplink to PAS-7, PAS-6 and Galaxy VIII-i must be coordinated with the U.S. government on an earth-station-by-earth-station basis to ensure that harmful interference to government operations is minimized. PanAmSat has undertaken such coordination and believes that it will either be able to coordinate successfully with federal government users or to institute operational solutions that will mitigate the problem, but there can be no assurance that PanAmSat's efforts will be successful.

  PanAmSat has received conditional regulatory approval for the orbital slot of 72(degrees) E.L. from the FCC, which approval is subject to a full financial showing and demonstration of consultation with Intelsat. It is unlikely that PAS-7 will be permitted to operate its C-band transponders until certain coordination issues are resolved with the Russian Federation. Certain of the Ku-band downlink beams on PAS-8 include coverage, at very low power levels, of the west coast of the United States and of Hawaii. Because the Ku-band frequencies on these beams are allocated in the United States to the BSS, PanAmSat's coverage of the United States is on a "non-conforming use" basis, requiring that PanAmSat not interfere with, and accept interference from, any authorized users in the United States.

  The FCC gives a "replacement expectancy" with respect to the use of the same orbital location at the same frequencies for replacement satellites. This replacement expectancy may increase the likelihood that PanAmSat will be able to use PAS-1R to expand the frequencies or coverages employed by PAS-1 at 45(degrees) W.L.; however, no assurance can be given that the Company will be successful at expanding such frequencies and coverages. SBS-4's FCC license expired in 1994, and the satellite is operated pursuant to grants of special temporary authority that are renewed periodically. Following the failure of Galaxy IV, the FCC granted the Company special temporary authority to relocate Galaxy VI from 74(degrees) W.L. to 99(degrees) W.L. to provide replacement C-band capacity. Currently, the Company anticipates relocating Galaxy VI to 91(degrees) W.L., subject to applicable regulatory approvals. Once slots have been identified, the Company plans to apply for temporary authority to operate at such locations until other satellites are authorized for, and commence operations at, such slots. The Company has received special temporary authority to relocate Brasilsat A1 from 79(degrees) W.L. to 144(degrees) W.L. and to operate Brasilsat A1 at the new orbital location.

  Litigation. See "Item 3. Legal Proceedings."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risks."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   35
Consolidated Statements of Income for Each of the Three Years Ended Decem-
 ber 31, 1998.............................................................   36
Consolidated Balance Sheets--December 31, 1998 and 1997...................   37
Consolidated Statements of Changes in Stockholders' Equity for Each of the
 Three Years Ended December 31, 1998......................................   39
Consolidated Statements of Cash Flows for Each of the Three Years Ended
 December 31, 1998........................................................   40
Notes to Consolidated Financial Statements................................   41

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of PanAmSat Corporation

  We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Stamford, Connecticut
January 15, 1999

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     1998      1997      1996
                                                   --------  --------  --------
REVENUES:
 Operating leases, satellite services and other..  $736,624  $558,622  $319,084
 Outright sales and sales-type leases............    30,639    71,317   163,686
                                                   --------  --------  --------
  Total revenues.................................   767,263   629,939   482,770
                                                   --------  --------  --------
OPERATING COSTS AND EXPENSES:
 Cost of outright sales and sales-type leases....       --     20,476    52,969
 Leaseback expense, net of deferred gains........    47,223    61,907    59,927
 Depreciation and amortization...................   234,945   149,592    58,523
 Direct operating costs..........................    96,510    61,199    34,794
 Selling, general and administrative expenses....    70,251    42,561    34,119
                                                   --------  --------  --------
  Total operating costs and expenses.............   448,929   335,735   240,332
                                                   --------  --------  --------
INCOME FROM OPERATIONS...........................   318,334   294,204   242,438
INTEREST EXPENSE--Net............................   (97,788)  (30,973)   (4,903)
OTHER INCOME.....................................       --        385     2,184
                                                   --------  --------  --------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM..............................   220,546   263,616   239,719
INCOME TAXES.....................................    95,940   117,325    89,895
                                                   --------  --------  --------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY
 ITEM............................................   124,606   146,291   149,824
MINORITY INTEREST--Subsidiary preferred stock
 dividend........................................       --     12,819       --
                                                   --------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM.................   124,606   133,472   149,824
EXTRAORDINARY ITEM--LOSS ON EXTINGUISHMENT OF
 DEBT, NET OF TAX................................       --     20,643       --
                                                   --------  --------  --------
NET INCOME.......................................  $124,606  $112,829  $149,824
                                                   ========  ========  ========
EARNINGS PER COMMON SHARE--Basic and diluted.....  $   0.83
                                                   ========
Weighted average common shares outstanding.......   149,564
                                                   ========




                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             1998       1997
                                                          ---------- ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $  177,542 $   91,739
  Accounts receivable--net...............................     63,326     41,030
  Net investment in sales--type leases...................     22,595     27,757
  Prepaid expenses and other.............................     38,692     77,891
  Deferred income taxes..................................     36,438     46,940
                                                          ---------- ----------
    Total current assets.................................    338,593    285,357
                                                          ---------- ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Net.........  2,895,191  2,506,082
NET INVESTMENT IN SALES--TYPE LEASES.....................    173,382    324,689
GOODWILL--Net of amortization............................  2,433,538  2,498,498
DEFERRED CHARGES.........................................     49,793     67,808
                                                          ---------- ----------
TOTAL ASSETS............................................. $5,890,497 $5,682,434
                                                          ========== ==========





                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              1998       1997
                                                           ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...............  $   88,005 $   43,226
  Deferred gains on sale-leasebacks......................      34,303     42,870
  Deferred revenues......................................      21,294     18,822
                                                           ---------- ----------
    Total current liabilities............................     143,602    104,918
                                                           ---------- ----------
DUE TO AFFILIATES (PRINCIPALLY MERGER RELATED INDEBTED-
 NESS)...................................................   1,788,353  1,802,195
LONG-TERM DEBT...........................................     750,056    609,116
DEFERRED GAINS ON SALE-LEASEBACKS........................     121,477    191,882
DEFERRED INCOME TAXES....................................     231,373    179,267
DEFERRED CREDITS AND OTHER (PRINCIPALLY CUSTOMER DEPOSITS
 AND DEFERRED REVENUE)...................................     111,239    134,036
ACCRUED OPERATING LEASEBACK EXPENSE......................      55,982    100,184
                                                           ---------- ----------
TOTAL LIABILITIES........................................   3,202,082  3,121,598
                                                           ---------- ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--400,000,000 shares
   authorized;
   149,231,121 and 149,135,654 outstanding at December
   31, 1998 and 1997, respectively.......................       1,492      1,491
  Additional paid-in-capital.............................   2,504,316  2,501,344
  Retained earnings......................................     182,607     58,001
                                                           ---------- ----------
    Total stockholders' equity...........................   2,688,415  2,560,836
                                                           ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............  $5,890,497 $5,682,434
                                                           ========== ==========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK
                                             PAR VALUE
                                         ------------------
                              PARENT                        ADDITIONAL
                            COMPANY'S                        PAID-IN   RETAINED
                          NET INVESTMENT   SHARES    AMOUNT  CAPITAL   EARNINGS
                          -------------- ----------- ------ ---------- --------
BALANCE, JANUARY 1,
 1996...................   $   761,391
Net distribution to Par-
 ent....................      (109,122)
Net income..............       149,824
                           -----------
BALANCE, DECEMBER 31,
 1996...................       802,093
                           -----------
Net income prior to
 Merger.................        54,828                                 $(54,828)
Net contributions from
 Parent.................       370,424                                      --
Capitalization in con-
 nection with Merger....    (1,227,345)  149,122,807 $1,491 $2,500,854      --
Additional issuance of
 common stock...........           --         12,847    --         490      --
Net income..............           --            --     --         --   112,829
                           -----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1997...................           --    149,135,654  1,491  2,501,344   58,001
                           -----------   ----------- ------ ---------- --------
Additional issuance of
 common stock...........           --         95,467      1      2,972      --
Net income..............           --            --     --         --   124,606
                           -----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1998...................   $       --    149,231,121 $1,492 $2,504,316 $182,607
                           ===========   =========== ====== ========== ========



                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                              1998         1997        1996
                                           -----------  -----------  ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVI-
 TIES:
 Net income............................... $   124,606  $   112,829  $ 149,824
 Adjustments to reconcile net income to
  net cash provided by operating activi-
  ties:
 Cost of outright sales...................         --           --      14,523
 Gross profit on sales--type leases.......         --       (33,180)   (51,802)
 Depreciation and amortization............     234,945      149,592     58,523
 Deferred income taxes....................      62,608      129,065    (21,399)
 Amortization of gains on sale-leasebacks.     (36,140)     (42,870)   (41,559)
 Amortization of debt issuance costs......       6,105        3,600        --
 Provision for uncollectible receivables..      (4,943)         --       1,315
 Interest expense capitalized.............     (59,947)     (80,468)   (14,613)
 Insurance proceeds (net of $257.6 million
  of satellite costs).....................     184,026          --         --
 Minority interest........................         --        12,819        --
 Extraordinary item.......................         --        20,643        --
 Changes in assets and liabilities, net of
  acquired assets and liabilities:
  Collections on investments in sales-type
   leases.................................      43,139       21,978     31,204
  Operating lease and other receivables...     (20,103)      (8,086)    (6,053)
  Prepaid expenses and other assets.......      48,296      (23,683)     1,725
  Accounts payable and accrued liabili-
   ties...................................      21,066     (119,428)      (935)
  Accrued operating leaseback expense.....     (17,079)      (7,657)    38,738
  Deferred revenues and other.............     (18,406)     (13,678)    (8,253)
                                           -----------  -----------  ---------
   Net cash provided by operating activi-
    ties..................................     568,173      121,476    151,238
                                           -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PanAmSat International,
  net of cash acquired....................         --    (1,486,266)       --
 Capital expenditures.....................    (678,593)    (541,879)  (294,122)
 Proceeds from sale-leaseback of satellite
  transponders............................         --           --     252,000
 Proceeds from sales of marketable securi-
  ties....................................         --       388,173        --
 Early buy-out of sale-leaseback..........    (155,530)         --         --
 Net book value of satellites recovered
  through insurance.......................     257,605          --         --
                                           -----------  -----------  ---------
   Net cash used in investing activities..    (576,518)  (1,639,972)   (42,122)
                                           -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (including acquisition
  borrowings of $1.725 billion in 1997)...   1,165,000    2,349,336        --
 Net contributions from (distributions to)
  parent company..........................         --           --    (109,122)
 Parent company contributions prior to the
  Merger..................................         --       370,424        --
 Repayments of long-term debt.............  (1,024,060)  (1,082,952)       --
 Repayments of incentive obligations......     (30,632)      (9,842)       --
 Debt issuance costs......................     (19,132)     (17,250)       --
 Stock issued to 401(k) plan..............       2,972          490        --
                                           -----------  -----------  ---------
   Net cash provided by (used in) financ-
    ing activities........................      94,148    1,610,206   (109,122)
                                           -----------  -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................      85,803       91,710         (6)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.....................................      91,739           29         35
                                           -----------  -----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.... $   177,542  $    91,739  $      29
                                           ===========  ===========  =========

                 See notes to consolidated financial statements

                             PANAMSAT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

  BASIS OF PRESENTATION--Effective May 16, 1997, PanAmSat Corporation (the "Company") acquired the business of PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) ("PanAmSat International"). In connection with the acquisition, the net assets of the Galaxy Business of Hughes Communications, Inc. (the "Galaxy Business") were contributed to the Company. (As used herein, the Company refers to the business and operations of PanAmSat International Systems, Inc., formerly known as PanAmSat Corporation, and the Galaxy Business, its predecessor entity.) The consideration paid to PanAmSat International's common stockholders consisted of $1.5 billion in cash and 42.5 million shares of common stock of the Company having an estimated value of $1.3 billion. The acquisition of PanAmSat International was accounted for as a purchase and its operating results have been consolidated from the date of acquisition. The purchase price exceeded the estimated fair value of PanAmSat International's net assets (principally satellites) by approximately $2.5 billion, which has been allocated to goodwill and is being amortized on a straight-line basis over forty years.

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

  In connection with the transactions described above, the Company borrowed $1.725 billion from Hughes Electronics Corporation ("Hughes"), a wholly-owned subsidiary of General Motors Corporation ("GM"), which then owned 71 1/2% of the Company's common stock. The Hughes borrowings initially had a term of three years, a floating interest rate of London Interbank Offered Rate ("LIBOR") plus 2% and quarterly principal payments of $50 million which commenced in August 1998. (See Note 7 for a description of certain modifications made to the terms of these borrowings.)

  As a result of the merger transactions described above (the "Merger"), the Company acquired the indebtedness of PanAmSat International consisting primarily of 9 3/4% Senior Secured Notes due 2000 and 11 3/8% Senior Subordinated Discount Notes due 2003, as well as its 12 3/4% Mandatorily Exchangeable Senior Redeemable Preferred Stock due 2005 (the "Preferred Stock"). During the third quarter of 1997, PanAmSat International exchanged the Preferred Stock into 12 3/4% Senior Subordinated Notes due 2005. These debt instruments are collectively referred to as the "Old Notes." (See Note 5 for a discussion of the refinancing of the Old Notes.)

  The principal components of the Merger were as follows (in millions):

   Fair value of assets acquired (excluding goodwill)................... $1,955
   Goodwill.............................................................  2,470
   Fair value of liabilities assumed (including the Old Notes).......... (1,425)
   Fair value of common stock issued.................................... (1,275)
   Subtotal-debt issued in connection with the Merger...................  1,725
   Less: Cash acquired..................................................   (239)
                                                                         ------
   Net cash paid in connection with the Merger.......................... $1,486
                                                                         ======

                             PANAMSAT CORPORATION

   Unaudited pro forma summary results of operations as if PanAmSat International had been acquired at the beginning of 1996 are presented below (in thousands, except per share data):

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

  The unaudited pro forma results of operations include adjustments to reflect the issuance of certain indebtedness related to the Merger, fair value adjustments and the recognition of goodwill associated with the transaction. The unaudited pro forma results exclude the impact of PanAmSat International's $225 million pre-tax gain on the sale of the DTH Rights, as well as certain professional and advisory fees and other expenses incurred by PanAmSat International in connection with the Merger totaling $31.6 million, both of which are nonrecurring items which are not indicative of the Company's ordinary course of business. The pro forma earnings per share amounts for the years ended December 31, 1997 and 1996 are calculated on a basic and diluted basis using the pro forma average number of common shares assumed to be outstanding during the periods.

  On May 1, 1998, Hughes increased its beneficial ownership of the Company from approximately 71.5% to approximately 81% through the purchase of approximately 11.2 million shares of common stock from the shareholder that previously acquired the DTH Rights, and 2.9 million shares of common stock from a group of founding shareholders of PanAmSat International, which included certain officers of the Company. These shares were purchased for an aggregate amount of $851.0 million or $60 per share.

  DESCRIPTION OF THE BUSINESS--PanAmSat is the world's largest commercial provider of satellite-based communications services through its global network of 19 satellites that provide state-of-the-art telecommunications services for customers worldwide. The Company is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, South Asia and the Asia-Pacific region. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

  Prior to the Merger, the Galaxy Business was an operating division of a wholly-owned subsidiary of Hughes and its financial information for these periods was derived from the historical financial statements of the subsidiary based upon assumptions that the Company's management believes represent a reasonable basis for presenting results of operations and financial position. Financial data for these periods also included the allocation of certain corporate expenses of Hughes and its wholly-owned subsidiary based upon a systematic allocation process that was uniformly applied to similar operating business units of Hughes.

2. SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported

                             PANAMSAT CORPORATION
therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

  REVENUE RECOGNITION--The Company enters into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Virtually all contracts stipulate payment terms in U.S. dollars.

  Pursuant to an outright sale contract, all rights and title to a transponder may be purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the transponder is removed and charged to cost of sales. Contracts for the sale of transponders include a telemetry, tracking and control ("TT&C") service agreement with the customer.

  Lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of sales. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $31 million, $38 million and $41 million is included in sales-type lease revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

  Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are recognized on a straight-line basis over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the Company is not obligated to refund operating lease payments previously made.

  The Company has entered into sale-leaseback agreements for the sale of certain of its satellite transponders that are subject to operating leases. Gains resulting from such transactions are deferred and amortized over the leaseback period. Leaseback expense is recorded using the straight-line method over the term of the lease, net of amortization of the deferred gains. Differences between operating leaseback payments made and expense recognized are deferred and included in accrued operating leaseback expense.

  Future cash payments expected from customers under all long-term arrangements described above aggregate approximately $6.3 billion as of December 31, 1998, including approximately $400 million relating to agreements on satellites that are under construction at December 31, 1998 and are expected to be launched within twelve months.

  FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

  At December 31, 1997, in connection with its debt refinancing activities, the Company entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they were

                             PANAMSAT CORPORATION
applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The fair value of these financial instruments at December 31, 1997 approximated their contract value. The cost to unwind these instruments in 1998 was $9.1 million and this amount has been deferred and is being amortized to interest expense over the terms of the related debt securities.

  CONCENTRATION OF CREDIT RISK--The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses which are charged to selling, general and administrative expenses. The currency in which the majority of the contracts are denominated is the U.S. dollar. Revenues derived from affiliates of Hughes comprised approximately 16% of total revenues in 1998. No unaffiliated customer provides the Company with revenues in excess of 10% of total revenues.

  CASH AND CASH EQUIVALENTS--Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

  Supplemental cash flow information for 1998 and 1997 (the years in which the Company was a separate operating company) is as follows (in thousands):

                                                                1998     1997
                                                              -------- --------
   Cash received for interest................................ $ 13,364 $ 22,229
                                                              ======== ========
   Cash paid for interest.................................... $138,678 $109,858
                                                              ======== ========
   Cash paid for taxes....................................... $  3,425 $105,218
                                                              ======== ========

  ACCOUNTS RECEIVABLE--Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $6.0 million and $1.0 million at December 31, 1998 and 1997, respectively.

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

  The estimated useful lives of the satellites are determined by an engineering analysis performed at the initial in-service dates. As the telecommunications industry is subject to rapid technological change, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. If a significant change in the estimated useful lives is identified, the Company accounts for such changes on a prospective basis.

                             PANAMSAT CORPORATION

  EVALUATION OF LONG-LIVED ASSETS--The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets.

  DEBT ISSUANCE COSTS--Included in Deferred Charges in the accompanying balance sheet are debt issuance costs of $29.9 million and $17. 3 million at December 31, 1998 and 1997, respectively. These costs are being amortized to interest expense on a straight line basis over the life of the related indebtedness and the accumulated amortization at December 31, 1998 and 1997 amounted to $8.6 million and $3.6 million, respectively.

  GOODWILL--Goodwill is primarily related to the acquisition of PanAmSat International and is being amortized over 40 years. Accumulated amortization was $142.8 million and $77.8 million at December 31, 1998 and 1997, respectively.

  DEFERRED REVENUES--The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

  TRANSPONDER INSURANCE--The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the replacement value of its owned satellite transponders. Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to three years.

  INCOME TAXES--The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. Beginning in 1998, the Company and its subsidiaries joined with Hughes and GM in filing a consolidated U.S. Federal income tax return. Under the tax sharing agreement with Hughes, the portion of the Hughes consolidated tax liability recorded by PanAmSat is generally equivalent to the liability it would have incurred on a separate return basis. From the Merger date in 1997 and up to the date upon which Hughes became an 81% shareholder in PanAmSat, the Company and its domestic subsidiaries filed a separate consolidated U.S. Federal income tax return.

  Prior to the Merger, Hughes Communications, Inc. (which owned the Galaxy Business), along with other Hughes subsidiaries, joined with GM in filing a consolidated U.S. Federal tax return. Current and deferred income taxes were computed by Hughes and allocated to the Company in accordance with principles established by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Hughes paid the Company's share of the consolidated income tax liability. The income taxes that would have been paid by the Company if it were a separate taxpayer but were not paid under the Hughes policy resulted in an increase in the parent company's net investment.

  EARNINGS PER SHARE--The Company reports its earnings per share in accordance with SFAS No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and modifies the presentation of earnings per share ("EPS") on the face of the income statement. As the Company was an operating division of Hughes for all periods prior to the Merger, EPS data for the years ended December 31, 1997 and 1996 have not been presented.

  STOCK-BASED COMPENSATION--As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                             PANAMSAT CORPORATION

  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION--As indicated in Note 1, the Company operates in a single industry segment which is to provide satellite-based telecommunications services to customers on a worldwide basis. Substantially all of the Company's operations are in the United States. The geographic distribution of the Company's revenues for 1998 and 1997 was as follows:

                                                                       1998  1997
                                                                       ----  ----
   United States......................................................  59%   72%
   Latin America......................................................  21%   13%
   Asia...............................................................  11%    5%
   Other..............................................................   9%   10%

  Prior to the Merger, substantially all of the Company's revenues were derived from U.S. customers.

  NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. PanAmSat will adopt SFAS No. 133 by January 1, 2000, as required. Management is currently assessing the impact of this statement on PanAmSat's operations and financial position.

  RECLASSIFICATION--Certain prior period amounts have been reclassified to conform with the current year's presentation.

3. NET INVESTMENT IN SALES-TYPE LEASES

  The components of the net investment in sales-type leases are as follows (in thousands):

                                                              DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
   Total minimum lease payments........................... $ 301,878  $ 662,453
   Allowance for doubtful accounts........................   (10,562)   (12,897)
   Less unearned interest income..........................   (95,339)  (297,110)
                                                           ---------  ---------
   Total net investment in sales-type leases..............   195,977    352,446
   Less current portion...................................   (22,595)   (27,757)
                                                           ---------  ---------
                                                           $ 173,382  $ 324,689
                                                           =========  =========

  Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 1998 are as follows (in thousands):

                                                              MINIMUM   SERVICE
                                                               LEASE   AGREEMENT
                                                              PAYMENTS PAYMENTS
                                                              -------- ---------
   1999...................................................... $ 46,134  $ 4,520
   2000......................................................   44,727    5,700
   2001......................................................   45,811    5,700
   2002......................................................   44,919    5,700
   2003......................................................   43,391    5,700
   2004 and thereafter.......................................   76,896   10,445
                                                              --------  -------
                                                              $301,878  $37,765
                                                              --------  -------

                             PANAMSAT CORPORATION

4. SATELLITES AND OTHER PROPERTY AND EQUIPMENT--NET

  The Company's principal operating assets consist of satellites in service, summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1998         1997
                                                        -----------  ----------
   Satellite transponders under lease.................. $ 2,142,710  $1,713,409
   Satellite systems under development.................   1,088,861   1,038,886
   Buildings and leasehold improvements................      44,253      42,078
   Machinery and equipment.............................     171,642     136,989
   Other...............................................      14,307      11,406
                                                        -----------  ----------
                                                          3,461,773   2,942,768
   Less accumulated depreciation.......................    (566,582)   (436,686)
                                                        -----------  ----------
                                                        $ 2,895,191  $2,506,082
                                                        ===========  ==========

  At December 31, 1998, the Company had contracts for the construction and development of six satellites with Hughes. Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The satellite construction contracts contain provisions that would enable the Company to terminate the contracts both with and without cause. If terminated without cause, the Company would forfeit its progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

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

  The Company has experienced various technical incidents on a number of its in-orbit satellites. These incidents generally have resulted in one or more of the following: (i) a limitation or total loss of the satellite's ability to provide the full complement of services that it was designed to provide, (ii) material reduction to the satellite's expected orbital life, or (iii) a reduction in certain of the satellite's on-board redundant systems making it more exposed to potential damage in the event of an additional incident.

  In May 1998, the Company experienced the total loss of its Galaxy IV spacecraft when a system aboard the spacecraft failed, and a redundant onboard system failed to take control of the spacecraft because it had been rendered inoperable as a result of a prior undetected failure of this component. Additionally, in August 1998, the Company experienced the total loss of its Galaxy X satellite that it was attempting to launch when the launch vehicle carrying the satellite failed and exploded. Whenever the Company experiences a satellite anomaly or failure, management conducts an investigation of the cause of the event and determines the effects that the anomaly may have on the carrying value of its satellite and other assets and liabilities. The Company has insurance coverage that generally reimburses the Company for all or a substantial portion of the carrying value of the net assets that are affected by the anomaly. During 1998, the Company received insurance proceeds of

                             PANAMSAT CORPORATION

$441.6 million resulting from insurance claims and disposed of the carrying value of the related assets as follows (in millions):

                                         DISPOSITION NET BOOK VALUE OF:
                                      -------------------------------------
                                                                                   EXCESS/
                                                                     OTHER     (DEFICIENCY) OF
                            INSURANCE           NET INVESTMENT IN  ASSETS OR  PROCEEDS OVER NET
                            PROCEEDS  SATELLITE SALES-TYPE LEASES LIABILITIES    BOOK VALUE
                            --------- --------- ----------------- ----------- -----------------
   Galaxy IV...............  $ 162.5   $ 56.8         $72.2          $39.8          $(6.3)
   Galaxy X................    250.0    171.7          43.8           28.4            6.1
   PAS 6...................     29.1      --            --             --             --
                             -------
                             $ 441.6
                             =======

The insurance proceeds relating to the PAS-6 anomaly were recorded as a reduction in the carrying value of the PAS-6 satellite.

  Future minimum lease payments due from customers under non-cancelable operating leases on completed satellites, exclusive of sublease payments reported below are as follows (in thousands):

                                                               DECEMBER 31, 1998
                                                                 MINIMUM LEASE
                                                                   PAYMENTS
                                                               -----------------
   1999.......................................................    $   656,867
   2000.......................................................        577,565
   2001.......................................................        556,538
   2002.......................................................        541,796
   2003.......................................................        531,727
   2004 and thereafter........................................      2,336,018
                                                                  -----------
                                                                  $ 5,200,511
                                                                  -----------

  In February 1996, the Company entered into a sale-leaseback agreement for certain transponders on Galaxy III-R with General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Proceeds from the sale were $252 million and the sale resulted in a deferred gain of $109.0 million which was deferred and is being amortized over the seven year leaseback period. In prior years, the Company entered into sale-leaseback agreements for the sale of certain transponders on SBS-6 and Galaxy VII, resulting in deferred gains which are being amortized over the expected term of the leaseback periods. The Company's obligations under each sale-leaseback arrangement are guaranteed by GM (as successor-in-interest to Hughes). In connection with the Merger, the Company agreed to pay and indemnify GM for performing any of its obligations under such guarantees. In 1998, the Company exercised its early buy-out options for certain transponders on the SBS-6 transaction and repurchased the transponders for total payments of $155.5 million. In January 1999, the Company exercised an early buy-out option for $141.3 million (including a make-whole premium of $2.7 million) related to certain transponders on Galaxy VII, and has remaining early buy-out options of approximately $227 million on Galaxy III-R and Galaxy VII (plus a make-whole premium (on the Galaxy VII transaction only) in the event notes issued by the owners of the transponders are prepaid by the Company rather than assumed at the time of repurchase) that can be exercised later in 1999.

                             PANAMSAT CORPORATION

  As of December 31, 1998, the future minimum lease amounts payable to lessors under the sale-leaseback agreements and the future minimum payments due from sublessees under noncancelable subleases are as follows (in thousands):

                                                              DECEMBER 31, 1998
                                                              ------------------
                                                              LEASEBACK SUBLEASE
                                                               AMOUNTS  PAYMENTS
                                                              --------- --------
   1999...................................................... $  90,891 $ 91,865
   2000......................................................   120,261   88,365
   2001......................................................    71,864   79,008
   2002......................................................   110,897   70,238
   2003......................................................    26,630   44,100
   2004 and thereafter.......................................       --       --
                                                              --------- --------
                                                              $ 420,543 $373,576
                                                              ========= ========

5. LONG-TERM DEBT

  As of December 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                              1998                 1997
                                      -------------------- --------------------
                                        BOOK   FAIR MARKET   BOOK   FAIR MARKET
                                       VALUE      VALUE     VALUE      VALUE
                                      -------- ----------- -------- -----------
   6% Notes due 2003................  $200,000  $196,310   $    --   $    --
   6 1/8% Notes due 2005............   275,000   268,076        --        --
   6 3/8% Notes due 2008............   150,000   146,253        --        --
   6 7/8% Notes due 2028............   125,000   118,080        --        --
   Borrowings under bank agreement..       --        --     600,000   600,000
   Other............................        56        56      9,116     9,116
                                      --------  --------   --------  --------
                                       750,056   728,775    609,116   609,116
   Less current maturities (included
    in accounts payable and accrued
    liabilities)....................       --        --         --        --
                                      --------  --------   --------  --------
                                      $750,056  $728,775   $609,116  $609,116
                                      ========  ========   ========  ========

  Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to the Company for debt with similar maturities and similar terms.

  In December 1997, the Company completed a debt tender offer and restructuring program (the "Program") for the Old Notes. In connection with the Program, the Company purchased approximately 99% of the principal amount of each class of the Old Notes then outstanding. The Company also entered into a bank borrowing agreement (the "Bank Agreement") that provided for bridge loans of up to $300 million (terminating in April 1998) and loans of up to $500 million under a five-year revolving credit facility (the "Revolving Credit Loans"). Using $600 million in borrowings under the Bank Agreement (including $100 million under the bridge loans) and available cash (including cash from the liquidation of certain marketable securities), the Company retired Old Notes having a principal value of approximately $1.1 billion. The debt refinancing Program resulted in the recognition of an extraordinary charge of $20.6 million ($34.3 million before taxes) related principally to the excess of the price paid for the debt over its carrying value, net of any deferred financing costs and fair value adjustments recognized in connection with the Merger.

  In January 1998, the Company borrowed an additional $125 million under the Bank Agreement principally for the purpose of exercising an early buy-out option on a sale-leaseback agreement. Also in January 1998, the

                             PANAMSAT CORPORATION

Company completed a private placement debt offering for five, seven, ten and thirty year notes aggregating $750 million (the "Notes Offering"), the proceeds of which were used to retire all of the outstanding borrowings under the Bank Agreement. As a result of the Notes Offering, the bridge loan under the Bank Agreement terminated, and the five year revolving credit facility remains in place to be used for future borrowings, or as a back-up facility for a commercial paper program. In August 1998, the Company converted the private placement debt to public debt by means of a debt exchange offer.

  In July 1998, the Company launched a $500 million Commercial Paper program to provide for short-term borrowings that the Company can refinance on a long-term basis with the Revolving Credit Loans. Borrowings under the Revolving Credit Loans and the Commercial Paper program are limited to $500 million in the aggregate. Commercial paper borrowings of up to $190.0 million were made during the year at interest rates ranging from 5.75% to 5.85%. At December 31, 1998 there were no borrowings outstanding under the program.

  The Hughes Term Loan is subordinate to the notes issued in connection with the Notes Offering, the Revolving Credit Loans and the notes issued under the commercial paper program.

  Annual maturities of long-term debt are as follows (in thousands):

                                                                    YEAR ENDING
                                                                    DECEMBER 31,
                                                                    ------------
   1999............................................................  $     --
   2000............................................................        --
   2001............................................................        --
   2002............................................................        --
   2003............................................................    200,000
   2004 and thereafter.............................................    550,056
                                                                     ---------
                                                                     $ 750,056
                                                                     =========

  Interest expense for 1998 and 1997 is presented net of interest income of $5.8 million and $19.6 million, respectively.

6. INCOME TAXES

  The income tax provision consisted of the following (in thousands):

                                                      1998     1997      1996
                                                     ------- --------  --------
   Taxes currently payable (receivable) U.S. fed-
    eral and state.................................  $33,331 $(11,740) $111,294
   Deferred tax liabilities (assets)--net U.S. fed-
    eral and state.................................   62,609  129,065   (21,399)
                                                     ------- --------  --------
   Total income tax provision......................  $95,940 $117,325  $ 89,895
                                                     ======= ========  ========

  The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                     1998      1997     1996
                                                    -------  --------  -------
   Expected U.S. statutory income tax rate......... $77,191  $ 92,266  $83,902
   U.S. state and local income tax rates--net of
    federal income tax effect......................  10,035    12,900   14,479
   Foreign sales corporation tax benefit........... (14,000)   (9,485)  (9,589)
   Non-deductible goodwill amortization............  22,582    14,527      --
   Other...........................................     132     7,117    1,103
                                                    -------  --------  -------
   Total income tax provision...................... $95,940  $117,325  $89,895
                                                    =======  ========  =======

                             PANAMSAT CORPORATION

  Temporary differences which give rise to deferred tax assets and liabilities are as follows (in thousands):

                                             1998                   1997
                                   ------------------------ --------------------
                                   DEFERRED                 DEFERRED  DEFERRED
                                     TAX       DEFERRED       TAX        TAX
                                    ASSETS  TAX LIABILITIES  ASSETS  LIABILITIES
                                   -------- --------------- -------- -----------
   Sale-leasebacks................ $ 65,428    $    --      $ 85,780  $    --
   Depreciation...................      --      235,390          --    238,476
   Launch insurance costs.........      --      103,070          --     41,175
   Customer deposits..............   17,798         --        23,854       --
   Accruals and advances..........   27,343         --        29,969       --
   Tax credit carryforward........   13,894         --           --        --
   Other..........................   24,440       5,378       14,275     6,554
                                   --------    --------     --------  --------
   Total deferred taxes........... $148,903    $343,838     $153,878  $286,205
                                   ========    ========     ========  ========

  At December 31, 1998, the Company had non-current deferred tax liabilities of $343,838 thousand and deferred tax assets of $148,903 thousand, of which $36,438 thousand was current in nature. At December 31, 1997, the Company had non-current deferred tax liabilities of $286,205 thousand and deferred tax assets of $153,878 thousand, of which $46,940 thousand was current in nature.

7. RELATED PARTY TRANSACTIONS AND BORROWINGS

  The Company purchases certain of its satellites and launch services from a subsidiary of Hughes and has provided services to several subsidiaries of Hughes. The Company also reimburses Hughes for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The aggregate amounts of related party transactions in 1998 are summarized below (in thousands):

                                                       1998     1997     1996
                                                     -------- -------- --------
   Satellite Purchases.............................. $267,133 $345,546 $196,400
   Satellite Services Revenues:
     Operating lease revenues.......................  105,663   87,235   72,043
     Other satellite services.......................   17,791    5,363   11,397
   Allocations of Expenses:
     Administrative and other expenses..............    3,211    9,005   11,016
     Interest Expense...............................  108,288   91,020   19,475

  Interest expense for 1998 and 1997 is presented net of $4.6 million and $8.4 million of interest income, respectively.

  The following table provides summary information relative to the Company's accounts receivable and borrowings from Hughes and its affiliates (in thousands):

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
   Due from affiliates.................................  $   31,115  $   27,574
                                                         ==========  ==========
   Due to affiliates:
     Merger-related borrowings.........................  $1,725,000  $1,725,000
     Incentive obligations.............................      67,368      80,819
     Other.............................................         --          204
                                                         ----------  ----------
                                                          1,792,368   1,806,023
     Less current portion of incentive obligations (in-
      cluded in accounts payable and accrued liabili-
      ties)............................................      (4,015)     (3,828)
                                                         ----------  ----------
     Total due to affiliates...........................  $1,788,353  $1,802,195
                                                         ==========  ==========

                             PANAMSAT CORPORATION

  In connection with the Notes Offering described in Note 5, the Company also modified the terms of its indebtedness with Hughes so that the maturity of the borrowings was extended to June 24, 2003, the mandatory principal payments were eliminated (however, prepayments of principal are permitted under certain circumstances depending upon the level of cash flow from operations), the interest rate on the debt was adjusted to be a floating rate equal to that of the Bank Agreement, and the debt became subordinated to the Bank Agreement and the Notes Offering. In addition, subsequent to May 16, 2000 (the original maturity of the indebtedness), Hughes has the right to request that the Company use its best efforts to replace the credit facility with another credit facility on terms that may then be available to the Company.

  Annual maturities of amounts due to affiliates are as follows (in thousands):

   YEAR ENDING
   DECEMBER 31,
   ------------
   1999.............................................................. $    4,015
   2000..............................................................      4,895
   2001..............................................................      5,394
   2002..............................................................      5,943
   2003..............................................................  1,731,548
   2004 and thereafter...............................................     40,573
                                                                      ----------
                                                                      $1,792,368
                                                                      ==========

8. RETIREMENT AND INCENTIVE PLANS

EMPLOYEE BENEFIT PLANS:

  DEFINED CONTRIBUTION PLANS 401(K) PLAN--The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number of shares contributed to the plan and the respective market values were 23,681 and 12,847 shares and $1.1 million and $0.5 million for 1998 and 1997, respectively.

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

  1997 STOCK INCENTIVE PLAN--On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan established in 1997 (the "Stock Plan"), which provides for the

                             PANAMSAT CORPORATION
granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as such committee may decide. The maximum number of shares of common stock which may be issued under the Stock Plan is 7,456,140 and the maximum number of shares of common stock which may be issued to any grantee pursuant to the Stock Plan is 2,000,000. The Stock Plan is administered by the Compensation Committee. As of December 31, 1998, nonqualified options for 1,493,319 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and generally vest ratably over three years. Activity in the Company's Stock Plan during 1998 and 1997 is summarized below:

                                      NUMBER OF  WEIGHTED AVERAGE EXERCISE PRICE
                                       SHARES     EXERCISE PRICE      RANGE
                                      ---------  ---------------- --------------
   Options granted..................    584,890      $ 29.09      $29.00-$ 38.25
   Options exercised................        --           --                  --
   Options expired or terminated....        --           --                  --
                                      ---------      -------      --------------
   Outstanding at December 31, 1997.    584,890      $ 29.09      $29.00-$ 38.25
                                      ---------      -------      --------------
   Options granted..................  1,037,719        39.81         35.06-59.75
   Options exercised................    (63,059)       29.00               29.00
   Options expired or terminated....   (129,290)       33.57         29.00-59.75
                                      ---------      -------      --------------
   Outstanding at December 31, 1998.  1,430,260      $ 36.48      $29.00-$ 59.75
                                      ---------      -------      --------------
                                      ---------      -------      --------------
   Options exercisable at
    December 31, 1998...............    113,590      $ 29.09      $ 29.00-$38.13
                                      ---------      -------      --------------

  As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees, to its stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Had compensation expense for stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $6.7 million, or $0.04 per basic and diluted share, in 1998, and $2.0 million in 1997.

  The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 1998 was $21.85 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.7%; dividend yield 0%; expected life of ten years; and stock volatility of 30.7%. The estimated fair value of options granted in 1997 was $16.80 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 6.7%; dividend yield 0%; expected life of ten years; stock volatility of 30%.

  Beginning in 1998, directors who are not full-time employees of the Company receive their annual retainers in shares of restricted Common Stock of the Company under the Stock Plan. The shares are issued each year after the Company's annual meeting, vest quarterly over the course of the year served, and may not be sold for a period of six months after vesting, subject to the Company's trading policies. Directors also receive meeting fees in shares of restricted Common Stock of the Company. The shares are issued after each in-person or telephonic board or committee meeting attended, and may not be sold for a period of six months following the date of grant, subject to the Company's trading policies. As a group, non-employee directors received 5,284 shares with a

                             PANAMSAT CORPORATION
weighted average fair value of $50.64 in 1998. Directors also were granted non-qualified stock options for 4,284 shares at an average price of $53.09 under the Stock Plan (as described above) upon their election in 1998. Director stock option grants vest over a six month period from the date of grant and none of the options were exercisable in 1998.

  COMPENSATION PLANS--On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expire at various dates through May 1999. During 1998, payments made under these programs were approximately $2.6 million. During 1997, there were no material payments made under these programs.

9. COMMITMENTS AND CONTINGENCIES

  The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Greenwich, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of potential increases in real estate taxes and operating assessments, are as follows (in thousands):

   1999................................................................ $  2,667
   2000................................................................    2,417
   2001................................................................    2,238
   2002................................................................    1,937
   2003................................................................      837
   2004 and thereafter.................................................    3,265
                                                                        --------
                                                                        $ 13,361
                                                                        ========

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

10. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

  Summary financial information on a quarterly basis for the Company in 1998 and 1997 follows (in thousands, except per share data):

                                               THREE MONTHS ENDED
                                 ----------------------------------------------
                                 MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                   1998      1998        1998          1998
                                 --------- --------- ------------- ------------
   Revenues..................... $ 193,025 $ 191,080   $ 186,540    $ 196,618
   Operating income.............    84,876    73,569      78,327       81,562
   Net income...................    35,348    27,757      29,925       31,576
   Net income per share--basic
    and diluted.................      0.24      0.19        0.20         0.21

                              PANAMSAT CORPORATION

                                                 THREE MONTHS ENDED
                                    --------------------------------------------
                                     MARCH   JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    31, 1997   1997       1997          1997
                                    -------- -------- ------------- ------------
   Revenues.......................  $127,553 $134,192   $170,315      $197,879
   Operating income...............    67,511   62,098     70,766        93,829
   Income before extraordinary
    item..........................    41,853   19,902     27,416        44,301
   Net income.....................    41,853   19,902     27,416        23,658
   Income before extraordinary
    item per common
    share--basic and diluted......       --       --        0.18          0.30
   Net income per share--basic and
   diluted........................       --       --        0.18          0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1.FINANCIAL STATEMENTS

      See Index to Financial Statements on page 34.

    2.FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

  (B)REPORTS ON FORM 8-K

      During the last quarter of 1998, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

  (C)EXHIBITS

     2.1 Agreement and Plan of Reorganization, dated September 20, 1996, among
         Hughes Communications, Inc., Hughes Communications Galaxy, Inc.,
         Hughes Communications Satellite Services, Inc., Hughes Communications
         Services, Inc., Hughes Communications Carrier Services, Inc., Hughes
         Communications Japan, Inc., PanAmSat Corporation (formerly known as
         Magellan International, Inc. ("PanAmSat")) and PanAmSat International
         Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat, L.P. ("PanAmSat International")) is incorporated herein by reference to Exhibit 2.3 to PanAmSat
         International's Quarterly Report on Form 10-Q for the period ended
         June 30, 1996.
     2.2 Amendment to Agreement and Plan of Reorganization dated as of April 4,
         1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/Prospectus (the "Proxy
         Statement/Prospectus") contained in PanAmSat's Registration Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997 (the
         "Registration Statement").
     2.3 Agreement and Plan of Merger, dated as of April 4, 1997, among
         PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/Prospectus.
     2.4 Assurance Agreement, dated September 20, 1996, between Hughes
         Electronics Corporation, PanAmSat International, Satellite Company,
         L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy Statement/Prospectus.
     2.5 Principal Stockholders Agreement, dated September 20, 1996, among
         Hughes Communications, Inc., Hughes Communications Galaxy, Inc.,
         Satellite Company, L.L.C., Univisa Satellite Holdings, Inc., the holders of Class A Common Stock of PanAmSat International and the
         Trustees of that certain Voting Trust of certain holders of Class A
         Common Stock of PanAmSat International is incorporated herein by reference to Appendix L to the Proxy Statement/Prospectus.
     2.6 Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and
         Hughes Communications, Inc. is incorporated herein by reference to
         Exhibit 2.4 to the Registration Statement.
     3.1 Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat's Annual Report on Form
         10-K for the fiscal year ended December 31, 1997.

      3.2   Restated Bylaws of PanAmSat.
      4.1.1 Amended and Restated Stockholder Agreement, dated as of May 16,
            1997, by and among PanAmSat, Hughes Communications, Inc., Satellite
            Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy Statement/Prospectus.
      4.1.2 Letter Agreement dated February 26, 1999 among PanAmSat, Hughes
            Communications, Inc. and the former holders of Class A Common Stock of PanAmSat International.
      4.2   Amended and Restated Registration Rights Agreement, dated as of May
            16, 1997, by and among PanAmSat, Hughes Communications, Inc.,
            Hughes Communications Galaxy, Inc., Hughes Communications Satellite
            Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy
            Statement/Prospectus.
      4.3.1 Loan Agreement, dated May 15, 1997, between Hughes Network Systems,
            Inc. and PanAmSat is incorporated by reference to Exhibit 4.3 to PanAmSat's Current Report on Form 8-K dated June 5, 1997.
      4.3.2 First Amendment to Loan Agreement, constituting Exhibit 4.3.1 hereto, dated as of December 23, 1997, between Hughes Electronics
            Corporation and PanAmSat is incorporated herein by references to
            Exhibit 4.3.2 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
      4.3.3 Subordination and Amendment Agreement, dated as of February 20,
            1998, among Hughes Electronics Corporation, PanAmSat and Citicorp
            USA, Inc., as administrative agent is incorporated herein by references to Exhibit 4.3.3 to PanAmSat's Annual Report on Form 10-
            K for the fiscal year ended December 31, 1997.
      4.3.4 Subordination Agreement dated as of January 16, 1998 between Hughes
            Electronics and PanAmSat is incorporated herein by reference to
            Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
      4.4   Indenture, dated as of January 16, 1998, between PanAmSat and The
            Chase Manhattan Bank, as Trustee is incorporated herein by reference to Exhibit 4.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
      4.5 Agreement dated as of May 1, 1998 by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Exhibit 4.2.2 to PanAmSat's
            Registration Statement on Form S-4 (Registration
            No. 333-56227).
      4.6   Registration Rights Agreement dated as of January 16, 1998 among
            PanAmSat, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin &
            Jenrette Securities Corporation, Salomon Brothers Inc, Citicorp
            Securities, Inc., BancAmerica Robertson Stephens and J.P. Morgan
            Securities Inc. is incorporated herein by reference to Exhibit 4.5 to PanAmSat's Current Report on Form 8-K dated July 21, 1998.
      4.7   Letter Agreement dated July 22, 1998 between Hughes Electronics
            Corporation and PanAmSat is incorporated herein by reference to
            Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
      10.1  Participation Agreement, dated as of December 27, 1991, among
            Satellite Transponder Leasing Corporation, GM Hughes Electronics
            Corporation, Security Pacific Equipment Leasing, Inc., Wilmington
            Trust Company, State Street Bank and Trust Company of Connecticut,
            National Association ("State Street") and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.1 to the Registration Statement.

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

      10.8.3 Second Amendment to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated June 9, 1995, between
              Lockheed-Khrunichev-Energia International, Inc. and PanAmSat
              International is incorporated herein by reference to Exhibit
              10.10.3 to Amendment No. 1 to PanAmSat International's
              Registration Statement on Form S-1 (Reg. No. 33-95396), dated
              August 17, 1995. (1)
      10.8.4 Amendment Number 3 to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated August 23, 1996, between Lockheed-Khrunichev-Energia International, Inc. and
              PanAmSat International is incorporated herein by reference to Exhibit. 10.10.4 to PanAmSat International's Quarterly Report on
              Form 10-Q for the period ended September 30, 1996. (1)
      10.9.1  Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No.
              94.5.918, dated November 21, 1994, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to
              Exhibit 10.12 to Amendment No. 4 to PanAmSat International's
              Registration Statement on Form S-1 (Reg. No. 33-84836), dated
              March 29, 1995. (1)
      10.9.2  Amendment No. 1 to Agreement for the Launching into Geostationary
              Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
              Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated
              May 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit 10.12.2 to Amendment
              No. 1 to PanAmSat International's Registration Statement on Form
              S-1 (Reg. No. 33-95396), dated August 17, 1995. (1)
      10.9.3  Amendment No. 2 to Agreement for the Launching into Geostationary
              Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
              Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated as of April 29, 1996, between PanAmSat International and
              Arianespace S.A. is incorporated herein by reference to Exhibit
              S-1 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
      10.9.4  Amendment No. 3 to Agreement for the Launching into Geostationary
              Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch
              Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated
              December 31, 1996, between PanAmSat International and Arianespace
              S.A. is incorporated herein by reference to Exhibit 10.12.8 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)
      10.9.5 Side Letter dated as of March 9, 1998 to Agreement for Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No. 94.5.918, between PanAmSat
              International and Arianespace S.A. constituting Exhibit 10.9.1 hereto, is incorporated herein by reference to Exhibit 10.9.5 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              March 31, 1998. (1)
      10.10.1 Memorandum of Understanding, dated as of March 27, 1995, between
              Grupo Televisa, S.A. and PanAmSat International is incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to PanAmSat International's Registration Statement on Form S-1 (Reg.
              No. 33-84836), dated March 29, 1995. (1)
      10.10.2 Revised DTH System in Latin America Memorandum of Understanding, dated as of September 20, 1996, between PanAmSat International and Grupo Televisa, S.A. is incorporated herein by reference to
              Exhibit 10.13.2 to PanAmSat International's Quarterly Report on
              Form 10-Q for the period ended September 30, 1996.
      10.11.1 Satellite Purchase Contract, dated as of March 31, 1995, between
              Hughes Aircraft Company and PanAmSat International is incorporated by reference to Exhibit 10.14 to Amendment No. 5 to PanAmSat International's Registration Statement on Form S-1 (Reg.
              No. 33- 84836), dated April 13, 1995. (1)

      10.11.2 Amendment No. 1 to Satellite Purchase Contract constituting
              Exhibit 10.11.1 dated as of September 3, 1996, between Hughes
              Aircraft Company and PanAmSat International is incorporated herein by reference to Exhibit 10.14.1 to PanAmSat's Quarterly
              Report on Form 10-Q for the period ended September 30, 1996. (1)
      10.12   Galaxy IX Satellite and Services Contract, No. 95-HCG-001, dated
              August 7, 1995, between Hughes Communications Galaxy, Inc. and
              Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.12 to the Registration Statement. (1)
      10.13   Letter Agreement, dated November 29, 1995, between Hughes
              Communications Galaxy, Inc. and Hughes Space and Communications
              Company regarding the construction of Galaxy X and Galaxy XI is incorporated herein by reference to Exhibit 10.13 to the Registration Statement. (1)
      10.14   Galaxy VIII-i Satellite and Services Contract (95-HCG-002), dated
              October 31, 1995, between Hughes Communications Galaxy, Inc. and
              Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.14 to the Registration Statement. (1)
      10.15.1 Agreement for the Launching into Geostationary Transfer Orbit of
              PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, dated as of December 20, 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit
              10.12.3 to PanAmSat International's Quarterly Report on Form 10-Q of the Registrant for the period ended March 31, 1996. (1)
      10.15.2 Side Letter to Agreement for Launching into Geostationary
              Transfer Orbit of PanAmSat Satellites by an Ariane Launch
              Vehicle, No. 95.5.933, dated as of December 20, 1995, between
              PanAmSat International and Arianespace S.A., constituting Exhibit
              10.15.1 hereto, is incorporated herein by reference to Exhibit
              10.12.4 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
      10.15.3 Amendment No. 1 to Agreement for Launching into Geostationary
              Transfer Orbit of PanAmSat Satellites by an Ariane Launch
              Vehicle, No. 95.5.933, dated as of April 29, 1996, between
              PanAmSat International and Arianespace S.A., constituting Exhibit
              10.15.1 hereto, is incorporated herein by reference to Exhibit
              10.12.5 to PanAmSat International's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
      10.15.4 Amendment No. 2 to Agreement for Launching into Geostationary
              Transfer Orbit of PanAmSat Satellites by an Ariane Launch
              Vehicle, No. 95.5.933, dated December 31, 1996, between PanAmSat
              International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.12.6 to PanAmSat International's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)
      10.15.5 Amendment No. 3, dated as of January 8, 1998, to Agreement for
              Launching into Geostationary Orbit of PanAmSat Satellites by an
              Ariane Launch Vehicle, No. 95.5.933, between PanAmSat
              International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.15.5 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              March 31,1998. (1)
      10.15.6 Amendment No. 1, dated as of January 8, 1998, to Side Letter to
              Agreement for Launching into Geostationary Transfer Orbit of
              PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat International and Arianespace S.A. constituting
              Exhibit 10.15.2 hereto, is incorporated herein by reference to
              Exhibit 10.15.6 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)

      10.15.7  Amendment No. 4, dated as of March 9, 1998, to Agreement for
               Launching into Geostationary Transfer Orbit of PanAmSat
               Satellites by an Ariane Launch Vehicle, No. 95.5.933, between
               PanAmSat and Arianespace S.A. constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.15.7 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
               March 31, 1998. (1)
      10.15.8  Side Letter No. 2, dated as of March 9, 1998, to Agreement for
               Launching into Geostationary Transfer Orbit of PanAmSat
               Satellites by an Ariane Launch Vehicle, No. 95.5.933, between
               PanAmSat International and Arianespace S.A. constituting Exhibit
               10.15.1 hereto, is incorporated herein by reference to Exhibit
               10.15.8 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
      10.15.9  Amendment No. 5, dated as of October 12, 1998, to Agreement for
               Launching into Geostationary Orbit of PanAmSat Satellites by an
               Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and
               Arianespace S.A. constituting Exhibit 10.15.1 hereto. (2)
      10.15.10 Side Letter No. 3, dated as of October 12, 1998, to Agreement for Launching into Geostationary Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and
               Arianespace S.A. constituting Exhibit 10.15.1 hereto. (2)
      10.16    Participation Agreement, dated as of February 7, 1996, among
               Hughes Communications Galaxy, Inc., General Motors Acceptance
               Corporation, Wilmington Trust Company, Chemical Bank and the lending institutions listed as loan participants in Schedule I to the Agreement is incorporated herein by reference to Exhibit
               10.16 to the Registration Statement.
      10.17 Lease Agreement, dated as of February 7, 1996, by and between Wilmington Trust Company and Hughes Communications Galaxy, Inc.
               is incorporated herein by reference to Exhibit 10.17 to the Registration Statement.
      10.18.1  Letter Agreement, dated February 29, 1996, among The News
               Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa,
               S.A., and PanAmSat International is incorporated herein by reference to Exhibit 10.17.1 to PanAmSat International's
               Quarterly Report on Form 10-Q/A for the period ended March 31,
               1996. (1)
      10.18.2 Amendment to Letter Agreement, dated November 4, 1996, constituting Exhibit 10.18.1 hereto, among News Corporation
               Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and
               PanAmSat International is incorporated herein by reference to
               Exhibit 10.17.2 to PanAmSat International's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1996.
      10.18.3 Amendment, dated as of March 5, 1998, to Letter Agreement between News Corporation Limited, Globo Comunicacoes e
               Participacoes, S.A., Grupo Televisa, S.A. and PanAmSat
               International constituting Exhibit 10.18.3 hereto, is incorporated herein by reference to Exhibit 10.18.3 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
               March 31, 1998. (1)
      10.19.1  Amended and Restated Contract for PanAmSat Program dated May 2,
               1996 between PanAmSat International and Space Systems/Loral,
               Inc. is incorporated herein by reference to Exhibit 10.7.3 to PanAmSat's International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
      10.19.2  Second Amended and Restated Contract for PanAmSat Program dated
               April 1, 1998 between PanAmSat International and Space
               Systems/Loral, Inc. is incorporated herein by reference to
               Exhibit 10.19.2 to PanAmSat's Registration Statement on Form S-4
               (Registration No. 333-56227). (1)
      10.20    Letter Agreement, dated June 10, 1996, between Hughes
               Communications Galaxy, Inc. and Hughes Space and Communications
               Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.20 to the Registration
               Statement. (1)

      10.21   Letter Agreement, dated August 12, 1996, between Hughes
              Communications Galaxy, Inc. and Hughes Space and Communications
              Company regarding the construction of Galaxy XII is incorporated herein by reference to Exhibit 10.21 to the Registration
              Statement. (1)
      10.22   Letter Agreement, dated August 12, 1996, between Hughes
              Communications Galaxy, Inc. and Hughes Space and Communications
              Company regarding the construction of Galaxy XIII, XIV, XV and XVI is incorporated herein by reference to Exhibit 10.22 to the Registration Statement. (1)
      10.23   Letter Agreement, dated August 21, 1996, between Hughes
              Communications Galaxy, Inc. and Hughes Space and Communications
              Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.23 to the Registration
              Statement. (1)
      10.24   DTH Option Purchase Agreement, dated September 20, 1996, between
              PanAmSat International, Grupo Televisa, S.A. and Satellite
              Company, L.L.C. is incorporated herein by reference to
              Exhibit 10.13.1 to PanAmSat International's Quarterly Report on
              Form 10-Q for the period ended September 30, 1996.
      10.25.1 Full-Time Transponder Service Agreement From PAS-3 (European
              Beam), dated as of September 20, 1996, between PanAmSat
              International and Televisa, S.A. is incorporated herein by reference to Exhibit 10.16 to PanAmSat International's Quarterly
              Report on Form 10-Q for the period ended September 30, 1996. (1)
      10.25.2 Amendment, dated as of March 5, 1998, to Full-Time Transponder
              Service Agreement From PAS-3 (European Beam) between PanAmSat
              International and Televisa S.A. constituting Exhibit 10.25.1 hereto, is incorporated herein by reference to Exhibit 10.25.1 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              March 31, 1998. (1)
      10.26   Transponder Purchase and Sale Agreement, dated as of June 26,
              1996, between PanAmSat International and Net Sat Servicos Ltda.
              is incorporated herein by reference to Exhibit 10.2 to Net Sat
              Servicios Ltda.'s Registration Statement on Form F-4 (Reg. No.
              333-6318), dated January 21, 1997. (1)
      10.27.1 Amended and Restated Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat International and Net
              Sat Servicos Ltda. is incorporated herein by reference to Exhibit
              10.2.1 to Net Sat Servicios Ltda.'s Registration Statement on
              Form F-4 (Reg. No. 333-6318), dated January 21, 1997. (1)
      10.27.2 Second Amended and Restated Transponder Purchase and Sale
              Agreement dated as of March 5, 1998 between PanAmSat
              International and Net Sat Servicos Ltda. is incorporated herein by reference to Exhibit 10.27.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
      10.28.1 Amended and Restated Launch Services Agreement, dated as of
              January 17, 1997, between Hughes Communications Galaxy, Inc. and
              Hughes Space and Communications International, Inc. is incorporated herein by reference to Exhibit 10.28 to the Registration Statement. (1)
      10.28.2 Letter Agreement, dated as of October 9, 1998, betweeen PanAmSat and Hughes Space and Communications Company International, Inc., regarding Amended and Restated Launch Services Agreement between
              Hughes Communications Galaxy, Inc. and Hughes Space and
              Communications International, Inc. constituting Exhibit 10.28.1 hereto. (2)
      10.29   Galaxy X Spacecraft, Related Services and Documentation Contract
              (96-HCG-001), dated March 20, 1997, between Hughes Communications
              Galaxy, Inc. and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.29 to the Registration Statement. (1)

      10.30 Employment Agreement between PanAmSat and Frederick A. Landman, dated as of May 15, 1997, is incorporated herein by reference to
              Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
      10.31.1 Amended and Restated Collateral Trust Agreement, dated as of May
              16, 1997 by and among PanAmSat, Hughes Communications, Inc.,
              Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder
              Bank & Trust Company is incorporated herein by reference to
              Exhibit 10.31 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
      10.31.2 First Amendment, dated April 30, 1998, to Amended and Restated
              Collateral Trust Agreement by and among PanAmSat, Hughes
              Communications, Inc., Satellite Company, LLC, Grupo Televisa,
              S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit
              10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes
              Communications, Inc. on May 1, 1998.
      10.32 Pledge and Security Agreement, dated as of May 16, 1997, by and among Satellite Company, LLC, Grupo Televisa, S.A., in favor of
              IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.30 to PanAmSat's Quarterly Report on Form
              10-Q for the period ended June 30, 1997.
      10.33 PanAmSat Corporation Long Term Incentive Plan established in 1997 is incorporated herein by reference to Exhibit 10.33 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997.*
      10.34   PanAmSat Corporation Annual Incentive Plan, effective January l,
              1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997.*
      10.35   Intellectual Property Cross License Agreement, dated as of May
              16, 1997, by and between PanAmSat and Hughes Electronics
              Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997.
      10.36   Leveraged Lease Guaranty Indemnification Agreement, dated as of
              May 16, 1997 by and between PanAmSat and Hughes Electronics
              Corporation incorporated herein by reference to Exhibit 10.36 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              June 30, 1997.
      10.37.1 Fixed Price Contract between Hughes Communications Galaxy, Inc.
              and Hughes Space & Communications Company for Galaxy XI HS702,
              Spacecraft, Related Services and Documentation, Contract No. 96-
              HCG-002, executed May 1997 is incorporated herein by reference to
              Exhibit 10.37 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
      10.37.2 Amendment No. 1, dated as of November 30, 1999, to Fixed Price
              Contract between Hughes Communications Galaxy, Inc. and Hughes
              Space and Communications Company for Galaxy XI HS702 Spacecraft,
              Related Services and Documentation constituting Exhibit 10.37.1 hereto. (2)
      10.38   Fixed Price Contract for PAS 1R and PAS 9 HS-702 Spacecraft,
              Related Services and Documentation--Contract No. 97-HCG-001, dated as of August 15, 1997, between Hughes Space and Communications Company, Inc. and PanAmSat is incorporated herein by reference to Exhibit 10.38 to PanAmSat's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997. (1)
      10.39   Transponder Sublease Agreement for Galaxy III-R between Hughes
              Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
              Exhibit 10.39 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)

      10.40   Transponder Lease Agreement for Galaxy VIII-i between Hughes
              Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997 is incorporated herein by reference to
              Exhibit 10.40 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
      10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on Form
              10-Q for the period ended June 30, 1997.*
      10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41.1 hereto in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
              Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R.
              Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz,
              Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne
              S. Austin, Tig H. Krekel, Stephen R. Kahn and R. Douglas Kahn.*
      10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent is incorporated herein by reference to Exhibit 10.42 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997.
      10.43   Agreement, dated as of May 15, 1996, between PanAmSat
              International and Patrick J. Costello is incorporated herein by reference to Exhibit 10.11.19 to PanAmSat's Quarterly Report on
              Form 10-Q for the period ended June 30, 1996.*
      10.44   Agreement, dated as of March 21, 1997, between PanAmSat and
              Patrick J. Costello is incorporated herein by reference to
              Exhibit 10.44 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*
      10.45.1 Agreement, dated as of May 15, 1996, between PanAmSat
              International and Frederick A. Landman is incorporated herein by reference to Exhibit 10.11.16 to PanAmSat International's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1996.*
      10.45.2 Amendment dated as of March 6, 1998 to the Agreement between PanAmSat International and Frederick A. Landman constituting
              Exhibit 10.45.1 hereto is incorporated herein by reference to
              Exhibit 10.45.1 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998.*
      10.45.3 Amendment dated as of August 31, 1998 to the Agreement dated as of May 15, 1996 between PanAmSat International and Frederick A.
              Landman, as amended, constituting Exhibits 10.45.1 and 10.45.2 hereto, is incorporated herein by reference to Exhibit 10.44.3 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              September 30, 1998.*
      10.45.4 Amendment dated November 20, 1998 to the Agreement dated as of May 15, 1996 between PanAmSat International and Frederick A.
              Landman, as amended, constituting Exhibits 10.45.1, 10.45.2 and
              10.45.3 hereto.*
      10.46   Agreement, dated as of May 15, 1996, between PanAmSat
              International and Robert A. Bednarek is incorporated herein by reference to Exhibit 10.11.18 to PanAmSat International's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1996.*
      10.47   Agreement, dated as of May 15, 1996, between PanAmSat
              International and James W. Cuminale is incorporated herein by reference to Exhibit 10.11.20 to PanAmSat International's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1996.*
      10.48   Agreement, dated as of May 15, 1996, between PanAmSat
              International and David P. Berman incorporated herein by reference to Exhibit 10.11.21 to PanAmSat International's
              Quarterly Report on Form 10-Q for the period ended June 30,
              1996.*

      10.49   Agreement, dated April 7, 1997, between PanAmSat and Hughes
              Electronics Corporation, regarding the terms of assignment of
              Kenneth N. Heintz to PanAmSat is incorporated here in by
              reference to Exhibit 10.50 to PanAmSat's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997.*
      10.50   Fixed Price Contract for PAS 6B HS601HP Spacecraft, Related
              Services and Documentation--Contract No. 98-PAS-001, dated as of
              March 9, 1998, between PanAmSat International and Hughes Space and Communications Company, is incorporated herein by reference to Exhibit 10.51 to PanAmSat's Quarterly Report on Form 10-Q for
              the period ended March 31, 1998. (1)
      10.51   Transponder Service Agreement dated as of March 5, 1998 between
              PanAmSat International and Sky Multi-Country Partners, is
              incorporated herein by reference to Exhibit 10.52 to PanAmSat's
              Quarterly Report on Form 10-Q for the period ended March 31,
              1998. (1)
      10.52   Agreement dated as of July 10, 1998 between PanAmSat and Robert
              A. Bednarek is incorporated herein by reference to Exhibit 10.46 to PanAmSat's Registration Statement on Form S-4 (Registration
              No. 333-56227).*
      10.53   Agreement dated as of July 10, 1998 between PanAmSat and James W.
              Cuminale is incorporated herein by reference to Exhibit 10.47 to
              PanAmSat's Registration Statement on Form S-4 (Registration No.
              333-56227).*
      10.54   Transponder Service Agreement dated as of April 30, 1998 between
              PanAmSat International and Corporacion de Radio y Television del
              Norte de Mexico, S.A. de C.V., is incorporated herein by
              reference to Exhibit 10.52 to PanAmSat's Registration Statement
              on Form S-4 (Registration No. 333- 56227). (1)
      10.55   Fixed Price Contract for DOMSAT 1, DOMSAT 2, and Option
              Spacecraft, Related Services and Documentation--Contract No. 98-
              PAS-002, dated as of October 9, 1998, between PanAmSat and Hughes
              Space and Communications Company. (2)
      21.1    Subsidiaries of PanAmSat is incorporated herein by reference to
              Exhibit 21.1 to PanAmSat's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1997.
      23.1    Consent of Deloitte & Touche LLP.
      24.l    Powers of Attorney.
      27.1    Financial Data Schedule.

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

                                          PanAmSat Corporation

                                          By:      /s/ James W. Cuminale
                                             __________________________________
                                                     James W. Cuminale
                                                   Senior Vice President,
                                               General Counsel and Secretary

March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                              TITLE                           DATE
                  *                    Chairman of the Board of                March 30, 1999
_____________________________________          Directors
          MICHAEL T. SMITH

                  *                  President and Chief Executive
                                      Officer (principal executive
                                         officer) and Director
                                                                               March 30, 1999
_____________________________________
        FREDERICK A. LANDMAN

                  *                             Director                       March 30, 1999
_____________________________________
          ROXANNE S. AUSTIN

                  *                             Director                       March 30, 1999
_____________________________________
         PATRICK J. COSTELLO

                  *                             Director                       March 30, 1999
_____________________________________
          STEVEN D. DORFMAN

                  *                             Director                       March 30, 1999
_____________________________________
         DENNIS F. HIGHTOWER

                  *                             Director                       March 30, 1999
_____________________________________
            JAMES M. HOAK

                  *                             Director                       March 30, 1999
_____________________________________
           STEPHEN R. KAHN

                  *                             Director                       March 30, 1999
_____________________________________
          CHARLES H. NOSKI

                  *                             Director                       March 30, 1999
_____________________________________
        JOSEPH R. WRIGHT, JR.


        /s/ Kenneth N. Heintz        Executive Vice President and              March 30, 1999
_____________________________________   Chief Financial Officer
          KENNETH N. HEINTZ           (principal financial officer
                                        and principal accounting
                                                officer)
*By:      /s/ James W. Cuminale
_____________________________________
  (JAMES W. CUMINALE, ATTORNEY-IN-
                FACT)