Form 10-Q
period 1999-03-31
PANAMSAT CORP /NEW/
filed 1999-05-17
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

                               YES X       NO

As of March 31, 1999, an aggregate of 149,245,943 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook" "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks associated with technology (including without limitation, delayed launches, launch failures and in-orbit failures), (ii) regulatory risks, (iii) risks associated with the Year 2000 issue and (iv) litigation. Such factors are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and in "Item 3. Legal Proceedings" and under the captions "Risk Factors" and "Year 2000 Readiness Disclosure" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                March 31,          December 31,
                                                  1999                 1998
                                                -----------         ------------
                                                (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $  6,712            $ 177,542
 Accounts receivable-net                             83,333               63,326
 Net investment in sales-type leases                 22,760               22,595
 Prepaid expenses and other                          41,020               38,692
 Deferred income taxes                               26,315               36,438
                                               ------------          -----------
Total current assets                                180,140              338,593

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                    3,100,691            2,895,191

NET INVESTMENT IN SALES-TYPE LEASES                 167,877              173,382

GOODWILL-Net of amortization                      2,417,298            2,433,538

DEFERRED CHARGES                                     53,841               49,793
                                                -----------         ------------

TOTAL ASSETS                                    $ 5,919,847          $ 5,890,497
                                                -----------         ------------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                      (In Thousands, Except Per Share Data)


                                                 March 31,          December 31,
                                                   1999                 1998
                                                -----------         ------------
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities         $ 106,779             $ 88,005
 Deferred gains on sale-leasebacks                   21,523               34,303
 Deferred revenues                                   10,106               21,294
                                                -----------         ------------
Total Current Liabilities                           138,408              143,602

DUE TO AFFILIATES (PRINCIPALLY MERGER-
  RELATED INDEBTEDNESS)                           1,788,275            1,788,353

LONG-TERM DEBT                                      835,056              750,056

DEFERRED GAINS ON SALE-LEASEBACKS                    64,976              121,477

DEFERRED INCOME TAXES                               243,398              231,373

DEFERRED CREDITS AND OTHER (PRINCIPALLY
  CUSTOMER DEPOSITS AND DEFERRED
  REVENUE)                                          123,977              111,239

ACCRUED OPERATING LEASEBACK EXPENSE                   6,076               55,982

                                                -----------         ------------

TOTAL LIABILITIES                                 3,200,166            3,202,082
                                                -----------         ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value -- 400,000,000
   shares authorized; 149,245,943 and
   149,231,121 outstanding at March 31, 1999
   and December 31, 1998, respectively                1,492                1,492
 Additional paid-in-capital                       2,505,114            2,504,316
 Retained earnings                                  213,075              182,607
                                                -----------         ------------
Total stockholders' equity                        2,719,681            2,688,415
                                                -----------         ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                       $ 5,919,847          $ 5,890,497
                                                -----------         ------------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the Three Months Ended March 31, 1999 and 1998
                      (In Thousands, Except Per Share Data)


                                                                                  March 31,            March 31,
                                                                                    1999                 1998
                                                                                 -----------         ------------
REVENUES:
  Operating leases, satellite services and other                                 $   187,382           $  181,788
  Outright sales and sales-type leases                                                 6,127               11,237
                                                                                 -----------         ------------
     Total revenues                                                                  193,509              193,025
                                                                                 -----------         ------------
OPERATING COSTS AND EXPENSES:
  Leaseback expense, net of deferred gain                                              7,695               13,762
  Depreciation and amortization                                                       67,734               58,002
  Direct operating costs                                                              25,238               22,321
  Selling, general and administrative expenses                                        14,527               14,064
                                                                                 -----------         ------------
     Total operating costs and expenses                                              115,194              108,149
                                                                                 -----------         ------------
INCOME FROM OPERATIONS                                                                78,315               84,876

INTEREST EXPENSE, NET                                                                 24,389               22,208
                                                                                 -----------         ------------
INCOME BEFORE INCOME TAXES                                                            53,926               62,668

INCOME TAXES                                                                          23,458               27,320
                                                                                 -----------         ------------
NET INCOME                                                                        $   30,468           $   35,348
                                                                                 -----------         ------------
NET INCOME PER COMMON SHARE - basic  and diluted
                                                                                   $    0.20            $    0.24
                                                                                 -----------         ------------
Weighted average common shares outstanding
                                                                                 149,304,397          149,403,886
                                                                                 -----------         ------------

              The accompanying notes are an integral part of these
                        consolidated financial statements



                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                                                  March 31,            March 31,
                                                                                    1999                 1998
                                                                                 -----------         ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                          $ 30,468             $ 35,348
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                        67,734               58,002
 Deferred income taxes                                                                22,148               29,519
 Amortization of gains on sale-leasebacks                                             (5,381)              (9,902)
 Amortization of debt issuance costs                                                   1,528                1,494
 Interest expense capitalized                                                        (14,669)             (16,977)
 Changes in assets and liabilities
       Collections on investments in sales-type leases                                 5,340               22,250
       Operating leases and other receivables                                        (20,007)             (28,157)
       Prepaid expenses and other assets                                              (9,279)              11,147
       Accounts payable and accrued liabilities                                       18,661               (2,139)
       Accrued operating leaseback expense                                           (29,609)             (26,810)
       Deferred gains and revenues                                                     3,137               (9,021)
                                                                                 -----------         ------------
       Net cash provided by operating activities                                      70,071               64,754
                                                                                 -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                               (183,894)            (138,681)
 Early buyout of sale-leaseback                                                     (141,253)             (96,574)
                                                                                 -----------         ------------
    Net cash used in investing activities                                           (325,147)            (235,255)
                                                                                 -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                      405,000              875,000
 Repayments of long-term debt                                                       (320,000)            (725,462)
 Repayments of incentive obligations                                                  (1,551)              (4,106)
 Debt issuance costs                                                                       -              (18,455)
 Stock issued to 401(k) plan                                                             797                  354
                                                                                 -----------         ------------
    Net cash provided by financing activities                                         84,246              127,331
                                                                                 -----------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (170,830)             (43,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                     177,542               91,739
                                                                                 -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                    $  6,712            $  48,569
                                                                                 -----------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                                          $ 1,697              $ 3,893
                                                                                 -----------         ------------
 Cash paid for interest                                                             $ 49,913             $ 31,610
                                                                                 -----------         ------------
 Cash paid for taxes                                                                 $ 7,344              $ 1,719
                                                                                 -----------         ------------



              The accompanying notes are an integral part of these
                        consolidated financial statements

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1) General.

       These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended March 31, 1999 and 1998 have been made. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

   (2) Satellite Developments.

       Reference is made to "Item 1. - Business - The Satellites - Planned Satellites / Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
       - Spacecraft Developments and - Satellite Deployment Plan" in the Form 10-K for a detailed description of the Company's satellite fleet and its satellite expansion and restoration plan. There have been no significant developments with respect to the health of the Company's in-orbit satellites since such disclosure. For a discussion of certain delays related to the Company's launch and in-service dates for satellites under construction and development, see "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Developments" in this Quarterly Report on Form 10-Q.

                              PANAMSAT CORPORATION

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA
                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      1999             1998
                                                    (unaudited; in thousands)

Operating lease revenues                            $187,382         $181,788
Outright sales and sale-type lease revenues            6,127           11,237
Total revenues                                       193,509          193,025
Leaseback expense, net of deferred gain                7,695           13,762
Direct operating and SG&A costs                       39,765           36,385
Depreciation and amortization                         67,734           58,002
Income from operations                                78,315           84,876
Interest expense, net                                 24,389           22,208
Income tax expense                                    23,458           27,320

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues. Revenues increased $0.5 million, to $193.5 million for the three months ended March 31, 1999 from $193.0 million for the same period in 1998. Video services revenues were $137.7 million for the three months ended March 31, 1999, a decrease of 4% from the same period in 1998. The decrease in video services revenues was due primarily to lower revenues on the PAS-5 satellite in 1999 resulting from a reduction in its usable capacity. Telecommunications services revenues were $44.5 million for the three months ended March 31, 1999, an increase of 19% from the same period in 1998. The increase in telecommunications services revenues was due primarily to the growth in data and Internet-related service agreements during 1999.

         Revenues can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $6.1 million for the three months ended March 31, 1999 from $11.2 million for the same period in 1998. The decrease is attributable to a lower volume in 1999 relative to 1998 of sales-type lease agreements outstanding. Revenues from operating leases of transponders, satellite services and other increased $5.6 million, or 3%, to $187.4 million for the three months ended March 31, 1999 from $181.8 million for the same period in 1998. The increase in revenues from operating leases of transponders, satellite services and other is due primarily to increased service agreements associated with increased available transponder capacity due to the new satellites placed in service since the first quarter of 1998.

         Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $6.1 million, or 44%, to $7.7 million for the three months ended March 31, 1999, from $13.8 million for the same period in 1998. The decrease is primarily attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1998 and 1999.

         Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $3.4 million, or 9%, to $39.8 million for the three months ended March 31, 1999 from $36.4 million for the same period in 1998. The increase is due primarily to direct costs associated with the addition of three new satellites placed in service and costs associated with the continued growth of the Company.

         Depreciation and Amortization. Depreciation and amortization increased $9.7 million, or 17%, to $67.7 million for the three months ended March 31, 1999 from $58.0 million for the same period in 1998. The increase in depreciation and amortization is due primarily to depreciation expense associated with the addition of three new satellites placed in service.

         Income from Operations. Income from operations decreased $6.6 million, or 8%, to $78.3 million for the three months ended March 31, 1999 from $84.9 million for the same period in 1998. The decrease in income from operations for the three months ended March 31, 1999, is due primarily to increased depreciation and direct operating costs associated with the Company's expanded satellite fleet and continued growth of the Company.

         Interest Expense, Net. Interest expense, net increased $2.2 million to $24.4 million for the three months ended March 31, 1999, from $22.2 million for the same period in 1998. The increase was due primarily to lower capitalized interest amounts during the first quarter of 1999 as a result of a lower effective borrowing rate during the period.

         Income Tax Expense. Income tax expense decreased $3.8 million, or 14%, to $23.5 million for the three months ended March 31, 1999, from $27.3 million for the same period in 1998. The decrease was due to the decrease in income before income taxes.

         Satellite Developments. Reference is made to "Item 1. - Business - The Satellites - Planned Satellites / Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Spacecraft Developments and - Satellite Deployment Plan" in the Form 10-K for a detailed description of the Company's satellite fleet and its satellite expansion and restoration plan. There have been no significant developments with respect to the health of the Company's in-orbit satellites since such disclosure.

         The Company currently has seven satellites under construction and development by Hughes Space & Communications Company ("HSC"). As a result of manufacturing delays communicated to the Company by HSC in May 1999, the Company has revised its upcoming satellite launch schedule. Based upon information provided by HSC, the following chart outlines the Company's current estimate of the launch and in-service dates for the satellites under construction. Preliminary indications from the Company's launch providers are that they can accommodate the revised launch schedule. No assurance can be given that further delays in the satellite delivery, launch or in-service dates will not occur.



       Spacecraft       Revised Launch Date        Revised In-Service Date
       ----------       -------------------        -----------------------

    Galaxy XI                Q4-1999                       Q1-2000
    Galaxy X-R               Q1-2000                       Q2-2000
    Galaxy IV-R              Q1-2000                       Q2-2000
    PAS-1R                   Q2-2000                       Q3-2000
    PAS-9                    Q2-2000                       Q3-2000
    PAS-10*                Q2/Q3-2000                    Q3/Q4-2000
    Galaxy III-C           Q1/Q2-2001                    Q2/Q3-2001


     *Previously announced as a new satellite that can serve as a backup or replacement of PAS-4.

         HSC has indicated that during testing conducted during the manufacturing process, a series of component concerns were identified, including defects in parts supplied by vendors, that required corrective actions.
These corrective actions included unit removal, replacement and re-testing, which will necessitate a delay in the delivery of the satellites to ensure the highest quality performance of these spacecraft.

         The Company expects that these delays will result in 1999 revenues and earnings that are significantly lower than previously anticipated. As a result, the Company expects that 1999 revenues will be comparable to 1998 and that its earnings before net interest expense, income taxes, depreciation and amortization (EBITDA) margin for the year will increase modestly from the prior year level. The Company also expects a modest decline in net income in 1999 compared to 1998. A substantial portion of the revenues and earnings previously anticipated in 1999 are expected to be recognized in future years after these satellites commence commericial service. The manufacturing delays will entitle the Company to receive liquidated damage payments from HSC.

       Financial Condition.

         In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at March 31, 1999 the Company also had long-term indebtedness of $835.1 million (comprised primarily of $750 million of public notes and $85.0 million of notes outstanding under the Company's commercial paper program.

         The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $800 million to complete the construction, insure and launch such satellites. In addition to funding the construction and launch of new satellites, the Company has exercised its remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. In January 1999, the Company funded outlays of $141.3 million in connection with the early buy-out of transponders on the Galaxy VII satellite. The Company expects to close on the early buy-outs of additional transponders on Galaxy VII and Galaxy III-R in July 1999 for approximately $225 million. Such additional amounts are expected to be funded from cash flow from operations and from the assumption of approximately $124 million in debt previously issued by the lessor of Galaxy III-R.

         In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites, which anomalies are more specifically described in the Form 10-K. The claim on the PAS-8 satellite is for a partial loss primarily resulting from the loss in geographic coverage, connectivity and switchability of certain of the Ku-band transponders. The claim on PAS-5 is for a constructive total loss of the satellite because the Company has ceased using all of the Ku-band capacity of the satellite on a full-time basis, and this capacity represents more than 50% of the satellite's communications capacity. To the extent that such claims are paid by the insurers, future revenues on PAS-5 and the affected transponders on PAS-8 may be subject to certain revenue-sharing provisions of the insurance policy. The aggregate amount of these insurance claims is approximately $270 million. There can be no assurance that the Company will recover the full amount of the claims.

         PanAmSat believes that funds available from operations, insurance claims, and its existing financing programs will be sufficient to fund its planned obligations over the balance of 1999. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that funds available from its existing sources will be sufficient to cover any shortfall in funding caused by launch failures, cost overruns, delays or other unanticipated expenses. The failure to obtain such funds could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan. In addition, any strategic transactions or significant other projects that the company might undertake would require additional financing which financing would be subject to the terms of PanAmSat's existing indebtedness.

         Net cash provided by operating activities increased to $70.1 million for the three months ended March 31, 1999, from $64.8 million for the three months ended March 31, 1998.

         Net cash used in investing activities increased to $325.1 million for the three months ended March 31, 1999, from $235.3 million for the three months ended March 31, 1998. The increase in 1999 was primarily attributable to increased capital expenditures for satellite systems under development as well as costs associated with the exercise of early buy-out options on certain sale-leaseback agreements.

         Net cash provided by financing activities decreased to $84.2 million for the three months ended March 31, 1999 from $127.3 million for the three months ended March 31, 1998. The decrease in 1999 was primarily due to lower net borrowings during the first quarter of 1999.

         Year 2000 Readiness Disclosure. Many of the world's computer systems currently use a two-digit format, as opposed to a four digit format, to indicate the year. If not modified, these computer systems will be unable to properly recognize dates beyond the year 1999, which could lead to system failures and business disruption in the U.S. and internationally. The Company's Year 2000 Plan ("Y2K Plan") addresses Year 2000 issues in the following phases:

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

         PanAmSat commenced its Y2K Plan in 1997. A project team consisting of members of the engineering, operations, and software development groups meets regularly and is in charge of plan scheduling and implementation. Identification of susceptible systems and assessment of the corrective actions has been completed by all functional areas.

         None of the Company's primary assets, the in-orbit satellites, have date-dependent processing and therefore they are not at substantial risk due to Year 2000 issues. Stationkeeping operations for the Company's satellites are not date-dependent and no real-time commands will be required at the time of the date change.

         Correction of the Company's telemetry, tracking and control ("TT&C") software for the HSC-manufactured satellites is the most significant component of the Y2K Plan. Updating the control software represents the largest element of the Y2K Plan (approximately 80% in terms of both cost and time), and of this portion approximately 60% of the update effort was assigned to a single third-party software vendor and Y2K solutions provider, The Raytheon Company ("Raytheon"). In the fall of 1998, the Company hired an additional Y2K solutions provider to expedite the modification of the control software. The Company also has dedicated in-house software staff to begin making certain necessary upgrades and modifications.

         The core TT&C software was delivered by Raytheon in March 1999, approximately one month behind schedule. Delivery of the satellite simulators has begun but the final simulator is not scheduled for delivery until September 1999, approximately four months later than originally anticipated. PanAmSat has worked out a delivery schedule with Raytheon to prioritize the software deliveries in order to minimize the impact on the overall remediation schedule. Late deliveries of test equipment have also forced PanAmSat to re-organize remediation work. The majority of the software modifications and testing is scheduled for completion by June 1999. Installation of the software at remote TT&C sites is scheduled for July 1999. Final testing of the entire system, including new Y2K compliant software is scheduled for the fourth quarter of 1999.

         Five of PanAmSat's satellites are controlled by third party satellite operators. PanAmSat has sent requests for compliance certification, remediation schedules, and contingency plans to each of these operators. Loral Space & Communications, the operator of three of the Company's satellites, has recently informed the Company that final installation of certain TT&C equipment previously expected to be completed by the end of the first quarter of 1999, will not be completed until October 1999. Completion of installation, remediation and testing of TT&C equipment by the Company's two other satellite operators is expected to be completed by July 1999. PanAmSat is continuing to work with its third-party operators to obtain the information required, and create acceptable contingency plans, and to expedite remediation schedules wherever possible.

         Compliance verification requests have been sent to all identified third-party equipment and system suppliers, including third-party suppliers of satellite control services. Over 80% of such suppliers have responded to the Company's verification requests with approximately 75% of them indicating that the systems they provide are Year 2000 compliant. PanAmSat's Y2K Plan team is working with such suppliers to correct all non-compliant systems. The software upgrade of data routers used for customer services is currently scheduled for the second quarter of 1999. Several vendors, however, have indicated that they will not be compliant by the target date of June 30, 1999. As a result, replacement of certain network and communications equipment is not scheduled to occur until the third quarter of 1999. In addition, the Company is acquiring a new carrier monitoring system ("CMS") for monitoring and troubleshooting customer transmissions to replace the Company's existing system (which is not Year 2000 compliant). While the Company has begun to install the CMS at the Company's TT&C sites, final installation will not occur until the fourth quarter of 1999.

         Upgrades to most compressed digital video (CDV) systems are complete. The remaining system updates will be completed by June 30, 1999. An older CDV system still occasionally used by PanAmSat for services on PAS-1 is no longer supported by its vendor. The equipment is fully compliant when operated in unencrypted mode rather than encrypted mode, and the Company plans to replace the system when the existing services are transferred to PAS-1R, which will not occur until 2000 due to a delay in the PAS-1R launch date. Consequently, PanAmSat has begun operating the existing CDV equipment on PAS-1 in unencrypted mode and will continue to operate in that mode until the transfer of services to PAS-1R.

         The Company has also completed an evaluation of the various management information systems used by the Company for financial and administrative functions and has determined that such systems are largely Y2K compliant. Upgrades are planned for all non-compliant elements, and all repairs and replacements are on schedule to be completed in June 1999. Existing back-up procedures can be used to perform normal Company financial and administrative functions in the event of potentially uncorrected problems.

         The Company has identified the potential loss of real-time satellite control software functionality as a reasonably likely worst case scenario. A contingency plan involving the use of back-dated processors installed at each of the primary TT&C locations has been developed to maintain satellite control capability in the event the main software processing system experiences a failure during a date rollover. Experienced satellite control personnel will also be deployed to the backup TT&C sites. Formal contingency plans were completed in March 1999 and contingency procedures are expected to be complete in May 1999.

         Internal efforts on Y2K projects have had a minimal impact on other non-Y2K IT and non-IT projects. Any transition of activities currently being performed by third-party Y2K solutions providers to internal resources could delay some internal software projects.

         The Y2K Plan is funded from cash flows from the Company's operations and is currently in line with budgeted amounts. Approximately $1.0 million has been incurred through March 31, 1999 in connection with the Y2K Plan. Of this amount, approximately $250,000 was incurred in 1998 and $200,000 during 1997. The total cost through completion of the Y2K Plan is expected to be approximately $3.2 million, representing an increase from previously estimated costs due primarily to the utilization of additional external Y2K solutions providers. No assurance can be given that the cost of the Y2K Plan will not increase.

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

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

Exhibit No.

10.55.2 Amendment No. 1 to Fixed Price Contract for DOMSAT 1, DOMSAT 2 and Option Spacecraft, Related Services and Documentation - - Contract No. 98-PAS-002, dated as of January 8, 1999, between PamAmSat Corporation and Hughes Space and Communications Company. (1)

10.56 Transponder Service Agreement dated February 8, 1999, by and between PanAmSat International Systems, Inc. and Corporacion de Radio y Television del Norte de Mexico, S.A. de C.V. (1)

27            Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


              -----
              (1) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PanAmSat Corporation



Date:  May 17, 1999                         /s/ Kenneth N. Heintz
                                            ----------------------------
                                            Kenneth N. Heintz
                                            Executive Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company