Form 10-Q
period 1999-06-30
PANAMSAT CORP /NEW/
filed 1999-08-11
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                 YES X      NO

         As of June 30, 1999, an aggregate of 149,261,585 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


         This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks associated with technology (including without limitation, delayed launches, launch failures and in-orbit failures), (ii) regulatory risks, including the ability to obtain export licenses, (iii) risks associated with the Year 2000 issue and (iv) litigation. Such factors are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and in "Item 3. Legal Proceedings" and under the captions "Risk Factors" and "Year 2000 Readiness Disclosure" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                                 -----------         ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                          $  6,748             $177,542
 Accounts receivable-net                                                              72,877               63,326
 Net investment in sales-type leases                                                  22,947               22,595
 Prepaid expenses and other                                                           51,611               38,692
 Deferred income taxes                                                                25,890               36,438
 Insurance claim receivable                                                          268,220                    -
                                                                                 -----------          -----------
Total current assets                                                                 448,293              338,593

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                     2,937,791            2,895,191

NET INVESTMENT IN SALES-TYPE LEASES                                                  161,960              173,382

GOODWILL-Net of amortization                                                       2,401,058            2,433,538

DEFERRED CHARGES                                                                      67,449               49,793
                                                                                 -----------          -----------
TOTAL ASSETS                                                                     $ 6,016,551          $ 5,890,497
                                                                                 -----------         ------------


         The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                 -----------         ------------
                                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                          $ 137,439             $ 88,005
 Deferred gains on sale-leasebacks                                                    21,523               34,303
 Deferred revenues                                                                     6,866               21,294
                                                                                 -----------          -----------
Total Current Liabilities                                                            165,828              143,602

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED INDEBTEDNESS)                        1,800,357            1,788,353

LONG-TERM DEBT                                                                       835,056              750,056

DEFERRED GAINS ON SALE-LEASEBACKS                                                     59,595              121,477

DEFERRED INCOME TAXES                                                                272,055              231,373

DEFERRED CREDITS AND OTHER (PRINCIPALLY
   CUSTOMER DEPOSITS AND DEFERRED
   REVENUE)                                                                          115,965              111,239

ACCRUED OPERATING LEASEBACK EXPENSE                                                   17,061               55,982

                                                                                 -----------          -----------

TOTAL LIABILITIES                                                                  3,265,917            3,202,082
                                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value  --  400,000,000
  shares authorized; 149,261,585 and 149,231,121
  outstanding at June 30, 1999 and December 31, 1998,
  respectively                                                                         1,492                1,492
 Additional paid-in-capital                                                        2,505,502            2,504,316
 Retained earnings                                                                   243,640              182,607
                                                                                 -----------          -----------
Total stockholders' equity                                                         2,750,634            2,688,415
                                                                                 -----------          -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 $ 6,016,551          $ 5,890,497
                                                                                 -----------          -----------
                        The accompanying notes are an integral part of these consolidated financial statements



                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                For the Three Months Ended June 30, 1999 and 1998
                        (In Thousands, Except Share Data)

                                                                                   June 30,             June 30,
                                                                                     1999                 1998
                                                                                 -----------          -----------
REVENUES:
  Operating leases, satellite services and other                                   $ 194,421            $ 185,277
  Outright sales and sales-type leases                                                 5,961                5,803
                                                                                 -----------          -----------
     Total revenues                                                                  200,382              191,080
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Leaseback expense, net of deferred gain                                              7,696               11,822
  Depreciation and amortization                                                       68,473               60,915
  Direct operating costs                                                              25,685               24,226
  Selling, general and administrative expenses                                        16,136               14,234
  Provision for loss on Galaxy IV                                                          -                6,314
                                                                                 -----------          -----------
     Total operating costs and expenses                                              117,990              117,511
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                                82,392               73,569

INTEREST EXPENSE, NET                                                                 28,295               24,432
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                            54,097               49,137

INCOME TAXES                                                                          23,532               21,380
                                                                                 -----------          -----------
NET INCOME                                                                        $   30,565            $  27,757
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - basic and diluted
                                                                                   $    0.20            $    0.19
                                                                                 -----------          -----------
Weighted average common shares outstanding                                       149,304,802          149,725,807
                                                                                 -----------          -----------


         The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the Six Months Ended June 30, 1999 and 1998
                        (In Thousands, Except Share Data)

                                                                                  June 30,             June 30,
                                                                                    1999                 1998
                                                                                 -----------          -----------

REVENUES:
  Operating leases, satellite services and other                                   $ 381,803           $  367,065
  Outright sales and sales-type leases                                                12,088               17,040
                                                                                 -----------          -----------
     Total revenues                                                                  393,891              384,105
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Leaseback expense, net of deferred gain                                             15,391               25,584
  Depreciation and amortization                                                      136,207              118,917
  Direct operating costs                                                              50,923               46,547
  Selling, general and administrative expenses                                        30,663               28,298
  Provision for loss on Galaxy IV                                                          -                6,314
                                                                                 -----------          -----------
     Total operating costs and expenses                                              233,184              225,660
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                               160,707              158,445

INTEREST EXPENSE, NET                                                                 52,684               46,640
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                           108,023              111,805

INCOME TAXES                                                                          46,990               48,700
                                                                                 -----------          -----------
NET INCOME                                                                         $  61,033            $  63,105
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - basic and diluted
                                                                                    $   0.41             $   0.42
                                                                                 -----------          -----------
Weighted average common shares outstanding
                                                                                 149,430,623          149,652,612
                                                                                 -----------          -----------


         The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                                  June 30,             June 30,
                                                                                    1999                 1998
                                                                                 -----------          -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                           $61,033             $ 63,105
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                       136,207              118,917
 Deferred income taxes                                                                51,230               59,222
 Amortization of gains on sale-leasebacks                                           (10,762)             (18,988)
 Amortization of debt issuance costs                                                   3,055                2,843
 Interest expense capitalized                                                       (28,090)             (28,984)
 Provision for uncollectible receivables                                               (680)                    -
 Provision for loss on Galaxy IV                                                           -                6,314
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                                11,069               30,380
       Operating leases and other receivables                                        (8,871)             (39,780)
       Prepaid expenses and other assets                                            (37,327)             (13,900)
       Accounts payable and accrued liabilities                                       24,178                1,724
       Accrued operating leaseback expense                                          (18,624)             (18,913)
       Deferred gains and revenues                                                     5,605             (16,148)
                                                                                 -----------          -----------
       Net cash provided by operating activities                                     188,023              145,792
                                                                                 -----------          -----------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (305,813)            (215,217)
 Early buyout of sale-leaseback                                                       (141,253)            (155,530)
 Net book value of satellites recovered through insurance                                 5,110               29,121
                                                                                    -----------          -----------
    Net cash used in investing activities                                             (441,956)            (341,626)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                         760,000              975,000
 Repayments of long-term debt                                                         (675,000)            (739,914)
 Repayments of incentive obligations                                                    (3,047)             (30,250)
 Stock issued to 401(k) plan                                                              1,186                1,914
                                                                                    -----------          -----------
    Net cash provided by financing activities                                            83,139              206,750
                                                                                    -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (170,794)               10,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                        177,542               91,739
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                       $  6,748             $102,655
                                                                                    -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                                            $  2,369             $  8,464
                                                                                    -----------          -----------
 Cash paid for interest                                                                $ 78,959             $ 60,067
                                                                                    -----------          -----------
 Cash paid for taxes                                                                   $  9,261             $  1,919
                                                                                    -----------          -----------

         The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1) General.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 1999 and 1998 have been made. Operating results for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

   (2) Satellite Developments

         Reference is made to "Item 1. - Business - The Satellites - Planned Satellites / Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Spacecraft Developments and - Satellite Deployment Plan" in the Form 10-K for a detailed description of the Company's satellite fleet and its satellite expansion and restoration plan. For a discussion of certain delays related to the Company's launch and in-service dates for satellites under construction and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Satellite Developments" in this Quarterly Report on Form 10-Q.

                              PANAMSAT CORPORATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                       --------                           --------
                                                               (unaudited; in thousands)          (unaudited; in thousands)
                                                                 1999              1998             1999             1998
Operating lease revenues                                       $194,421          $185,277         $381,803         $367,065
Outright sales and sale-type lease revenues                       5,961             5,803           12,088           17,040
Total revenues                                                  200,382           191,080          393,891          384,105
Leaseback expense, net of deferred gain                           7,696            11,822           15,391           25,584
Direct operating and SG&A costs                                  41,821            38,460           81,586           74,845
Depreciation and amortization                                    68,473            60,915          136,207          118,917
Income from operations                                           82,392            73,569          160,707          158,445
Interest expense, net                                            28,295            24,432           52,684           46,640
Income tax expense                                               23,532            21,380           46,990           48,700


                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues. Revenues increased $9.3 million, or 5%, to $200.4 million for the three months ended June 30, 1999 from $191.1 million for the same period in 1998. Revenues for the six months ended June 30, 1999 were $393.9, an increase of $9.8 million, or 3%, from $384.1 million for the same period in 1998. These changes are principally a result of changes based upon type of service offering. The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides telecommunications services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues were $142.0 million for the three months ended June 30, 1999, an increase of 2% from the same period in 1998. Video services revenues were $279.7 million for the six months ended June 30, 1999, a decrease of 1% from the same period in 1998. The increase in video services revenues for the three months ended June 30, 1999 was due primarily to the commencement of new service agreements for full-time video distribution services. The decrease in video services revenues for the six months ended June 30, 1999 was primarily due to lower revenues on the PAS-5 satellite in 1999 resulting from a reduction in its usable capacity. Telecommunications services revenues were $47.2 million for the three months ended June 30, 1999, an increase of 19% from the same period in 1998. Telecommunications services revenues were $91.7 million for the six months ended June 30, 1999, an increase of 19% from the same period in 1998. The increase in telecommunications services revenues was due primarily to the growth in data and Internet-related services during 1999.

         Revenues can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases increased to $6.0 million for the three months ended June 30, 1999 from $5.8 million for the same period in 1998. Revenues from sales and sales-type leases decreased to $12.1 million for the six months ended June 30, 1999 from $17.0 million for the same period in 1998. The decrease for the six months ended June 30, 1999 is attributable to a lower volume in 1999 relative to 1998 of sales-type lease agreements outstanding. Revenues from operating leases of transponders, satellite services and other increased $9.1 million, or 5%, to $194.4 million for the three months ended June 30, 1999 from $185.3 million for the same period in 1998. Revenues from operating leases of transponders, satellite services and other increased $14.7 million, or 4%, to $381.8 million for the six months ended June 30, 1999 from $367.1 million for the same period in 1998. The increase in revenues from operating leases of transponders, satellite services and other for the three and six month periods is due primarily to increased available transponder capacity on new satellites placed in service since the first quarter of 1998.

         Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $4.1 million, or 35%, to $7.7 million for the three months ended June 30, 1999, from $11.8 million for the same period in 1998. Leaseback expense, net of deferred gain, decreased $10.2 million, or 40%, to $15.4 million for the six months ended June 30,

1999 from $25.6 million for the same period in 1998. The decrease is primarily attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1998 and 1999.

         Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $3.3 million, or 9%, to $41.8 million for the three months ended June 30, 1999 from $38.5 million for the same period in 1998. Direct operating and selling, general and administrative costs increased $6.8 million, or 9%, to $81.6 million for the six months ended June 30, 1999 from $74.8 million for the same period in 1998. The increase is due primarily to direct costs associated with the addition of three new satellites placed in service and costs associated with the continued growth of the Company.

         Depreciation and Amortization. Depreciation and amortization increased $7.6 million, or 12%, to $68.5 million for the three months ended June 30, 1999 from $60.9 million for the same period in 1998. Depreciation and amortization for the six months ended June 30, 1999 increased $17.3 million, or 15%, to $136.2 million from $118.9 million for the same period in 1998. The increase in depreciation and amortization for the three and six month periods is due primarily to depreciation expense associated with the addition of three new satellites placed in service.

         Income from Operations. Income from operations increased $8.8 million, or 12%, to $82.4 million for the three months ended June 30, 1999 from $73.6 million for the same period in 1998. Income from operations increased $2.3 million, or 1%, to $160.7 million for the six months ended June 30, 1999 from $158.4 million for the same period in 1998. The increase in income from operations for the three and six months ended June 30, 1999, is due primarily to higher operating lease revenues coupled with lower leaseback expense resulting from the exercises by the Company of sale-leaseback early buy-out options during 1998 and 1999.

         Interest Expense, Net. Interest expense, net increased $3.9 million, or 16%, to $28.3 million for the three months ended June 30, 1999, from $24.4 million for the same period in 1998. Interest expense, net increased $6.1 million, or 13%, to $52.7 million for the six months ended June 30, 1999 from $46.6 million for the same period in 1998. The increase was due primarily to lower levels of interest income in 1999 and higher interest expense as the public notes were outstanding for the entire six months of 1999 as opposed to a portion of the same period in the prior year.

         Income Tax Expense. Income tax expense increased $2.1 million, or 10%, to $23.5 million for the three months ended June 30, 1999, from $21.4 million for the same period in 1998. Income tax expense decreased $1.7 million, or 3%, to $47.0 million for the six months ended June 30, 1999 from $48.7 million for the same period in 1998. The effective tax rate remained at a consistent level between 1999 and 1998 and the changes in tax expense referred to above were therefore due principally to changes in income before income taxes.

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

         The Company currently has seven satellites under construction and development by Hughes Space & Communications Company ("HSC"). As previously reported by the Company on its Form 10-Q for the quarter ended March 31, 1999, as a result of manufacturing delays communicated to the Company by HSC in May 1999, the Company revised its satellite launch schedule. Based upon information provided by HSC, the Company's current estimate of the launch and in-service dates for the satellites under construction remains the same as previously reported and is repeated in the following chart. Preliminary indications from the Company's launch providers are that they can accommodate the revised launch schedule. No assurance can be given that further delays in the satellite delivery, launch or in-service dates will not occur.



          Spacecraft                              Launch Date                       In-Service Date
          Galaxy XI                                  Q4-1999                             Q1-2000
          Galaxy X-R                                 Q1-2000                             Q2-2000
          Galaxy IV-R                                Q1-2000                             Q2-2000
          PAS-1R                                     Q2-2000                             Q3-2000
          PAS-9                                      Q2-2000                             Q3-2000
          PAS-10*                                  Q2/Q3-2000                          Q3/Q4-2000
          Galaxy III-C                             Q1/Q2-2001                          Q2/Q3-2001


         *Previously announced as a new satellite that can serve as a backup or replacement of PAS-4.

         Regulatory Developments. Effective March 1999, the U.S. government transferred the administration of export licensing and controls related to communications satellites from the Department of Commerce to the Department of State by adding communications satellites to the munitions list subject to the International Traffic in Arms Regulations ("ITAR"). As a result, additional restrictions and regulations now apply to the transfer of certain types of information related to communications satellites and related ground control equipment, as well as to the rendering of certain types of services related to such satellites and equipment, to non-U.S. persons such as launch providers, insurers, potential and existing customers, non-U.S. employees, non-U.S. regulatory bodies such as the International Telecommunications Union, non-U.S. national telecommunications authorities, and any other "Foreign Person" as defined under ITAR. The Department of State's interpretation and application of the ITAR restrictions and regulations to the Company's operations is not yet clear. However, it is possible that the ITAR restrictions and regulations could adversely affect or delay the Company's ability to launch and insure its satellites and to sell capacity to non-U.S. customers.

         Financial Condition. In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at June 30, 1999 the Company also had long-term indebtedness of $835.1 million (comprised primarily of $750 million of public notes and $85.0 million of notes outstanding under the Company's commercial paper program).

         The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $675 million to complete the construction, insure and launch such satellites. In addition to funding the construction and launch of new satellites, the Company has exercised its remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. In January 1999, the Company funded outlays of $141.3 million in cash in connection with the early buy-out of transponders on the Galaxy VII satellite. On July 2, 1999, the Company executed the last of its early buy-out opportunities on the Galaxy VII and Galaxy III-R satellites. The total cost was approximately $104 million in cash plus the assumption of $124 million of floating rate debt (LIBOR + 25bp) following the July exercise of the early buy-out opportunities and is secured by the transponders. As a result, the Company's cash, deferred gains on sale-leasebacks and accrued operating leaseback expense balances have declined from December 31, 1998. Other than indemnity obligations, the Company no longer has any obligations under sale-leaseback agreements.

         In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites, which anomalies are more specifically described in the Company's Form 10-K. The claim on the PAS-8 satellite is for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 is for a constructive total loss of the satellite because the Company has ceased using all of the Ku-band capacity of the satellite on a full-time basis, and this capacity represents more than 50% of the satellite's communications capacity. To the extent that such claims are paid by the insurers, future revenues on PAS-5 and the affected transponders on PAS-8 may be subject to certain revenue-sharing provisions of the insurance policy. The aggregate amount of these insurance claims is approximately $270 million. There can be no assurance that the Company will recover the full amount of the claims.

         PanAmSat believes that funds available from operations, insurance claims, and its existing financing programs will be sufficient to fund its planned obligations over the balance of 1999. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that funds available from its existing sources will be sufficient to cover any shortfall in funding caused by launch failures, cost overruns, delays or other unanticipated expenses. The failure to obtain such funds could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan. In addition, any strategic transactions or other significant projects that the Company might undertake would require additional financing which financing would be subject to the terms of PanAmSat's existing indebtedness.

         Net cash provided by operating activities increased to $188.0 million for the six months ended June 30, 1999, from $145.8 million for the six months ended June 30, 1998. The increase in 1999 was primarily attributable to lower working capital offset by lower levels of deferred gain amortization due to the exercise of early buy-out options.

         Net cash used in investing activities increased to $442.0 million for the six months ended June 30, 1999, from $341.6 million for the six months ended June 30, 1998. The increase in 1999 was primarily attributable to increased capital expenditures for satellite systems under development.

         Net cash provided by financing activities decreased to $83.1 million for the six months ended June 30, 1999 from $206.8 million for the six months ended June 30, 1998. The decrease in 1999 was primarily due to lower net borrowings during the first six months of 1999.

         Year 2000 Readiness Disclosure. Many of the world's computer systems currently use a two-digit format, as opposed to a four-digit format, to indicate the year. If not modified, these computer systems will be unable to properly recognize dates beyond the year 1999, which could lead to system failures and business disruption in the U.S. and internationally. The Company's Year 2000 Plan ("Y2K Plan") addresses Year 2000 issues in the following phases:

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

         Correction of the Company's telemetry, tracking and control ("TT&C") software for the HSC-manufactured satellites is the most significant component of the Y2K Plan. The core TT&C software was delivered by Raytheon, the software vendor, in March 1999. Modification of the PanAmSat-unique sections of the software code began immediately and were completed during the second quarter of 1999. Integration of the unique and Raytheon sections of the software was also completed during the second quarter. All subsystem-level and system level testing of the combined code is complete. Installation of the software at remote TT&C sites started in July 1999 and is scheduled for completion in August 1999, marking the date at which the ground software will be compliant for all existing in-orbit satellites operated by PanAmSat. Software for satellites to be launched during the fourth quarter of 1999 and the first quarter of 2000 is to be delivered to PanAmSat during the third quarter of 1999 in a Y2K compliant state. Final testing of the entire software system, including newly-delivered Y2K compliant software, is scheduled for the fourth quarter of 1999.

         Raytheon is also responsible for delivery of many of the satellite simulators used by PanAmSat for individual satellite procedure verification and anomaly resolution. The majority of the satellite simulators have been delivered, but the final simulator is not scheduled for delivery until November 1999. PanAmSat has worked with Raytheon to prioritize the simulator deliveries so that there are no impacts on the overall software remediation schedule and no delays to PanAmSat's overall Y2K compliance verification are anticipated.

         Five of PanAmSat's satellites are controlled by third party satellite operators. PanAmSat has sent requests for compliance certification, remediation schedules, and contingency plans to each of these operators. GE Americom, operator of PAS-1, has responded that both the satellite and the TT&C network are fully compliant. Loral Space & Communications, the operator of three of the Company's satellites, has informed the Company that final installation of certain TT&C equipment previously expected to be completed by the end of the first quarter of 1999, will not be completed until October 1999. Remediation and testing of Loral's TT&C software is completed and installation of the codes at all control sites is expected to be completed during August 1999. Optus, operator of PAS-4, has completed remediation of their control software and expects to complete testing and final installation during August 1999. PanAmSat is continuing to work with its third-party operators to obtain the information required, and create acceptable contingency plans, and to expedite remediation schedules wherever possible.

         PanAmSat has recently added Arianespace to its list of critical service suppliers who are required to provide documentation of Y2K compliance. Arianespace has provided information stating that remediation efforts to their facilities, ground control systems, and launch vehicles are currently underway and expect to be complete by the third quarter of 1999.

         Compliance verification requests have been sent to all other identified third-party equipment and system suppliers. PanAmSat's Y2K Plan team worked with such suppliers to correct all non-compliant systems and most met our target compliance date of June 30, 1999. Several vendors, however, still have outstanding issues. Upgrades to most compressed digital video (CDV) systems are complete and the remaining system update is scheduled for completion in August of 1999. Replacement of certain network and communications equipment is scheduled to occur during the third quarter of 1999. Software upgrades for a payload monitoring system are in process and will be completed during the third quarter of 1999. In addition, the Company is acquiring a new carrier monitoring system ("CMS") for monitoring and troubleshooting remote customer transmissions to replace the Company's existing system (which is not Year 2000 compliant). While the Company has begun to install the CMS at the Company's monitoring sites, final installation will not occur until the fourth quarter of 1999. All mission critical components are already accounted for in the Company's contingency plan.

         An older CDV system still occasionally used by PanAmSat for services on PAS-1 is no longer supported by its vendor. The equipment is fully compliant when operated in unencrypted mode rather than encrypted mode, and the Company plans to replace the system when the existing services are transferred to PAS-1R, which will not occur until 2000 due to a delay in the PAS-1R launch date. Consequently, with the consent of the customers, PanAmSat has begun operating the existing CDV equipment on PAS-1 in unencrypted mode and will continue to operate in that mode until the transfer of services to PAS-1R.

         The Company has also completed an evaluation of the various management information systems used by the Company for financial and administrative functions and has determined that such systems are largely Y2K compliant. Upgrades to non-compliant hardware systems are 98% complete and software applications are 70% complete. Final hardware and software upgrades are scheduled for completion during the third quarter of 1999. Modifications to core business systems are complete and final testing of those systems is also scheduled for the third quarter of 1999. Existing back-up procedures can be used to perform normal Company financial and administrative functions in the event of potentially uncorrected problems.

         The Company has identified the potential loss of real-time satellite control software functionality as a reasonably likely worst case scenario. A contingency plan involving the use of back-dated processors installed at each of the primary TT&C locations has been developed to maintain satellite control capability for Hughes-built spacecraft in the event the main software processing system experiences a failure during a date rollover. Experienced satellite control personnel will also be deployed to the primary TT&C sites. On site personnel and data processing capability also eliminates the external fiber telecommunications lines from being a part of the Company's critical failure path. Formal contingency plans were completed in March 1999 and contingency procedures were completed during the second quarter of 1999. Installation of the processors and contingency plan testing is scheduled for August of 1999.

         Internal efforts on Y2K projects have had a minimal impact on other non-Y2K IT and non-IT projects. Any transition of activities currently being performed by third-party Y2K solutions providers to internal resources could delay some internal software projects.

         The Y2K Plan is funded from cash flows from the Company's operations. Approximately $2.4 million has been incurred through June 30, 1999 in connection with the Y2K Plan. Of this amount, approximately $250,000 was incurred in 1998 and $200,000 during 1997. The total cost through completion of the Y2K Plan is expected to be approximately $4.4 million, representing an increase from previously estimated costs due primarily to the utilization of additional external Y2K solutions providers. No assurance can be given that the cost of the Y2K Plan will not increase.

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

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)    The Annual Meeting of Stockholders was held on May 5, 1999.

         (b) (i) Registrant's Certificate of Incorporation provides that nominees to the Registrant's Board of Directors shall be elected to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The eleven nominees for director, Mr. Michael T. Smith, Ms. Roxanne S. Austin, Mr. Patrick J. Costello, Mr. Dennis F. Hightower, Mr. James M. Hoak, Mr. R. Douglas Kahn, Mr. Stephen R. Kahn, Mr. Tig H. Krekel, Mr. Frederick A. Landman, Mr. Charles H. Noski and Mr. Joseph R. Wright, Jr., were elected by plurality of the votes cast by the holders of Registrant's Common Stock voting thereon:

         (A)    Mr. Smith: 130,490,559 votes for and 97,925 votes withheld;

         (B)    Ms. Austin: 130,490,059 votes for and 98,425 votes withheld;

         (C)    Mr. Costello: 130,490,559 votes for and 97,925 votes withheld;

         (D)    Mr. Hightower: 130,490,559 votes for and 97,925 votes withheld;

         (E)    Mr. Hoak: 130,490,559 votes for and 97,925 votes withheld;

         (F) Mr. R. Douglas Kahn: 130,490,259 votes for and 98,225 votes withheld;

         (G) Mr. Stephen R. Kahn: 130,475,126 votes for and 113,358 votes withheld;

         (H)    Mr. Krekel: 130,475,059 votes for and 113,425 votes withheld;

         (I)    Mr. Landman: 130,490,126 votes for and 98,358 votes withheld;

         (J)    Mr. Noski: 130,490,059 votes for and 98,425 votes withheld;

         (K)    Mr. Wright: 130,490,559 votes for and 97,925 votes withheld;

         (c) (v) A proposal (designated Proposal 2 and set forth in Registrant's Proxy Statement), approved by the Board of Directors, to elect Deloitte & Touche LLP as the Registrant's independent accountants for 1999, was approved by a majority of the votes cast by the holders of Registrant's Common Stock voting thereon: 130,576,941 affirmative votes; 3,010 negative votes; 8,533 votes abstained.

         ITEM   6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Exhibit No.

3.2           Restated Bylaws of PanAmSat Corporation

10.15.11      Amendment No. 6 dated as of June 4, 1999, to Agreement
              for Launching into Geostationing Transfer Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and Arianespace S.A., constituting Exhibit 10.12.3 to PanAmSat International Systems, Inc.'s ("PanAmSat International") Quarterly Report on Form 10-Q for the period ended March 31, 1996.
              (1)

10.27.3       First Amendment dated as of June 17, 1999, to Second
              Amended and Restated Transponder Purchase and Sale Agreement between PanAmSat International and NetSat Servicios Ltda., constituting Exhibit 10.2.1 to NetSat Servicios Ltda.'s Regulations Statement on Form F-4 (Reg. No. 333-6318) dated January 21, 1997. (1)

27            Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

              _____

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

                                                           PanAmSat Corporation



Date:  August 10, 1999                      /s/ Kenneth N. Heintz
                                            ----------------------------
                                                Kenneth N. Heintz
                                                Executive Vice President and
                                                Chief Financial Officer
                                                and a Duly Authorized
                                                Officer of the Company