Form 10-Q
period 1999-09-30
PANAMSAT CORP /NEW/
filed 1999-11-12
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

                                YES X        NO

As of September 30, 1999, an aggregate of 149,288,762 shares of the Company's Common Stock were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                                                                 September 30,         December 31,
                                                                                     1999                 1998
                                                                                 -----------          ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                          $  6,834             $177,542
 Accounts receivable-net                                                              41,961               63,326
 Net investment in sales-type leases                                                  23,277               22,595
 Prepaid expenses and other                                                           58,090               38,692
 Deferred income taxes                                                                16,404               36,438
 Insurance claim receivable                                                          295,684                    -
                                                                                 -----------          -----------
Total current assets                                                                 442,250              338,593

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                     3,063,292            2,895,191

NET INVESTMENT IN SALES-TYPE LEASES                                                  155,885              173,382

GOODWILL-Net of amortization                                                       2,384,818            2,433,538

DEFERRED CHARGES                                                                      69,968               49,793
                                                                                 -----------          -----------
TOTAL ASSETS                                                                     $ 6,116,213          $ 5,890,497
                                                                                 -----------         ------------


                        The accompanying notes are an integral part of these consolidated financial statements



                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)


                                                                                 September 30,        December 31,
                                                                                  1999                 1998
                                                                                 -----------         ------------
                                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                           $ 96,680             $ 88,005
 Deferred gains on sale-leasebacks                                                         -               34,303
 Deferred revenues                                                                     9,875               21,294
                                                                                 -----------          -----------
Total Current Liabilities                                                            106,555              143,602

DUE TO AFFILIATES (PRINCIPALLY MERGER-RELATED INDEBTEDNESS)                        1,798,976            1,788,353

LONG-TERM DEBT                                                                     1,002,814              750,056

DEFERRED GAINS ON SALE-LEASEBACKS                                                          -              121,477

DEFERRED INCOME TAXES                                                                308,436              231,373

DEFERRED CREDITS AND OTHER (PRINCIPALLY
   CUSTOMER DEPOSITS AND DEFERRED
   REVENUE)                                                                          113,829              111,239

ACCRUED OPERATING LEASEBACK EXPENSE                                                        -               55,982

                                                                                 -----------          -----------

TOTAL LIABILITIES                                                                  3,330,610            3,202,082
                                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value  --  400,000,000
  shares authorized; 149,288,762 and 149,231,121
  outstanding at September 30, 1999 and December 31, 1998,
   respectively                                                                        1,493                1,492
 Additional paid-in-capital                                                        2,506,474            2,504,316
 Retained earnings                                                                   277,636              182,607
                                                                                 -----------          -----------
Total stockholders' equity                                                         2,785,603            2,688,415
                                                                                 -----------          -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 $ 6,116,213          $ 5,890,497
                                                                                 -----------          -----------

 The accompanying notes are an integral part of these consolidated financial statements




                                                         PANAMSAT CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                        For the Three Months Ended September 30, 1999 and 1998
                                                   (In Thousands, Except Share Data)

                                                                                 September 30,        September 30,
                                                                                 1999                     1998
                                                                                 -----------          -----------
REVENUES:
  Operating leases, satellite services and other                                   $ 204,953            $ 179,750
  Outright sales and sales-type leases                                                 5,786                6,790
                                                                                 -----------          -----------
     Total revenues                                                                  210,739              186,540
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Leaseback expense, net of deferred gain                                                  -               10,820
  Depreciation and amortization                                                       70,748               59,282
  Direct operating costs                                                              25,156               24,298
  Selling, general and administrative expenses                                        16,591               13,813
                                                                                 -----------          -----------
     Total operating costs and expenses                                              112,495              108,213
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                                98,244               78,327

INTEREST EXPENSE, NET                                                                 30,286               23,902
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                            67,958               54,425

INCOME TAXES                                                                          33,962               24,500
                                                                                 -----------          -----------
NET INCOME                                                                        $   33,996            $  29,925
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE -- basic and diluted
                                                                                   $    0.23            $    0.20
                                                                                 -----------          -----------
Weighted average common shares outstanding                                       149,551,485          149,548,470
                                                                                 -----------          -----------

                        The accompanying notes are an integral part of these consolidated financial statements



                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              For the Nine Months Ended September 30, 1999 and 1998
                        (In Thousands, Except Share Data)

                                                                                 September 30,        September 30,
                                                                                     1999                 1998
                                                                                 -----------          -----------
REVENUES:
  Operating leases, satellite services and other                                   $ 586,756           $  546,815
  Outright sales and sales-type leases                                                17,874               23,830
                                                                                 -----------          -----------
     Total revenues                                                                  604,630              570,645
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Leaseback expense, net of deferred gain                                             15,391               36,404
  Depreciation and amortization                                                      206,955              178,199
  Direct operating costs                                                              76,079               70,845
  Selling, general and administrative expenses                                        47,254               42,111
  Provision for loss on Galaxy IV                                                          -                6,314
                                                                                 -----------          -----------
     Total operating costs and expenses                                              345,679              333,873
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                               258,951              236,772

INTEREST EXPENSE, NET                                                                 82,970               70,542
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                           175,981              166,230

INCOME TAXES                                                                          80,952               73,200
                                                                                 -----------          -----------
NET INCOME                                                                         $  95,029            $  93,030
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE -- basic and diluted
                                                                                    $   0.64             $   0.62
                                                                                 -----------          -----------
Weighted average common shares outstanding
                                                                                 149,491,629          149,635,423
                                                                                 -----------          -----------
 The accompanying notes are an integral part of these consolidated financial statements


                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                                                 September 30,        September 30,
                                                                                    1999                  1998
                                                                                 -----------          -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                           $95,029             $ 93,030
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                                       206,955              178,199
 Deferred income taxes                                                                97,097               40,092
 Amortization of gains on sale-leasebacks                                           (10,762)             (27,564)
 Amortization of debt issuance costs                                                   4,583                4,494
 Interest expense capitalized                                                       (43,465)             (45,956)
 Provision for uncollectible receivables                                             (1,680)                    -
 Provision for loss on Galaxy IV                                                           -                6,314
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                                16,814               35,323
       Operating leases and other receivables                                         23,045             (44,916)
       Prepaid expenses and other assets                                            (48,181)               18,023
       Accounts payable and accrued liabilities                                     (36,457)              (5,288)
       Accrued operating leaseback expense                                          (18,624)             (34,228)
       Deferred gains and revenues                                                     6,352             (12,113)
                                                                                 -----------          -----------
       Net cash provided by operating activities                                     290,706              205,410
                                                                                 -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (409,831)            (397,862)
 Early buy-out of sale-leasebacks (net of $124.1M of assumed
 indebtedness)                                                                        (245,335)            (155,530)
 Net book value of satellites recovered through insurance                                10,779              231,186
                                                                                    -----------          -----------
    Net cash used in investing activities                                             (644,387)            (322,206)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (net of $124.1M of assumed indebtedness)                              1,440,000            1,165,000
 Repayments of long-term debt                                                       (1,255,000)            (964,566)
 Repayments of incentive obligations                                                    (4,184)             (31,423)
 Stock issued to 401(k) plan                                                              2,157                2,670
                                                                                    -----------          -----------
    Net cash provided by financing activities                                           182,973              171,681
                                                                                    -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (170,708)               54,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                        177,542               91,739
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                       $  6,834             $146,624
                                                                                    -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                                            $  2,810             $  9,923
                                                                                    -----------          -----------
 Cash paid for interest                                                               $ 134,234            $ 112,976
                                                                                    -----------          -----------
 Cash paid for taxes                                                                   $  9,316             $  7,844
                                                                                    -----------          -----------

 The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) General

        These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 1999 and 1998 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

     (2) Satellite Developments

        Reference is made to "Item 1. -- Business -- The Satellites -- Planned Satellites / Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Spacecraft Developments and -- Satellite Deployment Plan" in the Form 10-K for a detailed description of the Company's satellite fleet and its satellite expansion and restoration plan. For a discussion of certain delays related to the Company's launch and in-service dates for satellites under construction and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Satellite Developments" in this Quarterly Report on Form 10-Q.

                              PANAMSAT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                                 ------------------------         --------------------------
                                                                 (unaudited; in thousands)          (unaudited; in thousands)
                                                                 1999              1998             1999             1998

Operating leases, satellite services and other                 $204,953          $179,750         $586,756         $546,815
Outright sales and sales-type leases                              5,786             6,790           17,874           23,830
Total revenues                                                  210,739           186,540          604,630          570,645
Leaseback expense, net of deferred gain                               -            10,820           15,391           36,404
Direct operating and SG&A costs                                  41,747            38,111          123,333          112,956
Depreciation and amortization                                    70,748            59,282          206,955          178,199
Income from operations                                           98,244            78,327          258,951          236,772
Interest expense, net                                            30,286            23,902           82,970           70,542
Income tax expense                                               33,962            24,500           80,952           73,200


                                       11

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues. Revenues were $210.7 million for the three months ended September 30, 1999 and $604.6 million for the nine months ended September 30, 1999. The comparative analysis of revenues discussed below excludes the effects of a one-time payment of approximately $15 million during the third quarter that was associated with the termination of a direct-to-home (DTH) video services agreement in India. Revenues increased $9.5 million, or 5%, to $196.0 million for the three months ended September 30, 1999 from $186.5 million for the same period in 1998. Revenues for the nine months ended September 30, 1999 were $589.9, an increase of $19.3 million, or 3%, from $570.6 million for the same period in 1998. These changes are principally a result of changes in the types of service offerings that the Company provides.

     The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides telecommunications services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues were $139.8 million for the three months ended September 30, 1999, an increase of 3% from the same period in 1998. Video services revenues were $419.5 million for the nine months ended September 30, 1999, as compared to $417.7 million from the same period in 1998. The increase in video services revenues for the three and nine months ended September 30, 1999 was due primarily to the commencement of new service agreements for full-time video distribution services. Telecommunications services revenues were $46.1 million for the three months ended September 30, 1999, an increase of 13% from the same period in 1998. Telecommunications services revenues were $137.8 million for the nine months ended September 30, 1999, an increase of 17% from the same period in 1998. The increase in telecommunications services revenues was due primarily to the growth in new data service agreements during 1999.

     Revenues can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $5.8 million for the three months ended September 30, 1999 from $6.8 million for the same period in 1998. Revenues from sales and sales-type leases decreased to $17.9 million for the nine months ended September 30, 1999 from $23.8 million for the same period in 1998. The decrease for the three and nine months ended September 30, 1999 is attributable to a lower volume in 1999 relative to 1998 of sales-type lease agreements outstanding. Revenues from operating leases of transponders, satellite services and other increased $10.4 million, or 6%, to $190.2 million for the three months ended September 30, 1999 from $179.8 million for the same period in 1998. Revenues from operating leases of transponders, satellite services and other increased $25.2 million, or 5%, to $572.0 million for the nine months ended September 30, 1999 from $546.8 million for the same period in 1998. The increase in revenues from operating leases of transponders, satellite services and other for the three and nine month periods is due primarily to increased available transponder capacity on new international satellites placed in service since the first quarter of 1998.

     Leaseback Expense, Net of Deferred Gain. For the three months ended September 30, 1999, the Company recorded no leaseback expense, net of deferred gain as compared to $10.8 million for the same period in 1998. Leaseback expense, net of deferred gain, decreased $21.0 million, or 58%, to $15.4 million for the nine months ended September 30, 1999 from $36.4 million for the same period in 1998. These decreases are primarily attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1998 and 1999.

     Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $3.6 million, or 10%, to $41.7 million for the three months ended September 30, 1999 from $38.1 million for the same period in 1998. Direct operating and selling, general and administrative costs increased $10.4 million, or 9%, to $123.3 million for the nine months ended September 30, 1999 from $113.0 million for the same period in 1998. These increases are due primarily to direct costs associated with the addition of three new satellites placed in service and costs associated with the continued growth of the Company.

     Depreciation and Amortization. Depreciation and amortization increased $11.5 million, or 19%, to $70.7 million for the three months ended September 30, 1999 from $59.3 million for the same period in 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased $28.8 million, or 16%, to $207.0 million from $178.2 million for the same period in 1998. The increase in depreciation and amortization for the three and nine month periods is due primarily to depreciation expense associated with the addition of three new satellites placed in service and the exercise by the Company of sale-leaseback early buy-out opportunities.

     Income from Operations. Income from operations was $98.2 million for the three months ended September 30, 1999 and $259.0 million for the nine months ended September 30, 1999. Excluding the termination payment, as described in the revenue discussion above, income from operations for the three months ended September 30, 1999 increased $5.2 million, or 7%, to $83.5 million from $78.3 million for the same period in 1998. Income from operations increased $7.4 million, or 3%, to $244.2 million for the nine months ended September 30, 1999 from $236.8 million for the same period in 1998. The increase in income from operations for the three and nine month periods ended September 30, 1999, is due primarily to higher operating lease revenues coupled with lower leaseback expense resulting from the exercises by the Company of sale-leaseback early buy-out options during 1998 and 1999.

     Interest Expense, Net. Interest expense, net increased $6.4 million, or 27%, to $30.3 million for the three months ended September 30, 1999, from $23.9 million for the same period in 1998. Interest expense, net increased $12.4 million, or 18%, to $83.0 million for the nine months ended September 30, 1999 from $70.5 million for the same period in 1998. These increases are due primarily to lower levels of interest income in 1999 and higher interest expense resulting from new debt assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction as discussed below.

     Income Tax Expense. Income tax expense increased $9.5 million, or 39%, to $34.0 million for the three months ended September 30, 1999, from $24.5 million for the same period in 1998. Income tax expense increased $7.8 million, or 11%, to $81.0 million for the nine months ended September 30, 1999 from $73.2 million for the same period in 1998. The increase in income tax expense for the three and nine month periods ended September 30, 1999 is due primarily to an increase in the effective tax rate level between 1999 and 1998 as a result of a reduction in the estimated tax benefits available from the use of a foreign sales corporation.

     Satellite Developments. Reference is made to "Item 1. -- Business -- The Satellites -- Planned Satellites / Satellite Deployment Plan" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Spacecraft Developments and -- Satellite Deployment Plan" in the Form 10-K for a detailed description of the Company's satellite fleet and its satellite expansion and restoration plan.

     The Company currently has seven satellites under construction and development by Hughes Space & Communications Company ("HSC"). As previously reported by the Company on its Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, as a result of manufacturing delays communicated to the Company by HSC in May 1999, the Company revised its satellite launch schedule. Based upon information provided by HSC, the Company's current estimate of the launch and in-service dates for the satellites under construction remains the same as previously reported in its 10-Q for the quarter ended June 30, 1999. On October 27, 1999, a Proton launch vehicle suffered a launch failure (that did not carry any of the Company's Satellites). An investigation into the failure has commenced, but a final report has not been issued. The Company is awaiting the results of the investigation, but has not yet determined whether the Proton launch failure will cause a delay in the launch of its Galaxy IV-R spacecraft, which is currently scheduled for launch on a Proton launch vehicle.

     Regulatory Developments. The U.S. Congress recently added communications satellites to the munitions list governed by the International Traffic in Arms Regulations ("ITAR"), and transferred responsibility for licensing the export of satellites and related technical information from the U.S. Commerce Department to the State Department. With the new regulatory framework, transfer of information related to satellites to launch providers, insurers, customers, potential customers, non-U.S. employees, foreign regulatory bodies such as the International Telecommunications Union and national telecommunications authorities of other countries, and other non-U.S. persons has become more difficult. The State Department's interpretation of the regulations as they would be applied to the Company is not yet complete, but it is possible that these regulations could adversely affect or delay the Company's ability to launch and insure its satellites and to sell capacity to non-U.S. customers.



     Financial Condition. In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at September 30, 1999 the

Company also had long-term indebtedness of $1,002.8 million (comprised primarily of $750 million of public notes, $185.0 million of notes outstanding under the Company's commercial paper program and $67.8 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction (see below)).

     The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has seven satellites under various stages of development for which the Company has budgeted capital expenditures. The Company will require approximately $690 million for remaining construction, insurance and launch costs relating to such satellites. In addition to funding new satellites, the Company has exercised its remaining early buy-out options under certain satellite sale-leaseback transactions entered into in prior years. In January 1999, the Company funded outlays of $141.3 million in cash in connection with the early buy-out of transponders on the Galaxy VII satellite. On July 2, 1999, the Company executed the last of its early buy-out opportunities on the Galaxy VII and Galaxy III-R satellites for a total cost of approximately $104 million in cash, plus the assumption of $124 million of floating rate debt. As a result, the Company's cash, deferred gains on sale-leasebacks and accrued operating leaseback expense balances have declined from December 31, 1998. Other than indemnity obligations, the Company no longer has any obligations under sale-leaseback agreements.

     In April 1999, the Company filed two insurance claims totaling $270 million related to anomalies on its PAS-8 and PAS-5 satellites. These anomalies are more specifically described in the Company's Form 10-K and 10-Q for the period ended June 30, 1999. In August 1999, the Company filed an insurance claim for $96 million on its Galaxy VIIIi satellite for a partial loss primarily resulting from battery cell failures, bringing the Company's total claimed losses to approximately $366 million. In September, the Company met with its insurance carriers and agreed to settle all of the claims for net cash to PanAmSat of approximately $304 million, the difference representing salvage values to the insurers on the satellites. The Company expects to receive these insurance proceeds during the fourth quarter.

     During the third quarter, the Company's credit ratings were downgraded to BBB-/A3 by Standard & Poor's. As a result, the Company expects that it will not be practicable to issue commercial paper at the current rating level, and it will instead draw upon its bank credit facility to fund its borrowing needs. In a separate, unrelated transaction, the Company obtained an amendment to the bank credit facility during the third quarter to modify a financial covenant principally as a result of the impact of the manufacturing delays announced in May 1999.

     PanAmSat believes that funds available from operations, insurance claims, and its existing financing programs will be sufficient to fund its planned obligations over the next twelve months. There can be no assurance, however, that PanAmSat's assumptions with respect to future construction and launch costs will be correct, or that funds available from its existing sources will be sufficient to cover any shortfall in funding caused by launch failures, cost overruns, delays or other unanticipated expenses. The failure to obtain such funds could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan. In addition, any strategic transactions or other significant projects that the Company might undertake would require additional financing, which financing would be subject to the terms of PanAmSat's existing indebtedness.

     Net cash provided by operating activities increased to $290.7 million for the nine months ended September 30, 1999, from $205.4 million for the nine months ended September 30, 1998. The increase in 1999 was primarily attributable to lower working capital offset by lower levels of deferred gain amortization due to the exercise of early buy-out options.

     Net cash used in investing activities increased to $644.4 million for the nine months ended September 30, 1999, from $322.2 million for the nine months ended September 30, 1998. The increase in 1999 was primarily attributable to increased capital expenditures for satellite systems under development and the exercise of the remaining early buy-out options.

     Net cash provided by financing activities increased to $183.0 million for the nine months ended September 30, 1999 from $171.7 million for the nine months ended September 30, 1998. The increase in 1999 was primarily due to higher net borrowings during the first nine months of 1999 associated with the Company's satellites under construction and the exercise of its early buy-out opportunities.

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

     PanAmSat commenced its Y2K Plan in 1997. A project team consisting of members of the engineering, operations, and software development groups meets regularly and is in charge of plan scheduling and implementation. Identification of susceptible systems and assessment of the corrective actions has been completed by all functional areas. Correction and verification testing of affected systems are well underway and correction and verification testing of all mission critical systems were completed during the third quarter of 1999. Contingency planning and initial contingency testing is complete and final contingency tests will be conducted during the fourth quarter of 1999.

     None of the Company's primary assets, the in-orbit satellites, have date-dependent processing and therefore they are not at substantial risk due to Year 2000 issues. Stationkeeping operations for the Company's satellites are not date-dependent and no real-time commands will be required at the time of the date change.

     PanAmSat currently controls 21 satellites from its Long Beach, California Operations Control Center (OCC), of which 16 of those satellites are owned or leased by PanAmSat and 5 satellites are operated for third parties. All of PanAmSat's domestic U.S. satellites and half of its international satellites are operated by PanAmSat's OCC. The remaining international satellites, identified below, are operated by third parties. Correction of the telemetry, tracking and control ("TT&C") software for the PanAmSat operated satellites is the most significant component of the Y2K Plan. The core TT&C software was delivered by Raytheon, the software vendor, in March 1999. Modification of the PanAmSat-unique sections of the software code began immediately and were completed during the second quarter of 1999. Integration of the unique and Raytheon sections of the software was also completed during the second quarter. All subsystem-level and system level testing of the combined code is complete. Installation of the software at remote TT&C sites was completed during September 1999. The ground control software is now compliant for all existing in-orbit satellites operated by PanAmSat. Software for Galaxy XI, to be launched during the fourth quarter of 1999, was delivered to PanAmSat during the third quarter of 1999 and is Y2K compliant. Final testing of the entire software system, including newly-delivered Y2K compliant software, is complete.

     Five of PanAmSat's international satellites are controlled by third party satellite operators. PanAmSat has sent requests for compliance certification, remediation schedules, and contingency plans to each of these operators. GE Americom, operator of PAS-1, has responded that both the satellite and the TT&C network are fully compliant. Optus, operator of PAS-4, completed remediation, testing, and final installation of their ground control software during September 1999. All of the ground hardware associated with operating PAS-4 has also been verified to be Y2K compliant or judged to have no operational impact. Space Systems/Loral, the operator of three of the Company's satellites (PAS-6, PAS-7, and PAS-8), installed certain TT&C equipment required for PAS-6 during October 1999. All ground hardware associated with operating PAS-7 and PAS-8 is already compliant. Final documentation verifying Y2K compliance of all Space Systems/Loral satellite control systems is expected during November 1999. PanAmSat is continuing to work with its third-party operators to verify Y2K compliance and to finalize appropriate contingency plans.

     PanAmSat has added Arianespace, the expected launch provider of the Company's Galaxy XI and Galaxy X-R satellites, to its list of significant service suppliers who are required to provide documentation of Y2K compliance. Arianespace has provided information stating that remediation efforts to their facilities, ground control systems, and launch vehicles are currently being finalized. Remediation is complete for all aspects of the Ariane 4 launch vehicle and preparation facilities. Final ground network installations are also expected to be completed during the fourth quarter of 1999, as is a final qualification test of all Ariane systems.

     Compliance verification requests have been sent to all other identified third-party equipment and system suppliers. PanAmSat's Y2K Plan team worked with such suppliers to correct all non-compliant systems and most met our target compliance date of June 30, 1999. All other vendors provided certification during the third quarter of 1999 except as noted below.

     Upgrades to most compressed digital video (CDV) systems were completed in September 1999. An older CDV system still occasionally used by PanAmSat for services on PAS-1 is no longer supported by its vendor. The equipment is fully compliant when operated in unencrypted mode rather than encrypted mode, and the Company plans to replace the system when the existing services are transferred to PAS-1R, which will not occur until 2000 due to a delay in the PAS-1R launch date. Consequently, PanAmSat has begun operating the existing CDV equipment on PAS-1 in unencrypted mode and will continue to operate in that mode until the transfer of services to PAS-1R.

     Software upgrades for a remote payload monitoring system are in process and will be completed during the fourth quarter of 1999. In addition, the Company is acquiring a new carrier monitoring system ("CMS") for monitoring and troubleshooting remote customer transmissions to replace the Company's existing system (which is not Year 2000 compliant). While the Company has begun to install the CMS at the Company's monitoring sites, the final site installation may not occur until the first quarter of 2000. The mission critical function of the existing system (real-time payload monitoring) will continue to operate, but some data archiving functions may be affected.

     Verification of compliance has now been received from most third-party fiber circuit providers, but several companies have yet to provide certification. Replacement of a phone system in a regional sales office is currently scheduled for the fourth quarter of 1999.

     The Company has also completed an evaluation of the various management information systems used by the Company for financial and administrative functions and has determined that such systems are largely Y2K compliant. Upgrades to non-compliant hardware systems and software applications are now complete. Modifications to and final testing of core business systems are complete. Existing back-up procedures can be used to perform normal Company financial and administrative functions in the event of potentially uncorrected problems.

     PanAmSat has identified the potential loss of real-time satellite control software functionality as a reasonably likely worst case scenario. For PanAmSat and Optus operated satellites, a contingency plan involving the use of back-dated processors installed at each of the primary TT&C locations has been developed to maintain satellite control capability in the event the main software processing system experiences a failure during a date rollover. By having the primary and redundant processors running simultaneously but with different system dates, the processors will experience the critical date rollovers at different times and ensure that at least one processor will be operational at all times. Experienced satellite control personnel will also be deployed to the primary TT&C sites. On site personnel and data processing capability also eliminates the external fiber telecommunications lines from being a part of the critical failure path. PanAmSat's formal contingency plans were completed in March 1999 and contingency procedures were completed during the second quarter of 1999. Installation of the extra data processors and preliminary testing at the PanAmSat sites was completed in August 1999. Optus completed their contingency plans and contingency processor installation during the third quarter of 1999. Final contingency plan testing is underway and expected to be complete during November 1999 at both PanAmSat and Optus.

     Internal efforts on Y2K projects have had a minimal impact on other non-Y2K IT and non-IT projects. Any transition of activities currently being performed by third-party Y2K solutions providers to internal resources could delay some internal software projects.

     The Y2K Plan is funded from cash flows from the Company's operations. Approximately $3.4 million has been incurred through September 30, 1999 in connection with the Y2K Plan. Of this amount, approximately $250,000 was incurred in 1998 and $200,000 during 1997. The total cost through completion of the Y2K Plan is expected to be approximately $4.4 million. No assurance can be given that the cost of the Y2K Plan will not increase.

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

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

Exhibit No.

10.33.2 Amendment to the PanAmSat Corporation Long-Term Incentive Plan Established in 1997.*

10.42.2 Amendment to the Revolving Credit Agreement between Citibank and PanAmSat Corporation dated September 29, 1999.

10.56 PanAmSat Corporation Amended and Restated Restoration and Deferred Compensation Plan.*

10.57 PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan.*

10.58 Employment Agreement between PanAmSat Corporation and R. Douglas Kahn, dated as of April 1, 1999.*

10.59 Amended and Restated Loan and Security Agreement by and among PanAmSat Corporation, The Chase Manhattan Bank, and certain lending institutions, dated as of July 2, 1999.

27            Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

------------------------
* Exhibits indicated with a * symbol are executive contracts or other compensatory plans or arrangements.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PanAmSat Corporation



Date:  November 12, 1999                     /s/ Kenneth N. Heintz
                                            ----------------------------
                                            Kenneth N. Heintz
                                            Executive Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company