Form 10-K
period 1999-12-31
PANAMSAT CORP /NEW/
filed 2000-03-29
CIK 1037388

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999         COMMISSION FILE NO. 0-22531

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

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 20, 2000, the registrant had outstanding 149,446,936 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $857,319,950.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation ("PanAmSat" or the "Company") scheduled to be held on June 1, 2000 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof.

            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch delays and in-orbit failures or reduced performance, (ii) risks of government regulation, (iii) risks of doing business internationally, (iv) risk of uninsured loss, (v) risks associated with the Internet Initiative and
(vi) litigation. Such factors are more fully described under the caption "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." PanAmSat cautions that the foregoing list of important factors is not exclusive. Further, PanAmSat operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

ITEM 1. BUSINESS

                                   OVERVIEW

  PanAmSat is the world's largest commercial provider of global satellite-based communications services. The Company commenced operations on May 16, 1997 upon the merger of PAS Merger Corp. and PanAmSat International, then operating under its previous name PanAmSat Corporation, and the contribution of the Galaxy Satellite Services division of Hughes Communications, Inc. (the "Merger"). For a more detailed description of the Merger, see Note 1 to the Consolidated Financial Statements.

  PanAmSat is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, South Asia, the Asia-Pacific region, the Middle East, the Caribbean and Europe. PanAmSat's global network of 20 satellites provides state-of-the-art video distribution and telecommunications services for customers worldwide. Currently, an aggregate of more than 125 million cable television households worldwide are capable of receiving television programming carried by PanAmSat satellites. PanAmSat satellites also serve as the transmission platforms for six direct-to-home ("DTH") services worldwide. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage.

  In addition, PanAmSat offers satellite services to telecommunications carriers, corporations and Internet service providers ("ISPs") for the provision of satellite-based communications networks, including private corporate networks employing very small aperture terminals ("VSATs") and international access to the U.S. Internet backbone. Approximately 50 ISPs in countries outside of the United States access the U.S. Internet backbone via PanAmSat satellites.

  The Company operates its business as a single operating segment and maintains comprehensive and discrete financial information only for this single operating segment. However, the Company does compile summary revenue information by geographical region and for the three communications services areas that it currently serves, namely: video services, telecommunications services and other services, and has included such information in this annual report for additional analysis.

GENERAL

  PanAmSat operates the world's largest commercial network of geostationary earth orbit ("GSO") communications satellites. GSO satellites are located in orbit approximately 22,300 miles above the Earth and can blanket large geographic areas with signal coverage. The Company's satellite network currently consists of 20 GSO satellites and is expected to consist of 24 satellites by mid-2001, with the launch of five additional satellites planned for 2000 and 2001 and the retirement of one existing satellite. Global coverage and an availability of end-to-end services including satellite capacity, teleport services, network services and Internet services enable the Company to offer one-stop shopping for global communications customers.

  Communications satellites typically are evaluated on (i) their footprint,
(ii) signal quality and (iii) transponder availability. Footprint is a measurement of the breadth of a satellite's coverage. A key measurement of signal quality is the intensity of transmission power in the coverage areas. A higher power signal enables a customer to use smaller, lower-cost antennas on the ground. Transponder availability is determined by considering a satellite's operational "lifetime" as well as the number of transponders capable of providing service.

  Each of the Company's satellites is custom-designed to provide high transmission power and comprehensive coverage over specific geographic areas. Several of the Company's satellites are designed to provide greater power and carry larger payloads, including in most cases the ability to offer "hybrid" services in both the C-band and Ku-band. C-band is a range of relatively low frequencies used for commercial satellite services. In the United States, C-band is used primarily for analog cable and broadcast distributions and also is used for broadband networks and telecommunications in other regions of the world. C-band requires the use of relatively large antennas to receive signals on the ground. Ku-band is a range of relatively high frequencies used for commercial satellite communications. Ku-band is widely used for distribution of digital broadcast television and DTH services, as well as business communications, and allows the use of relatively small antennas to receive the signals.

  Each of the Company's new satellites has been constructed with a design life of 15 years, although there can be no assurance that the contractual design life of any individual satellite will be 15 years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of In-Orbit Failure or Reduced Performance." The Company's launch and construction strategy is to replace existing satellites as they approach the end of their useful lives or encounter other reductions to their useful lives with technologically advanced satellites that meet customer needs. In addition, the Company seeks to expand its global coverage, capacity and service offerings by deploying satellites into new orbital locations. In most instances, a "retired" satellite should be capable of continuing to offer services beyond the time that its replacement is deployed. In these cases, the Company typically co-locates the older satellite with the new satellite or moves the older satellite to an interim location, in each case subject to applicable U.S. and non-U.S. regulatory approvals. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."


THE SATELLITES

  The Company's satellites are distributed in a global network that provides coverage in the four regions of the world: (i) the U. S. Domestic Region, (ii) the Atlantic Ocean Region ("AOR"), (iii) the Pacific Ocean Region ("POR") and
(iv) the Indian Ocean Region ("IOR").

 U.S. Domestic Region

  Ten satellites currently serve this region: Galaxy IR, Galaxy V, Galaxy VI, Galaxy IX, Galaxy VII, Galaxy IIIR, SBS-4, SBS-6, Galaxy XI and Galaxy XR. These satellites offer services in either solely the C-band or both the C-band and the Ku-band. SBS-4 and SBS-6 offer services solely in the Ku-band. Galaxy IR, Galaxy V, Galaxy VI and Galaxy IX provide services solely in the C-band. Galaxy XI, Galaxy XR, Galaxy IIIR and Galaxy VII can provide services in the C-band or the Ku-band.

  Some of the Company's satellites, including Galaxy IR, Galaxy V, Galaxy VII, Galaxy IX and Galaxy XI, are members of a "cable neighborhood." PanAmSat pioneered the concept of "cable neighborhood" in the satellite services industry when it secured key cable programming for Galaxy I, its first satellite. This prompted cable operators to invest in ground equipment focused on Galaxy I's orbital position. Once a core group of cable operators aligned their dishes with the satellite, incremental capacity could be sold at higher rates to new programmers that wanted to enter the market. This "cable neighborhood" concept continues to be an important business strategy for the Company.

 Atlantic Ocean Region

  Six satellites currently serve this region: PAS-l, PAS-3, PAS-5, PAS-6, PAS-6B and Galaxy VIII-I. PAS-6 currently serves as back-up for PAS-6B. Each of these satellites provides services in the C-band and the Ku-band, with the exception of PAS-6B and Galaxy VIII-I, which are Ku-band satellites. The Company has created cable neighborhoods on PAS-l, PAS-3 and PAS-5.

 Pacific Ocean Region

  PanAmSat currently has two satellites in this region: PAS-2 and PAS-8. Each of these satellites contains C-band and Ku-band transponders. The Company has created a cable neighborhood on PAS-2.

 Indian Ocean Region

  PanAmSat currently has two satellites in this region: PAS-4 and PAS-7. Each of these satellites contains C-band and Ku-band transponders. The Company has created a cable neighborhood on PAS-4.

  For a description of the services generally provided by these satellites see "Services" and for a discussion of the Company's planned satellites, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan and Planned Satellites" and "--Risk Factors--Risk of In-Orbit Failure or Reduced Performance."

SATELLITE PROCUREMENT AND LAUNCH ARRANGEMENTS

  Satellite Procurement. The Company has five satellites under construction and development with Hughes Space and Communications Company ("HSC"), currently an affiliate of the Company. In addition, the Company has an option to order up to two additional satellites from HSC. On January 13, 2000, Hughes Electronics Corporation ("Hughes") announced that it had reached an agreement to sell its satellite manufacturing businesses to The Boeing Company in a transaction that is expected to close in the second or third quarter of 2000. PanAmSat does not believe that this transaction will have any material effect on its existing contracts for satellites currently under construction or its ability to obtain future satellite contracts on terms that are commercially reasonable.

  The normal delivery time for a satellite is approximately 12 to 24 months. Purchase agreements generally require the Company to pay the majority of the total contract price for each satellite during the period of the satellite's construction, with the remainder of the contract price payable in the form of incentive payments based on orbital performance over the design life of the satellite following launch. The contracts also provide for price reductions or payments by the manufacturer in the event of late delivery due to the fault of the manufacturer. Each contract provides for a limited warranty. The contracts contain provisions that would enable the Company to terminate them with or without cause. If terminated without cause, the Company would be subject to substantial termination liabilities that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain additional damages as specified in the contracts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and "--Liquidity and Capital Resources."

  Launch Arrangements. The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provides that the Company may terminate the contract at its option, subject to payment by the Company of a specified termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of the failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for re-launch. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of Launch Failure," and "--Risk of Launch Delays."

CONTROL OF SATELLITES AFTER LAUNCH

  Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PanAmSat generally provides telemetry, tracking and control services ("TT&C") for its own satellites, as well as for certain satellites owned or operated by other entities.

INSURANCE

  Launch Insurance. PanAmSat maintains launch insurance with respect to its satellites in an amount approximately equal to the unamortized construction, launch and launch insurance costs for each of its satellites at the initial date of coverage.

  PanAmSat's existing launch insurance policies cover claims arising after a launch for a period of three to five years, with newer policies having longer coverage periods than older policies. Such coverage includes not only catastrophic loss of a satellite during launch, but also the failure of a satellite to obtain proper orbit, or to perform in accordance with design specifications once in orbit. The terms of the policies generally provide for payment of the full insured amount if 50% or more of a satellite's communications capacity is lost within the policy period, and, subject to certain deductibles, partial payment for losses of less than 50% of the satellite's communications capacity within the coverage period.

  The insurance policies have standard commercial launch insurance provisions and customary exclusions for (i) military or similar actions, (ii) laser, directed-energy or nuclear anti-satellite devices, (iii) insurrection and similar acts or governmental action to prevent such acts, (iv) governmental confiscation, (v) nuclear reaction or radiation contamination, (vi) willful or intentional acts of PanAmSat or its contractors, (vii) loss of market, loss of revenue, extra expenses, incidental and consequential damages, and (viii) third-party claims against PanAmSat. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Risk Factors--Risk of Uninsured Loss."

  The Company has obtained launch insurance for each of the satellites included in the Satellite Deployment Plan (as defined below), plus two additional undesignated satellites. There can be no assurance that the Company will be able to obtain insurance for new satellites on terms comparable to the terms of policies covering satellites in the Satellite Deployment Plan.

  In-orbit Insurance. PanAmSat typically obtains in-orbit insurance in advance of the expiration of the relevant launch insurance policy. Coverage under these in-orbit policies commences on the expiration of the launch insurance policy. Typical in-orbit insurance periods run for a period of one year and are renewed annually. PanAmSat generally obtains in-orbit insurance with respect to its satellites in an initial amount approximately equal to the unamortized construction, launch and insurance costs for each of its satellites. The amount of in-orbit insurance in force with respect to each of PanAmSat's satellites generally decreases over time, typically based on the declining book value of the satellite.

  PanAmSat generally does not insure against lost revenues in the event of a total or partial loss of the communications capacity of a satellite. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of Uninsured Loss." The Company does, however, purchase insurance to cover sales-type lease receivables when revenues have been recognized in connection with sales-type lease arrangements and to cover its obligations related to performance warranty provisions related to transponders sold outright.

  Coverage under PanAmSat's in-orbit insurance policies includes claims arising from occurrences after the expiration of the relevant launch insurance policy. The insurance coverage includes the failure of a satellite to continue to perform in accordance with design specifications. Payments in respect of lost communications capacity are calculated in the same manner as under the launch insurance policies. Partial failures or anomalies which occur during a policy period that do not give rise to a claim may be excluded in renewal policies. PanAmSat's in-orbit policies typically include customary commercial satellite insurance exclusions similar to those contained in its launch policies. Insurance may not be available for conditions detected in a prior policy period that do not result in losses during the policy period.

                                   SERVICES

  PanAmSat operates its business as a single operating segment and only maintains comprehensive and discrete financial information for this single operating segment. However, the Company compiles summary revenue information by geographical region and for the three communications service areas it serves: video services, telecommunications services and other services, and has included such information in this annual report for additional analysis. In the years ended December 31, 1999 and December 31, 1998, PanAmSat's revenues of $810.6 million and revenues of $767.3 million, respectively, were derived from these service areas as follows:

                                                           PERCENTAGE PERCENTAGE
                                                            OF 1999    OF 1998
SERVICES                                                    REVENUES   REVENUES
--------                                                   ---------- ----------
Video Services............................................     72%        73%
Telecommunications Services...............................     23%        21%
Other Services............................................      5%         6%
Total.....................................................    100%       100%

  Revenues derived from Hughes Electronics, currently an affiliate of the Company, and its affiliates comprised approximately 17% of PanAmSat's revenues in 1999, making Hughes Electronics and its affiliates the Company's largest customer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

  PanAmSat currently operates satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, South Asia and the Asia-Pacific region. The Company creates "video neighborhoods" (an extension of the cable neighborhood concept) on these satellites with dozens of popular television channels. Cable and other redistribution systems then install antennas to access the popular channels for their subscribers. Several of the Company's Galaxy satellites deliver television programming to substantially all of the United States' cable systems. The Ku-band beams on several of the Company's satellites are also used for video distribution to cable systems and network affiliates. PanAmSat's customers for full-time video distribution services include the BBC, Disney, Doordarshan (India), China Central Television, Cisneros Group (Venezuela), ESPN, NBC, Fox, Sony, Tele-Communications, Inc. (AT&T), TimeWarner and Viacom.

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

  DTH Services. PanAmSat creates high-power Ku-band transmission beams on several satellites that serve as platforms for the delivery of multiple television channels for household reception using 60-90 centimeter antennas. PanAmSat believes there is significant demand for digital DTH services because of limited available terrestrial television channels or cable television service in many international markets, and in the United States, limited ethnic or niche programming. PanAmSat's customers for DTH services include DIRECTV, Galaxy Latin America, MultiChoice, Sky Latin America and South African Broadcasting Corp./Sentech and Pacific D.M.

  PanAmSat has arrangements with customers to operate platforms on five satellites for six current or planned DTH services in Latin America, South Africa and the United States. PanAmSat expands DTH service through the launch of multiple satellites in the same orbital location.

  Special Events Services. PanAmSat provides broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. PanAmSat conducted approximately 84,000 hours of total special events transmissions in 1999.

  In December 1999, the Company transmitted 1,300 hours of events coverage and approximately 300 satellite transmission feeds of Millennium celebrations around the world. PanAmSat customers during the Millennium celebrations included ABC, the BBC, CNN, Fox, NBC, Mediasat (Australia), Germany's Deutsche Telekom and RTC; Japan's Fuji TV, Japan Telekom; South Korea's Dacom; and the Organizacion de la Television Iberoamericana, the Latin American broadcast union representing more than 20 countries. In addition to short-term services for special events coverage, PanAmSat has long-term transponder service agreements with certain satellite brokers in the United States. These customers package domestic U.S. transponder capacity for their broadcast, business, educational and government users.

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

  Private Business Networks. PanAmSat provides satellite services directly to network suppliers and businesses for the development and operation of private business networks in the United States, Latin America, Europe, Africa and Asia. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network customers include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. The Company's largest single telecommunications customer is Hughes Network Systems, Inc. ("HNS"), an affiliate of the Company, which uses the equivalent of more than 22 U.S. domestic satellite transponders to create and operate VSAT networks for its business customers. Other PanAmSat private business network customers include the Associated Press, GMAC, IBM, Reuters and the University of Southern California.

  In addition, PanAmSat provides satellite services directly to businesses. These include value-added satellite communications services, such as the purchase and installation of on-site antennas and the design, integration, management, operation and maintenance of business networks. These services are provided via PanAmSat's teleports in the United States or through subcontractors.

  Internet Access. PanAmSat provides satellite services for the full-time delivery of Internet information from the United States and other countries to various locations around the world. PanAmSat's customers consist of educational organizations, ISPs and companies providing direct-to-consumer Internet applications. PanAmSat believes that its high-power domestic satellites are well-suited for Internet service because of their ability to deliver reliable, high-speed access to the U.S. Internet backbone, where approximately 80 percent of all Internet data currently resides. In many cases, PanAmSat's satellites are capable of delivering Internet data internationally at nearly 20 times the speed of traditional telephone links. PanAmSat currently provides Internet services to nearly 50 non-U.S. ISPs. PanAmSat's Internet services customers include HNS, Microcom Systems (Nigeria) and Planet Internet (New Zealand).

  PanAmSat also provides SPOTbytesSM, a value-added, bundled Internet service, that offers an integrated package of services including international satellite capacity, uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone. PanAmSat's SPOTbytesSM service is marketed primarily to non-U.S. ISPs and corporations that require high-speed access to the U.S. Internet backbone. The service is configured in a variety of ways to provide easily scaleable, cost-effective Internet access.

  Telephony. The Company provides domestic and international satellite services for public switched telephone network ("PSTN") transmissions. PanAmSat currently offers international satellite based telephony services to and from Latin America. These services include (i) delivering calls from Latin America via a PanAmSat satellite to a U.S. telephone carrier that routes the call to its final destination within or outside of the United States, and (ii) delivering calls delivered to PanAmSat from U.S. telephone carriers to their final destinations within Latin America via a PanAmSat satellite. PanAmSat's ability to provide domestic and international PSTN services is restricted by various telecommunications regulations in most countries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

OTHER SERVICES

  Telemetry, Tracking and Control. PanAmSat provides TT&C services for 20 satellites owned by either PanAmSat or by other satellite operators. PanAmSat personnel maintain proper orbital location and attitude, monitor on-board housekeeping systems, adjust transponder levels and remotely "rewire" satellites, if necessary, to bring back-up systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from PanAmSat's operations control center in Long Beach, California and are transmitted to the satellites from PanAmSat teleport facilities located in New York, Florida, Georgia, Colorado and California.

  Galaxy Backup Capacity. As part of its video distribution service on certain Galaxy satellites, PanAmSat offered its customers a premium service that included back-up C-band capacity on the Galaxy VI satellite. Generally, subject to the terms of individual contracts, these customers are entitled to replacement capacity on Galaxy VI if a transponder failure occurs and no spare amplifier or reserved transponder capacity were available on their current satellite. As a result of the failure of Galaxy IV, certain customers on that satellite are using

Galaxy VI as an interim replacement. Galaxy VI will return to its status as an in-orbit spare satellite when Galaxy XI commences service. For a discussion of the Company's Satellite Deployment Plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan and Planned Satellites" and "--Liquidity and Capital Resources."

INTERNET INITIATIVE

  In March 2000, PanAmSat announced NET/36, a high-speed network that is expected to be capable of broadcasting IP video, audio and data simultaneously to ISPs, including cable headends and digital subscriber line ("DSL") providers worldwide. NET/36 is expected to provide an overlay to the terrestrial Internet network through the use of PanAmSat's global in-orbit satellite network. PanAmSat initially is expected to allocate up to 24 Ku-band transponders for NET/36 worldwide. Following trial transmissions during the second quarter of 2000, PanAmSat plans to roll-out NET/36 in the United States and internationally during the third quarter of 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Risk Factors" for a discussion of the capital expenditures and risks associated with the rollout of NET/36.

                                   STRATEGY

  PanAmSat's business strategy is based on more than 16 years of experience providing satellite-based communications services and the Company's ongoing analysis of expected worldwide market demand for its services. PanAmSat's strategy is based on five key elements:

  .    A global satellite network;

  .    One-stop shopping;

  .    Value-added services;

  .    Satellite broadcasting, the Internet and telecommunications franchises;
       and

  .    Long-term customer relationships.

 Global Satellite Network

  PanAmSat's core resources are its global satellite network, related terrestrial facilities and its experienced staff of professionals. The Company has designed many of its satellites to provide high-power transmissions that reflect specific market demographics and customer service requirements. The Company intends to launch five additional satellites by mid-2001. These new satellites are designed to provide replacement and additional transmission capacity, higher power, expanded coverage and/or extended operational life. For a discussion of the Company's Satellite Deployment Plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Satellite Deployment Plan and Planned Satellites" and "--Liquidity and Capital Resources."

  PanAmSat's geostationary C-band and/or Ku-band satellites each provide coverage over specific geographic areas, such as in the United States or across ocean regions. The exact location and intended use of each of PanAmSat's satellites is subject to various U.S. and non-U.S. governmental approvals, coordination issues and other regulatory risks. There can be no assurance that the Company will be successful in obtaining authorizations to operate at all or a portion of the locations for which applications have been submitted for new orbital slots and frequencies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation." Programmers and broadcasters that use PanAmSat satellites for their global transmission requirements include the BBC, China Television, Discovery Communication, NHK, Time Warner and Viacom.

  The Company may seek to expand its global service offerings through corporate acquisitions, joint ventures and other strategic transactions.

ONE-STOP-SHOPPING

  While PanAmSat has designed each satellite to reflect specific market requirements, its global satellite network serves as a single resource for a customer's worldwide transmission requirements. PanAmSat customers can send their information to virtually any area on the planet using solely PanAmSat satellites. PanAmSat believes it is the only commercial company that has the ability to offer complete global satellite services on a one-stop-shopping basis without contracting with another satellite services provider.

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

  PanAmSat's value-added services also include bundled packages of PanAmSat resources. In an effort to provide cost-effective digital video services particularly for smaller programmers, for instance, PanAmSat offers a multi-channel per carrier service in which several television channels are digitally encoded and transmitted from a PanAmSat teleport to a specific cable television market. In addition, the Company's SPOTbytesSM bundled Internet service offers international satellite transmission capacity and uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone.

 Satellite Broadcasting, the Internet and Telecommunications Franchises

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

  PanAmSat neighborhoods include the distribution of premier television channels to cable systems and network affiliates; DTH television services to subscriber households; and private business networks to multiple corporate sites. PanAmSat initially enters into service agreements with several key programmers that serve as anchor tenants offering popular television channels on the satellite's cable television neighborhood. A popular anchor tenant will draw many cable head ends to point their receive dishes at a satellite. This attracts additional programmers that want to join the programming neighborhood with knowledge that many cable head ends will be capable of receiving their signal with the same dish used for the anchor tenant.

 Long-Term Customer Relationships

  PanAmSat builds long-term relationships with its customers by understanding their business objectives and providing long-term solutions to their satellite transmission needs. PanAmSat derives revenues from long-term contracts with its customers. In many cases, programmers, corporations and ISPs have incrementally increased usage of PanAmSat satellites based on their service experience.

                              SALES AND MARKETING

  PanAmSat's sales and marketing activities are separated into four general service areas: (i) full-time program distribution; (ii) part-time and ad hoc broadcast; (iii) business communications and (iv) long-distance telephony.

  PanAmSat's headquarters has a sales and marketing department for each service area. PanAmSat and its subsidiaries also have sales and marketing offices in Long Beach, California, Coral Gables, Florida; Sydney, Australia; London, England; Tokyo, Japan; Johannesburg, South Africa; Seoul, South Korea; and Hong Kong, People's Republic of China. The senior executive officers of PanAmSat have been directly involved in marketing to key broadcasting and business communications customers.

                                  COMPETITION

  PanAmSat primarily competes with companies and organizations that own or utilize satellite or terrestrial transmission facilities.

SATELLITE COMPETITORS

  PanAmSat's satellite competitors are divided among four categories: (i) companies with global GSO satellite systems; (ii) companies with proposed global GSO satellite systems; (iii) regional or domestic GSO satellite operators; and (iv) companies with non-GSO satellite systems. To a lesser extent, PanAmSat may face competition from (a) companies who have proposed regional or transoceanic GSO satellite systems, (b) value-added service providers and (c) optical fiber cable companies.

 Global GSO Satellite Systems

  PanAmSat's principal global competitor is Intelsat.

  Intelsat is an international treaty organization of over 140 member nations based in Washington, D.C. that provides global satellite capacity primarily through its members, called "signatories." Comsat Corporation ("Comsat") is the U.S. signatory and is the only U.S. company permitted to have an investment interest in the Intelsat system.

  Intelsat competes with PanAmSat primarily on price and access. Intelsat sells its services to its common carrier signatories, including Comsat, who re-sell the services based on a tariff that may be below commercially reasonable prices. In addition, Intelsat and its signatories can effectively block PanAmSat from entering certain non-U.S. domestic markets.

  Intelsat's mandate is to provide international satellite capacity on a non-discriminatory basis to countries around the world. Since its formation in 1964, Intelsat's primary business has been the provision of satellite capacity for long-distance telephony circuits. In recent years, Intelsat has launched higher-powered satellites that are capable of providing video distribution, DTH and private business network services. Intelsat traditionally has provided capacity directly to its signatories, which then market such capacity to their customers. Over 95 countries, however, now permit some form of direct access to the Intelsat system and as of December 1999, the FCC began to permit limited direct access in the United States. PanAmSat has filed a notification with the FCC for limited direct access authority.

  In March 1998, Intelsat approved the creation of an affiliate company that would market satellite services directly to end users. In November 1998, Intelsat transferred to this affiliate, known as New Skies Satellites N.V. ("New Skies"), five operating satellites plus a sixth satellite that was under construction. Although ostensibly independent of Intelsat, New Skies is owned by Intelsat and Intelsat's signatories. In light of this common ownership and other continuing connections between the two organizations, the FCC has limited the term during which New Skies is authorized to access the U.S. market to three years, and will continue to monitor developments that demonstrate New Skies' independence from Intelsat. The New Skies satellite network permits it to compete with the Company globally, except in the United States.

  In May 1998, the FCC granted in part and denied in part a request by Comsat to be regulated as a non-dominant carrier. The FCC reclassified Comsat as non-dominant in the provision of full-time video and earth station services. The FCC determined, however, that Comsat retains market power and should continue to be regulated as dominant in the provision of switched voice and private line service to 63 countries and in the provision of occasional-use video services to 142 markets. In February 1999, the FCC changed the manner in which it regulated Comsat's pricing for these dominant carrier markets, switching from rate of return regulation to an incentive-based pricing policy.

  The U.S. House of Representatives and the U.S. Senate passed alternative bills in 1999, H.R. 3261 and S. 376, respectively, that addressed the specific parameters and timetables to ensure the pro-competitive privatization of Intelsat and the deregulation of Comsat. The bills were reconciled by a conference committee, and the reconciled version passed the Senate and the House. The bill was signed into law by President Clinton in March 1999 and is now in effect. In connection with its privatization, Intelsat filed on January 18, 2000, an application requesting FCC authorization and associated waivers for its satellite system.

  In September 1999, the FCC authorized Lockheed Martin Corp. ("Lockheed Martin") to acquire up to 49 percent of Comsat's stock. PanAmSat has filed an appeal challenging the FCC's decision. As a result of the privitization legislation, Comsat and Lockheed Martin are also seeking to amend the Communications Satellite Act to enable Lockheed Martin to purchase the remaining 51 percent of Comsat's stock. The law signed by President Clinton in March 1999 would allow the transaction to go forward.

 Proposed Global GSO Satellite Systems

  PanAmSat competes with companies that have announced plans to create global GSO satellite systems, primarily through acquisitions, partnerships or equity interests in domestic or regional satellite systems. These companies include Loral Space and Communications Ltd. ("Loral"), GE American Communications, Inc. ("GE Americom") and Lockheed Martin through its investment in Comsat. In addition, Societe Europeenne des Satellites ("SES"), a Luxembourg-based operator of ASTRA, is a leading satellite system for DTH, radio and multimedia services in Europe. Each of these proposed systems has entered into substantial arrangements with regional service providers to attempt to create a global system. PanAmSat believes that these companies would compete with it primarily on price and level of service.

 Regional GSO Satellite Systems

  PanAmSat also competes with numerous companies and/or governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is limited to service within one country or region, depending on the operator's satellite coverage and market activities. In the United States, GE Americom, Loral and Comsat all currently provide fixed satellite services on a regional or domestic basis, and are the Company's primary competitors in this market. Other important regional competitors of the Company include Satellites Mexicanos, S.A. de C.V., an affiliate of Loral, in Latin America and AsiaSat, a partially-owned subsidiary of SES, in Asia.

  These regional operators compete with PanAmSat primarily on price because many are subsidized by local governments. In addition, some countries limit PanAmSat's access in order to protect their national satellite systems. For example, PanAmSat is restricted from selling domestic satellite services in Mexico unless PanAmSat establishes a Mexican company for that purpose, which is at least 51% owned by a Mexican national.

 Proposed and Operational Non-GSO Satellite Systems

  The Company believes that operational non-geostationary telephony and data systems, such as Globalstar, are not currently competitors of PanAmSat. These non-geostationary systems are designed primarily for mobile telephony and data services and are not expected to serve the fixed point-to-multipoint video and telecommunications markets. Certain other non-GSO systems under development, such as Skybridge, Spaceway and Teledesic, are also not expected to be direct competitors of PanAmSat. However, because these systems are designed to offer fixed satellite services such as data and Internet access, they may compete with services offered or planned to be offered by the Company.

OTHER COMPETITORS

 Proposed Regional or Transoceanic GSO Satellite Systems

  Other companies have announced plans to operate regional or transoceanic satellite systems. Entry into the international satellite communication industry can be expensive and difficult. The construction and launch of a satellite comparable to PanAmSat's new satellites typically takes approximately two or more years and costs approximately $200 million to $250 million or more. In addition, there are a limited number of orbital slots. The operation of an international satellite communications system also requires approvals from national telecommunications authorities and Intelsat and, in certain cases, from regional satellite authorities. See "--Item 7. Management's Discussion and Analysis of Financial Condition and results of Operations--Risk Factors--Risks of Government Regulation." While the trend around the world is to liberalize these regulatory requirements, obtaining the necessary licenses presently involves significant time, expense and expertise.

 Value-Added Service Providers

  In some cases, PanAmSat competes with companies to provide value-added satellite services. These companies typically lease large amounts of satellite capacity from satellite operators and then use that capacity to provide value-added communications networks for their customers. For instance, several carriers operate VSAT networks for businesses that PanAmSat also could provide VSAT networks. In addition, brokers in the United States offer value-added special events services to broadcasters, businesses and educational institutions that also could be provided by PanAmSat. Many of these value-added service providers and brokers use PanAmSat's services to meet their customers' demands for satellite capacity.

 Optical Fiber Cables

  Optical fiber cables, considered to be a reliable method of transmitting data and telephony, generally do not compete with PanAmSat's current services. The primary use of optical fiber cables is to carry high-volume telephony and data/Internet communications on a point-to-point basis. Transcontinental and intercontinental optical fiber cables currently carry video traffic, but this service is largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events that require transportable uplink earth stations. However, optical fiber is being deployed at a rapid pace by several major companies, including Qwest Communications, Global Crossing, Enron Corp and Level 3 Communications, and as fiber networks are deployed it is possible that the additional bandwidth may be marketed on a point-to-multipoint basis. If this occurs, PanAmSat may face competition from optical fiber companies, especially for Internet and data delivery services. For certain services, particularly point-to-point, optical fiber is less expensive than satellite services. As a result, any competition that PanAmSat faces from optical fiber companies is likely to be based primarily on price and reliability.

                             GOVERNMENT REGULATION

  As an operator of a privately-owned global satellite system, PanAmSat is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which PanAmSat operates; and (iii) the frequency coordination process of the International Telecommunications Union ("ITU").

U.S. REGULATION

  The ownership and operation of PanAmSat's satellite system is regulated by the FCC. PanAmSat is subject to the FCC's jurisdiction primarily for: (i) the licensing of satellites and U.S.-based earth stations in the United States;
(ii) avoidance of interference with other radio stations; and (iii) compliance with FCC rules governing U.S.-licensed satellite systems. Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or to renew existing authorizations. PanAmSat is not regulated as a common carrier and, therefore, is not subject to rate regulation or the obligation not to discriminate among customers, and operates with minimal governmental scrutiny of its business decisions. PanAmSat must pay FCC filing fees in connection with its space station and earth station applications; annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent PanAmSat is deemed to be providing interstate or international telecommunications, universal service contributions.

  Authorization to Launch and Operate Satellites. The FCC authorizes satellite operators who meet its legal, technical and financial qualification requirements to launch and operate satellites. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Licenses are issued for an initial ten-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been re-located to another orbital location following its replacement, may be able to continue operating under a grant of special temporary authority. These operations, however, are secondary, and there can be no assurance that the satellite will be permitted to continue operating after the expiration of the initial ten-year license term. The FCC's rules and policies limit the number of expansion satellite authorizations that may be granted for the same frequency band at one time.

  PanAmSat has final FCC authorization for sixteen satellites operating in the C-band, the Ku-band, or both bands, and a non-final authorization for a hybrid C/Ku-band satellite. PanAmSat has final FCC authorization for one additional satellite, but the authorization does not cover certain design changes that are the subject of a pending modification application. PanAmSat has special temporary authority to operate the satellite as modified on an interim basis. In addition, PanAmSat has a final authorization to operate nine satellites in the Ka-band: (one in the AOR, to be located at 58 (degrees) W.L.; two in the POR, to be located at 149 (degrees) E.L. and 173 (degrees) E.L.; four in the IOR, to be located at 36 (degrees) E.L., 40 (degrees) E.L., 48 (degrees) E.L., and 124.5 (degrees) E.L.; and two in the United States, to be located at l03 (degrees) W.L. and 125 (degrees) W.L.). PanAmSat has also requested authority to operate seven of these satellites in the broadcast satellite services frequency ("BSS") band, and to operate five other satellites exclusively in the BSS band, but FCC processing of PanAmSat's requests must await the resolution of issues concerning the ITU's BSS band plan.

  In addition to the above final authorizations, PanAmSat has a conditional authorization for an IOR satellite in the C-band and Ku-band, to be located at 72 (degrees) E.L. In order to finalize this authorization, PanAmSat must make a full financial showing.

  Except as noted, none of PanAmSat's final or conditional authorizations is subject to further administrative or judicial reconsideration or review. The FCC reserves the right to require relocation of a satellite to a different orbital location if it determines that relocation is in the public interest.

  PanAmSat operates additional satellites under interim or special temporary authority. PanAmSat operates PAS-7 at 68.5 (degrees) E.L. pursuant to a grant of special temporary authority. PanAmSat is authorized to operate only the Ku-band transponders on the satellite. Brasilsat Al previously provided U.S. domestic service from 79 (degrees) W.L. under an interim authorization that expired on December 31, 1997. PanAmSat has requested, but has not yet received, an extension of this authority. Pursuant to a grant of special temporary authority, the Company has relocated Brasilsat A1 to 144 (degrees) W.L. and it is operating there. The Company also has amended its request for an extension of interim authority to specify the 144 (degrees) W.L. orbital location. Another satellite, SBS-4, exceeded its regular license term in 1994 and, since that time, has operated at 77 (degrees) W.L. under successive grants of special temporary authority. SBS-4 must be relocated once the U.S. satellite assigned to 77 (degrees) W.L. is launched. There can be no assurance that SBS-4 will be authorized to operate at another orbital location. PanAmSat also has requested a license modification or special temporary authority to continue operating PAS-1 beyond the end of its license term. In addition, following the loss of Galaxy IV, the FCC granted the Company special temporary authority to relocate Galaxy VI from 74 (degrees) W.L. to 99 (degrees) W.L., to provide replacement C-band capacity. PanAmSat operates the HGS-1 satellite at 60 (degrees) W.L. under a grant of special temporary authority from the FCC, and may continue such operations until 30 days before a satellite operating on the same frequencies and serving the same geographic area, and that has filed a valid prior coordination request with the ITU, is launched to within one degree of 60 (degrees) W.L. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

  PanAmSat has filed applications for additional or replacement satellites in the C-band and/or the Ku-band at 58 (degrees) W.L., 45 (degrees) W.L., 133 (degrees) W.L., 127 (degrees) W.L., 125 (degrees) W.L., 99 (degrees) W.L., 95 (degrees) W.L., 93 (degrees) W.L., 91 (degrees) W.L., 79 (degrees) W.L., and
68.5 (degrees) E.L. In order to grant two of the U.S. additional satellite applications, the FCC would have to assign different orbital locations than those requested by PanAmSat (79 (degrees) W.L. and 93 (degrees) W.L.) because, after PanAmSat's applications were filed, the FCC assigned these orbital locations to other entities. PanAmSat has requested that the 79 (degrees) W.L. application be associated with the 83 (degrees) W.L. orbital location as a C-band only satellite.

  In 1996, the FCC modified its rules for processing international satellite system applications. PanAmSat has requested a waiver of these rules in connection with one IOR application and one U.S. application.

  PanAmSat has filed applications for six additional Ka-band satellites (two in the AOR, two in the POR and two in the IOR), that will be processed in the second Ka-band satellite processing round. Finally, PanAmSat has applied for twelve V-band satellites (two in the AOR, six in the IOR and four in the U.S.), but the FCC has not yet accepted these applications for filing.

  Under the FCC's rules, unless an applicant has received an authorization to launch and operate, it must notify the FCC in writing prior to commencing satellite construction, and any construction engaged in is at the applicant's own risk. While PanAmSat may proceed with the construction of planned satellites without prior FCC approval, it must accept the risk that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may act in a manner that limits or eliminates some or all of the value of the construction previously done on the satellite.

  Other FCC Authorizations. Under the FCC's rules, an entity that provides international telecommunications services on a common carrier basis must first receive authorization, pursuant to Section 214 of the Communications Act of 1934, as amended, to provide such services. The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI") and PanAmSat Communications Carrier Services, Inc. ("PCCS"), wholly-owned subsidiaries of the Company, Section 214 authority to provide international private line and public switched services. As common carriers, PCSI and PCCS are subject to rate regulation, tariffing and nondiscrimination requirements.

  Scope of Services Authorized. In 1996, the FCC eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of PanAmSat's satellites may be used, to the extent technically feasible, to provide service in the United States and internationally. Due to a restriction in the FCC's rules, however, the transponders on PAS-5 that operate in the 10.7-11.7 GHz and 12.75-13.25 GHz frequency bands may be used solely for international service.

  Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

  Other U.S. Government Regulation. The U.S. Congress has added communications satellites to the munitions list governed by The International Traffic in Arms Regulations ("ITAR"), and transferred responsibility from the Commerce Department to the State Department for licensing the export of satellites and technical information related to satellites to non-U.S. launch providers, insurers, customers, potential customers, employees, and other non-U.S. persons. The State Department's interpretation of the regulations as they would be applied to PanAmSat is not clear, and it is possible that these regulations could adversely affect or delay the Company's ability to launch and insure its satellites and to sell capacity to non-U.S. customers.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation" generally and for a description of certain frequency coordination issues affecting PAS-6, PAS-7 and Galaxy VIII-I.

REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

  Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Most countries in which PanAmSat operates are signatories of Intelsat and, as a result, may require PanAmSat to confirm that it has successfully completed coordination with Intelsat before providing services on a given satellite. See "--Intelsat Coordination." In addition, PanAmSat may be subject to national communications and/or broadcasting laws with respect to its provision of international satellite service. While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. "Space segment capacity" consists solely of capacity on a given satellite without any uplink, downlink or other value-added services.

  Many countries, particularly in Latin America, and increasingly in Europe, Africa and Asia, have liberalized their regulations to permit multiple entities to seek licenses to: (i) provide voice, data or video services for their own use or for third-party use; (ii) own and operate private earth station equipment; and (iii) to choose a provider of satellite capacity. This trend should accelerate with the commitments by many World Trade Organization ("WTO") members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In such environments, customer access to PanAmSat's services can be a relatively simple procedure. Other countries, however, have maintained strict monopoly regimes. In these markets, a single entity, often the government-owned posts, telephone and telegraph authorities, may hold a monopoly on the ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from, and within the country, including via satellite, making it more difficult for PanAmSat and other companies to provide services on U.S.- licensed satellites.

  Most countries permit satellite carriers to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity. PanAmSat has obtained such licenses in Argentina, Colombia, Ecuador, Pakistan and Peru. Additionally, the Company has sought service-type licenses, in order to provide certain space segment capacity directly to end users. PanAmSat has obtained such licenses in Australia, France, Germany, Japan and the United Kingdom. PanAmSat does not, however, have authorization in Brazil, Mexico and India, which affects its ability to use certain portions of its satellite capacity. Notwithstanding the wide variety of regulatory regimes in the countries where PanAmSat provides service, PanAmSat believes that it is in compliance in all material respects with all applicable laws and regulations.

  Intelsat Coordination. In connection with its international satellite services, PanAmSat must coordinate with Intelsat to assure that the use by PanAmSat of any new satellite will not cause Intelsat technical harm. The FCC is responsible for ensuring that PanAmSat has undergone the necessary coordinations and that it operates in accordance with the technical parameters forming the basis for each coordination. If PanAmSat changes the terms (either technical or service) of its operation in a significant manner, it may need to re-coordinate with Intelsat.

  The ITU Frequency Coordination Process. Each ITU member nation is required to register its proposed use of orbital slots with the ITU's Radio Regulations Board. Other nations then may give notice of any use or intended use of the radio spectrum that would conflict with the proposal. The nations then are obligated to seek to coordinate the proposed uses and resolve interference concerns. If all disputes are resolved, the ITU notifies the proposed use which, at least theoretically, protects it from subsequent or nonconforming interfering uses. The ITU Radio Regulations Board has no dispute resolution or enforcement mechanisms, however, and international law provides no clear remedies if this voluntary process fails.

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

  All of the registrations for PanAmSat's satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with PanAmSat's registered orbital slots for PAS-2, PAS-4, PAS-7 and PAS-8. Such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

EMPLOYEES

  At December 31, 1999, PanAmSat had approximately 600 full-time employees. PanAmSat believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  PanAmSat's executive offices currently are located in Greenwich, Connecticut. PanAmSat leases its executive offices pursuant to a lease that will expire on March 31, 2003. In August 1999, the Company announced its purchase of a new office facility in Stamford, Connecticut to serve as its corporate headquarters. The Company will move its headquarters to Stamford when renovations at the new facility are complete. The move is expected to occur in 2000.

  PanAmSat currently operates seven teleports and operations control centers in conjunction with its global satellite network. PanAmSat operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Napa, California; and Spring Creek, New York. PanAmSat's operations control centers located in Ellenwood and Long Beach provide other services, such as customer service support in addition to teleport operations. PanAmSat owns its teleports in Ellenwood, Georgia; Homestead, Florida; Spring Creek, New York; Napa, California; and Fillmore, California. The Company owns its operations control center in Long Beach, California and leases offices in Long Beach where its network operations center is located. PanAmSat leases its teleport in Castle Rock, Colorado.

  PanAmSat also leases office space for its offices in Washington, D.C.; Coral Gables, Florida; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Seoul, South Korea; Hong Kong, Peoples' Republic of China. PanAmSat's leases for its foreign offices have been entered into upon terms that PanAmSat believes to be reasonable and customary.

ITEM 3. LEGAL PROCEEDINGS

  On or about October 25, 1996, an action was commenced by Comsat against PanAmSat, News Corporation Limited ("News") and Grupo Television, S.A. ("Televisa") in the United States District Court for the Central District of California. The complaint alleges that News wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the FCC. As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. PanAmSat believes this action is without merit. It intends to vigorously contest this matter, although there can be no assurance that PanAmSat will prevail. On December 29, 1999, all claims in Comsat's complaint were dismissed on summary judgment. Comsat may and can appeal this decision. If PanAmSat were not to prevail in this case, the amounts involved could be material to PanAmSat.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1999, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PanAmSat Common Stock is listed on the Nasdaq National Market and commenced trading on May 19, 1997 under the symbol "SPOT."

  The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for PanAmSat Common Stock, as reported by the Nasdaq National Market and the Dow Jones News Retrieval Service.

1999                                                            HIGH      LOW
----                                                          --------- --------
First Quarter................................................ $45 7/16  $31 1/8
Second Quarter............................................... $38 15/16 $26 9/16
Third Quarter................................................ $42 3/8   $34
Fourth Quarter............................................... $63 1/4   $35

1998                                                            HIGH      LOW
----                                                          --------- --------
First Quarter................................................ $60 7/8   $37 7/16
Second Quarter............................................... $64 7/8   $51
Third Quarter................................................ $57 7/8   $35 1/8
Fourth Quarter............................................... $42       $28 7/8

  As of March 20, 2000, there were approximately 149,446,936 holders of record of PanAmSat Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data as of December 31, 1996 and 1995 and for each year in the two-year period ended December 31, 1996 have been derived from the audited financial statements of Galaxy, which changed its name to PanAmSat Corporation concurrent with its May 1997 acquisition of PanAmSat International. The selected financial data as of December 31, 1999, 1998 and 1997 and for each year of the three-year periods ended December 31, 1999 have been derived from the audited consolidated financial statements of PanAmSat appearing elsewhere in this Annual Report, and should be read in conjunction with such consolidated financial statements and notes related thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEAR ENDED
                               YEAR ENDED DECEMBER 31,             DECEMBER 31,
                             1999        1998        1997(1)      1996        1995
                          ----------  ----------  -----------  ----------  ----------
(DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DA-
 TA:
Total revenues..........  $  810,617  $  767,263  $   629,939  $  482,770  $  386,126
                          ----------  ----------  -----------  ----------  ----------
Costs and expenses
Cost of outright sales
 and sales-type leases           --          --        20,476      52,969      49,616
Leaseback expense, net
 of deferred gain.......      15,391      47,223       61,907      59,927      36,597
Depreciation and amorti-
 zation.................     280,472     234,945      149,592      58,523      76,522
Direct operating costs..     103,973      96,510       61,199      34,794      29,931
Selling, general & ad-
 ministrative...........      72,415      70,251       42,561      34,119      30,146
                          ----------  ----------  -----------  ----------  ----------
Operating income........     338,366     318,334      294,204     242,438     163,314
Interest expense,
 net(2).................     112,002      97,788       30,973       4,903       5,828
Other income............         --          --          (385)     (2,184)     (7,892)
                          ----------  ----------  -----------  ----------  ----------
Income before taxes, mi-
 nority interest and ex-
 traordinary item.           226,364     220,546      263,616     239,719     165,378
Income tax expense......     104,127      95,940      117,325      89,895      62,017
Minority interest.......         --          --        12,819         --          --
Extraordinary item(3)...         --          --        20,643         --          --
                          ----------  ----------  -----------  ----------  ----------
Net income..............  $  122,237  $  124,606  $   112,829  $  149,824  $  103,361
                          ==========  ==========  ===========  ==========  ==========

OTHER FINANCIAL DATA:
EBITDA(4)...............  $  618,838  $  553,279  $   444,181  $  303,145  $  247,728
EBITDA margin(4)........          76%         72%          71%         63%         64%
Net cash provided by op-
 erating activities.....  $  439,863  $  568,172  $   121,476  $  151,238  $   83,690
Net cash used in invest-
 ing activities.........    (499,480)   (576,518)  (1,639,972)    (42,122)   (270,396)
Net cash provided by
 (used in) financing ac-
 tivities...............        (666)     94,149    1,610,206    (109,122)    186,720
Capital expenditures....     526,191     678,593      541,879     294,122     280,543
Total assets............   5,984,709   5,890,497    5,682,434   1,275,516   1,137,978
Total long-term obliga-
 tions..................   3,025,577   3,058,480    3,016,680     394,187     290,963
Total stockholders' eq-
 uity...................   2,815,989   2,688,415    2,560,836         --          --

--------
(1) Results for the year ended December 31, 1997 include financial data for PanAmSat International from May 16, 1997 (the effective date of the Merger). See Note 1 to the Consolidated Financial Statements for a description of the Merger.
(2) Net of capitalized interest of $60.7 million, $59.9 million, $80.5 million, $14.6 million and $10.1 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively, and net of interest income of $3.2 million, $10.4 million and $28.0 million in 1999, 1998 and 1997, respectively.
(3) Represents loss on early extinguishment of debt, net of tax.
(4) Represents earnings before net interest expense, income tax expense, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of income and cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the pro forma financial information appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

  The Company's results of operations as reported incorporate PanAmSat International's activity commencing May 16, 1997, the effective date of the Merger. Since this represents only seven and one-half months of activity for PanAmSat International in 1997, management has determined that, for comparative purposes, it would be more meaningful to present the information shown for 1997 on a "pro forma" basis reflecting the Merger as though it had occurred at the beginning of 1997 (excluding the impact of PanAmSat International's $225 million gain on the sale of its direct-to-home television rights in certain foreign markets to an affiliate concurrent with the Merger, as well as certain professional and advisory fees and other expenses incurred in connection with the Merger totaling $31.6 million, both of which are nonrecurring items that are not indicative of the Company's ordinary course of business). The pro forma results are not necessarily indicative of the combined results that would have occurred had the Merger actually occurred at the beginning of 1997.

                                                                      PRO FORMA
                                                AS REPORTED          (UNAUDITED)
                                         --------------------------  -----------
                                           YEAR     YEAR     YEAR
                                          ENDED    ENDED    ENDED    YEAR ENDED
                                           1999     1998     1997       1997
                                         -------- -------- --------  -----------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Operating leases, satellite services
   and other...........................  $787,509 $736,624 $558,622   $684,663
  Outright sales and sales-type leases.    23,108   30,639   71,317     71,317
                                         -------- -------- --------   --------
    Total revenue......................   810,617  767,263  629,939    755,980
                                         -------- -------- --------   --------
COSTS AND EXPENSES
  Cost of outright sales and sales-type
   leases..............................       --       --    20,476     20,476
  Leaseback expense, net of deferred
   gain................................    15,391   47,223   61,907     61,907
  Direct operating and SG&A costs......   176,388  166,761  l03,760    130,076
  Depreciation and amortization........   280,472  234,945  149,592    197,116
                                         -------- -------- --------   --------
    Total..............................   472,251  448,929  335,735    409,575
                                         -------- -------- --------   --------
  Income from operations...............   338,366  318,334  294,204    346,405
  Interest expense, net................   112,002   97,788   30,973     68,981
  Other income.........................       --       --      (385)      (385)
                                         -------- -------- --------   --------
  Income before income taxes, minority
   interest and extraordinary item.....   226,364  220,546  263,616    277,809
  Income tax expense...................   104,127   95,940  117,325    134,343
                                         -------- -------- --------   --------
Income before minority interest and ex-
 traordinary item......................   122,237  124,606  146,291    143,466
  Minority interest, subsidiary pre-
   ferred stock dividend...............       --       --    12,819     24,838
                                         -------- -------- --------   --------
  Income before extraordinary item.....   122,237  124,606  133,472    118,628
  Extraordinary item: loss on extin-
   guishment of debt, net of tax.......       --       --    20,643     20,643
                                         -------- -------- --------   --------
  Net income...........................  $122,237 $124,606 $112,829   $ 97,985
                                         ======== ======== ========   ========
  Net income per share--basic and di-
   luted...............................  $   0.82 $   0.83      N/A   $   0.66

                             CONSOLIDATED RESULTS

1999 (AS REPORTED) COMPARED TO 1998 (AS REPORTED)

  Revenues. Revenues increased $43.3 million, or 6%, to $810.6 million for the year ended December 31, 1999 from $767.3 million for the same period in 1998. Video services revenues were $580.2 million for the year ended December 31, 1999, an increase of 3% from the same period in 1998. The increase was primarily due to new service agreements on satellites placed in service in 1999, as well as continued growth in special events service revenues as compared to the same period in 1998. Telecommunications services revenues were $186.7 million for the year ended December 31, 1999, an increase of 17% from the same period in 1998. The increase was due primarily to the growth in data and Internet-related service agreements.

  Revenue results can also be analyzed based on the type of agreement. Revenues from sales and sales-type leases decreased to $23.1 million for the year ended December 31, 1999, from $30.6 million for the same period in 1998. The decrease is attributable to a lower volume in 1999 relative to 1998 of outright sales and sales-type leases. Revenues from operating leases of transponders, satellite services and other increased $50.9 million, or 7%, to $787.5 million for the year ended December 31, 1999, from $736.6 million for the same period in 1998. The increase was primarily due to the commencement of commercial service on new international satellites, as well as continued growth in special events service revenues in 1999.

  Leaseback Expense, Net of Deferred Gain. Leaseback expense, net of deferred gain, decreased $31.8 million, or 67%, to $15.4 million for the year ended December 31, 1999, from $47.2 million for the same period in 1998. The decrease was primarily attributable to the exercise by the Company of early buy-out opportunities on sale-leaseback agreements during 1999.

  Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $9.6 million, or 6%, to $176.4 million for the year ended December 31, 1999, from $166.8 million for the same period in 1998. The increase was primarily due to direct costs associated with additional satellites placed in service and operating costs associated with the normal growth of the Company attributable to the growth in the size of the satellite network.

  Depreciation and Amortization. Depreciation and amortization increased $45.6 million, or 19%, to $280.5 million for the year ended December 31, 1999 from $234.9 million for the same period in 1998, due primarily to depreciation expense associated with additional satellites placed in service.

  Income from Operations. Income from operations increased $20.1 million, or 6%, to $338.4 million for the year ended December 31, 1999 from $318.3 million for the same period in 1998. The increase was primarily due to increased revenue generated by the expanded satellite network and decreased leaseback expense, net of deferred gain as a result of the exercise by the Company of early buy-out opportunities, offset by increased depreciation and direct operating costs associated with the Company's expanded satellite network.

  Interest Expense, Net. Interest expense, net increased $14.2 million, or 15%, to $112.0 million for the year ended December 31, 1999 from $97.8 million for the same period in 1998. The increase was due primarily to higher interest expense resulting from new debt assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction during 1999 as well as increased borrowing levels during the year.

  Income Tax Expense. Income tax expense increased $8.2 million, or 9%, to $104.1 million for the year ended December 31, 1999 from $95.9 million for the same period in 1998. The increase was due to the increase in income before income taxes as well as an increase in the effective tax rate between 1999 and 1998 as a result of a reduction in foreign sales corporation tax benefits.

1998 (AS REPORTED) COMPARED TO 1997 (PRO FORMA AND AS REPORTED)

  The following discussion of 1998 versus 1997 performance is primarily based on pro forma results. Pro forma results for 1997 and as reported results reflect the impact of the acquisition of PanAmSat International, including the use of purchase accounting. Comparisons of as reported results reflect significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding arising from the Merger.

  Revenues. Revenues increased $11.3 million, or 1%, to $767.3 million for the year ended December 31, 1998 from $756.0 million for the same pro forma period in 1997. Video services revenues were $560.7 million for the year ended December 31, 1998, a decrease of 8% from the same pro forma period in 1997. The decrease was primarily due to fewer sales and less sales-type lease activity as compared to the same pro forma period in 1997. Telecommunications services revenues were $159.1 million for the year ended December 31, 1998, an increase of 29% from the same pro forma period in 1997. The increase was due primarily to the growth in data and Internet-related service agreements.

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

  As reported, revenues increased $137.3 million, or 22%, to $767.3 million in 1998 from $629.9 million in 1997, primarily due to the impact of the Merger, and also due to increased service agreements associated with available transponder capacity.

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

  Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $36.7 million, or 28%, to $166.8 million for the year ended December 31, 1998, from $130.1 million for the same pro forma period in 1997. The increase was due primarily to direct costs associated with additional satellites placed in service and operating costs associated with the normal growth of the Company attributable to the growth in the size of the satellite network.

  Depreciation and Amortization. Depreciation and amortization increased $37.8 million, or 19%, to $234.9 million for the year ended December 31, 1998 from $197.1 million for the same pro forma period in 1997, due primarily to depreciation expense associated with additional satellites placed in service.

  As reported, depreciation and amortization increased $85.3 million, or 57%, to $234.9 million in 1998, from $149.6 million in 1997. In addition to the impact of the Merger, the increase was a result of depreciation expense associated with additional transponder capacity placed in service.

  Income from Operations. Income from operations decreased $28.1 million, or 8%, to $318.3 million for the year ended December 31, 1998 from $346.4 million for the same pro forma period in 1997. The decrease was due primarily to increased depreciation and direct operating costs associated with the Company's expanded satellite network, offset by increased revenue generated by the expanded satellite network.

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

SATELLITE DEPLOYMENT PLAN AND PLANNED SATELLITES

 Satellite Deployment Plan

  PanAmSat's Satellite Deployment Plan is intended to enable the Company to provide back-up and replacement capacity as well as expanded satellite services on an expedited basis in the United States and worldwide. PanAmSat launched the first two satellites in the Satellite Deployment Plan, Galaxy XI and Galaxy XR, on December 21, 1999 and January 24, 2000, respectively. PanAmSat expects to launch five additional satellites by mid-2001, consisting of three new satellites for the AOR (PAS-1R, PAS-9 and Galaxy III-C), one new satellite for the United States (Galaxy IVR), and one new satellite for the IOR (PAS-10). PanAmSat also plans to retire one satellite, SBS-5, this year. This will result in a planned total fleet of 24 satellites, including multiple satellites in each ocean region worldwide and one in-orbit spare satellite (Galaxy VI) for the United States. The Company also has options to procure two additional satellites for launch on an expedited basis.

 Planned Satellites

  Galaxy IVR. Galaxy IVR is an HS-601-HP model spacecraft and is scheduled for launch during the second quarter of 2000 on an Ariane 4 launch vehicle. Galaxy IVR will serve at 99 (degrees) W.L. as the replacement for Galaxy IV.

  PAS-1R. PAS-1R will be an HS-702 spacecraft and is scheduled for launch in the second quarter of 2000. PAS-1R will be launched on an Ariane 4 launcher and will be located at 45 (degrees) W.L. The Company plans to use PAS-1R in the Americas, Europe and Africa. PAS-lR is intended to replace and significantly expand upon the capacity offered by PAS-l, which has reached the end of its design life but may be used to back up PAS-1R or moved to another orbital location to be determined.

  PAS-9. This satellite will be an HS-601 spacecraft, and will be located in the AOR. The Company anticipates that it will be launched aboard the Sea Launch launch vehicle in the second quarter of 2000. The orbital location of PAS-9 will be at 58 (degrees) W.L. The Company's Mexico DTH customer that had contracted for service on PAS-5 instead has contracted to take service on PAS-
9. The Ku-band transponders on PAS-5 will not be resold on a full-time basis, and the Company anticipates that this will minimize potential disruptions to PAS-5's C-band customers related to the battery cell anomalies affecting PAS-
5. See "--Risk Factors--Risk of In-Orbit Failure or Reduced Performance."

  PAS-10. This satellite will be an HS-601 spacecraft. It is scheduled for launch in the fourth quarter of 2000 on a Proton launch vehicle and is expected to occupy an orbital position in the IOR at 68.5 (degrees) E.L. Some of the Company's key customers on PAS-4 have contracted to migrate to PAS-10 upon its deployment.

  Galaxy III-C. This satellite will be an HS-702 spacecraft, designed to cover the United States and Latin America. It is scheduled to be launched in the second quarter of 2001 and it is expected to occupy an orbital position located at 95 (degrees) W.L.

  As a result of the Company's planned launches, the Company currently intends to relocate a number of its satellites.

  . Upon deployment of Galaxy IVR at 99 (degrees) W.L., Galaxy XI (currently at 99 (degrees) W.L.) will be moved to 91 (degrees) W.L. Galaxy VII will then be moved from 91 (degrees) W.L to an orbital location to be determined and Galaxy VI will be moved from 91 (degrees) W.L to 74 (degrees) W.L. where it will continue to provide back-up services.

  . Galaxy IX will be relocated from 123 (degrees) W.L. to 127 (degrees) W.L. because Galaxy XR is now permanently located at 123 (degrees) W.L.

  . Galaxy III-C is expected to be deployed at 95 (degrees) W.L., Galaxy IIIR's current location, to provide services to the United States and Latin America. Upon this launch, Galaxy IIIR will be moved for service at a new orbital location to be determined.

  . It is anticipated that the PAS-6 satellite will be used for back-up capacity for PAS-6B customers from a location to be determined.

  The implementation of the Satellite Deployment Plan is subject to regulatory approval by the FCC. The Company expects that after the launch of the satellites as described above, the revenues attributable to the Galaxy VI, Galaxy VII, PAS-5 and PAS-6 satellites will be at reduced levels compared to the Company's other satellites. The Company has not yet determined whether revenue will be adversely affected on Galaxy IIIR after the completion of the Satellite Deployment Plan. No assurance can be given that commercially suitable orbital locations will be obtained for all of these satellites. Successful implementation of the Satellite Deployment Plan is subject to risks attendant to the Company's business and the requirement of additional capital. See "--Liquidity and Capital Resources and--Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

  In connection with the Merger, the Company obtained a term loan in the amount of $1.725 billion (the "Hughes Term Loan") from Hughes Electronics. In addition to the Hughes Term Loan, as of December 31, 1999, the Company also had long-term indebtedness of $817.8 million comprised primarily of $750 million of Notes (as defined below) and $67.8 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction (as described below).

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

  The Company is party to a Credit Agreement (the "Credit Agreement"), dated December 24, 1997, with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement provides the Company with loans of up to $500 million under a five-year revolving credit facility (the "Revolving Credit Facility"). In the third quarter of 1999, the Company amended the Credit Agreement to modify a financial covenant principally as a result of the impact of a manufacturing delay announced in May 1999. The Company currently has $500 million available under the Revolving Credit Facility less any amounts outstanding under its commercial paper program (as described below).

  On July 27, 1998, the Company initiated a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Revolving Credit Facility and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. There were no borrowings outstanding under the Commercial Paper Program or the Revolving Credit Facility as of December 31, 1999.

  In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites. The claim on the PAS-8 satellite was for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 was for a constructive total loss of the satellite because the Company has ceased using all of the Ku-band capacity of the satellite on a full-time basis, which represents more than 50% of the satellite's communications capacity. In August 1999, the Company filed an insurance claim on its Galaxy VIII-I satellite for a partial loss primarily resulting from battery cell failures. In September 1999, the Company met with its insurance carriers and agreed to settle all of the claims for net cash to PanAmSat of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss has been recognized in 1999 as a result of these settlements.

  During the third quarter of 1999, the Company's credit ratings were downgraded to BBB-/A3 by Standard and Poor's. As a result of this downgrade, the Company expects that it will not issue commercial paper pursuant to its Commercial Paper Program and instead expects to draw upon its Revolving Credit Facility to fund its borrowing needs. Loans under the Revolving Credit Facility of up to $185.0 million were made during the fourth quarter at interest rates ranging from 5.73% to 6.80%. The Company repaid these loans in the fourth quarter of 1999 with the proceeds from its insurance.

  The Hughes Term Loan is subordinate to the Notes issued in connection with the Offering, the Revolving Credit Facility and any notes issued under the Commercial Paper Program.

  The Company had options under sale-leaseback arrangements to repurchase the transponders on Galaxy VII and Galaxy IIIR prior to the end of their respective lease terms. In January 1999, the Company repurchased 12 C-band and 10 Ku-band transponders on Galaxy VII for approximately $141.3 million, including a make-whole premium of $2.7 million. The Company repurchased the remaining transponders on Galaxy VII and the transponders on Galaxy IIIR in July 1999 for a total cost of approximately $103.5 million in cash, plus the assumption of $124.1 million of floating rate debt. The notes bear interest at LIBOR plus 0.25% and mature on various dates through January 2, 2002. As of December 31, 1999, other than indemnity obligations, the Company no longer had any obligations under sale-leaseback agreements.

  The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has five satellites under various stages of development and intends to deploy NET/36 for which it has budgeted capital expenditures. The Company will require approximately $500 million to construct, insure and launch the satellites, and plans to invest up to $250 million in capital and operating expenses over the next two years to deploy NET/36. The largest portion of PanAmSat's investment in NET/36 will be used to deploy PanAmSat-owned antennas and servers at ISPs, cable headends and DSL provider sites.

  Assuming satellites in development are successfully launched, services on the satellites commence on the schedule currently contemplated and NET/36 is deployed as and when expected, PanAmSat believes that amounts available under the Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development for the next twelve months and for the deployment of NET/36 for the next twenty-four months. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites and costs to deploy NET/36 will be correct, or that amounts available under the Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfall in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays or (iv) other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

  Net cash provided by operating activities decreased to $439.9 million in 1999, from $568.2 million in 1998, an increase from $121.5 million in 1997. The decrease in 1999 was primarily attributable to proceeds from insurance claims received during 1998. The increase in 1998 was primarily attributable to increased operating results, proceeds from insurance claims and reductions in non-cash working capital as compared to 1997.

  Net cash used in investing activities decreased to $499.5 million in 1999, from $576.5 million in 1998, a decrease from $1,640.0 million in 1997. The decrease in 1999 was primarily attributable to reduced capital expenditures in 1999. The decrease in 1998 was primarily attributable to the acquisition of PanAmSat International during the same period in 1997, coupled with proceeds from insurance claims received during 1998.

  Net cash used in financing activities was $0.7 million in 1999, compared to net cash provided by financing activities of $94.1 million in 1998 and $1,610.2 million in 1997. The decrease in 1999 was primarily due to lower net borrowings associated with the Company's satellites under construction. The decrease in 1998 was primarily due to obtaining the Hughes Term Loan during the same period in 1997.

MARKET RISKS

  The following discussion and the estimated amounts generated from the sensitivity analyses referred to below includes forward-looking statements of market risk which assume for analytical purposes that certain market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by PanAmSat of future events or losses.

  PanAmSat's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and certain of its financial instruments are subject to changes in market value as a result of changes in interest rates. PanAmSat manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. PanAmSat's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. PanAmSat does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

  As of December 31, 1999 and December 31, 1998, long-term debt, which is classified as held-to-maturity, consisted of fixed-rate borrowings of $750.0 million, $1,725.0 million of floating rate Merger related borrowings due to Hughes and various other fixed and floating rate borrowings. PanAmSat is subject to fluctuating interest rates on its floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at December 31, 1999 would be a reduction in cash flows of approximately $12.0 million, and a reduction in net income of approximately $7.2 million in each year.

  Fluctuations in interest rates may also affect the market values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At December 31, 1999 and 1998, outstanding borrowings bore interest at rates ranging from 6.00% to 6.875% and sales type lease receivables bore interest at 12.00%. The potential fair value change resulting from a hypothetical 10% fluctuation in interest rates related to PanAmSat's outstanding debt and sales-type receivable balances would be approximately $27.4 million and $4.1 million, as of December 31, 1999 and December 31, 1998, respectively.

  In connection with debt refinancing activities in 1997, PanAmSat entered into certain U.S. Treasury rate lock contracts to reduce its exposure to fluctuations in interest rates. The aggregate notional value of these contracts was $375.0 million and these contracts were accounted for as hedges. The cost to settle these instruments in 1998 was $9.1 million and is being amortized to interest expense over the term of the related debt securities.

RISK FACTORS

  Risk of Launch Failure. Satellites are subject to significant risks related to delayed and failed launches. Of the 31 satellite launches by PanAmSat or its predecessors since 1983, the Company has experienced four launch failures. For example, in 1998 the Company's Galaxy X satellite was destroyed during the inaugural launch of the Boeing Delta III rocket which exploded shortly after liftoff. In addition, certain launch vehicles scheduled to be used by PanAmSat have unproven track records and are susceptible to certain risks associated with new launch vehicles. For example, on October 27, 1999, a Proton launch vehicle (that did not carry any of the Company's satellites) suffered a launch failure. In addition, Sea Launch is a launcher that is scheduled to be used by PanAmSat to launch satellites within the next year. Although successful demonstration launches on the Sea Launch were completed in March 1999 and a successful commercial launch was conducted in October 1999, a commercial satellite launched from Sea Launch by a British communications company failed in March 2000 just after liftoff. The failure is currently under investigation by the Sea Launch program and, as a result, it is unclear how this failure will affect future launches scheduled for Sea Launch. PanAmSat is currently evaluating its options with respect to its satellites that are scheduled for launch from Sea Launch during the next year in light of the recent failure and the potential delays that may result while the failure is under investigation. Although PanAmSat's insurance coverage for these potential losses is sufficient to substantially recover the Company's investment, the Company does not obtain insurance to recover lost revenues or business opportunities. In addition, the design, construction and delivery of a replacement satellite could take up to 24 months.

  Risk of Launch Delays. The Company has experienced launch delays in the past which have an adverse affect on revenues. Future delays may have the same result. Launch delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and obtain other launch opportunities. Further, a significant delay in the delivery of any satellite would adversely affect the Company's marketing plan for the satellite. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Finally, any significant delay in the launch of any of PanAmSat's satellites could enable customers who pre-purchased or agreed to lease capacity of the satellites to terminate their contracts. The failure to implement the Satellite Deployment Plan on schedule could have a material adverse affect on the Company's business, financial condition and results of operations.

  Risk of In-Orbit Failure or Reduced Performance. Satellites are also subject to risks after they have been properly deployed and put into operation. If any of these risks set forth below occur, the Company's business, financial condition and results of operations would be materially adversely affected. These risks include:

  .  Manufacturing Errors
    Following the launch of the Company's PAS-8 satellite, an error of the satellite's manufacturer was discovered that affected the geographical coverage or flexibility of all of the Ku-band transponders on the satellite. The C-band beams have not been affected by the error.

  .  New Technology
    The likelihood of in-orbit failure or performance reduction may be heightened by PanAmSat's use of new technology on certain of its satellites. Galaxy XI, PAS-1R and Galaxy III-C are Hughes-manufactured HS-702 model spacecraft. The HS-702 model has no track record and may be susceptible to certain risks related to its new technology. There can be no assurance that PanAmSat's planned use of HS-702 model spacecraft will be successful.

  .  Circuit Failures
    PAS-6 experienced several circuit failures in its solar arrays and may experience additional failures in the future. Circuit failures require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. No assurance can be given that additional circuit failures will not occur.

  .  Spacecraft Control Processor Failures
    Three of the Company's satellites, Galaxy IV, Galaxy VII and PAS-4, experienced an anomaly in their on-board spacecraft control processors ("SCPs"), which are believed to have resulted from electrical short circuits involving tin-plated relay switches. Each satellite contains a primary SCP and a back-up SCP. Galaxy IV was declared a total loss in May 1998 after both of its SCPs failed and Galaxy VII and PAS-4 are operating on back-up SCP systems after their primary SCPs failed. Of the 14 satellites owned by PanAmSat that were constructed by HSC, five satellites are the same model spacecraft as the affected satellites. No assurance can be given that similar or additional SCP failures will not occur.

  .  Battery Cell Failures
    PAS-5 and Galaxy VIII-I have experienced battery cell failures. The batteries' sole purpose is to power the payload and spacecraft operations during the daily eclipse periods, having a duration of one minute to a maximum of 75 minutes per day, which occur during two 40-day periods around each of March 21 and September 21. The manufacturer of the satellites, HSC, conducted an extensive analysis of the battery data and concluded that the nature of the battery problem is such that slow degradation of the battery cells may occur during normal battery management procedures. PanAmSat has adopted a battery management strategy during eclipse seasons intended to manage any future problems with battery cells. There can be no assurance that additional battery cell failures will not occur in future eclipse seasons.

  Risks of Government Regulation. PanAmSat is subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of the countries in which it operates. If PanAmSat does not obtain all requisite regulatory approvals for the construction, launch and operation of any of PanAmSat's future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on PanAmSat, PanAmSat's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that PanAmSat will succeed in coordinating any or all of its future satellites internationally. The risks of government regulation include:

  .  Some Orbital Slot Designations May Change or Expire
    SBS-4's FCC license expired in 1994, and the satellite is operated pursuant to grants of special temporary authority that are renewed periodically. Following the failure of Galaxy IV, the FCC granted the Company special temporary authority to relocate Galaxy VI from 74 (degrees) W.L. to 99 (degrees) W.L. to provide replacement C-band capacity. In addition, the Company has received special temporary authority to relocate Brasilsat A1 from 79 (degrees) W.L. to 144 (degrees) W.L. and to operate Brasilsat A1 at the new orbital location. No assurance can be given that the Company's orbital slots granted under temporary authority will be renewed in the future. The FCC also reserves the right to require satellites to be re-located to a different orbital location if it determines that re-location is in the public interest.

  . Replacement Satellites and Expanded Frequency Coverage are Subject to Regulatory Approval
    Some of the Company's planned satellites are intended as replacements for the Company's current satellites. There can be no assurance that these planned replacement satellites will be able to occupy their proposed orbital location. Generally, the FCC gives a "replacement expectancy" with respect to the use of the same orbital location at the same frequencies for replacement satellites. The grant of a replacement expectancy may increase the likelihood that PanAmSat will be able to use its replacement satellite to expand the frequencies or coverages employed by the predecessors; however, no assurance can be given that the Company will be successful at expanding such frequencies and coverages.

  .  The U.S. Government Limits the Use of Non-U.S. Launch Providers
    All of PanAmSat's planned launches are scheduled to occur on non-U.S. launch providers. Because the U.S. Government limits the use of non-U.S. launch providers, PanAmSat scheduled launches could be delayed or canceled if PanAmSat cannot find an alternate launch provider. There is a trade agreement between the United States and the Russian Federation that limits the number of satellites manufactured in the United States that may be launched aboard Russian launch vehicles through the end of the year 2000. These limitations may affect PanAmSat launches on Russian rockets. Although PanAmSat's Russian launch provider has informed the Company that it is seeking to have the limit raised or eliminated, it may not be. The failure to have such limits raised or eliminated could result in a launch delay or increased launch costs.

  .  Use and Coverage Areas of Satellite Frequencies are Regulated
    Certain of the Ku-band downlink beams on PAS-8 include coverage, at very low power levels, of the West Coast of the United States and of Hawaii. Because the Ku-band frequencies on these beams are allocated in the United States to the BSS, PanAmSat's coverage of the United States is on a "non-conforming use" basis, requiring that PanAmSat not interfere with, and accept interference from, any authorized users in the United States. If PanAmSat's efforts to resolve issues relating to this non-conforming use status are not successful, PanAmSat may not be able to operate these satellites as intended.

  . Some Satellite Frequencies Must be Coordinated Individually with the Government
    Certain of the frequencies that are intended to be used to uplink to PAS-7, PAS-6 PAS-6B, Galaxy VIII-I and Galaxy III-C must be coordinated with the U.S. government on an earth-station-by-earth-station basis to ensure that harmful interference to government operations is minimized. Although PanAmSat has undertaken such coordination and believes that it will either be able to coordinate successfully with federal government users or to institute operational solutions that will mitigate the problem, its failure to do so may make it impossible to operate these satellites as planned.

  PanAmSat's successful implementation of the Satellite Deployment Plan depends upon the Company's ability to obtain regulatory authorization to operate its satellites at certain locations. If PanAmSat does not obtain all of the authorizations necessary to complete the Satellite Deployment Plan on schedule, its business prospects could be materially adversely affected. See "Item 1. Business--Government Regulation."

  Risks of Doing Business Internationally. PanAmSat, its customers or companies with which PanAmSat does business must have authority from each country in which PanAmSat provides services or its customers use its satellites. The failure to obtain the authorizations necessary to operate its satellites internationally could have a material adverse effect on PanAmSat's business. The risks of doing business internationally include:

  .  New or Changes in Law or Policies
    The Company could be adversely affected by new laws, regulations, policies or changes in the interpretation or application of existing laws, regulations or policies that modify the present regulatory environment. For instance, the governments of Pakistan and India recently notified the Company that they separately intend to impose withholding tax on payments to the Company for providing satellite services to India and Pakistan, respectively. The Company believes that the payments are exempt from Indian and Pakistani taxation under the United States-India income tax treaty and the United States-Pakistan income tax treaty, respectively, and, therefore, has taken measures to contest the imposition of such withholding taxes. Even if the withholding taxes were imposed and upheld, the Company believes its customers would be contractually responsible for the payment of such taxes and the Company would be entitled to full payment, without deduction for any such taxes. There can be no assurance that the Company will be successful in its efforts to contest the imposition of such taxes by the Governments of India and Pakistan. If other governments decide to adopt similar policies, the operations and business of the Company could be materially adversely affected. See "Item 1. Business--Government Regulation."

  .  Local Non-U.S. Regulatory Schemes

    PanAmSat believes that it presently holds the requisite licenses and approvals for the countries in which it currently operates. The regulatory schemes in each country, however, are different. As a result, there may be non-U.S. governmental regulations of which PanAmSat is not aware. Further, portions of PanAmSat's present and future satellites are designed to provide service to countries in which regulatory impediments exist. There can be no assurance that any current regulatory approvals held by PanAmSat are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which the Company wishes to operate its new satellites or that applicable restrictions in those jurisdictions will not be unduly burdensome. In addition, it is unlikely that PAS-7 will be permitted to operate any of its C-band transponders until certain coordination issues are resolved with the Russian Federation.

  Risk of Uninsured Loss. Although the Company obtains launch insurance policies designed to cover the cost to construct, launch and insure replacement satellites, there is a risk that certain losses may not be covered by the Company's policies. Typically, PanAmSat's launch policies are effective for a period ranging between three and five years from the date of a satellite launch. During that time, if a covered malfunction occurs, but no loss is incurred until after the expiration of the policy, the launch insurance policy will not cover the loss, and a subsequent in-orbit policy obtained may either exclude losses related to the known event or impose deductibles that exceed the loss associated with the event. In addition, PanAmSat does not obtain insurance to cover the risk of revenues lost as a result of satellite malfunctions. See "Item 1. Business--Insurance."

 Risks Associated with the Internet Initiative

  Net/36 will rely on PanAmSat's existing and future satellite network. Net/36 will utilize PanAmSat's satellites, and will be subject to all of the risks described above. Furthermore, PanAmSat initially has allocated up to 24 Ku-band transponders. The availability of these transponders assumes that PanAmSat's existing satellites do not suffer any material in-orbit failures and that future launches are timely and successful. Any delays or failures of PanAmSat satellites could adversely affect the availability of satellite coverage for Net/36.

  NET/36 will be deployed in complex environments and is dependent on integrating various existing technologies into a seamless network. NET/36 is highly complex. As a result, during its initial commercial deployment, the network may suffer technical problems due to integrating the various technologies. If these technical problems occur, NET/36's deployment could be delayed and the Company may incur additional expenses and suffer lost anticipated revenues.

  The successful deployment of NET/36 depends on PanAmSat's ability to establish relationships with third parties for the use and ownership of technology and the right to deploy equipment at ISPs. The Company will need to deploy its servers in the facilities of ISPs, including cable headends and DSL providers. PanAmSat has entered into and must continue to enter into relationships with other technology providers in order to successfully roll-out NET/36. There can be no assurance that PanAmSat will be able to enter into additional relationships with technology providers on commercially reasonable terms, or at all, or that these relationships will allow PanAmSat to achieve its intended objectives.

  The success of NET/36 is dependent upon the growth of the last mile broadband capacity. The success of NET/36 depends in part on the growth of available, last-mile broadband capacity for Internet end-users, such as DSL, cable television, fiber optic cable and fixed wireless systems. No assurance can be given that this growth will occur or that Internet end-users will purchase the broadband capacity consistent with PanAmSat's expectations.

  The success of NET/36 depends on market acceptance of the services that PanAmSat intends to offer over its network. PanAmSat believes that new and existing content providers, such as data and video customers, and Internet end-users will purchase, on a pay-per-view basis, the services offered by NET/36. There can be no assurance, however, that either content providers or Internet end-users will purchase the services offered by NET/36 in the quantity or on the terms that PanAmSat expects. In addition, new and existing content providers and Internet end-users may require features and capabilities that NET/36 does not have. To achieve market acceptance of NET/36, PanAmSat must effectively anticipate and adapt to the requirements and demands of content providers and Internet end-users. Failure of PanAmSat to meet these demands may result in delays, additional expense and lost anticipated revenues.

  Litigation. See "Item 3. Legal Proceedings."

YEAR 2000 EVENT DISCLOSURE

  In connection with the Year 2000 event, the Company instituted a Year 2000 Plan (the "Y2K Plan") in 1997 and implemented it in 1998 and 1999. The Company funded the Y2K Plan from cash flows from its operations. The Company incurred costs of approximately $4.4 million in connection with the Y2K Plan through December 31, 1999. Of this amount, the Company incurred approximately $250,000 during 1998 and $200,000 during 1997. The Company currently does not anticipate that it will incur any additional expenses in connection with the Y2K Plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risks."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................  33
Consolidated Statements of Income for Each of the Three Years Ended Decem-
 ber 31, 1999.............................................................  34
Consolidated Balance Sheets--December 31, 1999 and 1998...................  35
Consolidated Statements of Changes in Stockholders' Equity for Each of the
 Three Years Ended December 31, 1999......................................  37
Consolidated Statements of Cash Flows for Each of the Three Years Ended
 December 31, 1999........................................................  38
Notes to Consolidated Financial Statements................................  39

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PanAmSat Corporation

  We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Stamford, Connecticut
January 14, 2000

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       1999     1998     1997
                                                     -------- -------- --------
REVENUES:
  Operating leases, satellite services and other...  $787,509 $736,624 $558,622
  Outright sales and sales-type leases.............    23,108   30,639   71,317
                                                     -------- -------- --------
    Total revenues.................................   810,617  767,263  629,939
                                                     -------- -------- --------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases.....       --       --    20,476
  Leaseback expense, net of deferred gains.........    15,391   47,223   61,907
  Depreciation and amortization....................   280,472  234,945  149,592
  Direct operating costs...........................   103,973   96,510   61,199
  Selling, general and administrative expenses.....    72,415   70,251   42,561
                                                     -------- -------- --------
    Total operating costs and expenses.............   472,251  448,929  335,735
                                                     -------- -------- --------
INCOME FROM OPERATIONS.............................   338,366  318,334  294,204
INTEREST EXPENSE--Net..............................   112,002   97,788   30,973
OTHER INCOME.......................................       --       --      (385)
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
 EXTRAORDINARY ITEM................................   226,364  220,546  263,616
INCOME TAXES.......................................   104,127   95,940  117,325
                                                     -------- -------- --------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY
 ITEM..............................................   122,237  124,606  146,291
MINORITY INTEREST--Subsidiary preferred stock divi-
 dend..............................................       --       --    12,819
                                                     -------- -------- --------
INCOME BEFORE EXTRAORDINARY ITEM...................   122,237  124,606  133,472
EXTRAORDINARY ITEM--LOSS ON EXTINGUISHMENT OF DEBT,
 NET OF TAX........................................       --       --    20,643
                                                     -------- -------- --------
NET INCOME.........................................  $122,237 $124,606 $112,829
                                                     ======== ======== ========
EARNINGS PER COMMON SHARE--Basic and diluted.......  $   0.82 $   0.83
                                                     ======== ========
Weighted average common shares outstanding.........   149,586  149,564
                                                     ======== ========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                             1999       1998
                                                          ---------- ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $  117,259 $  177,542
  Accounts receivable--net...............................     41,941     63,326
  Net investment in sales--type leases...................     21,814     22,595
  Prepaid expenses and other (principally prepaid insur-
   ance).................................................     26,808     38,692
  Deferred income taxes..................................     17,353     36,438
  Insurance claim receivable.............................     33,359        --
                                                          ---------- ----------
    Total current assets.................................    258,534    338,593
                                                          ---------- ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Net.........  3,140,014  2,895,191
NET INVESTMENT IN SALES--TYPE LEASES.....................    146,147    173,382
GOODWILL--Net of amortization............................  2,368,579  2,433,538
DEFERRED CHARGES.........................................     71,435     49,793
                                                          ---------- ----------
TOTAL ASSETS............................................. $5,984,709 $5,890,497
                                                          ========== ==========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999       1998
                                                           ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...............  $  122,094 $   88,005
  Deferred gains on sale-leasebacks......................         --      34,303
  Deferred revenues......................................      21,049     21,294
                                                           ---------- ----------
    Total current liabilities............................     143,143    143,602
                                                           ---------- ----------
DUE TO AFFILIATES (principally merger related indebted-
 ness)...................................................   1,797,163  1,788,353
LONG-TERM DEBT...........................................     817,814    750,056
DEFERRED GAINS ON SALE-LEASEBACKS........................         --     121,477
DEFERRED INCOME TAXES....................................     306,922    231,373
DEFERRED CREDITS AND OTHER (principally customer deposits
 and deferred revenue)...................................     103,678    111,239
ACCRUED OPERATING LEASEBACK EXPENSE......................         --      55,982
                                                           ---------- ----------
TOTAL LIABILITIES........................................   3,168,720  3,202,082
                                                           ---------- ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--400,000,000 shares au-
   thorized; 149,351,786 and 149,231,121 outstanding at
   December 31, 1999 and 1998, respectively..............       1,493      1,492
  Additional paid-in-capital.............................   2,509,652  2,504,316
  Retained earnings......................................     304,844    182,607
                                                           ---------- ----------
    Total stockholders' equity...........................   2,815,989  2,688,415
                                                           ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............  $5,984,709 $5,890,497
                                                           ========== ==========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK
                             PARENT         PAR VALUE      ADDITIONAL
                           COMPANY'S    ------------------  PAID-IN   RETAINED
                         NET INVESTMENT   SHARES    AMOUNT  CAPITAL   EARNINGS
                         -------------- ----------- ------ ---------- --------
BALANCE, JANUARY 1,
 1997...................  $   802,093
Net income prior to
 Merger.................       54,828                                 $(54,828)
Net contributions from
 Parent.................      370,424                                      --
Capitalization in con-
 nection with Merger....   (1,227,345)  149,122,807 $1,491 $2,500,854      --
Additional issuance of
 common stock...........          --         12,847    --         490      --
Net income..............          --            --     --         --   112,829
                          -----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1997...................          --    149,135,654  1,491  2,501,344   58,001
                          -----------   ----------- ------ ---------- --------
Additional issuance of
 common stock...........          --         95,467      1      2,972      --
Net income..............          --            --     --         --   124,606
                          -----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1998...................          --    149,231,121  1,492  2,504,316  182,607
                          ===========   =========== ====== ========== ========
Additional issuance of
 common stock...........          --        120,665      1      5,336      --
Net income..............          --            --     --         --   122,237
                          -----------   ----------- ------ ---------- --------
BALANCE, DECEMBER 31,
 1999...................  $       --    149,351,786 $1,493 $2,509,652 $304,844
                          ===========   =========== ====== ========== ========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                             1999         1998         1997
                                          -----------  -----------  -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVI-
 TIES:
 Net income.............................  $   122,237  $   124,606  $   112,829
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Gross profit on sales--type leases.....          --           --       (33,180)
 Depreciation and amortization..........      280,472      234,945      149,592
 Deferred income taxes..................       94,634       62,608      129,065
 Amortization of gains on sale-
  leasebacks............................      (10,762)     (36,140)     (42,870)
 Amortization of debt issuance costs....        6,110        6,105        3,600
 Provision for uncollectible receiv-
  ables.................................        3,994       (4,943)         --
 Interest expense capitalized...........      (60,719)     (59,947)     (80,468)
 Insurance proceeds (net of $257.6 mil-
  lion of satellite costs)..............          --       184,026          --
 Minority interest......................          --           --        12,819
 Extraordinary item.....................          --           --        20,643
 Changes in assets and liabilities, net
  of acquired assets and liabilities:
  Collections on investments in sales-
   type leases..........................       21,986       43,139       21,978
  Operating lease and other receivables.       23,420      (20,103)      (8,086)
  Prepaid expenses and other assets.....      (19,746)      48,296      (23,683)
  Accounts payable and accrued liabili-
   ties.................................      (11,090)      21,065     (119,428)
  Accrued operating leaseback expense...      (18,624)     (17,079)      (7,657)
  Deferred revenues and other...........        7,951      (18,406)     (13,678)
                                          -----------  -----------  -----------
   Net cash provided by operating activ-
    ities...............................      439,863      568,172      121,476
                                          -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of PanAmSat International,
  net of cash acquired..................          --           --    (1,486,266)
 Capital expenditures...................     (526,191)    (678,593)    (541,879)
 Proceeds from sales of marketable secu-
  rities................................          --           --       388,173
 Early buy-out of sale-leaseback (net of
  $124.1 million of assumed indebtedness
  in 1999)..............................     (245,335)    (155,530)         --
 Net book value of satellites recovered
  through insurance.....................      272,046      257,605          --
                                          -----------  -----------  -----------
   Net cash used in investing activi-
    ties................................     (499,480)    (576,518)  (1,639,972)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (net of $124.1 million
  of assumed indebtedness in 1999 and
  including acquisition borrowings of
  $1.725 billion in 1997)...............    1,700,000    1,165,000    2,349,336
 Parent company contributions prior to
  the Merger............................          --           --       370,424
 Repayments of long-term debt...........   (1,700,000)  (1,024,060)  (1,082,952)
 Repayments of incentive obligations....       (6,003)     (30,632)      (9,842)
 Debt issuance costs....................          --       (19,132)     (17,250)
 Stock issued to 401(k) plan............        5,337        2,973          490
                                          -----------  -----------  -----------
   Net cash (used in) provided by fi-
    nancing activities..................         (666)      94,149    1,610,206
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................      (60,283)      85,803       91,710
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................      177,542       91,739           29
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $   117,259  $   177,542  $    91,739
                                          ===========  ===========  ===========


                 See notes to consolidated financial statements

                             PANAMSAT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

  In a separate but related transaction, as a condition precedent to the merger, the Company redeemed 7.5 million shares of its common stock that were received by a PanAmSat International stockholder for $225 million in cash, and these proceeds were used by the former PanAmSat International stockholder to acquire the Company's rights to equity interests in certain direct-to-home businesses in Latin America and the Iberian Peninsula (the "DTH Rights").

  In connection with the transactions described above, the Company borrowed $1.725 billion from Hughes Electronics Corporation ("Hughes"), a wholly-owned subsidiary of General Motors Corporation ("GM"), which then owned 71 1/2% of the Company's common stock. The Hughes borrowings initially had a term of three years, a floating interest rate of London Interbank Offered Rate ("LIBOR") plus 2% and quarterly principal payments of $50 million that commenced in August 1998. (See Note 7 for a description of certain modifications made to the terms of these borrowings.)

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

  The principal components of the Merger were as follows (in millions):

   Fair value of assets acquired (excluding goodwill)................... $1,955
   Goodwill.............................................................  2,470
   Fair value of liabilities assumed (including the Old Notes).......... (1,425)
   Fair value of common stock issued.................................... (1,275)
                                                                         ------
   Subtotal-debt issued in connection with the Merger...................  1,725
     Less: Cash acquired................................................   (239)
                                                                         ------
       Net cash paid in connection with the Merger...................... $1,486
                                                                         ======

                             PANAMSAT CORPORATION

  Unaudited pro forma summary results of operations as if PanAmSat International had been acquired at the beginning of 1997 are presented below (in thousands, except per share data):

                                                                         1997
                                                                       --------
   Revenues........................................................... $755,980
   Income before extraordinary items.................................. $118,628
   Net income......................................................... $ 97,985
   Income before extraordinary item per share--basic and diluted...... $   0.80
   Net income per share--basic and diluted............................ $   0.66

  The unaudited pro forma results of operations include adjustments to reflect the issuance of certain indebtedness related to the Merger, fair value adjustments and the recognition of goodwill associated with the transaction. The unaudited pro forma results exclude the impact of PanAmSat International's $225 million pre-tax gain on the sale of the direct to home rights ("DTH Rights"), as well as certain professional and advisory fees and other expenses incurred by PanAmSat International in connection with the Merger totaling $31.6 million, both of which are nonrecurring items that are not indicative of the Company's ordinary course of business. The pro forma earnings per share amounts for the year ended December 31, 1997 are calculated on a basic and diluted basis using the pro forma average number of common shares assumed to be outstanding during the period.

  On May 1, 1998, Hughes increased its beneficial ownership of the Company from approximately 71.5% to approximately 81% through the purchase of approximately 11.2 million shares of common stock from the shareholder that previously acquired the DTH Rights, and 2.9 million shares of common stock from a group of founding shareholders of PanAmSat International, which included certain former officers of the Company. These shares were purchased for an aggregate amount of $851.0 million or $60 per share.

  DESCRIPTION OF THE BUSINESS--PanAmSat is the world's largest commercial provider of satellite-based communications services through its global network of 20 satellites that provide state-of-the-art telecommunications services for customers worldwide. The Company is a leading provider of satellite capacity for television program distribution to network, cable and other redistribution sources in the United States, Latin America, Africa, South Asia and the Asia-Pacific region. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

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

                             PANAMSAT CORPORATION

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

  Pursuant to an outright sale contract, all rights and title to a transponder may be purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the transponder is removed and charged to cost of sales. Contracts for the sale of transponders include a TT&C service agreement with the customer.

  Lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of sales. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $23 million, $31 million and $38 million is included in sales-type lease revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The allowance for doubtful accounts for sales-type leases decreased $0.3 million in 1999, $2.3 million in 1998 and $5.1 million in 1997. There were no material additions to the allowance for doubtful accounts for each of the three-year periods.

  Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectibility is not reasonably assured. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the Company is not obligated to refund operating lease payments previously made.

  Future cash payments expected from customers under all long-term arrangements described above aggregate approximately $6.1 billion as of December 31, 1999, including approximately $250 million relating to agreements on satellites that are under construction at December 31, 1999 and are expected to be in service by mid-2000.

  FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

                             PANAMSAT CORPORATION

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

  CONCENTRATION OF CREDIT RISK--The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses. The currency in which the contracts are denominated is the U.S. dollar. Revenues derived from affiliates of Hughes comprised approximately 17% of total revenues in 1999. No customer provides the Company with revenues in excess of 10% of total revenues.

  CASH AND CASH EQUIVALENTS--Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

  Supplemental cash flow information for 1999, 1998 and 1997 is as follows (in thousands):

                                                      1999      1998     1997
                                                    --------  -------- --------
   Cash received for interest...................... $  3,166  $ 13,364 $ 22,229
                                                    ========  ======== ========
   Cash paid for interest.......................... $166,749  $138,678 $109,858
                                                    ========  ======== ========
   Cash (recovered) paid for taxes................. $(14,666) $  3,425 $105,218
                                                    ========  ======== ========

  ACCOUNTS RECEIVABLE--Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $4.6 million and $6.0 million at December 31, 1999 and 1998, respectively.

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

  The estimated useful lives of the satellites are determined by an engineering analysis performed at the initial in-service dates. As the telecommunications industry is subject to rapid technological change, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their

                             PANAMSAT CORPORATION
carrying amounts. Accordingly, the estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. If a significant change in the estimated useful lives is identified, the Company accounts for such changes on a prospective basis.

  EVALUATION OF LONG-LIVED ASSETS--The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments).

  DEBT ISSUANCE COSTS--Included in Deferred Charges in the accompanying balance sheet are debt issuance costs of $29.9 million at December 31, 1999 and 1998. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness and the accumulated amortization at December 31, 1999 and 1998 amounted to $13.6 million and $8.6 million, respectively.

  GOODWILL--Goodwill is primarily related to the acquisition of PanAmSat International and is being amortized over 40 years. Accumulated amortization was $207.7 million and $142.8 million at December 31, 1999 and 1998, respectively.

  DEFERRED REVENUES--The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

  TRANSPONDER INSURANCE--The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the book value of its owned satellite transponders. Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

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

  Prior to the Merger, Hughes Communications, Inc. (which owned the Galaxy Business), along with other Hughes subsidiaries, joined with GM in filing a consolidated U.S. Federal tax return. Current and deferred income taxes were computed by Hughes and allocated to the Company in accordance with principles established by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Hughes paid the Company's share of the consolidated income tax liability and these payments increased the parent company's net investment in the business.

  EARNINGS PER SHARE--The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." As the Company was an operating division of Hughes for the period prior to the Merger, earnings per share data for the year ended December 31, 1997 has not been presented. The Company's only dilutive securities are common stock options and these options have no dilutive effect on the presented amounts of earnings per share.

                             PANAMSAT CORPORATION

  STOCK-BASED COMPENSATION--As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION--The Company operates in a single industry segment, which is to provide satellite-based telecommunications services to customers on a worldwide basis. Substantially all of the Company's operating facilities are located in the United States. The geographic distribution of the Company's revenues for 1999, 1998 and 1997 was as follows:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
   United States.................................................  43%   59%   72%
   Latin America.................................................  23%   21%   13%
   Asia..........................................................  18%   11%    5%
   Other.........................................................  16%    9%   10%

  NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. PanAmSat will adopt SFAS No. 133 by January 1, 2001, as required and management is currently assessing the impact of this statement.

  RECLASSIFICATION--Certain prior period amounts have been reclassified to conform with the current year's presentation.

3. NET INVESTMENT IN SALES-TYPE LEASES

  The components of the net investment in sales-type leases are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Total minimum lease payments............................. $249,045  $301,878
   Allowance for doubtful accounts..........................  (10,273)  (10,562)
   Less unearned interest income............................  (70,811)  (95,339)
                                                             --------  --------
   Total net investment in sales-type leases................  167,961   195,977
   Less current portion.....................................  (21,814)  (22,595)
                                                             --------  --------
                                                             $146,147  $173,382
                                                             ========  ========

  Future minimum payments due from customer under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 1999 are as follows (in thousands):

                                                              MINIMUM   SERVICE
                                                               LEASE   AGREEMENT
                                                              PAYMENTS  PAYMENT
                                                              -------- ---------
   2000...................................................... $ 42,028  $ 5,325
   2001......................................................   43,404    5,700
   2002......................................................   43,437    5,700
   2003......................................................   43,391    5,700
   2004......................................................   39,688    5,175
   2005 and thereafter.......................................   37,097    5,235
                                                              --------  -------
                                                              $249,045  $32,835
                                                              ========  =======

                             PANAMSAT CORPORATION

4. SATELLITES AND OTHER PROPERTY AND EQUIPMENT--NET

  The Company's principal operating assets consist of satellites in service, summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
   Satellite transponders under lease................... $2,398,407  $2,142,710
   Satellite systems under development..................  1,204,823   1,088,861
   Buildings and leasehold improvements.................     58,690      44,253
   Machinery and equipment..............................    206,175     171,642
   Other................................................     19,350      14,307
                                                         ----------  ----------
                                                          3,887,445   3,461,773
   Less accumulated depreciation........................   (747,431)   (566,582)
                                                         ----------  ----------
                                                         $3,140,014  $2,895,191
                                                         ==========  ==========

  At December 31, 1999, the Company had contracts for the construction and development of five satellites with Hughes. Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. The satellite construction contracts contain provisions that would enable the Company to terminate the contracts with or without cause. If terminated without cause, the Company would forfeit its progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite manufacturing businesses to The Boeing Company in a transaction that is expected to close in the second or third quarter of 2000. PanAmSat does not believe that this transaction will have any material effect on its existing contracts for satellites currently under construction, or its ability to obtain future satellite contracts on terms that are commercially reasonable.

  The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provides that the Company may terminate such contract at its option, subject to payment by the Company of a specified termination liability that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for re-launch.

  The Company has experienced various technical incidents on a number of its in-orbit satellites. These incidents generally have resulted in one or more of the following: (i) a limitation or total loss of the satellite's ability to provide the full complement of services that it was designed to provide, (ii) a material reduction to the satellite's expected orbital life, or (iii) a reduction in certain of the satellite's on-board redundant systems making it more exposed to potential damage in the event of an additional incident. Whenever the Company experiences a satellite anomaly or failure, management conducts an investigation of the cause of the event and determines the effects that the anomaly may have on the carrying value of its satellites and other assets and liabilities. The Company has insurance coverage that generally reimburses the Company for all or a substantial portion of the carrying value of the net assets that are affected by the anomaly.

                             PANAMSAT CORPORATION

  In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites. The claim on the PAS-8 satellite was for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 was for a constructive total loss of the satellite because the Company has ceased using all of the Ku-band capacity of the satellite on a full-time basis, and this capacity represents more than 50% of the satellite's communications capacity. In August 1999, the Company filed an insurance claim on its Galaxy VIII-I satellite for a partial loss primarily resulting from battery cell failures. In September 1999, the Company met with its insurance carriers and agreed to settle all of the claims for net cash to PanAmSat of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss has been recognized in 1999 as a result of these settlements.

  During 1998, the Company received insurance proceeds of $441.6 million resulting from insurance claims and disposed of the carrying value of the related assets as follows (in millions):

                              DISPOSITION NET BOOK VALUE OF
                            ----------------------------------                   EXCESS/
                                                NET INVESTMENT    OTHER        (DEFICIENCY)
                            INSURANCE             IN SALES--    ASSETS OR  OF PROCEEDS OVER NET
                            PROCEEDS  SATELLITE  TYPE LEASES   LIABILITIES      BOOK VALUE
                            --------- --------- -------------- ----------- --------------------
   Galaxy IV...............  $ 162.5   $ 56.8       $72.2         $39.8           $(6.3)
   Galaxy X................    250.0    171.7        43.8          28.4             6.1
   PAS-6...................     29.1      --          --            --              --
                             -------
                             $ 441.6
                             =======

The insurance proceeds relating to the PAS-6 anomaly were recorded as a reduction in the carrying value of the PAS-6 satellite.

  Future minimum lease payments due from customers under non-cancelable operating leases on completed satellites are as follows (in thousands):

                                                               DECEMBER 31, 1999
                                                                 MINIMUM LEASE
                                                                   PAYMENTS
                                                               -----------------
   2000.......................................................    $  811,219
   2001.......................................................       727,405
   2002.......................................................       666,969
   2003.......................................................       624,947
   2004.......................................................       583,413
   2005 and thereafter........................................     2,191,447
                                                                  ----------
                                                                  $5,605,400
                                                                  ==========

  In February 1996, the Company entered into a sale-leaseback agreement for certain transponders on Galaxy IIIR with General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Proceeds from the sale were $252 million and the sale resulted in a deferred gain of $109.0 million that was deferred and is being amortized over the seven-year leaseback period. In prior years, the Company entered into sale-leaseback agreements for the sale of certain transponders on SBS-6 and Galaxy VII, resulting in deferred gains that were being amortized over the expected term of the leaseback periods. The Company's obligations under each sale-leaseback arrangement were guaranteed by GM (as successor-in-interest to Hughes). In connection with the Merger, the Company agreed to pay and indemnify GM for performing any of its obligations under such guarantees. In 1998,

                             PANAMSAT CORPORATION
the Company exercised its early buy-out options for certain transponders on the SBS-6 transaction and repurchased the transponders for total payments of $155.5 million. In January 1999, the Company exercised an early buy-out option for $141.3 million (including a make-whole premium of $2.7 million) related to certain transponders on Galaxy VII. In July 1999, the Company exercised its final early buy-out options on Galaxy IIIR and Galaxy VII for approximately $103.5 million in cash and $124.1 million of debt assumed in connection with the Galaxy IIIR transaction. Other than indemnity obligations, the Company no longer has any obligations under sale-leaseback agreements.

5. LONG-TERM DEBT

  As of December 31, 1999 and 1998, long-term debt consisted of the following (in thousands):

                                                   1999              1998
                                             ----------------- -----------------
                                                        FAIR              FAIR
                                               BOOK    MARKET    BOOK    MARKET
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- --------
   6% Notes due 2003.......................  $200,000 $187,550 $200,000 $196,310
   6 1/8% Notes due 2005...................   275,000  248,250  275,000  268,076
   6 3/8% Notes due 2008...................   150,000  129,030  150,000  146,253
   6 7/8% Notes due 2028...................   125,000   96,040  125,000  118,080
   Galaxy IIIR Notes.......................   124,123  124,123      --       --
   Other...................................        56       56       56       56
                                             -------- -------- -------- --------
                                              874,179  785,049  750,056  728,775
   Less current maturities (included in ac-
    counts payable and accrued liabili-
    ties)..................................    56,365   56,365      --       --
                                             -------- -------- -------- --------
                                             $817,814 $728,684 $750,056 $728,775
                                             ======== ======== ======== ========

  Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to the Company for debt with similar maturities and similar terms.

  In December 1997, the Company completed a debt tender offer and restructuring program (the "Program") for the Old Notes. In connection with the Program, the Company purchased approximately 99% of the principal amount of each class of the Old Notes then outstanding. The Company also entered into a bank borrowing agreement (the "Bank Agreement") that provided for bridge loans of up to $300 million (terminating in April 1998) and loans of up to $500 million under a five-year revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility, at the Company's option, bear interest at a rate based upon either a defined Base Rate, or LIBOR plus applicable margins that are based upon the Company's credit rating. The interest margins include a component that is a facility fee, which ranges from 0.35% to 0.75% depending on the rating level. Using $600 million in borrowings under the Bank Agreement (including $100 million under the bridge loans) and available cash (including cash from the liquidation of certain marketable securities), the Company retired Old Notes having a principal value of approximately $1.1 billion. The Program resulted in the recognition of an extraordinary charge of $20.6 million ($34.3 million before taxes) in 1997 related principally to the excess of the price paid for the debt over its carrying value, net of any deferred financing costs and fair value adjustments recognized in connection with the Merger.

  In January 1998, the Company borrowed an additional $125 million under the Bank Agreement principally for the purpose of exercising an early buy-out option on a sale-leaseback agreement. Also in January 1998, the Company completed a private placement debt offering for five, seven, ten and thirty year notes aggregating $750 million (the "Notes Offering"), the proceeds of which were used to retire all of the outstanding borrowings

                             PANAMSAT CORPORATION
under the Bank Agreement. As a result of the Notes Offering, the bridge loan under the Bank Agreement terminated, and the Revolving Credit Facility remains in place to be used for future borrowings, or as a back-up facility for a commercial paper program. In August 1998, the Company converted the private placement debt to public debt by means of a debt exchange offer.

  In July 1998, the Company launched a $500 million Commercial Paper Program to provide for short-term borrowings that the Company can refinance on a long-term basis with loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility and the Commercial Paper Program are limited to $500 million in the aggregate. There were no Commercial Paper or Revolving Credit Facility borrowings outstanding at December 31, 1999.

  In July 1999, in connection with the early buy-out of the Galaxy IIIR sale-leaseback, the Company assumed variable rate notes. The notes bear interest at LIBOR plus 0.25% and mature on various dates through January 2, 2002. At December 31, 1999, $124.1 million was outstanding of which $56.4 million is classified as current.

  The Hughes Term Loan is subordinate to the notes issued in connection with the Notes Offering, the Revolving Credit Facility and the notes issued under the Commercial Paper Program.

  Annual maturities of long-term debt are as follows (in thousands):

                                                                    YEAR ENDING
                                                                    DECEMBER 31,
                                                                    ------------
   2000............................................................   $ 56,365
   2001............................................................     21,216
   2002............................................................     46,542
   2003............................................................    200,000
   2004............................................................        --
   2005 and thereafter.............................................    550,056
                                                                      --------
                                                                      $874,179
                                                                      ========

  Interest expense for 1999 and 1998 is presented net of interest income of $1.8 million and $5.8 million, respectively.

6. INCOME TAXES

  The income tax provision consisted of the following (in thousands):

                                                       1999    1998     1997
                                                     -------- ------- --------
   Taxes currently (receivable) payable U.S.
    federal, state and foreign...................... $  9,493 $33,331 $(11,740)
   Deferred tax liabilities (assets)--net U.S.
    federal, state and foreign......................   94,634  62,609  129,065
                                                     -------- ------- --------
   Total income tax provision....................... $104,127 $95,940 $117,325
                                                     ======== ======= ========

                             PANAMSAT CORPORATION

  The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                     1999     1998      1997
                                                   --------  -------  --------
   Expected U.S. statutory income tax rate........ $ 79,227  $77,191  $ 92,266
   U.S. state and local income tax rates--net of
    federal income tax effect.....................    8,534   10,035    12,900
   Foreign sales corporation tax benefit..........   (6,684) (14,000)   (9,485)
   Non-deductible goodwill amortization...........   22,736   22,582    14,527
   Other..........................................      314      132     7,117
                                                   --------  -------  --------
   Total income tax provision..................... $104,127  $95,940  $117,325
                                                   ========  =======  ========

  Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                        1999                     1998
                              ------------------------ ------------------------
                              DEFERRED                 DEFERRED
                                TAX       DEFERRED       TAX       DEFERRED
                               ASSETS  TAX LIABILITIES  ASSETS  TAX LIABILITIES
                              -------- --------------- -------- ---------------
   Sale-leasebacks........... $    --     $    --      $ 65,428    $    --
   Depreciation..............      --      315,909          --      235,390
   Launch insurance costs....      --      121,340          --      103,070
   Customer deposits.........   15,814         --        17,798         --
   Accruals and advances.....   20,091         --        27,343         --
   Tax credit carryforward...   65,966         --        13,894         --
   Net operating loss
    carryforward.............   18,746         --           --          --
   Other.....................   33,882       6,819       24,440       5,378
                              --------    --------     --------    --------
   Total deferred taxes...... $154,499    $444,068     $148,903    $343,838
                              ========    ========     ========    ========

  At December 31, 1999, the Company had non-current deferred tax liabilities of $444,068 thousand and deferred tax assets of $154,499 thousand, of which $17,353 thousand was current in nature. At December 31, 1998, the Company had non-current deferred tax liabilities of $343,838 thousand and deferred tax assets of $148,903 thousand, of which $36,438 thousand was current in nature. At December 31, 1999, the Company had $65,966 thousand of alternative minimum tax credits that can be carried forward indefinitely. The Company also had $18,746 thousand of deferred tax assets relating to operating loss carryforwards that expire in varying amounts over the period of 2004-2018 if not utilized.

7. RELATED PARTY TRANSACTIONS AND BORROWINGS

  The Company purchases certain of its satellites and launch services from a subsidiary of Hughes and has provided services to several subsidiaries of Hughes. The Company also reimburses Hughes for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The aggregate amounts of related party transactions are summarized below (in thousands):

                                                       1999     1998     1997
                                                     -------- -------- --------
   Satellite Purchases.............................. $184,242 $267,133 $345,546
   Satellite Services Revenues:
     Operating lease revenues.......................  116,044  105,663   87,235
     Other satellite services.......................   21,573   17,791    5,363
   Allocations of Expenses:
     Administrative and other expenses..............    2,187    3,211    9,005
     Interest expense...............................  111,090  108,288   91,020

                             PANAMSAT CORPORATION

  Interest expense for 1999 and 1998 is presented net of $1.4 million and $4.6 million of interest income, respectively.

  The following table provides summary information relative to the Company's accounts receivable and borrowings from Hughes and its affiliates (in thousands):


                                                             DECEMBER 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
   Due from affiliates.................................  $    7,696  $   31,115
                                                         ==========  ==========
   Due to affiliates:
     Merger-related borrowings.........................  $1,725,000  $1,725,000
     Incentive obligations.............................      77,628      67,368
                                                         ----------  ----------
                                                          1,802,628   1,792,368
     Less current portion of incentive obligations (in-
      cluded in accounts payable and accrued liabili-
      ties)............................................      (5,465)     (4,015)
                                                         ----------  ----------
     Total due to affiliates...........................  $1,797,163  $1,788,353
                                                         ==========  ==========

  In connection with the Notes Offering described in Note 5, the Company also modified the terms of its indebtedness with Hughes so that the maturity of the borrowings was extended to June 24, 2003, the mandatory principal payments were eliminated (however, prepayments of principal are permitted under certain circumstances depending upon the level of cash flow from operations), the interest rate on the debt was adjusted to be a floating rate equal to that under the Bank Agreement, and the debt became subordinated to that under the Bank Agreement and the Notes Offering. In addition, subsequent to May 16, 2000 (the original maturity of the indebtedness), Hughes has the right to request that the Company use its best efforts to replace the credit facility with another credit facility on terms that may then be available to the Company.

  Annual maturities of amounts due to affiliates are as follows (in thousands):

   YEAR ENDING
   DECEMBER 31,
   ------------
   2000.............................................................. $    5,465
   2001..............................................................      6,028
   2002..............................................................      6,648
   2003..............................................................  1,732,330
   2004..............................................................      7,613
   2005 and thereafter...............................................     44,544
                                                                      ----------
                                                                      $1,802,628
                                                                      ==========

8. RETIREMENT AND INCENTIVE PLANS

EMPLOYEE BENEFIT PLANS:

  DEFINED CONTRIBUTION PLANS 401(K) PLAN--The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number of shares contributed to the plan and the respective market values were 33,470, 23,681 and 12,847 shares and $1.2 million, $1.1 million and $0.5 million for 1999, 1998, and 1997 respectively.

  DEFERRED COMPENSATION PLAN--The Company has a Restoration and Deferred Compensation Plan (the "Deferred Compensation Plan") for eligible employees. Under the Deferred Compensation Plan, executives and

                             PANAMSAT CORPORATION
other highly compensated employees of the Company are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched by the Company if the employee elected to defer the maximum amount permissible under the Deferred Compensation Plan and the Internal Revenue Code of 1986, as amended. The maximum annual Company match under both the 401(k) Plan and the Deferred Compensation Plan is limited to an aggregate level of 4% of annual compensation. The Company matched portion of the Deferred Compensation Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, the Company, at its discretion, may make contributions to the Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan is an unfunded plan, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of the Board of Directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate.

  1997 STOCK INCENTIVE PLAN--On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as the committee may decide. The maximum number of shares of common stock that may be issued under the Stock Plan is 7,456,140 and the maximum number of shares of common stock that may be issued to any grantee pursuant to the plan is 2,000,000. The Stock Plan is administered by the Compensation Committee. As of December 31, 1999, nonqualified options for 3,598,255 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and generally vest ratably over three years for grants prior to 1999. In 1999, the Company issued 2,298,625 options under a two-year grant program with ratable vesting over a four-year period, and 308,166 options under the existing annual grant program with ratable vesting over three years. Employees receiving option grants under the two-year program will not be eligible for additional grants until 2001. Activity in the Company's Stock Plan during the past three years is summarized below:

                                         SHARES    EXERCISE PRICE     RANGE
                                        ---------  -------------- -------------
   Options granted.....................   584,890      $29.09     $29.00-$38.25
   Options exercised...................       --          --                --
   Options expired or terminated.......       --          --                --
                                        ---------      ------     -------------
   Outstanding at December 31, 1997....   584,890      $29.09     $29.00-$38.25
                                        ---------      ------     -------------
   Options granted..................... 1,037,719       39.81      35.06- 59.75
   Options exercised...................   (63,059)      29.00             29.00
   Options expired or terminated.......  (129,290)      33.57      29.00- 59.75
                                        ---------      ------     -------------
   Outstanding at December 31, 1998.... 1,430,260      $36.48     $29.00-$59.75
                                        ---------      ------     -------------
   Options granted..................... 2,606,791       33.41      31.13- 63.25
   Options exercised...................   (79,364)      33.37      29.00- 39.00
   Options expired or terminated.......  (501,855)      34.67      29.00- 59.75
                                        ---------      ------     -------------
   Outstanding at December 31, 1999.... 3,455,832      $34.50     $29.00-$63.25
                                        ---------      ------     -------------
   Options exercisable at December 31,
    1999...............................   439,420      $36.46     $29.00-$59.75
                                        =========      ======     =============

                             PANAMSAT CORPORATION

  As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees", to its stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Had compensation expense for stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $13.6 million, or $0.09 per basic and diluted share in 1999, $6.7 million, or $0.04 per basic and diluted share, in 1998, and $2.0 million in 1997.

  The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 1999 was $22.35 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.6%; dividend yield 0%; expected life of ten years; and stock volatility of 30.6%. The estimated fair value of options granted in 1998 was $21.85 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.7%; dividend yield 0%; expected life of ten years; and stock volatility of 30.7%. The estimated fair value of options granted in 1997 was $16.80 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 6.7%; dividend yield 0%; expected life of ten years; stock volatility of 30.0%.

  Beginning in 1998, directors who are not full-time employees of the Company receive their annual retainers in shares of restricted Common Stock of the Company. The shares are issued each year after the Company's annual meeting, vest quarterly over the course of the year served, and may not be sold for a period of six months after vesting, subject to the Company's trading policies. Directors also receive meeting fees in shares of restricted Common Stock of the Company. The shares are issued after each in-person or telephonic board or committee meeting attended, and may not be sold for a period of six months following the date of grant, subject to the Company's trading policies. As a group, non-employee directors received 7,468 shares with a weighted average fair value of $37.66 per share in 1999, and 5,284 shares with a weighted average fair value of $50.64 per share in 1998. Directors also were granted non-qualified stock options for 1,216 shares at an average price of $35.88 in 1999, and 4,284 shares at an average price of $53.09 in 1998 under the Stock Plan (as described above) upon their initial year of election to the Board. Director stock option grants vest over a six-month period from the date of grant and all 5,500 shares became exercisable in 1999.

  In January 1999, the Company terminated the stock options previously granted to a senior executive of the Company and issued new options to this individual whose status changed from employee to consultant. Under the terms of the new option agreement, the options have strike prices equal to the strike prices of the former options and vest over a six-month period. The new options have a term of five years and contain a twelve-month non-compete restriction with respect to options exercised on or before December 31, 2000. These nonqualified stock options were not issued from shares reserved for the Stock Plan and consist of options for 40,000 shares at a strike price of $39.00 per share, and 31,250 shares with a strike price of $29.00 per share. In 1999, compensation expense of $1.2 million was recognized relative to these options based on the Black-Scholes valuation of the options as they vested.

  COMPENSATION PLANS--On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expired at various dates through May 1999. Agreements with two officers of the Company were replaced with new retention agreements that provide for cash payments and the issuance of restricted stock units that entitle the holder to receive shares of common stock of the Company. These latter agreements contain a vesting term of three years, and the related

                             PANAMSAT CORPORATION
compensation expense is being amortized over the vesting period. Two other officers of the Company exercised their severance agreements and were entitled to separation payments that are subject to a non-compete agreement. A portion of the separation compensation expense has been assigned to the non-compete agreement and is being amortized over its term. During 1999 and 1998, compensation expense of $1.6 million and $3.1 million, respectively, has been recorded for these separation and retention agreements. During 1997, no material compensation expense was recognized under these programs.

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

   2000................................................................. $ 3,208
   2001.................................................................   2,831
   2002.................................................................   2,509
   2003.................................................................   1,409
   2004.................................................................   3,389
   2005 and thereafter..................................................   5,368
                                                                         -------
                                                                         $18,714
                                                                         =======

  Rental expenses under the operating leases were $3.3 million in 1999, $2.7 million in 1998 and $1.3 million in 1997.

  The Company maintains launch and in-orbit insurance coverage for all of its satellites. Coverage under the policies usually commences at the date of launch for an initial period of three to five years, followed by periodic renewals of the in-orbit portion of the coverage for periods of one to three years. The policies cover the Company for the unamortized book value of the satellites (including construction, launch and launch insurance costs) in the event of catastrophic loss of the satellite, failure to obtain proper orbit, or failure to perform in accordance with design specifications as to the launch coverage, and full or partial loss of the satellite's communications capacity, as defined in the policies, during the in-orbit coverage period. The policies are subject to certain deductibles and customary exclusions. Certain of the Company's satellites have experienced malfunctions or design failures that have not resulted in total loss claims under the existing insurance coverage at the time the incidents occurred. These anomalies have been, or may be excluded from coverage in future renewals of in-orbit insurance and thus expose the Company to losses in the event that satellite failures occur as a result of these anomalies.

  In October 1996, Comsat Corporation ("Comsat") initiated an action seeking unspecified actual, consequential and punitive or exemplary damages against PanAmSat International, Televisa and News Corporation ("News"). The complaint alleges that the Company interfered with the alleged termination by News of an alleged contract between Comsat and News. The Company filed a motion to dismiss the case for lack of personal jurisdiction, which was denied by the Court of Common Pleas on December 1, 1999. Discovery in this action has commenced and is ongoing. The complaint seeks compensatory damages in an amount not to exceed $70,000 per plaintiff. On December 29, 1999, all claims in Comsat's complaint were dismissed on summary judgment. Comsat may and can appeal this decision.

                             PANAMSAT CORPORATION

  The Company is involved in other litigation in the normal course of its operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

10. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

  Summary financial information on a quarterly basis for the Company in 1999 and 1998 follows (in thousands, except per share data):

                                                THREE MONTHS ENDED
                                   --------------------------------------------
                                    MARCH
                                     31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1999     1999       1999          1999
                                   -------- -------- ------------- ------------
Revenues.......................... $193,509 $200,382   $210,739      $205,987
Operating income..................   78,315   82,392     98,244        79,415
Net income........................   30,468   30,565     33,996        27,208
Net income per share--basic and
 diluted..........................     0.20     0.20       0.23          0.18

                                                THREE MONTHS ENDED
                                   --------------------------------------------
                                    MARCH
                                     31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1998     1998       1998          1998
                                   -------- -------- ------------- ------------
Revenues.......................... $193,025 $191,080   $186,540      $196,618
Operating income..................   84,876   73,569     78,327        81,562
Net income........................   35,348   27,757     29,925        31,576
Net income per share--basic and
 diluted..........................     0.24     0.19       0.20          0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1.FINANCIAL STATEMENTS

      See Index to Financial Statements on page    .

    2.FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

  (B)REPORTS ON FORM 8-K

      During the last quarter of 1999, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

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

     3.2   Restated Bylaws of PanAmSat.
     4.1.1 Amended and Restated Stockholder Agreement, dated as of May 16,
           1997, by and among PanAmSat, Hughes Communications, Inc.,
           Satellite Company, LLC and the former holders of Class A Common
           Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy Statement/Prospectus.
     4.1.2 Letter Agreement, dated February 26, 1999, among PanAmSat, Hughes
           Communications, Inc. and the former holders of Class A Common
           Stock of PanAmSat International.
     4.2   Amended and Restated Registration Rights Agreement, dated as of
           May 16, 1997, by and among PanAmSat, Hughes Communications, Inc.,
           Hughes Communications Galaxy, Inc., Hughes Communications
           Satellite Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy
           Statement/Prospectus.
     4.3.1 Loan Agreement, dated May 15, 1997, between Hughes Network
           Systems, Inc. and PanAmSat is incorporated by reference to Exhibit
           4.3 to PanAmSat's Current Report on Form 8-K dated June 5, 1997.
     4.3.2 First Amendment to Loan Agreement, constituting Exhibit 4.3.1 hereto, dated as of December 23, 1997, between Hughes Electronics
           Corporation and PanAmSat is incorporated herein by references to
           Exhibit 4.3.2 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     4.3.3 Subordination and Amendment Agreement, dated as of February 20,
           1998, among Hughes Electronics Corporation, PanAmSat and Citicorp
           USA, Inc., as administrative agent is incorporated herein by references to Exhibit 4.3.3 to PanAmSat's Annual Report on Form
           10-K for the fiscal year ended December 31, 1997.
     4.3.4 Subordination Agreement, dated as of January 16, 1998, between
           Hughes Electronics and PanAmSat is incorporated herein by reference to Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form
           10-Q for the period ended September 30, 1998.
     4.4   Indenture, dated as of January 16, 1998, between PanAmSat and The
           Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     4.5 Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Exhibit 4.2.2 to PanAmSat's
           Registration Statement on Form S-4 (Registration No. 333-56227).
     4.6   Registration Rights Agreement, dated as of January 16, 1998, among
           PanAmSat, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin &
           Jenrette Securities Corporation, Salomon Brothers Inc, Citicorp
           Securities, Inc., BancAmerica Robertson Stephens and J.P. Morgan
           Securities Inc. is incorporated herein by reference to Exhibit 4.5 to PanAmSat's Current Report on Form 8-K dated July 21, 1998.
     4.7   Letter Agreement, dated July 22, 1998, between Hughes Electronics
           Corporation and PanAmSat is incorporated herein by reference to
           Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
     10.1  Participation Agreement, dated as of December 27, 1991, among
           Satellite Transponder Leasing Corporation, GM Hughes Electronics
           Corporation, Security Pacific Equipment Leasing, Inc., Wilmington
           Trust Company, State Street Bank and Trust Company of Connecticut,
           National Association ("State Street") and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.1 to the Registration Statement.

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

     10.8.3 Second Amendment to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated June 9, 1995, between
             Lockheed-Khrunichev-Energia International, Inc. and PanAmSat
             International is incorporated herein by reference to Exhibit
             10.10.3 to Amendment No. 1 to PanAmSat International's
             Registration Statement on Form S-1 (Reg. No. 33-95396), dated
             August 17, 1995. (1)
     10.8.4 Amendment Number 3 to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated August 23, 1996, between Lockheed-Khrunichev-Energia International, Inc. and
             PanAmSat International is incorporated herein by reference to Exhibit. 10.10.4 to PanAmSat International's Quarterly Report on
             Form 10-Q for the period ended September 30, 1996. (1)
     10.9.1 Agreement for the Launching into Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an Ariane Launch Vehicle, No.
             94.5.918, dated November 21, 1994, between PanAmSat
             International and Arianespace S.A. is incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to PanAmSat
             International's Registration Statement on Form S-1
             (Reg. No. 33-84836), dated March 29, 1995. (1)
     10.9.2  Amendment No. 1 to Agreement for the Launching into
             Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an
             Ariane Launch Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated May 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to Exhibit
             10.12.2 to Amendment No. 1 to PanAmSat International's
             Registration Statement on Form S-1 (Reg. No. 33-95396), dated
             August 17, 1995. (1)
     10.9.3  Amendment No. 2 to Agreement for the Launching into
             Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an
             Ariane Launch Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated as of April 29, 1996, between PanAmSat
             International and Arianespace S.A. is incorporated herein by reference to Exhibit S-1 to PanAmSat International's Quarterly
             Report on Form 10-Q for the period ended March 31, 1996.
     10.9.4  Amendment No. 3 to Agreement for the Launching into
             Geostationary Transfer Orbit of the PanAmSat 6 Satellite by an
             Ariane Launch Vehicle, No. 94.5.918 constituting Exhibit 10.9.1 hereto, dated December 31, 1996, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to
             Exhibit 10.12.8 to PanAmSat International's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1996. (1)
     10.9.5  Side Letter, dated as of March 9, 1998, to Agreement for
             Launching into Geostationary Transfer Orbit of the PanAmSat 6
             Satellite by an Ariane Launch Vehicle, No. 94.5.918, between
             PanAmSat International and Arianespace S.A. constituting Exhibit
             10.9.1 hereto, is incorporated herein by reference to Exhibit
             10.9.5 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
     10.10.1 Memorandum of Understanding, dated as of March 27, 1995, between
             Grupo Televisa, S.A. and PanAmSat International is incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to PanAmSat International's Registration Statement on Form S-1
             (Reg. No. 33-84836), dated March 29, 1995. (1)
     10.10.2 Revised DTH System in Latin America Memorandum of Understanding, dated as of September 20, 1996, between PanAmSat International and Grupo Televisa, S.A. is incorporated herein by reference to
             Exhibit 10.13.2 to PanAmSat International's Quarterly Report on
             Form 10-Q for the period ended September 30, 1996.

     10.11.1 Satellite Purchase Contract, dated as of March 31, 1995, between
             Hughes Aircraft Company and PanAmSat International is
             incorporated by reference to Exhibit 10.14 to Amendment No. 5 to
             PanAmSat International's Registration Statement on Form S-1
             (Reg. No. 33-84836), dated April 13, 1995. (1)
     10.11.2 Amendment No. 1 to Satellite Purchase Contract constituting
             Exhibit 10.11.1, dated as of September 3, 1996, between Hughes
             Aircraft Company and PanAmSat International is incorporated herein by reference to Exhibit 10.14.1 to PanAmSat's Quarterly
             Report on Form 10-Q for the period ended September 30, 1996. (1)
     10.12   Galaxy IX Satellite and Services Contract, No. 95-HCG-001, dated
             August 7, 1995, between Hughes Communications Galaxy, Inc. and
             Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.12 to the Registration Statement. (1)
     10.13   Letter Agreement, dated November 29, 1995, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy X and Galaxy XI is incorporated herein by reference to Exhibit 10.13 to the
             Registration Statement. (1)
     10.14   Galaxy VIII-I Satellite and Services Contract (95-HCG-002),
             dated October 31, 1995, between Hughes Communications Galaxy,
             Inc. and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.14 to the Registration
             Statement. (1)
     10.15.1 Agreement for the Launching into Geostationary Transfer Orbit of
             PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933,
             dated as of December 20, 1995, between PanAmSat International and Arianespace S.A. is incorporated herein by reference to
             Exhibit 10.12.3 to PanAmSat International's Quarterly Report on
             Form 10-Q of the Registrant for the period ended March 31, 1996.
             (1)
     10.15.2 Side Letter to Agreement for Launching into Geostationary
             Transfer Orbit of PanAmSat Satellites by an Ariane Launch
             Vehicle, No. 95.5.933, dated as of December 20, 1995, between
             PanAmSat International and Arianespace S.A., constituting
             Exhibit 10.15.1 hereto, is incorporated herein by reference to
             Exhibit 10.12.4 to PanAmSat International's Quarterly Report on
             Form 10-Q for the period ended March 31, 1996. (1)
     10.15.3 Amendment No. 1 to Agreement for Launching into Geostationary
             Transfer Orbit of PanAmSat Satellites by an Ariane Launch
             Vehicle, No. 95.5.933, dated as of April 29, 1996, between
             PanAmSat International and Arianespace S.A., constituting
             Exhibit 10.15.1 hereto, is incorporated herein by reference to
             Exhibit 10.12.5 to PanAmSat International's Quarterly Report on
             Form 10-Q for the period ended March 31, 1996.
     10.15.4 Amendment No. 2 to Agreement for Launching into Geostationary
             Transfer Orbit of PanAmSat Satellites by an Ariane Launch
             Vehicle, No. 95.5.933, dated December 31, 1996, between PanAmSat
             International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.12.6 to PanAmSat International's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1996. (1)
     10.15.5 Amendment No. 3, dated as of January 8, 1998, to Agreement for
             Launching into Geostationary Orbit of PanAmSat Satellites by an
             Ariane Launch Vehicle, No. 95.5.933, between PanAmSat
             International and Arianespace S.A., constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.15.5 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
             March 31,1998. (1)

     10.15.6  Amendment No. 1, dated as of January 8, 1998, to Side Letter to
              Agreement for Launching into Geostationary Transfer Orbit of
              PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat International and Arianespace S.A.
              constituting Exhibit 10.15.2 hereto, is incorporated herein by reference to Exhibit 10.15.6 to PanAmSat's Quarterly Report on
              Form 10-Q for the period ended March 31, 1998. (1)
     10.15.7  Amendment No. 4, dated as of March 9, 1998, to Agreement for
              Launching into Geostationary Transfer Orbit of PanAmSat
              Satellites by an Ariane Launch Vehicle, No. 95.5.933, between
              PanAmSat and Arianespace S.A. constituting Exhibit 10.15.1 hereto, is incorporated herein by reference to Exhibit 10.15.7 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
     10.15.8  Side Letter No. 2, dated as of March 9, 1998, to Agreement for
              Launching into Geostationary Transfer Orbit of PanAmSat
              Satellites by an Ariane Launch Vehicle, No. 95.5.933, between
              PanAmSat International and Arianespace S.A. constituting
              Exhibit 10.15.1 hereto, is incorporated herein by reference to
              Exhibit 10.15.8 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
     10.15.9  Amendment No. 5, dated as of October 12, 1998, to Agreement for
              Launching into Geostationary Orbit of PanAmSat Satellites by an
              Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and
              Arianespace S.A. constituting Exhibit 10.15.1 hereto. (1)
     10.15.10 Side Letter No. 3, dated as of October 12, 1998, to Agreement for Launching into Geostationary Orbit of PanAmSat Satellites by an Ariane Launch Vehicle, No. 95.5.933, between PanAmSat and
              Arianespace S.A. constituting Exhibit 10.15.1 hereto. (1)
     10.15.11 Amendment No. 6, dated as of June 4, 1999, to Agreement for
              Launching into Geostationing Transfer Orbit of PanAmSat
              Satellites by an Ariane Launch Vehicle, No. 95.5.933, between
              PanAmSat and Arianespace S.A., is incorporated herein by reference to Exhibit 10.12.3 to PanAmSat International Systems,
              Inc.'s ("PanAmSat International") Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
     10.16    Participation Agreement, dated as of February 7, 1996, among
              Hughes Communications Galaxy, Inc., General Motors Acceptance
              Corporation, Wilmington Trust Company, Chemical Bank and the lending institutions listed as loan participants in Schedule I to the Agreement is incorporated herein by reference to Exhibit
              10.16 to the Registration Statement.
     10.17 Lease Agreement, dated as of February 7, 1996, by and between Wilmington Trust Company and Hughes Communications Galaxy, Inc.
              is incorporated herein by reference to Exhibit 10.17 to the Registration Statement.
     10.18.1  Letter Agreement, dated February 29, 1996, among The News
              Corporation Limited, Globo Participacoes, Ltd., Grupo Televisa,
              S.A., and PanAmSat International is incorporated herein by reference to Exhibit 10.17.1 to PanAmSat International's
              Quarterly Report on Form 10-Q/A for the period ended March 31,
              1996. (1)
     10.18.2 Amendment to Letter Agreement, dated November 4, 1996, constituting Exhibit 10.18.1 hereto, among News Corporation
              Limited, Globo Participacoes, Ltd., Grupo Televisa, S.A., and
              PanAmSat International is incorporated herein by reference to
              Exhibit 10.17.2 to PanAmSat International's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1996.
     10.18.3 Amendment, dated as of March 5, 1998, to Letter Agreement between News Corporation Limited, Globo Comunicacoes e
              Participacoes, S.A., Grupo Televisa, S.A. and PanAmSat
              International constituting Exhibit 10.18.3 hereto, is incorporated herein by reference to Exhibit 10.18.3 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
              March 31, 1998. (1)

     10.19.1 Amended and Restated Contract for PanAmSat Program, dated May 2,
             1996, between PanAmSat International and Space Systems/Loral,
             Inc. is incorporated herein by reference to Exhibit 10.7.3 to PanAmSat's International's Quarterly Report on Form 10-Q for the period ended March 31, 1996. (1)
     10.19.2 Second Amended and Restated Contract for PanAmSat Program, dated
             April 1, 1998, between PanAmSat International and Space
             Systems/Loral, Inc. is incorporated herein by reference to
             Exhibit 10.19.2 to PanAmSat's Registration Statement on Form S-4
             (Registration No. 333-56227). (1)
     10.20   Letter Agreement, dated June 10, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.20 to the Registration
             Statement. (1)
     10.21   Letter Agreement, dated August 12, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XII is incorporated herein by reference to Exhibit 10.21 to the Registration
             Statement. (1)
     10.22   Letter Agreement, dated August 12, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XIII, XIV, XV and XVI is incorporated herein by reference to Exhibit 10.22 to the Registration Statement. (1)
     10.23   Letter Agreement, dated August 21, 1996, between Hughes
             Communications Galaxy, Inc. and Hughes Space and Communications
             Company regarding the construction of Galaxy XI is incorporated herein by reference to Exhibit 10.23 to the Registration
             Statement. (1)
     10.25.1 Full-Time Transponder Service Agreement From PAS-3 (European
             Beam), dated as of September 20, 1996, between PanAmSat
             International and Televisa, S.A. is incorporated herein by reference to Exhibit 10.16 to PanAmSat International's Quarterly
             Report on Form 10-Q for the period ended September 30, 1996. (1)
     10.25.2 Amendment, dated as of March 5, 1998, to Full-Time Transponder
             Service Agreement From PAS-3 (European Beam) between PanAmSat
             International and Televisa S.A. constituting Exhibit 10.25.1 hereto, is incorporated herein by reference to Exhibit 10.25.1 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
             March 31, 1998. (1)
     10.26   Transponder Purchase and Sale Agreement, dated as of June 26,
             1996, between PanAmSat International and Net Sat Servicos Ltda.
             is incorporated herein by reference to Exhibit 10.2 to Net Sat
             Servicios Ltda.'s Registration Statement on Form F-4 (Reg. No.
             333-6318), dated January 21, 1997. (1)
     10.27.1 Amended and Restated Transponder Purchase and Sale Agreement, dated as of June 26, 1996, between PanAmSat International and Net Sat Servicos Ltda. is incorporated herein by reference to
             Exhibit 10.2.1 to Net Sat Servicios Ltda.'s Registration
             Statement on Form F-4 (Reg. No. 333-6318), dated January 21,
             1997. (1)
     10.27.2 Second Amended and Restated Transponder Purchase and Sale
             Agreement, dated as of March 5, 1998, between PanAmSat
             International and Net Sat Servicos Ltda. is incorporated herein by reference to Exhibit 10.27.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)
     10.27.3 First Amendment, dated as of June 17, 1999, to Second Amended and Restated Transponder Purchase and Sale Agreement between
             PanAmSat International and NetSat Servicios Ltda., constituting
             Exhibit 10.2.1 to NetSat Servicios Ltda.'s Regulations Statement on Form F-4 (Reg. No. 333-6318) dated January 21, 1997. (1)

     10.28.1 Amended and Restated Launch Services Agreement, dated as of
             January 17, 1997, between Hughes Communications Galaxy, Inc. and
             Hughes Space and Communications International, Inc. is incorporated herein by reference to Exhibit 10.28 to the Registration Statement. (1)
     10.28.2 Letter Agreement, dated as of October 9, 1998, between PanAmSat and Hughes Space and Communications Company International, Inc., regarding Amended and Restated Launch Services Agreement between
             Hughes Communications Galaxy, Inc. and Hughes Space and
             Communications International, Inc. constituting Exhibit 10.28.1 hereto. (1)
     10.29   Galaxy X Spacecraft, Related Services and Documentation Contract
             (96-HCG-001), dated March 20, 1997, between Hughes Communications
             Galaxy, Inc. and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.29 to the Registration Statement. (1)
     10.30 Employment Agreement between PanAmSat and Frederick A. Landman, dated as of May 15, 1997, is incorporated herein by reference to
             Exhibit 10.30 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
     10.31.1 Amended and Restated Collateral Trust Agreement, dated as of May
             16, 1997, by and among PanAmSat, Hughes Communications, Inc.,
             Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank
             & Trust Company is incorporated herein by reference to Exhibit
             10.31 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     10.31.2 First Amendment, dated April 30, 1998, to Amended and Restated
             Collateral Trust Agreement by and among PanAmSat, Hughes
             Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A.
             and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes
             Communications, Inc. on May 1, 1998.
     10.32 Pledge and Security Agreement, dated as of May 16, 1997, by and among Satellite Company, LLC, Grupo Televisa, S.A., in favor of
             IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.30 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended June 30, 1997.
     10.33 PanAmSat Corporation Long Term Incentive Plan established in 1997 is incorporated herein by reference to Exhibit 10.33 to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended June 30, 1997.*
     10.33.2 Amendment to the PanAmSat Corporation Long-Term Incentive Plan,
             Established in 1997, is incorporated herein by reference to
             Exhibit 10.33.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.*
     10.34   PanAmSat Corporation Annual Incentive Plan, effective January l,
             1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June
             30, 1997.*
     10.35   Intellectual Property Cross License Agreement, dated as of May 16,
             1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     10.36   Leveraged Lease Guaranty Indemnification Agreement, dated as of
             May 16, 1997, by and between PanAmSat and Hughes Electronics
             Corporation incorporated herein by reference to Exhibit 10.36 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June
             30, 1997.

     10.37.1 Fixed Price Contract between Hughes Communications Galaxy, Inc.
             and Hughes Space & Communications Company for Galaxy XI HS702,
             Spacecraft, Related Services and Documentation, Contract No. 96-
             HCG-002, executed May 1997 is incorporated herein by reference to
             Exhibit 10.37 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.37.2 Amendment No. 1, dated as of November 30, 1999, to Fixed Price
             Contract between Hughes Communications Galaxy, Inc. and Hughes
             Space and Communications Company for Galaxy XI HS702 Spacecraft,
             Related Services and Documentation constituting Exhibit 10.37.1 hereto. (1)
     10.38   Fixed Price Contract for PAS 1R and PAS 9 HS-702 Spacecraft,
             Related Services and Documentation--Contract No. 97-HCG-001, dated as of August 15, 1997, between Hughes Space and Communications
             Company, Inc. and PanAmSat is incorporated herein by reference to
             Exhibit 10.38 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1)
     10.39   Transponder Sublease Agreement for Galaxy IIIR between Hughes
             Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997, is incorporated herein by reference to
             Exhibit 10.39 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.40   Transponder Lease Agreement for Galaxy VIII-I between Hughes
             Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997, is incorporated herein by reference to
             Exhibit 10.40 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)
     10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended June 30, 1997.*
     10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41.1 hereto in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
             Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R.
             Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz,
             Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne S.
             Austin, Tig H. Krekel, Stephen R. Kahn and R. Douglas Kahn.*
     10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent is incorporated herein by reference to Exhibit 10.42 to PanAmSat's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     10.42.2 Amendment to the Revolving Credit Agreement between Citibank and
             PanAmSat Corporation, dated September 29, 1999, is incorporated herein by reference to Exhibit 10.42.2 to PanAmSat's Quarterly
             Report on Form 10-Q for the period ended September 30, 1999.
     10.45.1 Agreement, dated as of May 15, 1996, between PanAmSat
             International and Frederick A. Landman is incorporated herein by reference to Exhibit 10.11.16 to PanAmSat International's
             Quarterly Report on Form 10-Q for the period ended June 30, 1996.*
     10.45.2 Amendment, dated as of March 6, 1998, to the Agreement between PanAmSat International and Frederick A. Landman constituting
             Exhibit 10.45.1 hereto is incorporated herein by reference to
             Exhibit 10.45.1 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998.*
     10.45.3 Amendment, dated as of August 31, 1998, to the Agreement, dated as of May 15, 1996, between PanAmSat International and Frederick A.
             Landman, as amended, constituting Exhibits 10.45.1 and 10.45.2 hereto, is incorporated herein by reference to Exhibit 10.44.3 to PanAmSat's Quarterly Report on Form 10-Q for the period ended
             September 30, 1998.*

     10.45.4 Amendment, dated November 20, 1998, to the Agreement, dated as of
             May 15, 1996, between PanAmSat International and Frederick A.
             Landman, as amended, constituting Exhibits 10.45.1, 10.45.2 and
             10.45.3 hereto.*
     10.48   Agreement, dated as of May 15, 1996, between PanAmSat
             International and David P. Berman incorporated herein by reference to Exhibit 10.11.21 to PanAmSat International's Quarterly Report
             on Form 10-Q for the period ended June 30, 1996.*
     10.49   Agreement, dated April 7, 1997, between PanAmSat and Hughes
             Electronics Corporation, regarding the terms of assignment of
             Kenneth N. Heintz to PanAmSat is incorporated herein by reference to Exhibit 10.50 to PanAmSat's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997.*
     10.50   Fixed Price Contract for PAS 6B HS601HP Spacecraft, Related
             Services and Documentation--Contract No. 98-PAS-001, dated as of
             March 9, 1998, between PanAmSat International and Hughes Space and
             Communications Company, is incorporated herein by reference to
             Exhibit 10.51 to PanAmSat's Quarterly Report on Form 10-Q for the
             period ended March 31, 1998. (1)
     10.51   Transponder Service Agreement, dated as of March 5, 1998, between
             PanAmSat International and Sky Multi-Country Partners, is
             incorporated herein by reference to Exhibit 10.52 to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended March 31, 1998.
             (1)
     10.52   Agreement, dated as of July 10, 1998, between PanAmSat and Robert
             A. Bednarek is incorporated herein by reference to Exhibit 10.46 to PanAmSat's Registration Statement on Form S-4 (Registration No.
             333-56227).*
     10.53   Agreement, dated as of July 10, 1998, between PanAmSat and James
             W. Cuminale is incorporated herein by reference to Exhibit 10.47 to PanAmSat's Registration Statement on Form S-4 (Registration No.
             333-56227).*
     10.54   Transponder Service Agreement, dated as of April 30, 1998, between
             PanAmSat International and Corporacion de Radio y Television del
             Norte de Mexico, S.A. de C.V., is incorporated herein by reference to Exhibit 10.52 to PanAmSat's Registration Statement on Form S-4
             (Registration No. 333-56227). (1)
     10.55   Fixed Price Contract for DOMSAT 1, DOMSAT 2, and Option
             Spacecraft, Related Services and Documentation--Contract No. 98-
             PAS-002, dated as of October 9, 1998, between PanAmSat and Hughes
             Space and Communications Company. (1)
     10.55.2 Amendment No. 1 to Fixed Price Contract for DOMSAT 1, DOMSAT 2 and
             Option Spacecraft, Related Services and Documentation--Contract
             No. 98-PAS-002, dated as of January 8, 1999, between PamAmSat
             Corporation and Hughes Space and Communications Company, is
             incorporated herein by reference to Exhibit 10.55.2 to PanAmSat's
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1998. (1)
     10.56   PanAmSat Corporation Amended and Restated Restoration and Deferred
             Compensation Plan, is incorporated herein by reference to Exhibit
             10.56 to PanAmSat's Quarterly Report on Form 10-Q for the
             quarterly ended September 30, 1999.*
     10.57   PanAmSat Corporation 1999 Non-Employee Directors Compensation
             Deferral Plan, is incorporated herein by reference to Exhibit
             10.57 to PanAmSat's Quarterly Report on Form 10-Q for the
             quarterly period ended September 30, 1999.*
     10.58   Employment Agreement between PanAmSat Corporation and R. Douglas
             Kahn, dated as of April 1, 1999, is incorporated herein by reference to Exhibit 10.58 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended September 30, 1999.*

     10.59 Amended and Restated Loan and Security Agreement by and among
           PanAmSat Corporation, The Chase Manhattan Bank, and certain lending institutions, dated as of July 2, 1999, is incorporated herein by reference to Exhibit 10.59 to PanAmSat's Quarterly Report on Form
           10-Q for the period ended September 30, 1999.
     10.60 Transponder Service Agreement dated February 8, 1999, by and between
           PanAmSat International Systems, Inc. and Corporacion de Radio y
           Television del Norte de Mexico, S.A. de C.V is incorporated by reference to Exhibit 10.56 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (1)
     21.1 The list of subsidiaries of PanAmSat is incorporated herein by reference to Exhibit 21.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     23.1  Consent of Deloitte & Touche LLP.
     24.l  Powers of Attorney.
     27.1  Financial Data Schedule.

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

                                          PanAmSat Corporation

                                          By:      /s/ James W. Cuminale
                                             ----------------------------------
                                                    James W. Cuminale
                                                Executive Vice President,
                                              General Counsel and Secretary
March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                               TITLE                  DATE
                   ----                               -----                  ----

                    *                        Chairman of the Board of   March 29, 2000
___________________________________________         Directors
             MICHAEL T. SMITH

                    *                          President and Chief      March 29, 2000
___________________________________________      Executive Officer
              R. DOUGLAS KAHN                  (principal executive
                                               officer) and Director

                    *                                Director           March 29, 2000
___________________________________________
             ROXANNE S. AUSTIN

                    *                                Director           March 29, 2000
___________________________________________
            PATRICK J. COSTELLO

                    *                                Director           March 29, 2000
___________________________________________
            DENNIS F. HIGHTOWER

                    *                                Director           March 29, 2000
___________________________________________
               JAMES M. HOAK

                    *                                Director           March 29, 2000
___________________________________________
              STEPHEN R. KAHN

                    *                                Director           March 29, 2000
___________________________________________
               JACK A. SHAW

                    *                                Director           March 29, 2000
___________________________________________
               TIG H. KREKEL


                   NAME                               TITLE                  DATE
                   ----                               -----                  ----

                    *                                Director           March 29, 2000
___________________________________________
           JOSEPH R. WRIGHT, JR.

           /s/ Kenneth N. Heintz             Executive Vice President   March 29, 2000
___________________________________________     and Chief Financial
             KENNETH N. HEINTZ                  Officer (principal
                                               financial officer and
                                               principal accounting
                                                     officer)

*By:         /s/ James W. Cuminale                                      March 29, 2000
_____________________________________
   (JAMES W. CUMINALE, ATTORNEY-IN-FACT)
