Form 10-Q
period 2000-03-31
PANAMSAT CORP /NEW/
filed 2000-05-15
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

                                    YES X  NO

As of March 31, 2000, an aggregate of 149,451,675 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information. The Company identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks of launch failures, launch delays and in-orbit failures or reduced performance,
(ii)  risks  of   government   regulation,   (iii)   risks  of  doing   business
internationally, (iv) risks of uninsured loss, (v) risks associated with the Company's Internet initiative and (vi) litigation. Such factors are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                                                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                         PANAMSAT CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          For the Three Months Ended March 31, 2000 and 1999
                                                   (In Thousands, Except Share Data)

                                                                                 March 31,            March 31,
                                                                                    2000                 1999
                                                                                 -----------          -----------
REVENUES:

  Operating leases, satellite services and other                                   $ 200,027            $ 187,382
  Outright sales and sales-type leases                                                99,077                6,127
                                                                                 -----------          -----------
     Total revenues                                                                  299,104              193,509
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                        45,252                    -
  Leaseback expense, net of deferred gains                                                 -                7,695
  Depreciation and amortization                                                       73,667               67,734
  Direct operating costs                                                              31,894               25,238
  Selling, general and administrative expenses                                        21,011               14,527
                                                                                 -----------          -----------
     Total operating costs and expenses                                              171,824              115,194
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                               127,280               78,315

INTEREST EXPENSE, net                                                                 24,453               24,389
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                           102,827               53,926

INCOME TAXES                                                                          46,272               23,458
                                                                                 -----------          -----------
NET INCOME                                                                        $   56,555            $  30,468
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - basic  and diluted
                                                                                   $    0.38            $    0.20
                                                                                 -----------          -----------
Weighted average common shares outstanding                                       150,098,942          149,304,397
                                                                                 -----------          -----------
The accompanying notes are an integral part of these consolidated financial statements


                                                         PANAMSAT CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands, Except Share Data)


                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                                 -----------         ------------
                                                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                          $  41,420             $117,259
 Accounts receivable-net                                                               93,180               41,941
 Net investment in sales-type leases                                                   24,443               21,814
 Prepaid expenses and other (principally prepaid insurance)                            27,353               26,808
 Deferred income taxes                                                                 17,173               17,353
 Insurance claim receivable                                                             2,364               33,359
                                                                                  -----------          -----------
Total current assets                                                                  205,933              258,534

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                      3,198,729            3,140,014

NET INVESTMENT IN SALES-TYPE LEASES                                                   178,251              146,147

GOODWILL-Net of amortization                                                        2,352,339            2,368,579

DEFERRED CHARGES                                                                       83,137               71,435
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $ 6,018,389          $ 5,984,709
                                                                                  -----------         ------------
The accompanying notes are an integral part of these consolidated financial statements


                                                         PANAMSAT CORPORATION
                                               CONSOLIDATED BALANCE SHEETS - (continued)
                                                   (In Thousands, Except Share Data)

                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                                 -----------         ------------
                                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                           $ 76,208            $ 122,094
 Deferred revenues                                                                    14,580               21,049
                                                                                 -----------          -----------
Total Current Liabilities                                                             90,788              143,143

DUE TO AFFILIATES (principally                                                     1,807,928            1,797,163
   merger-related indebtedness)

LONG-TERM DEBT                                                                       796,598              817,814

DEFERRED INCOME TAXES                                                                347,554              306,922

DEFERRED CREDITS AND OTHER (principally customer deposits and deferred
   revenue)                                                                           99,295              103,678

                                                                                 -----------          -----------

TOTAL LIABILITIES                                                                  3,142,163            3,168,720
                                                                                 -----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value -- 400,000,000 shares authorized; 149,451,675 and 149,351,786 outstanding at March 31, 2000 and December 31, 1999,

   respectively                                                                        1,494                1,493
 Additional paid-in-capital                                                        2,513,333            2,509,652
 Retained earnings                                                                   361,399              304,844
                                                                                 -----------          -----------
Total stockholders' equity                                                         2,876,226            2,815,989
                                                                                 -----------          -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 $ 6,018,389          $ 5,984,709
                                                                                  -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                                                         PANAMSAT CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          For the Three Months Ended March 31, 2000 and 1999
                                                            (In Thousands)

                                                                                  March 31,            March 31,
                                                                                    2000                 1999
                                                                                 -----------          -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                           $56,555             $ 30,468
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Gross profit on sales and sales-type leases                                      (48,538)                    -
   Depreciation and amortization                                                      73,667               67,734
   Deferred income taxes                                                              40,812               22,148
   Amortization of gains on sale-leasebacks                                                -              (5,381)
   Amortization of debt issuance costs                                                 1,527                1,528
   Provision for uncollectable receivables                                             (989)                    -
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                                 5,647                5,340
       Operating leases and other receivables                                        (5,940)             (20,007)
       Prepaid expenses and other assets                                            (13,774)              (9,279)
       Accounts payable and accrued liabilities                                     (23,879)               18,661
       Accrued operating leaseback expense                                                 -             (29,609)
       Deferred gains and revenues                                                   (7,703)                3,137
                                                                                 -----------          -----------
       Net cash provided by operating activities                                      77,385               84,740
                                                                                 -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)                                (158,004)            (198,563)
 Early buy-out of sale-leasebacks                                                             -            (141,253)
 Net book value of satellites recovered through insurance                                33,836                    -
                                                                                    -----------          -----------
    Net cash used in investing activities                                             (124,168)            (339,816)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                          13,050              405,000
 Repayments of long-term debt                                                          (44,300)            (320,000)
 Repayments of incentive obligations                                                    (1,488)              (1,551)
 Stock issued to 401(k) plan                                                              3,682                  797
                                                                                    -----------          -----------
    Net cash (used in)/provided by financing activities                                (29,056)               84,246
                                                                                    -----------          -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                       (75,839)            (170,830)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                        117,259              177,542
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                      $  41,420               $6,712
                                                                                    -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                                            $  1,251             $  1,697
                                                                                    -----------          -----------
 Cash paid for interest                                                                $ 55,783             $ 49,913
                                                                                    -----------          -----------
 Cash paid for taxes                                                                   $ 21,278             $  7,344
                                                                                    -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1) General

       These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended March 31, 2000 and 1999 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

   (2) Satellite Developments

       Reference is made to "Item 1. - Business - The Satellites and - Satellite Procurement and Launch Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and satellite deployment plan.

                                  PANAMSAT CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                           2000             1999
                                                                           ----             ----
                                                                           Three Months Ended
                                                                                 March 31,

                                                                         (unaudited; in thousands)

Operating leases, satellite services and other                            $200,027         $187,382
Outright sales and sales-type leases                                        99,077            6,127
Total revenues                                                             299,104          193,509
Cost of outright sales and sales-type leases                                45,252                -
Leaseback expense, net of deferred gains                                         -            7,695
Depreciation and amortization                                               73,667           67,734
Direct operating and SG&A costs                                             52,905           39,765
Income from operations                                                     127,280           78,315
Interest expense, net                                                       24,453           24,389
Income taxes                                                                46,272           23,458

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues. Revenues were $299.1 million for the three months ended March 31, 2000, compared to revenues of $193.5 million for the same period in 1999. Revenues included $93.8 million of new outright sales and sales-type lease transactions executed during the first quarter of 2000 for which there were no comparable transactions in 1999. Revenues, excluding new outright sales and sales-type leases, increased $11.8 million, or 6%, to $205.3 million for the three months ended March 31, 2000 from $193.5 million for the same period in 1999, principally as a result of changes in the types of service offerings that the Company provides.

         The Company  provides  video  services  which are primarily  full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides telecommunications services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues, excluding the revenue from new sales-type lease activity, were $140.7 million for the three months ended March 31, 2000, an increase of 2% from the same period in 1999. The increase in video services revenues for the three months ended March 31, 2000 was due primarily to the commencement of new service agreements. Telecommunications services revenues, excluding the revenue from outright sales activity, were $51.6 million for the three months ended March 31, 2000, an increase of 16% from the same period in 1999. The increase in telecommunications services revenues was due primarily to the growth in data and Internet-related service agreements.

         Revenues can also be analyzed based on the type of agreement. Revenues from outright sales and sales-type leases increased to $99.1 million for the three months ended March 31, 2000 from $6.1 million for the same period in 1999. The increase in revenues from outright sales and sales-type leases for the three month period is due primarily to the revenues from new sales and sales-type lease transactions executed during the first quarter of 2000. Revenues from outright sales and sales-type leases represent substantial long-term commitments for services, and these transactions are subject to greater variation from period to period than are operating lease revenues. Revenues from operating leases of transponders, satellite services and other increased $12.6 million, or 7%, to $200.0 million for the three months ended March 31, 2000 from $187.4 million for the same period in 1999. The increase in revenues from operating leases of transponders, satellite services and other for the three month period is due primarily to increased available transponder capacity on new international satellites placed in service since the first quarter of 1999.

         Cost of Outright Sales and Sales-Type Leases. Cost of outright sales and sales-type leases were $45.3 million for the three months ended March 31, 2000 due to the execution of new sales and sales-type lease agreements. There were no comparable costs for the same period in 1999.

         Leaseback Expense, Net of Deferred Gain. For the three months ended March 31, 2000, the Company recorded no leaseback expense, net of deferred gain as compared to $7.7 million for the same period in 1999. The decrease is attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1999.

         Depreciation and Amortization. Depreciation and amortization increased $5.9 million, or 9%, to $73.7 million for the three months ended March 31, 2000 from $67.7 million for the same period in 1999. The increase in depreciation and amortization for the three month period ended March 31, 2000 is due primarily to depreciation expense associated with the addition of two new satellites placed in service and depreciation expense on transponders acquired through the exercise of sale-leaseback early buy-outs.

         Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $13.1 million, or 33%, to $52.9 million for the three months ended March 31, 2000 from $39.8 million for the same period in 1999. The increase is due primarily to direct costs associated with the addition of new satellites placed in service and costs associated with the continued growth of the Company.

         Income from Operations. Income from operations was $127.3 million for the three months ended March 31, 2000 an increase of $49.0 million or 63%, from $78.3 million for the same period in 1999. The increase in income from operations for the three month period ended March 31, 2000 is due primarily to the gross profit associated with the new outright sales and sales-type lease activity during the quarter.

         Interest Expense, Net. Interest expense, net was $24.5 million for the three months ended March 31, 2000, as compared to $24.4 million for the same period in 1999.

         Income Taxes. Income taxes increased $22.8 million, or 97%, to $46.3 million for the three months ended March 31, 2000, from $23.5 million for the same period in 1999. The increase in income taxes for the three month period ended March 31, 2000 is due primarily to the gross profit from new outright sales and sales-type lease activity.

         Satellite Developments. Reference is made to "Item 1. - Business - The Satellites and - Satellite Procurement and Launch Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and satellite deployment plan.

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

       Financial Condition. In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at March 31, 2000 the Company also had long-term indebtedness of $796.6 million (comprised primarily of $750 million of public notes and $46.5 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction).

       The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has four satellites under various stages of development and intends to implement its Internet initiative, NET/36, for which the Company has budgeted capital expenditures. The Company will require approximately $465 million to construct, insure and launch the satellites and plans to invest up to $250 million in capital and operating expenses over the next two years to deploy NET/36. The Company expects that the largest portion of its investment in NET/36 will be used to deploy PanAmSat-owned antennas and servers at high-speed Internet service providers, including cable headends and digital subscriber line provider sites.

       Assuming satellites in development are successfully launched, services on the satellites commence on the schedule currently contemplated and NET/36 is deployed as and when expected, the Company believes that amounts available under its $500 million revolving credit facility with certain lenders and Citicorp USA, Inc. as administrative agent (the "Revolving Credit Facility"), vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development for the next twelve months and for the deployment of NET/36 for the next twenty-four months. There can be no assurance, however, that the Company's assumptions with respect to costs for future construction and launch of its satellites and costs to deploy NET/36 will be correct, or that amounts available under the Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures,
(ii) cost overruns, (iii) delays, (iv) capacity shortages, (v) NET/36 technical integration problems, (vi) additional costs associated with NET/36 strategic relationships or (vii) other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require the Company to incur additional indebtedness, the ability of the Company to incur any such additional indebtedness would be subject to the terms of the Company's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on the Company's operations and its ability to accomplish its business plan.

       Net cash provided by operating activities decreased to $77.4 million for the three months ended March 31, 2000, from $84.7 million for the three months ended March 31, 1999. The decrease in 2000 was primarily attributable to net changes in working capital items which included income tax payments of $21.3 million in the first quarter of 2000 as compared to $7.3 million for the comparable period in 1999.

       Net cash used in investing activities decreased to $124.2 million for the three months ended March 31, 2000, from $339.8 million for the three months ended March 31, 1999. The decrease in 2000 was primarily attributable to lower capital expenditures in 2000 for satellite systems under development and to no comparable sale-leaseback early buy-out transactions in the first quarter of 2000.

       Net cash used in financing activities was $29.1 million for the three months ended March 31, 2000, compared to net cash provided by financing activities of $84.2 million for the three months ended March 31, 1999. The decrease in 2000 was primarily due to lower net borrowings as a result of the lower level of cash required to fund capital expenditures and early buy-out opportunities in 2000 offset somewhat by the higher cash balances retained at quarter end in the current year.

       Market Risk. There have been no material changes regarding the Company's market risk position from the information provided in the Form 10-K.

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         Reference is made to the description of the action commenced by Comsat Corporation ("Comsat") against the Company, News Corporation Limited and Grupo Televisa, S.A. in "Item 3. Legal Proceedings" in the Form 10-K. Such action was settled by all parties as of March 31, 2000. The parties filed a Joint Motion for Dismissal with Prejudice on April 13, 2000 with the U.S. District Court for the Central District of California, which was granted on April 14, 2000. The financial impact of the settlement to the Company was not material.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

Exhibit No.

3.2           Restated Bylaws of PanAmSat.

10.58.1       Extension of Employment Agreement between PanAmSat Corporation and
              R. Douglas Kahn, dated as of April 1, 1999. *

10.61 Contract for Launch Services, dated as of March 15, 2000, between Sea Launch Limited Partnership and PanAmSat Corporation.(1)

27            Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


--------
* Exhibits indicated with a * symbol are an executive contract or compensatory plan or arrangement.

(1) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PanAmSat Corporation


Date:  May 15, 2000                         /s/ Kenneth N. Heintz
                                            ----------------------------
                                            Kenneth N. Heintz
                                            Executive Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company