Form 10-Q
period 2000-06-30
PANAMSAT CORP /NEW/
filed 2000-08-14
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

                              YES X         NO

As of June 30, 2000, an aggregate of 149,617,587 shares of the Company's Common Stock were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                For the Three Months Ended June 30, 2000 and 1999
                        (In Thousands, Except Share Data)

                                                                                   June 30,             June 30,
                                                                                     2000                 1999
                                                                                 -----------          -----------
REVENUES:

  Operating leases, satellite services and other                                   $ 192,691            $ 194,421
  Outright sales and sales-type leases                                               129,558                5,961
                                                                                 -----------          -----------
     Total revenues                                                                  322,249              200,382
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                        40,524                    -
  Leaseback expense, net of deferred gains                                                 -                7,696
  Depreciation and amortization                                                       81,618               68,473
  Direct operating costs                                                              36,913               25,685
  Selling, general and administrative expenses                                        23,400               16,136
                                                                                 -----------          -----------
     Total operating costs and expenses                                              182,455              117,990
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                               139,794               82,392

INTEREST EXPENSE, net                                                                 32,104               28,295
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                           107,690               54,097

INCOME TAXES                                                                          48,461               23,532
                                                                                 -----------          -----------
NET INCOME                                                                        $   59,229            $  30,565
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - basic                                                $    0.40            $    0.20
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - diluted                                              $    0.39            $    0.20
                                                                                 -----------          -----------
Weighted average common shares outstanding                                       150,005,960          149,304,802
                                                                                 -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the Six Months Ended June 30, 2000 and 1999
                        (In Thousands, Except Share Data)

                                                                                  June 30,             June 30,
                                                                                    2000                 1999
                                                                                 -----------          -----------
REVENUES:

  Operating leases, satellite services and other                                   $ 392,718            $ 381,803
  Outright sales and sales-type leases                                               228,635               12,088
                                                                                 -----------          -----------
     Total revenues                                                                  621,353              393,891
                                                                                 -----------          -----------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                        85,776                    -
  Leaseback expense, net of deferred gains                                                 -               15,391
  Depreciation and amortization                                                      155,285              136,207
  Direct operating costs                                                              68,807               50,923
  Selling, general and administrative expenses                                        44,411               30,663
                                                                                 -----------          -----------
     Total operating costs and expenses                                              354,279              233,184
                                                                                 -----------          -----------
INCOME FROM OPERATIONS                                                               267,074              160,707

INTEREST EXPENSE, net                                                                 56,557               52,684
                                                                                 -----------          -----------
INCOME BEFORE INCOME TAXES                                                           210,517              108,023

INCOME TAXES                                                                          94,733               46,990
                                                                                 -----------          -----------
NET INCOME                                                                       $   115,784            $  61,033
                                                                                 -----------          -----------
NET INCOME PER COMMON SHARE - basic  and diluted
                                                                                   $    0.77            $    0.41
                                                                                 -----------          -----------
Weighted average common shares outstanding                                       150,112,916          149,430,623
                                                                                 -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                   June 30,           December 31,
                                                                                     2000                 1999
                                                                                  -----------         ------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                           $144,147             $117,259
 Accounts receivable-net                                                               59,219               41,941
 Net investment in sales-type leases                                                   27,380               21,814
 Prepaid expenses and other (principally prepaid insurance)                            39,098               26,808
 Deferred income taxes                                                                 17,458               17,353
 Insurance claim receivable                                                                 -               33,359
                                                                                  -----------          -----------
Total current assets                                                                  287,302              258,534

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                      3,185,496            3,140,014

NET INVESTMENT IN SALES-TYPE LEASES                                                   262,539              146,147

GOODWILL-Net of amortization                                                        2,336,099            2,368,579

DEFERRED CHARGES                                                                       91,517               71,435
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $ 6,162,953          $ 5,984,709
                                                                                  -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                                 -----------         ------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                           $ 96,343            $ 122,094
 Deferred revenues                                                                    11,213               21,049
                                                                                 -----------          -----------
Total Current Liabilities                                                            107,556              143,143

DUE TO AFFILIATES (principally                                                     1,818,964            1,797,163
   merger-related indebtedness)

LONG-TERM DEBT                                                                       796,598              817,814

DEFERRED INCOME TAXES                                                                391,361              306,922

DEFERRED CREDITS AND OTHER (principally
   customer deposits and deferred revenue)                                           106,902              103,678

                                                                                 -----------          -----------

TOTAL LIABILITIES                                                                  3,221,381            3,168,720
                                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value  --  400,000,000
  shares authorized; 149,617,587 and 149,351,786
  outstanding at June 30, 2000 and December 31, 1999,  respectively                    1,496                1,493
 Additional paid-in-capital                                                        2,519,448            2,509,652
 Retained earnings                                                                   420,628              304,844
                                                                                 -----------          -----------
Total stockholders' equity                                                         2,941,572            2,815,989
                                                                                 -----------          -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 6,162,953          $ 5,984,709
                                                                                 -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                                                  June 30,             June 30,
                                                                                    2000                 1999
                                                                                 -----------          -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                          $115,784             $ 61,033
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Gross profit on sales and sales-type leases                                     (131,407)                    -
   Depreciation and amortization                                                     155,285              136,207
   Deferred income taxes                                                              84,334               51,230
   Amortization of gains on sale-leasebacks                                                -             (10,762)
   Amortization of debt issuance costs                                                 3,054                3,055
   Provision for uncollectable receivables                                           (1,489)                (680)
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                                12,981               11,069
       Operating leases and other receivables                                         23,460              (8,871)
       Prepaid expenses and other assets                                            (35,426)             (37,327)
       Accounts payable and accrued liabilities                                      (4,790)               24,178
       Accrued operating leaseback expense                                                 -             (18,624)
       Deferred gains and revenues                                                  (11,391)                5,605
                                                                                 -----------          -----------
       Net cash provided by operating activities                                     210,395              216,113
                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)                                (208,165)            (333,903)
 Early buy-out of sale-leasebacks                                                             -            (141,253)
 Net book value of satellites recovered through insurance                                36,200                5,110
                                                                                    -----------          -----------
    Net cash used in investing activities                                             (171,965)            (470,046)
                                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                          26,100              760,000
 Repayments of long-term debt                                                          (44,300)            (675,000)
 Repayments of incentive obligations                                                    (3,141)              (3,047)
 Stock issued in connection with employee benefit plans                                   9,799                1,186
                                                                                    -----------          -----------
    Net cash (used in)/provided by financing activities                                (11,542)               83,139
                                                                                    -----------          -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                         26,888            (170,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                        117,259              177,542
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                     $  144,147               $6,748
                                                                                    -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                                            $  2,603             $  2,369
                                                                                    -----------          -----------
 Cash paid for interest                                                                $ 89,894             $ 78,959
                                                                                    -----------          -----------
 Cash paid for taxes                                                                   $ 26,078             $  9,261
                                                                                    -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1) General

        These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2000 and 1999 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

    (2) New Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivates to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. PanAmSat will adopt SFAS No. 133 by January 1, 2001, as required and management is currently assessing the impact of this statement.

    (3) Satellite Developments

        Reference is made to "Item 1. - Business - Overview -- The Satellites; - Satellite Procurement and Launch Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and satellite deployment plan.

        In April 2000, PanAmSat commenced service on the Galaxy XI satellite. During the second quarter of 2000, PanAmSat successfully launched and commenced service on the Galaxy IVR satellite and completed the planned retirement of SBS-4. On July 28, 2000, PanAmSat successfully launched PAS-9, which brought the Company's total fleet of satellites to 21. PanAmSat currently expects to launch PAS-1R in the fourth quarter of 2000 and PAS-10 in the first quarter of 2001.

                              PANAMSAT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                  Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                               2000                 1999           2000                 1999
                                                               ----                 ----           ----                 ----
                                                            (unaudited; in thousands)           (unaudited; in thousands)
Operating leases, satellite services and other                  $192,691          $194,421         $392,718          $381,803
Outright sales and sales-type leases                             129,558             5,961          228,635            12,088
Total revenues                                                   322,249           200,382          621,353           393,891
Cost of outright sales and sales-type leases                      40,524                 -           85,776                 -
Leaseback expense, net of deferred gains                               -             7,696                -            15,391
Depreciation and amortization                                     81,618            68,473          155,285           136,207
Direct operating and SG&A costs                                   60,313            41,821          113,218            81,586
Income from operations                                           139,794            82,392          267,074           160,707
Interest expense, net                                             32,104            28,295           56,557            52,684
Income taxes                                                      48,461            23,532           94,733            46,990

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues. Revenues were $322.2 million for the three months ended June 30, 2000, compared to revenues of $200.4 million for the same period in 1999. Revenues included $123.4 million of new sales-type lease transactions executed during the second quarter of 2000 for which there were no comparable transactions in 1999. Revenues, excluding new sales-type leases, decreased $1.6 million, or 1%, to $198.8 million for the three months ended June 30, 2000 from $200.4 million for the same period in 1999. Revenues for the six months ended June 30, 2000 were $621.4 million, an increase of $227.5 million, or 58%, from $393.9 million for the same period in 1999. Revenues for the six months ended June 30, 2000 included $217.2 million of new sales and sales-type lease transactions for which there were no comparable transactions in 1999. Revenues, excluding sales and sales-type leases, increased $10.3 million, or 3%, to $404.2 million for the six months ended June 30, 2000 from $393.9 million for the same period in 1999. These changes are principally a result of changes in the types of service agreements that the Company provides.

     Revenues can be analyzed based on the type of service offered. The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides telecommunications services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues, excluding the revenue from new sales-type lease activity, were $133.5 million for the three months ended June 30, 2000, a decrease of 6% from the same period in 1999. Video services revenues, excluding the revenue from new sales-type lease activity, were $274.8 million for the six months ended June 30, 2000, a decrease of 2% from the same period in 1999. The decrease in video services revenues for the three and six month periods ended June 30, 2000 was due primarily to the conversion of several operating lease agreements into new sales-type lease agreements during 2000 and the previously reported termination of a contract for a direct-to-home platform in India. Telecommunications services revenues were $52.3 million for the three months ended June 30, 2000, an increase of 11% from the same period in 1999. Telecommunications services revenues, excluding the revenue from outright sales activity, were $103.8 million for the six months ended June 30, 2000, an increase of 13% from the same period in 1999. The increase in telecommunications services revenues for the three and six month periods ended June 30, 2000 was due primarily to the growth in data and Internet-related service agreements.

     Revenues can also be analyzed based on the type of agreement. Revenues from sales-type leases increased to $129.6 million for the three months ended June 30, 2000 from $6.0 million for the same period in 1999. Revenues from outright sales and sales-type leases increased to $228.6 million for the six months ended June 30, 2000 from $12.1 million for the same period in 1999. The increase in revenues from outright sales and sales-type leases for the three and six month periods is due primarily to the revenues from new sales and sales-type lease transactions executed during 2000. Revenues from outright sales and sales-type leases represent substantial long-term commitments for services, and revenues from this category of transactions are subject to greater variation from period to period than are operating lease revenues. Revenues from operating leases of transponders, satellite services and other decreased $1.7 million, or 1%, to $192.7 million for the three months ended June 30, 2000 from $194.4 million for the same period in 1999. The primary factors contributing to the decrease, after giving effect to increases in telecommunications revenue, were the conversion of several operating lease agreements into new sales-type lease agreements in the second quarter of 2000 and the previously reported termination of a contract for a direct-to-home platform in India. Revenues from operating leases of transponders, satellite services and other increased $10.9 million, or 3%, to $392.7 for the six months ended June 30, 2000 from $381.8 million for the same period in 1999. The increase in revenues from operating leases of transponders, satellite services and other for the six month period ended June 30, 2000 is due primarily to increased available transponder capacity on new satellites placed in service since the first quarter of 1999 offset by the conversion of several operating lease agreements into new sales-type lease agreements in 2000.

     Cost of Outright Sales and Sales-Type Leases. Cost of outright sales and sales-type leases were $40.5 million and $85.8 million for the three and six months ended June 30, 2000, respectively, due to the execution of new sales and sales-type lease agreements. There were no comparable costs for either period in 1999.

     Leaseback Expense, Net of Deferred Gain. For the three and six months ended June 30, 2000, the Company recorded no leaseback expense, net of deferred gain as compared to $7.7 million and $15.4 million for the same periods in 1999, respectively. The decrease is attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1999.

     Depreciation and Amortization. Depreciation and amortization increased $13.1 million, or 19%, to $81.6 million for the three months ended June 30, 2000 from $68.5 million for the same period in 1999. Depreciation and amortization for the six months ended June 30, 2000 increased $19.1 million, or 14%, to $155.3 million from $136.2 million for the same period in 1999. The increase in depreciation and amortization for the three and six month periods ended June 30, 2000 is due primarily to depreciation expense associated with the addition of four new satellites placed in service and depreciation expense on transponders acquired through the exercise of sale-leaseback early buy-outs.

     Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $18.5 million, or 44%, to $60.3 million for the three months ended June 30, 2000 from $41.8 million for the same period in 1999. Direct operating and selling, general and administrative costs increased $31.6 million, or 39%, to $113.2 million for the six months ended June 30, 2000 from $81.6 million for the same period in 1999. The increases are due primarily to direct costs associated with the addition of new satellites placed in service and costs associated with the continued growth of the Company.

     Income from Operations. Income from operations was $139.8 million for the three months ended June 30, 2000 an increase of $57.4 million or 70%, from $82.4 million for the same period in 1999. Income from operations was $267.1 million for the six months ended June 30, 2000 an increase of $106.4 million or 66%, from $160.7 million for the same period in 1999. The increase in income from operations for the three and six month periods ended June 30, 2000 is due primarily to the gross profit associated with the new outright sales and sales-type lease activity during 2000.

     Interest Expense, Net. Interest expense, net increased $3.8 million, or 13%, to $32.1 million for the three months ended June 30, 2000, from $28.3 million for the same period in 1999. Interest expense, net increased $3.9 million, or 7%, to $56.6 million for the six months ended June 30, 2000, from $52.7 million for the same period in 1999. These increases are due primarily to an increase in interest rates during 2000.

     Income Taxes. Income taxes increased $25.0 million, or 106%, to $48.5 million for the three months ended June 30, 2000, from $23.5 million for the same period in 1999. Income taxes increased $47.7 million, or 101%, to $94.7 million for the six months ended June 30, 2000, from $47.0 million for the same period in 1999. The increase in income taxes for the three and six month periods ended June 30, 2000 is due primarily to the gross profit from new outright sales and sales-type lease activity.

     Satellite Developments. Reference is made to "Item 1. - Business - Overview
- The Satellites; - Satellite Procurement and Launch Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and satellite deployment plan.

     In April 2000, PanAmSat commenced service on the Galaxy XI satellite. During the second quarter of 2000, PanAmSat successfully launched and commenced service on the Galaxy IVR satellite and completed the planned retirement of SBS-4. On July 28, 2000, PanAmSat successfully launched PAS-9, which brought the Company's total fleet of satellites to 21. PanAmSat currently expects to launch PAS-1R in the fourth quarter of 2000 and PAS-10 in the first quarter of 2001.

     Financial Condition. In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at June 30, 2000 the Company also had long-term indebtedness of $796.6 million (comprised primarily of $750 million of public notes and $46.5 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction).

     The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has three satellites under various stages of development and intends to implement its Internet initiative, NET/36, for which the Company has budgeted capital expenditures. As of June 30, 2000, the Company will require approximately $220 million in remaining payments to construct, insure and launch the satellites and plans to invest up to $250 million in capital and operating expenses over the next two years to deploy NET/36. The Company expects that the largest portion of its investment in NET/36 will be used to deploy PanAmSat-owned antennas and servers at high-speed Internet service providers, including cable headends and digital subscriber line provider sites.

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

     Net cash provided by operating activities decreased to $210.4 million for the six months ended June 30, 2000, from $216.1 million for the six months ended June 30, 1999. The decrease in 2000 was primarily attributable to net changes in working capital items which included income tax payments of $26.1 million in the six months of 2000 as compared to $9.3 million for the comparable period in 1999.

     Net cash used in investing activities decreased to $172.0 million for the six months ended June 30, 2000, from $470.0 million for the six months ended June 30, 1999. The decrease in 2000 was primarily attributable to lower capital expenditures in 2000 for satellite systems under development and to no comparable sale-leaseback early buy-out transactions in the first six months of 2000.

     Net cash used in financing activities was $11.5 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $83.1 million for the six months ended June 30, 1999. The decrease in 2000 was primarily due to lower net borrowings as a result of the lower level of cash required to fund capital expenditures and early buy-out opportunities in 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. Other that as described below, there have been no material changes regarding the Company's market risk position from the information provided in the Form 10-K. The potential fair value change resulting from a hypothetical 10% fluctuation in interest rates related to PanAmSat's sales-type receivable balances would be approximately $9.8 million as of June 30, 2000.

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on June 1, 2000.

(b) (i) The Company's Certificate of Incorporation provides that nominees to the Company's Board of Directors shall be elected to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The nine nominees for director, Mr. Michael T. Smith, Ms. Roxanne S. Austin, Mr. Patrick J. Costello, Mr. Dennis F. Hightower, Mr. James M. Hoak, Mr. R. Douglas Kahn, Mr. Stephen R. Kahn, Mr. Jack A. Shaw and Mr. Joseph R. Wright, Jr., were elected by plurality of the votes cast by the holders of the Company's Common Stock voting thereon:

(A) Mr. Smith: 138,565,195 votes for and 124,683 votes withheld;

(B) Ms. Austin: 137,744,988 votes for and 944,890 votes withheld;

(C) Mr. Costello: 138,567,611 votes for and 122,267 votes withheld;

(D) Mr. Hightower: 137,611,701 votes for and 1,078,177 votes withheld;

(E) Mr. Hoak: 138,567,850 votes for and 122,028 votes withheld;

(F) Mr. R. Douglas Kahn: 138,565,318 votes for and 124,560 votes withheld;

(G) Mr. Stephen R. Kahn: 138,566,000 votes for and 123,878 votes withheld;

(H) Mr. Shaw: 138,564,852 votes for and 125,026 votes withheld;

(I) Mr. Wright: 138,568,509 votes for and 121,369 votes withheld;

(c) A proposal (designated Proposal 2 and set forth in the Company's Proxy Statement), approved by the Board of Directors, to elect Deloitte & Touche LLP as the Company's independent accountants for 2000, was approved by a majority of the votes cast by the holders of the Company's Common Stock voting thereon: 137,528,747 affirmative votes; 898,189 negative votes; 262,942 votes abstained.

(d) A proposal (designated Proposal 3 and set forth in the Company's Proxy Statement), approved by the Board of Directors, to amend and restate the Corporation's Long-Term Stock Incentive Plan, was approved by a majority of the votes cast by the holders of the Company's Common Stock voting thereon: 136,787,478 affirmative votes; 1,613,237 negative votes; 289,163 votes abstained.

(e) A proposal (designated Proposal 4 and set forth in Company's Proxy Statement), approved by the Board of Directors, to adopt the Company's 2000 Annual Incentive Plan, was approved by a majority of the votes cast by the holders of the Company's Common Stock voting thereon: 134,409,157 affirmative votes; 276,438 negative votes; 293,610 votes abstained; 3,710,673 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit No.

3.2           Restated Bylaws of the Company.

10.33.3 Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement filed on April 28, 2000.

10.57.1 Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000.

10.62 PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement filed on April 28, 2000.

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

                                           PanAmSat Corporation

Date:  August 14, 2000                     /s/ Michael J. Inglese
                                           ----------------------------
                                           Michael J. Inglese
                                           Senior Vice President and
                                           Chief Financial Officer
                                           and a Duly Authorized
                                           Officer of the Company