Form 10-Q
period 2000-11-14
PANAMSAT CORP /NEW/
filed 2000-11-14
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

                               YES X      NO

As of September 30, 2000, an aggregate of 149,640,751 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information. PanAmSat Corporation (the "Company") identifies the following important factors which could cause the Company's actual results to differ materially from any results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking information: (i) risks of launch failures, launch delays and in-orbit failures or reduced performance; (ii) risks of government regulation; (iii) risks of doing business internationally; (iv) risks of uninsured loss; (v) risks associated with the Company's Internet initiative; and (vi) litigation. Such factors are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the Three Months Ended September 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)

                                                     September 30,        September 30,
                                                        2000                 1999
                                                        --------             --------
REVENUES:
  Operating leases, satellite services and other      $  190,796           $  204,953
  Outright sales and sales-type leases                     8,531                5,786
                                                        --------             --------
     Total revenues                                      199,327              210,739
                                                        --------             --------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                 -                    -
  Depreciation and amortization                           83,534               70,748
  Direct operating costs                                  40,231               25,156
  Selling, general and administrative expenses            23,606               16,591
                                                         -------             --------
     Total operating costs and expenses                  147,371              112,495
                                                         -------             --------
INCOME FROM OPERATIONS                                    51,956               98,244

INTEREST EXPENSE, net                                     35,132               30,286
                                                         -------             --------
INCOME BEFORE INCOME TAXES                                16,824               67,958

INCOME TAXES                                               7,571               33,962
                                                         -------             --------
NET INCOME                                            $    9,253           $   33,996
                                                         -------             --------
NET INCOME PER COMMON SHARE - basic and diluted
                                                      $     0.06           $     0.23
                                                         -------             --------
Weighted average common shares outstanding               149,743              149,551
                                                         -------             --------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              PANAMSAT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED) For the Nine Months Ended
                           September 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)


                                                     September 30,        September 30,
                                                        2000                 1999
                                                        --------             --------
REVENUES:
  Operating leases, satellite services and other      $  583,514           $  586,756
  Outright sales and sales-type leases                   237,166               17,874
                                                        --------             --------
     Total revenues                                      820,680              604,630
                                                        --------             --------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases            85,776                    -
  Leaseback expense, net of deferred gains                     -               15,391
  Depreciation and amortization                          238,819              206,955
  Direct operating costs                                 109,037               76,079
  Selling, general and administrative expenses            68,017               47,254
                                                        --------             --------
     Total operating costs and expenses                  501,649              345,679
                                                        --------             --------
INCOME FROM OPERATIONS                                   319,031              258,951

INTEREST EXPENSE, net                                     91,689               82,970
                                                        --------             --------
INCOME BEFORE INCOME TAXES                               227,342              175,981

INCOME TAXES                                             102,304               80,952
                                                        --------             --------
NET INCOME                                            $  125,038            $  95,029
                                                        --------             --------
NET INCOME PER COMMON SHARE - basic  and diluted
                                                      $     0.83            $    0.64
                                                        --------             --------
Weighted average common shares outstanding               150,153              149,491
                                                        --------             --------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                September 30,        December 31,
                                                                   2000                 1999
                                                                -----------         ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                        $ 108,619            $ 117,259
 Accounts receivable-net                                             64,664               41,941
 Net investment in sales-type leases                                 23,947               21,814
 Prepaid expenses and other (principally prepaid insurance)          52,475               26,808
 Deferred income taxes                                               17,177               17,353
 Insurance claim receivable                                               -               33,359
                                                                -----------          -----------
Total current assets                                                266,882              258,534

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                    3,261,591            3,140,014

NET INVESTMENT IN SALES-TYPE LEASES                                 227,559              146,147

GOODWILL-Net of amortization                                      2,319,859            2,368,579

DEFERRED CHARGES                                                    104,449               71,435
                                                                -----------          -----------
TOTAL ASSETS                                                    $ 6,180,340          $ 5,984,709
                                                                -----------         ------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                      (In Thousands, Except Per Share Data)

                                                                September 30,        December 31,
                                                                   2000                 1999
                                                                -----------         ------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                         $  81,012            $ 122,094
 Deferred revenues                                                    9,211               21,049
                                                                -----------          -----------
Total Current Liabilities                                            90,223              143,143

DUE TO AFFILIATES (principally merger-related                     1,828,447            1,797,163
 indebtedness)

LONG-TERM DEBT                                                      796,542              817,814

DEFERRED INCOME TAXES                                               408,001              306,922

DEFERRED CREDITS AND OTHER (principally
 customer deposits and deferred revenue)                            105,861              103,678

                                                                -----------          -----------

TOTAL LIABILITIES                                                 3,229,074            3,168,720
                                                                -----------          -----------

COMMITMENTS AND CONTINGENCIES








STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value -- 400,000,000
 shares authorized; 149,640,751 and 149,351,786
 outstanding at September 30, 2000 and December 31,
  1999, respectively                                                  1,496                1,493
 Additional paid-in-capital                                       2,519,888            2,509,652
 Retained earnings                                                  429,882              304,844
                                                                -----------          -----------
Total stockholders' equity                                        2,951,266            2,815,989
                                                                -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY
                                                                $ 6,180,340          $ 5,984,709
                                                                -----------          -----------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                              September 30,        September 30,
                                                                  2000                 1999
                                                               -----------          -----------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES:
Net income                                                        $125,038             $ 95,029
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Gross profit on sales and sales-type leases                   (134,178)                    -
   Depreciation and amortization                                   238,819              206,955
   Deferred income taxes                                           101,255               97,097
   Amortization of gains on sale-leasebacks                              -             (10,762)
   Amortization of debt issuance costs                               4,581                4,583
   Provision for uncollectable receivables                         (1,894)              (1,680)
 Changes in assets and liabilities:
       Collections on investments in sales-type leases              18,612               16,814
       Operating leases and other receivables                       18,420               23,045
       Prepaid expenses and other assets                          (63,262)             (48,181)
       Accounts payable and accrued liabilities                    (8,265)             (36,457)
       Accrued operating leaseback expense                               -             (18,624)
       Deferred gains and revenues                                (12,989)                6,352
                                                               -----------          -----------
       Net cash provided by operating activities                   286,137              334,171
                                                               -----------          -----------









CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)          (317,585)            (453,296)
 Early buy-out of sale-leasebacks                                       -            (245,335)
 Net book value of satellites recovered through insurance          36,200               10,779
                                                              -----------          -----------
    Net cash used in investing activities                       (281,385)            (687,852)
                                                              -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (principally incentive obligations in 2000)        37,695            1,440,000
 Repayments of long-term debt                                    (56,421)          (1,255,000)
 Repayments of incentive obligations                              (4,905)              (4,184)
 Stock issued in connection with employee benefit plans            10,239                2,157
                                                              -----------          -----------
    Net cash (used in)/provided by financing activities          (13,392)              182,973
                                                              -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (8,640)             (170,708

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                            117,259              177,542
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                               $  108,619             $  6,834
                                                              -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash received for interest                                      $  4,867             $  2,810
                                                              -----------          -----------
 Cash paid for interest                                         $ 149,091            $ 134,234
                                                              -----------          -----------
 Cash paid for taxes                                             $ 28,981             $  9,316
                                                              -----------          -----------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

   These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2000 and 1999 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

(2) New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. We have appointed a team to implement SFAS 133 on a global basis for the Company. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. PanAmSat will adopt SFAS 133 and the corresponding amendments under SFAS 138 by January 1, 2001, as required. Our SFAS 133 team is currently determining the impact of SFAS 133 on our consolidated results of operations and financial position.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not anticipate that the adoption of SAB 101 will have a material effect on the Company's financial statements.

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

   During the third quarter of 2000, PanAmSat successfully launched and commenced service on the PAS-9 satellite, which brought the Company's total fleet of satellites to 21. PanAmSat currently expects to launch PAS-1R in November 2000, PAS-10 in the first quarter of 2001 and Galaxy IIIC in the second quarter of 2001.

   In the third quarter of 2000, the Galaxy VIII(i) satellite experienced difficulties with its xenon ion propulsion system (XIPS), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and attitude. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft is expected to reach its end-of-life in late 2002. PanAmSat intends to accelerate depreciation of the spacecraft to reflect its revised operational life, resulting in an increase in its projected depreciation expense beginning in the fourth quarter of 2000 of approximately $15.0 million per quarter. The Company's ongoing satellite deployment plan is expected to assure continuous service for the Galaxy VIII(i) customer with the scheduled launch of the Galaxy IIIC satellite into the same orbital location as Galaxy VIII(i) during the second quarter of 2001. PanAmSat has reached an agreement in principle with Galaxy Latin America, the Galaxy VIII(i) customer, to build the Galaxy VIII(i)R replacement satellite to assure against a Galaxy IIIC launch failure and provide for a more robust in-orbit back-up configuration.

                              PANAMSAT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA
                                                                  Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                               2000                 1999           2000                 1999
                                                               ----                 ----           ----                 ----
                                                            (unaudited; in thousands)           (unaudited; in thousands)
Operating leases, satellite services and other                  $190,796          $204,953         $583,514          $586,756
Outright sales and sales-type leases                               8,531             5,786          237,166            17,874
Total revenues                                                   199,327           210,739          820,680           604,630
Cost of outright sales and sales-type leases                           -                 -           85,776                 -
Leaseback expense, net of deferred gains                               -                 -                -            15,391
Depreciation and amortization                                     83,534            70,748          238,819           206,955
Direct operating and SG&A costs                                   63,837            41,747          177,054           123,333
Income from operations                                            51,956            98,244          319,031           258,951
Interest expense, net                                             35,132            30,286           91,689            82,970
Income taxes                                                       7,571            33,962          102,304            80,952

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues. Revenues for the three months ended September 30, 2000 were $199.3 million compared to revenues of $210.7 million for the same period in 1999. Revenues for the nine months ended September 30, 2000 were $820.7 million compared to revenues of $604.6 million for the same period in 1999. The revenues for the three and nine months ended September 30, 1999 include the effects of a one-time payment to the Company of approximately $15.0 million during the third quarter of 1999 that was associated with the termination by a customer of a direct-to-home (DTH) video services agreement in India. Excluding the one-time payment, revenues increased $3.3 million, or 2%, to $199.3 million for the three months ended September 30, 2000 from $196.0 million for the same period in 1999. Excluding the one-time payment, revenues for the nine months ended September 30, 2000 were $820.7 million, an increase of $230.8 million, or 39%, from $589.9 million for the same period in 1999. Revenues for the nine months ended September 30, 2000 included $219.2 million of new sales and sales-type lease transactions for which there were no comparable transactions in 1999. Revenues, excluding new sales and sales-type leases in 2000 and the one-time payment in 1999, increased $11.6 million, or 2%, to $601.5 million for the nine months ended September 30, 2000 from $589.9 million for the same period in 1999. These changes are principally a result of changes in the types of service agreements that the Company provides.

     Revenues can be analyzed based on the type of service offered. The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides telecommunications services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues, excluding the revenue from new sales-type lease activity, were $136.0 million for the three months ended September 30, 2000, a decrease of 11% from the same period in 1999. Excluding the one-time payment in 1999, video services revenues decreased 2% for the three months ended September 30, 2000. Video services revenues, excluding the revenue from new sales-type lease activity, were $409.6 million for the nine months ended September 30, 2000, a decrease of 6% from the same period in 1999. Excluding the one-time payment in 1999, video services revenues decreased 2% for the nine months ended September 30, 2000. The decrease in video services revenues for the three and nine month periods ended September 30, 2000, was due primarily to the one-time termination payment recorded in 1999, the conversion of several operating lease agreements into new sales-type lease agreements during 2000 and the previously reported termination of a contract for a direct-to-home platform in India. Telecommunications services revenues were $47.7 million for the three months ended September 30, 2000, an increase of 3% from the same period in 1999. Telecommunications services revenues, excluding the revenue from outright sales activity, were $151.6 million for the nine months ended September 30, 2000, an increase of 10% from the same period in 1999. The increase in telecommunications services revenues for the three and nine month periods ended September 30, 2000, was due primarily to the growth in data and Internet-related service agreements.

     Revenues can also be analyzed based on the type of agreement. Revenues from outright sales and sales-type leases increased to $8.5 million for the three months ended September 30, 2000, from $5.8 million for the same period in 1999. Revenues from outright sales and sales-type leases increased to $237.2 million for the nine months ended September 30, 2000, from $17.9 million for the same period in 1999. The increase in revenues from outright sales and sales-type leases for the three and nine month periods is due primarily to the revenues from new sales and sales-type lease transactions executed during 2000. Revenues from outright sales and sales-type leases represent substantial long-term commitments for services, and revenues from this category of transactions are subject to greater variation from period to period than are operating lease revenues. Revenues from operating leases of transponders, satellite services and other were $190.8 million for the three months ended September 30, 2000, compared to $205.0 million for the same period in 1999. Revenues from operating leases of transponders, satellite services and other, excluding the effects of the one-time payment in 1999, were $190.2 million. Revenues from operating leases of transponders, satellite services and other were $583.5 million for the nine months ended September 30, 2000, compared to $586.8 million for the same period in 1999. Revenues from operating leases of transponders, satellite services and other, excluding the one-time payment in 1999, increased $11.5 million, or 2%, to $583.5 million for the nine months ended September 30, 2000, from $572.0 million for the same period in 1999. Excluding the one-time payment in 1999, the increase in revenues from operating leases of transponders, satellite services and other for the three and nine month periods ended September 30, 2000, is due primarily to increased available transponder capacity on new satellites placed in service since the first quarter of 1999, offset by the conversion of several operating lease agreements into new sales-type lease agreements in 2000.

     Cost of Outright Sales and Sales-Type Leases. Cost of outright sales and sales-type leases were $85.8 million for the nine months ended September 30, 2000, due to the execution of new sales and sales-type lease agreements. There were no comparable costs for the same period in 1999.

     Leaseback Expense, Net of Deferred Gain. For the three and nine months ended September 30, 2000, the Company recorded no leaseback expense, net of deferred gain as compared to $0.0 million and $15.4 million for the same periods in 1999, respectively. The decrease is attributable to the exercise by the Company of certain sale-leaseback early buy-out options during 1999.

     Depreciation and Amortization. Depreciation and amortization increased $12.8 million, or 18%, to $83.5 million for the three months ended September 30, 2000 from $70.7 million for the same period in 1999. Depreciation and amortization for the nine months ended September 30, 2000 increased $31.8 million, or 15%, to $238.8 million from $207.0 million for the same period in 1999. The increase in depreciation and amortization for the three and nine month periods ended September 30, 2000 is due primarily to depreciation expense associated with the addition of five new satellites placed in service and depreciation expense on transponders acquired through the exercise of sale-leaseback early buy-outs.

     Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $22.1 million, or 53%, to $63.8 million for the three months ended September 30, 2000 from $41.7 million for the same period in 1999. Direct operating and selling, general and administrative costs increased $53.8 million, or 44%, to $177.1 million for the nine months ended September 30, 2000 from $123.3 million for the same period in 1999. The increases are due primarily to a $5.0 million one-time charge associated with a sale of real estate, and other increases such as costs associated with the Company's continued fleet expansion, costs associated with its NET-36 initiative, and additional staffing to support expected growth.

     Income from Operations. Income from operations was $52.0 million for the three months ended September 30, 2000, a decrease of $46.2 million or 47%, from $98.2 million for the same period in 1999. Income from operations was $319.0 million for the nine months ended September 30, 2000, an increase of $60.0 million or 23%, from $259.0 million for the same period in 1999. The decrease in income from operations for the three months ended September 30, 2000, is due primarily to depreciation expense associated with the new satellites placed in service as well as the increase in direct operating and selling, general and administrative costs described above. The increase in income from operations for the nine months ended September 30, 2000, is due primarily to the gross profit associated with the new outright sales and sales-type lease activity during 2000.

     Interest Expense, Net. Interest expense, net increased $4.8 million, or 16%, to $35.1 million for the three months ended September 30, 2000, from $30.3 million for the same period in 1999. Interest expense, net increased $8.7 million, or 11%, to $91.7 million for the nine months ended September 30, 2000, from $83.0 million for the same period in 1999. These increases are due primarily to an increase in interest rates during 2000 partially offset by lower borrowing levels in 2000.

     Income Taxes. Income taxes decreased $26.4 million, or 78%, to $7.6 million for the three months ended September 30, 2000, from $34.0 million for the same period in 1999. Income taxes increased $21.3 million, or 26%, to $102.3 million for the nine months ended September 30, 2000, from $81.0 million for the same period in 1999. The decrease in income taxes for the three months ended September 30, 2000, is due primarily to the decrease in income from operations described above. The increase in income taxes for the nine months ended September 30, 2000, is due primarily to the gross profit from new outright sales and sales-type lease activity.

     Satellite Developments. Reference is made to "Item 1. - Business - Overview -The Satellites; - Satellite Procurement and Launch Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and satellite deployment plan.

     During the third quarter of 2000, PanAmSat successfully launched and commenced service on the PAS-9 satellite, which brought the Company's total fleet of satellites to 21. PanAmSat currently expects to launch PAS-1R in November 2000, PAS-10 in the first quarter of 2001 and Galaxy IIIC in the second quarter of 2001.

     In the third quarter of 2000, the Galaxy VIII(i) satellite experienced difficulties with its xenon ion propulsion system (XIPS), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and attitude. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft is expected to reach its end-of-life in late 2002. PanAmSat intends to accelerate depreciation of the spacecraft to reflect its revised operational life, resulting in an increase in its projected depreciation expense beginning in the fourth quarter of 2000 of approximately $15.0 million per quarter. The Company's ongoing satellite deployment plan is expected to assure continuous service for the Galaxy VIII(i) customer with the scheduled launch of the Galaxy IIIC satellite into the same orbital location as Galaxy VIII(i) during the second quarter of 2001. PanAmSat has reached an agreement in principle with Galaxy Latin America, the Galaxy VIII(i) customer, to build the Galaxy VIII(i)R replacement satellite to assure against a Galaxy IIIC launch failure and provide for a more robust in-orbit back-up configuration.

     Financial Condition. In addition to a term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company, at September 30, 2000, the Company also had long-term indebtedness of $796.5 million (comprised of $750.0 million of public notes and $46.5 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction).

     The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company now has three satellites under various stages of development and has begun to implement its Internet initiative, NET-36, for which the Company has budgeted capital expenditures. As of September 30, 2000, the Company will require approximately $150.0 million in additional capital expenditures to construct, insure and launch the satellites and plans to incur up to $250.0 million in capital and operating expenses over the next two years to deploy NET-36. The Company expects that the largest portion of its investment in NET-36 will be used to deploy PanAmSat-owned antennas and servers at high-speed Internet service providers, including cable headends and digital subscriber line provider sites.

     Assuming satellites in development are successfully launched, services on the satellites commence on the schedule currently contemplated and NET-36 is deployed as and when expected, the Company believes that amounts available under its $500.0 million revolving credit facility with certain lenders and Citicorp USA, Inc., as administrative agent (the "Revolving Credit Facility"), vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development for the next twelve months and for the deployment of NET-36 for the next twenty-four months. There can be no assurance, however, that the Company's assumptions with respect to costs for future construction and launch of its satellites and costs to deploy NET-36 will be correct, or that amounts available under the Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures,
(ii) cost overruns, (iii) delays, (iv) capacity shortages, (v) NET-36 technical integration problems, (vi) additional costs associated with NET-36 strategic relationships or (vii) other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require the Company to incur additional indebtedness, the ability of the Company to incur any such additional indebtedness would be subject to the terms of the Company's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on the Company's operations and its ability to accomplish its business plan.

     Net cash provided by operating activities decreased to $286.1 million for the nine months ended September 30, 2000, from $334.2 million for the nine months ended September 30, 1999. The decrease in 2000 was primarily attributable to lower margins associated with operating leases offset by the gross profit on sales and sales-type leases.

     Net cash used in investing activities decreased to $281.4 million for the nine months ended September 30, 2000, from $687.9 million for the nine months ended September 30, 1999. The decrease in 2000 was primarily attributable to lower capital expenditures in 2000 for satellite systems under development and to no comparable sale-leaseback early buy-out transactions in the first nine months of 2000.

     Net cash used in financing activities was $13.4 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $183.0 million for the nine months ended September 30, 1999. The decrease in 2000 was primarily due to lower net borrowings as a result of the lower level of cash required to fund capital expenditures and early buy-out opportunities in 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. Other than as described below, there have been no material changes regarding the Company's market risk position from the information provided in the Form 10-K. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's sales-type receivable balances would be approximately $8.8 million as of September 30, 2000.

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

Exhibit No.

10.40.1 Amended and Restated Galaxy VIII(i) Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 (1)

10.61.1 Contract No. PAS-SL-00033-01 Amendment Number 1 (effective July 20, 2000) to the Contract for Launch Services, dated as of March 15, 2000, between Sea Launch Limited Partnership and PanAmSat Corporation. (1)

10.63. Galaxy IIIC Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 (1)

27            Financial Data Schedule.

       (b)    Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


-------------------
(1) Portions of this Exhibit have been omitted pursuant to an application for confidential treatment filew with the Securities and Exchange Commission under separate cover.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PanAmSat Corporation





Date:  November 14, 2000                  /s/ Michael J. Inglese
                                          ----------------------------
                                          Michael J. Inglese
                                          Senior Vice President and
                                          Chief Financial Officer
                                          and a Duly Authorized
                                          Officer of the Company