Form 10-K
period 2000-12-31
PANAMSAT CORP /NEW/
filed 2001-03-26
CIK 1037388

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

FOR THE FISCAL YEAR ENDED DECEMBER                  COMMISSION FILE NO. 0-22531
31, 2000

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 16, 2001, the registrant had outstanding 149,723,522 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $736,467,841.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation ("PanAmSat" or the "Company") scheduled to be held on June 1, 2001 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof.

            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance,
(ii) risks of government regulation, (iii) risks of doing business internationally, (iv) risk of uninsured loss, (v) risks associated with the business of NET/36, Inc., a wholly-owned subsidiary of the Company ("NET-36") and (vi) litigation. Such factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." PanAmSat cautions that the foregoing list of important factors is not exclusive. Further, PanAmSat operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

ITEM 1. BUSINESS

                                   OVERVIEW

   PanAmSat is a leading provider of global video and data broadcasting services via satellite. The Company builds, owns and operates satellite-based networks that deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home satellite television operators ("DTH"), Internet Service Providers ("ISPs"), telecommunications companies and other corporations. PanAmSat was formed on May 16, 1997 by the merger and consolidation (the "Merger") of PanAmSat Corporation and the Galaxy satellite service operations of Hughes Communications, Inc. (a subsidiary of Hughes Electronics Corporation) into a new publicly held company, which retained the PanAmSat name. At December 31, 2000, Hughes Electronics Corporation beneficially owned approximately 81% of the Company's outstanding common stock.

   Both PanAmSat and Hughes were pioneers in the satellite-based distribution of video. Prior to the formation of PanAmSat and the Hughes Galaxy satellite service, communications satellites were used primarily by governments and telephone companies for voice communications and international telephony services. PanAmSat and Hughes pursued similar missions to leverage the broadcasting capabilities of geostationary satellites to serve the needs of video broadcasters. In 1983, the first Hughes Galaxy satellite was launched, changing the U.S. television industry by delivering television channels to cable service providers throughout the country. The Hughes satellite, Galaxy I, became the first United States satellite cable neighborhood. In the following year, Rene Anselmo founded PanAmSat as a commercial alternative to the government-owned international satellite monopoly, Intelsat. In 1988, the former broadcaster used his personal funds to launch the world's first privately owned international satellite, PAS-1, which serviced the Latin America market. In the years that followed, Hughes became a leading provider of U.S. video distribution services, and PanAmSat became a leading provider of international video distribution services, making the 1997 combination of the two a global leader of the satellite-based communications services industry.

   With 20 satellites, and the expected addition of two more by the end of 2001, PanAmSat now has the world's largest geostationary satellite ("GEO") network, and is one of only three companies capable of servicing a global footprint via its own fleet. The Company's network is capable of reaching over 98% of the world's population. PanAmSat uses its satellite-based network to provide video program distribution, video contribution of news and special events, and VSAT (very small aperture terminal) data networks, all supported by an experienced engineering and operations team. In addition, ISPs and others rely on PanAmSat networks for hundreds of connections to the U.S. Internet backbone. In the United States, PanAmSat's fleet delivers more than 100 of the leading cable television channels to over 11,000 cable headends and 65 million cable households. Finally, PanAmSat provides the platform for six DTH service providers around the world.

   PanAmSat has built a premier customer base for each of its service lines. Full-time video distribution service customers include AOL TimeWarner, AT&T Broadband, the BBC, China Central Television, Cisneros Television Group, Disney, Doordarshan (India), ESPN, Fox, Sony and Viacom. In addition to DIRECTV Latin America, PanAmSat provides high-power Ku-band services to DTH providers MultiChoice, Pacific Digital Media (Taiwan), Sky Latin America, South African Broadcasting Corp./Sentech and TVB (Australia). PanAmSat carrier service customers include ImpSat, Sprint, Telstra and WorldCom, and its private business services customers include the Associated Press, Hughes Network Systems ("HNS"), IBM, Reuters and Wal-Mart.

   PanAmSat has substantial ground infrastructure networks available to support the needs of its customers. The Company owns teleports in six U.S. locations, each of which provides transmission, monitoring and control. It leases teleport services from providers outside of the U.S. to support the remainder of its fleet. PanAmSat also performs the telemetry, tracking and control ("TT&C") for most of its satellites. The Company-owned network operations and customer service plant currently can accommodate:

  .  25 satellites

  .  750,000 service calls/year

  .  50 million hours/year of 24/7 video services

  .  80,000 hours/year of special events video services

  .  5,600 data links

  .  1,200 terabits of digital data transmitted per year

  .  110 channels of compressed digital video

  .  250 PanAmSat-provided transmit chains

   PanAmSat's early market entry, global coverage and customer service initiatives have enabled it to develop a steady flow of revenue by signing its customers to long-term leases. At December 31, 2000, the Company had a contractual backlog of future services of approximately $6.0 billion.

   Since 1991, PanAmSat has been a leader in compressed digital video services for the distribution of television programming. The Company's digital channels (multi-channel per carrier ("MCPCs") and single channel per carrier ("SCPCs") offer a cost-effective means for programmers to break into new markets or introduce additional channels. Digital compression technology offers television viewers expanded and high quality program offerings through their cable systems or DTH service providers.

   The Company also offers enhanced digital services, bundled terrestrial solutions and other value-added services to meet the needs of its rapidly evolving broadcasting customer base. The most extensive and recent of these initiatives was announced in September 2000, with the commercial availability of its new Internet broadcast service, NET-36. NET-36 is a high-speed satellite-based network capable of delivering streaming video to broadband ISPs by using satellites to multicast video streams, avoiding the congestion of terrestrial networks and improving on both the quality and cost of traditional Internet Protocol ("IP") content delivery services. Local "edge" servers strategically deployed at Digital Subscriber Line ("DSL"), cable modem and DirecPC data centers, deliver live or "on-demand" video streams that provide broadcasters and other Internet content providers with a quality of service currently unavailable through the traditional Internet. In March 2001, the NET-36 footprint reached over 3 million broadband enabled households in the United States. NET-36 expects to enter into additional agreements with broadband ISPs to further expand the NET-36 footprint among broadband end users.

                                   SERVICES

   PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, DTH providers and telecommunications companies worldwide. For the years ended December 31, 2000, 1999 and 1998, PanAmSat's revenues of $1.024 billion, $810.6 million and $767.3 million, respectively, were derived from the following service areas:

                                                PERCENTAGE PERCENTAGE PERCENTAGE
                                                 OF 2000    OF 1999    OF 1998
      SERVICES                                   REVENUES   REVENUES   REVENUES
      --------                                  ---------- ---------- ----------
      Video Services...........................     69%        72%        73%
      Network Services.........................     26%        23%        21%
      Other Services...........................      5%         5%         6%
      Total....................................    100%       100%       100%

   Revenues derived from Hughes Electronics, the Company's majority stockholder, and its affiliates (including HNS, DIRECTV Latin America and DIRECTV) comprised approximately 14% of PanAmSat's revenues in 2000, making Hughes Electronics and its affiliates the Company's largest customer. See "Notes to Consolidated Financial Statements"--Note 2 "Business Segments and Geographic Information".

VIDEO SERVICES

   PanAmSat's video services provide long-term, full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. PanAmSat's video services are comprised of four categories: (i) video distribution services, (ii) DTH services, (iii) special events services and (iv) contribution services.

   Video Distribution Services. PanAmSat's primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Certain PanAmSat satellites contain broad C-band beams that deliver dozens of television channels to these redistribution systems. PanAmSat generally provides video distribution services under long-term contracts for full or partial transponder usage and digital channels. The Company also offers bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to and from PanAmSat satellites and from the Company's teleport facilities.

   PanAmSat currently operates satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, Australia and the Asia-Pacific region. The Company creates "video neighborhoods" (an extension of the cable neighborhood concept) on these satellites with dozens of popular television channels. Cable and other redistribution systems then install antennas to access the popular channels for their subscribers. Several of the Company's Galaxy satellites deliver television programming to substantially all of the United States' cable systems. The Ku-band beams on several of the Company's satellites are also used for video distribution to cable systems and network affiliates.

   PanAmSat's customers for full-time video distribution services include AOL TimeWarner, AT&T Broadband, the BBC, China Central Television, Cisneros Group, Disney, Doordarshan, ESPN, Fox, Sony and Viacom.

   DTH Services. PanAmSat creates high-power Ku-band transmission beams on several satellites that serve as platforms for the delivery of multiple television channels for household reception using 60-90 centimeter antennas. PanAmSat believes there is significant demand for digital DTH services because of limited available terrestrial television channels or cable television service in many international markets, and in the United States, limited ethnic or niche programming. PanAmSat's customers for DTH services include DIRECTV Latin America, MultiChoice, Pacific Digital Media, Sky Latin America, South African Broadcasting Corp./Sentech and TVB (Australia).

   Special Events Services. PanAmSat provides broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. PanAmSat conducted approximately 80,000 hours of total special events transmissions in 2000. In addition, PanAmSat delivered over 12,500 hours of live coverage of the Summer Olympic games in Sydney, Australia to 25 broadcasters in two dozen countries.

   In addition to short-term services for special events coverage, PanAmSat has long-term transponder service agreements with certain satellite brokers in the United States. These customers package domestic U.S. transponder capacity for their broadcast, business, educational and government users.

   Contribution Services. PanAmSat provides broadcasters with satellite transmission services for the full-time transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. PanAmSat's full-time contribution service customers include Australian Broadcasting Corporation, CBS, CNN and NHK (Japan).

NETWORK SERVICES

   PanAmSat's Network Services utilize satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and around the world. PanAmSat has designed virtually all of its satellites for high-power, bandwidth-intensive applications that relay large amounts of digital information among multiple sites using small, cost-effective antennas. PanAmSat's Network Services are comprised of three categories: (i) private business networks (through the use of VSATs), (ii) Internet access (through ISPs) and (iii) carrier services.

   Private Business Networks. PanAmSat provides satellite services directly to network suppliers for the development and operation of private business networks in the United States, Latin America, Europe, Africa and Asia. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. The Company's largest single network services customer is HNS, an affiliate of the Company, which uses PanAmSat capacity to create and operate VSAT networks for its business customers. Other PanAmSat private business network customers include the Associated Press, GMAC, IBM, Reuters and the University of Southern California.

   Internet Access. PanAmSat provides satellite services for the full-time delivery of Internet information from the United States and other countries to various locations around the world. PanAmSat's customers consist of educational organizations, telecommunications companies, ISPs and businesses providing direct-to-consumer Internet applications. PanAmSat believes that its satellites are well suited for Internet service because of their ability to deliver reliable, high-speed access to the U.S. Internet backbone, where approximately 80% of all Internet data currently resides. PanAmSat's Internet services customers include HNS, Microcom Systems (Nigeria) and Planet Internet (New Zealand).

   PanAmSat also provides SPOTbytes, a value-added, bundled Internet service that offers an integrated package of services including international satellite capacity, uplinking services from a PanAmSat teleport and dedicated links from the teleport to the U.S. Internet backbone. PanAmSat's SPOTbytes service is marketed primarily to non-U.S. ISPs and corporations that require high-speed access to the U.S. Internet backbone. The service is configured in a variety of ways to provide easily scaleable, cost-effective Internet access.

   Carrier Services. PanAmSat provides satellite services to telecommunications carriers licensed by one or more countries to provide voice, video and data communications networks for businesses, governments and other users. The Company's high-power satellites, which facilitate high information throughput and the ability to use VSATs on the ground, have enabled emerging carriers to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, PanAmSat offers value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks. PanAmSat's carrier service customers include ImpSat, Microspace, Sprint, Telstra and WorldCom.

OTHER SERVICES

   Telemetry, Tracking and Control. PanAmSat provides TT&C services for more than 20 satellites owned by either PanAmSat or by other satellite operators. PanAmSat personnel maintain proper orbital location and altitude, monitor on-board housekeeping systems, adjust transponder levels and remotely "rewire" satellites, if necessary, to bring backup systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from PanAmSat's operations control center in Long Beach, California and are transmitted to the satellites from PanAmSat teleport facilities located in New York, Florida, Georgia, Colorado and California.

   In-Orbit Backup Capacity and Replaced Satellites. PanAmSat maintains a separate in-orbit spare for its fleet. The Galaxy VI satellite is an in-orbit spare for the C-band capacity in the U.S. cable arc. PAS-6 serves to provide backup protection for the Sky Latin American DTH service on PAS-6B, and upon the launch of Galaxy IIIC in 2001, Galaxy VIII-i will provide both expansion and backup capacity for the DIRECTV Latin America DTH service. Certain of the Company's satellites that have been replaced may also be used for backup capacity.

                                   STRATEGY

   PanAmSat's strategic mission is to be the global leader in providing the highest quality, most reliable, satellite-based broadcast networks that deliver entertainment, data and communications to everyone, everywhere.

   PanAmSat's strategy to achieve its mission is based on four initiatives:

  .  Expanding network reach and capacity

  .  Providing superior customer service

  .  Opening new markets

  .  Offering new services

   Each of the Company's strategic initiatives are designed to provide revenue growth by expanding PanAmSat's leadership position in the fixed satellite services industry ("FSS"), and leveraging that leadership position by expanding its range of service offerings as a solutions provider meeting customer needs.

EXPANDING THE NETWORK

   PanAmSat's primary source of revenue is from the sale of satellite bandwidth or services that rely on satellite bandwidth. PanAmSat is the world's largest commercial provider of global satellite-based communications services. PanAmSat, a leader in distribution of cable and broadcast television, operates DTH platforms that deliver more than 500 television channels worldwide. As a global leader, PanAmSat intends to continue to grow its inventory of bandwidth to support its customers' demands.

   According to a February 2001 Merrill Lynch research report, the fixed satellite services industry is currently an approximate $8.1 billion per year market, with an estimated growth potential to approximately $13.3 billion per year by 2004. The Company expects demand for its services will grow, fueled by the increasing amount of video programming, growing congestion in the transmission of television channels over terrestrial lines, ongoing expansion of private business networks and rapid proliferation of the Internet with its need for faster and ever-higher bandwidth connections. In addition, the Company anticipates that the trend towards High Definition Television ("HDTV") will increase demand for its satellite services.

   PanAmSat expects to continue to benefit from the high barriers to entry that exist in the FSS market. In the United States, new applicants for licenses must generally prove their concept, show plausible funding and have a tight timeline by which they plan to get their satellites up and running. However, the United States has access to only a portion of the available slots around the globe. Orbital slots and related ground coverage opportunities are administered by the International Telecommunications Union, which in turn grants priorities to certain orbital slots to specific countries. Different countries may have different requirements for the granting of licenses and the development of orbital locations. PanAmSat has a group of regulatory professionals dedicated to pursuing orbital slot opportunities on a global basis. As a result of these activities, the Company recently has obtained the opportunity to develop one new slot through the Australian government, and is pursuing other opportunities around the world both through the Federal Communications Commission ("FCC") and through other non-U.S. regulatory authorities.

   Since December 1999, PanAmSat has successfully launched five new satellites, bringing its total fleet to 20 after eliminating satellites that have been retired from service. During 2001, PanAmSat expects to launch one satellite to serve the Indian Ocean Region (PAS-10) and another to serve the U.S. and Latin America (Galaxy III-C).

   PanAmSat is licensed to operate on C-band frequencies at 16 orbital slots, on Ku-band frequencies at 13 slots and on Ka-band frequencies at seven slots. Of these, the Company has not yet developed two C-band slots, two Ku-band slots and any of its seven Ka-band slots, providing for substantial growth opportunities. See "Risk Factors--Risk of Government Regulation."

 The Importance of Fiber

   PanAmSat recognizes the importance of emerging technologies and telecommunications methods, and as a result, has not limited its inventory growth initiative to satellite capacity. The proliferation of inexpensive optical fiber provides the Company with the opportunity to examine each customer's particular service requirements to determine when a hybrid satellite-fiber bundled service would be most efficient both from a fleet-loading standpoint, as well as from a competitive pricing standpoint. PanAmSat has historically used fiber to supplement its domestic U.S. network, and plans to procure fiber over key international routes to supplement its network.

CUSTOMER FIRST--MARKET DRIVEN

   PanAmSat's customers represent some of the largest media companies in the world, including ABC, AOL TimeWarner, the BBC, CCTV, Disney, ESPN, Fox, NHK and Viacom. The Company recognizes the value of its customers and places a strong strategic emphasis on offering customized services, providing personal attention and taking extra steps to ensure a reliable service.

 Emphasis on Reliability

   Along with others in the FSS industry, PanAmSat has experienced several satellite anomalies over the past few years with the result that a significant portion of the new satellite capacity recently and projected to be placed in orbit is for either replacement or backup capacity. PanAmSat believes that it has taken significant steps to mitigate the risk of launch failure by insuring the satellite launches for an amount sufficient to construct, launch and insure a replacement satellite. PanAmSat enters into satellite procurements that provide for expedited construction and delivery of a replacement satellite in the event of a failure. In addition, PanAmSat has contracted with multiple launch providers to minimize the risk that an entire launch program will be delayed in the event of a failure of a particular launch vehicle.

   In response to the satellite performance issues that PanAmSat has experienced, the Company has implemented operational procedures designed to improve the reliability of its spacecraft and provide backup service to its customers in the event of a catastrophic failure. Pre-launch, PanAmSat has a team of professionals dedicated to the spacecraft and launch procurement process. This spacecraft acquisition team is responsible for all aspects of monitoring the procurement and design process. PanAmSat engineers are frequently on-site at the satellite manufacturer's facility to monitor quality and timeliness during all phases of construction and testing. Post-launch, the Company's engineers have analyzed various failure scenarios and proposed customer restoration plans. Finally, PanAmSat maintains an in-orbit spare for immediate backup to protect its U.S. video customers. Despite the failures of Galaxy IV and Galaxy VII, customer service has been interrupted only once for a catastrophic in-orbit failure (Galaxy IV--1998), and service was restored to almost all of the Company's Galaxy IV video customers within hours. Other failures since Galaxy IV have resulted in no material interruption of customer service, including the failure of Galaxy VII in 2000.

 Ground Infrastructure and Customer Support Center

   PanAmSat believes that its ground infrastructure and customer support center distinguish the quality of its service from other global or regional solutions providers. PanAmSat's ground facilities are available to support the needs of its video, data, Internet and NET-36 customers. PanAmSat operates seven facilities (six teleports and one TT&C facility), providing a range of technical services for customers. Each teleport and operations center, staffed 24 hours a day, is designed to:

  .  Monitor signal quality for both data and broadcast customers

  . Protect bandwidth from piracy or other interference that could degrade signal quality

  .  Maintain customer-installed equipment

   PanAmSat maintains two network operations centers, one in Long Beach, California, and the other in Ellenwood, Georgia, outside Atlanta, which will be consolidated in Ellenwood during 2001. The operations center near Atlanta is also a full-service teleport along with PanAmSat facilities in Fillmore and Napa, California, Castle Rock, Colorado, Homestead, Florida, and Spring Creek, New York. The teleports operate nearly 100 antennas and are equipped to offer customers a range of services, including:

  . Full-service facilities with access to all domestic and international satellites within arc

  .  Analog and digital transmissions for video/data services

  .  C and Ku-band turnaround service

  .  Tape play-out and time delay services

  .  Occasional and full-time transmissions

  .  Design, installation and operation services

  .  Monitoring of customer-furnished equipment

  .  Downlinking and routing of Internet services

  .  Compressed digital video systems management

  .  Connectivity to terrestrial link circuits

  .  IRD authorization

  .  24-hour network and/or subscriber management

  .  Network Operation Center (NOC) for 24-hour ad hoc service

  . Carrier monitoring system (manual remote monitoring and remote spectrum analysis)

 Customer-Driven Service Offerings

   PanAmSat believes its strategic loading of satellites and customer-driven service offerings have made it a leader in program delivery to cable systems.

   For instance, PanAmSat's strategy for the broadcast distribution market has been to populate new satellites with several quality content providers in order to create "video neighborhoods." Once premier programmers, such as AOL TimeWarner, Disney and Viacom, enter into long-term agreements for capacity on a particular satellite, PanAmSat can charge higher rates for subsequent capacity on that satellite. Because cable systems and other distribution platforms have already incurred the cost of pointing their dishes so that they can receive the existing programming, content providers are willing to pay higher rates for capacity on the satellite.

   The Company has been a leader in compressed digital video services for the distribution of television programming. PanAmSat's global resources enable programmers to use two digital transmission services. The Company's MCPC service allows several digital channels to be transmitted to the satellite from a central site, such as a PanAmSat teleport accessing the Asia-Pacific, Latin America, Europe or Africa. This approach is cost-effective for the programmer because less bandwidth is required to broadcast its programming. It also maximizes usage of the satellite resource and transmission power, and allows for signal reception using small antennas. The SCPC service, in which broadcasters have the freedom to transmit to the satellite from virtually any location within the satellite's coverage area, is particularly useful for news organizations or networks that are providing live, on-the-scene coverage of an event. SCPC channels also permit broadcasters to relay programming directly from their facilities around the world.

   The Company continues to develop new service offerings designed to address its customers' changing needs. Some of these new offerings are discussed in "Offer New Services" below.

ACCESS NEW MARKETS

   The Company's fleet has a footprint capable of reaching over 98% of the world's population. Although PanAmSat has customers throughout the world and distributes content on a global basis, the Company believes that certain regions where the Company has only a limited presence, represent opportunities for growth. In its most recent evaluations, Mexico, Brazil, India and China were identified as presenting opportunities for business expansion for PanAmSat. The Company currently has satellites deployed that are capable of reaching these key markets, but either regulatory, political, technical or other obstacles (or a combination of any or all of the foregoing), have prevented the Company from fully realizing the opportunities. The Company believes that incremental growth could be realized through the opening of one or all of these markets in the near term.

   On February 26, 2001, PanAmSat announced the creation of a new company, PanAmSat de Mexico, that will enable the introduction of PanAmSat video, data and Internet services to the Mexican telecommunications market. PanAmSat de Mexico is the result of a joint venture between PanAmSat and a Grupo Pegaso affiliate owned by Mr. Alejandro Burillo Azcarraga, a majority owner of the private equity investment firm Grupo Pegaso. The new company has filed for a concession with the Mexican government that will permit it to serve as the reseller of PanAmSat services that require a satellite uplink within Mexico. PanAmSat de Mexico was formed in late 2000 through a partnership between PanAmSat International Sales, Inc. (49 percent), a subsidiary of PanAmSat, and Corporativo W.com SA de CV (51 percent), a holding company created by Mr. Burillo.

OFFER NEW SERVICES

   PanAmSat recognizes that telecommunications is rapidly evolving. Convergence forecasts for television and computers/Internet indicate trends that will affect our customers' businesses and offer PanAmSat the opportunity to provide new and enhanced services. PanAmSat has embraced new technologies and is offering and developing new applications in consultation with its customers to improve service and meet customer needs. These services include, but are not limited to:

  .  Internet Backbone Connectivity Via Satellite (SPOTbytes)

  .  Broadband Distribution of IP Video Content (NET-36)

  .  Analog to Digital File Transfer Services (SPOTpath)

  .  Ka-band based Broadband Services

 Internet Backbone Connectivity Via Satellite (SPOTbytes)

   PanAmSat offers a bundled Internet connection package, SPOTbytes, to international ISPs and corporate customers. With this bundled service, PanAmSat custom designs direct links between its customers' points-of-presence and the U.S. Internet backbone that can transmit at speeds ranging from 64 kbps to 45 Mbps or higher. Customers choose SPOTbytes to increase network diversity, flexibility and efficiency, as well as to obtain direct, uninterrupted access to the U.S. Internet backbone.

   SPOTbytes offers several advantages over terrestrial fiber. Satellite services can be installed and upgraded faster. The Company's SPOTbytes service bypasses shared and congested terrestrial links and connects directly into the Internet backbone, which enhances network performance. Satellite transmission can also reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. In addition, through an enhanced service called SPOTbytes DVB, PanAmSat is capable of providing targeted content delivery to enterprises or ISPs, along with standard backbone connectivity. For instance, the top web sites accessed by a particular ISPs' customers can be cached locally and updated on a regular basis providing decreased costs and higher performance. SPOTbytes DVB employs a versatile digital video broadcasting (DVB) platform to offer flexible, cost-effective U.S. backbone access to international ISPs. Benefits include low startup and recurring costs, flexible and scalable bandwidth as well as support for multiple points-of-presence ("POPs"). The new service, which was introduced in Latin America in April 2000, is being marketed throughout Asia and Latin America.

   Strategically, PanAmSat views SPOTbytes and SPOTbytes (DVB) as opportunities to demonstrate the IP capabilities of satellite networks and to continue to expand the footprint of PanAmSat's terrestrial network. The Company intends to use this footprint to eventually offer content distribution services, which will provide PanAmSat's content customers the opportunity to distribute high-quality content directly to ISPs (via services such as NET-36, discussed below), while providing PanAmSat with an additional revenue stream from an existing relationship.

 Broadband Distribution of IP Video Content (NET-36)

   A May 2000 report by Euroconsult predicts that the growth of the Internet will generate approximately 33% of transponder capacity demand by 2009. To capitalize on such expected growth, PanAmSat is implementing a strategy to become a leading provider of IP multicasting via satellite.

   In September 2000, PanAmSat announced the commercial availability of its new Internet broadcast service, NET-36. NET-36 is an innovative broadband satellite-based network capable of delivering streaming video to broadband ISPs by using satellites to multicast video streams, avoiding the congestion of terrestrial networks and improving on both the quality and cost of traditional IP content delivery services. Local "edge" servers strategically deployed at DSL, cable modem and DirecPC data centers, deliver live or "on-demand" video streams that provide broadcasters and other Internet content providers with a quality of service currently unavailable through the traditional Internet. In March 2001, the NET-36 footprint reached over 3 million broadband households in the United States. NET-36 expects to enter into additional agreements with broadband ISPs to further expand the NET-36 footprint. NET-36's footprint currently covers all end users who have broadband Internet access through Qwest, BellSouth, Excite@Home, and DirecPC POPs enabled with NET-36 edge servers. While NET-36 currently provides its services in beta testing to several well-known content providers, NET-36 has not yet generated revenues from its service offerings as the commercial availability of its services only recently occurred.

   Traditional land-based distribution of content to the edge of the Internet consumes significant bandwidth, but it also results in the degradation of the content quality. When this data is transmitted over the Internet, it is divided into many packets. As those packets traverse the land-based Internet backbone, each packet typically crosses multiple networks that are connected to each other at a limited number of connections called peering points. These peering points are frequently congested, which often results in transmission delays and lost data. According to a December 1999 study by Dataquest, streaming media travels through an average of 20 routers and experiences average packet loss of 25%. When data is lost, either the data transmission process is repeated until all of the data is transmitted successfully, or the data arrives corrupted. As content distributors increasingly attempt to distribute live streaming media, these difficulties are magnified. Packet loss and transmission delays are particularly problematic with live streaming media because lost data cannot be resent and packets arriving out of sequence due to transmission delays may not be accessed in their original sequence. Packet loss and transmission delays cause video images to be jerky and often cause the transmission to stop and start while the end user's computer is waiting for the necessary packets to arrive. This degradation in quality is among the fundamental causes of unsatisfactory performance of many Internet-based applications.

   NET-36's solution circumvents the congested terrestrial networks by using PanAmSat's satellite fleet and satellite-enabled servers linked to broadband ISPs (such as Qwest, BellSouth, Excite@Home, and DirecPC). NET-36 collects streaming media from Internet content providers and then broadcasts it via the PanAmSat fleet to its network of servers, located in the facilities of these ISPs and last-mile providers. The content is then either cached locally at the server, or if live, sent directly to an end user. When a user attempts to access information from a web site, the web cache intercepts the request and checks to see if the information is stored locally. If local, the information is delivered to the user from the local cache rather than having users pull content from the content provider's actual Web server, resulting in faster responses for users. By circumventing the need to pull data each time a user has a request through the terrestrial network, NET-36 improves reliability, speed and consistency for end users. NET-36 expects that most of its edge servers will be located so that streaming media delivered to an end user over NET-36's network will traverse through a maximum of three routers and zero peering points before reaching the end user.

   For streaming, NET-36 leverages on the technological advantage offered by satellites: specifically, the capability of taking a single piece of data up to a satellite, and delivering it simultaneously to multiple locations, without any impact on quality or cost if data is delivered to many or fewer locations. This concept is the basic premise for the use of satellites to deliver video to cable headends, and the Company believes it is also an effective strategy for the delivery of high demand, high traffic IP-based content. Geostationary satellites, like those operated by PanAmSat, are currently the most efficient and cost-effective delivery medium for "multicasting."

   NET-36 is a natural extension of PanAmSat's current business as NET-36 uses the Company's existing satellites. No new orbital assets are currently projected for the service. In addition, PanAmSat has extensive experience in building digital video networks. Initially, NET-36 will target PanAmSat's existing video customer base. PanAmSat believes that it can bundle and sell NET-36 services to its existing video and other customers that have come to rely on the Company's superior quality of service.

   PanAmSat believes that current market trends show that streaming media and other rich video and data are becoming integral components of any media company's interactive service offerings. An October 2000 Paul Kagan & Associates report estimated that the market for streaming media will reach $9 billion by 2010. However, the current terrestrial infrastructure cannot support the effective delivery of this content, which results in grainy, jerky images and lost connections for Internet users. Using traditional terrestrial IP delivery systems, streaming is limited to a typical transmission sweet spot of 28 or 56 kbps, but in the future, the Company believes that content providers may require 300 kbps streams, such as those delivered by NET-36.

   Streaming is the first application that will utilize the multicasting capabilities of satellites over the NET-36 network, but the Company is working on other uses that that will leverage the unique advantages of its network.

   NET-36 has entered into agreements with last mile providers Qwest, Excite@Home, DirecPC and BellSouth; they will use NET-36 for IP content delivery to their Internet subscribers. Currently, these arrangements require NET-36 to pay the last mile provider to allow NET-36 to deploy its servers at the broadband ISP POPs. NET-36 will look to enter into more ISP relationships to solidify its offering and expand its footprint. NET-36 is pursuing arrangements with additional last mile providers so that the NET-36 network is able to reach a high volume of broadband enabled end users, which, in turn, is expected to attract content providers as NET-36 customers.

   Broadcasters in the U.S. and Europe have had difficulty reaching international markets with their content. In addition, many competing content distribution networks have been slow to roll out streaming service in developed markets in Asia and Latin America. Internet limitations are magnified outside of the U.S. and Europe. Therefore, PanAmSat believes that NET-36 will be appealing to ISPs and network providers in the countries where consumers have broadband access but little high fidelity video and audio content to consume. The Company believes that the rollout of SPOTbytes and SPOTbytes DVB will provide PanAmSat with an opportunity to build a footprint for NET-36 in markets as they evolve to the service.

   PanAmSat believes that NET-36 provides the capability to generate more revenue per transponder than currently received from leasing satellite capacity alone. PanAmSat would charge a particular customer based on content delivered and consumed, in terms of megabits. When NET-36 delivers content to a network of servers, the content provider will pay based on the content consumed. As such, each satellite has the ability to generate greater revenue and earnings.

   NET-36's business plan is based upon charging the content provider for NET-36 service, as opposed to the ISP. PanAmSat believes that ISPs may be unwilling or unable to pay for a satellite-based service. Instead, PanAmSat has opted to enter into revenue sharing agreements with ISPs and offer the service free to ISPs, while charging content providers for content delivered. This strategy is intended to ensure both network build-out and revenue maximization. As demand rises among content providers for content distribution services, NET-36 intends to position its service offerings to be able to tap into this increasingly lucrative market. PanAmSat believes that NET-36 ultimately will be a platform from which PanAmSat will launch additional services, with streaming media being just the first service.

 Analog to Digital File Transfer Services (SPOTpath)

   PanAmSat, in partnership with Pathfire, Inc.'s software engine, recently introduced a new-satellite based international video delivery service that is intended to improve how news, entertainment and feature programming is managed by broadcast, cable and other media companies worldwide. The Company does not expect to generate significant revenue from this joint service in 2001.

   The new service combines PanAmSat's global satellite infrastructure with Pathfire's media management tools. The service will encode any programming content into digital IP formatted files, which are transmitted via satellite to broadcast, cable, media and entertainment companies around the world. This new automated approach offers an alternative to "live" or prescheduled satellite feeds by processing high volumes of media through Pathfire's Media Commerce Network.

   The Company expects this service to provide customers with a more economical and flexible way to move non-realtime video and data, while allowing PanAmSat to better manage the quality of service its customers expect. PanAmSat's global infrastructure, combined with Pathfire's media traffic management solutions, creates a total end-to-end solution for distributing and managing media content. The alliance reflects PanAmSat's continuing commitment to pursue value-added services that benefit its broadcasting and telecommunications customers.

   By eliminating much of the line-up and coordination time, the Company believes that SPOTpath will provide a more efficient means of delivering television programming, video clips, advertisements and other media. In addition, the Company expects the service will reduce production and distribution costs.

 Ka-band Based Broadband Services

   PanAmSat is pursuing Ka-band solutions for its customers. Ka-band systems are intended for high-speed bandwidth-on-demand applications such as high-speed Internet access, video conferencing, multimedia entertainment services, file transfer, medical imaging, as well as traditional voice and data communications. Recently, the FCC licensed PanAmSat to operate on the Ka-band frequencies in seven orbital slots. PanAmSat intends to pursue the use of Ka-band delivered services, as the Company believes it offers potential to provide additional valuable services to its customers. The Company does not expect to generate revenue from Ka-band services in 2001.

                             THE SATELLITE NETWORK

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

   Each of the Company's new satellites has been constructed with a design life of 15 years, although there can be no assurance that the contractual design life of any individual satellite will be 15 years. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk of In-Orbit Failure or Reduced Performance." The Company's launch and construction strategy is to replace existing satellites as they approach the end of their useful lives or encounter other reductions to their useful lives with technologically advanced satellites that meet customer needs. In addition, the Company seeks to expand its global coverage, capacity and service offerings by deploying satellites into new orbital locations. In most instances, a "retired" satellite should be capable of continuing to offer services beyond the time that its replacement is deployed. In these cases, the Company typically seeks to co-locate the older satellite with the new satellite or to move the older satellite to an interim location, in each case subject to applicable U.S. and non-U.S. regulatory approvals. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

GLOBAL COVERAGE

   The Company's satellites are distributed in a global network that provides coverage in the four regions of the world: (i) the North America Region ("NAR"), (ii) the Atlantic Ocean Region ("AOR"), (iii) the Pacific Ocean Region ("POR") and (iv) the Indian Ocean Region ("IOR").

 North America Region

   Nine satellites currently serve this region: Galaxy IR, Galaxy IIIR, Galaxy IVR, Galaxy V, Galaxy VI, Galaxy IX, Galaxy XR, Galaxy XI and SBS-6. These satellites offer services in either the Ku-band or C-band, or both. SBS-6 offers services solely in the Ku-band. Galaxy IR, Galaxy V, Galaxy VI and Galaxy IX provide services solely in the C-band. Galaxy IIIR, Galaxy IVR, Galaxy XI and Galaxy XR provide services in both the C-band and the Ku-band.

   Some of the Company's satellites, including Galaxy IR, Galaxy V, Galaxy IX, Galaxy XR and Galaxy XI, act as "cable neighborhoods." PanAmSat pioneered the concept of "cable neighborhood" in the satellite services industry when it secured key cable programming for Galaxy I, its first satellite. This prompted cable operators to invest in ground equipment focused on Galaxy I's orbital position. Once a core group of cable operators aligned their dishes with the satellite, incremental capacity could be sold at higher rates to new programmers that wanted to enter the market. This "cable neighborhood" concept continues to be an important business strategy for the Company.

 Atlantic Ocean Region

   Seven satellites currently serve this region: PAS-lR, PAS-3, PAS-5, PAS-6, PAS-6B, PAS-9 and Galaxy VIII-i. Each of these satellites provides services in the C-band and the Ku-band, with the exception of PAS-6, PAS-6B and Galaxy VIII-i, which are Ku-band only satellites. PAS-6 currently serves as back up for PAS-6B. The Company has created cable neighborhoods on PAS-3 and PAS-9. PAS-5, which was replaced by PAS-9, represents a revenue opportunity to develop an additional orbital slot or to provide fleet backup. In 1999, PAS-5 was declared a total constructive loss and insurance was collected by the Company. As a result, 50% of any net revenues generated by PAS-5 will be paid to the Company's insurers.

 Pacific Ocean Region

   PanAmSat currently has two satellites in this region: PAS-2 and PAS-8. Each of these satellites contains C-band and Ku-band transponders. The Company has created a cable neighborhood on PAS-2 and operates two DTH platforms on PAS-8.

 Indian Ocean Region

   PanAmSat currently has two satellites in this region: PAS-4 and PAS-7. Each of these satellites contains C-band and Ku-band transponders. The Company has created a cable neighborhood on PAS-4 and operates two DTH platforms on PAS-7.

 New Satellites in 2001

   PanAmSat currently intends to launch PAS-10 in the second quarter of 2001 and Galaxy IIIC in the third quarter of 2001. PAS-10 will replace PAS-4 in the IOR, and Galaxy IIIC will replace Galaxy IIIR and supplement Galaxy VIII-i in the NAR and AOR, respectively. Each of PAS-4 and Galaxy VIII-i have suffered from in-orbit anomalies which have shortened their expected useful lives. For a more detailed discussion on the Company's planned satellites and prior in-orbit failures, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Planned Satellites" and "--Risk Factors-- Risk of In-Orbit Failure or Reduced Performance."

SATELLITE PROCUREMENT AND LAUNCH ARRANGEMENTS

   Satellite Procurement. The Company has three satellites under construction and development with Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company. In March 2001, the Company signed an agreement with Orbital Sciences Corporation for construction of one satellite plus an option for two additional satellites. The normal delivery time for a satellite is approximately 12 to 24 months. Purchase agreements generally require the Company to pay the majority of the total contract price for each satellite during the period of the satellite's construction, with the remainder of the contract price payable in the form of incentive payments based on orbital performance over the design life of the satellite following launch. The contracts also provide for price reductions or payments by the manufacturer in the event of late delivery due to the fault of the manufacturer. Each contract provides for a limited warranty. The contracts contain provisions that would enable the Company to terminate them with or without cause. If terminated without cause, the Company would be subject to substantial termination liabilities that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain additional damages as specified in the contracts.

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

CONTROL OF SATELLITES AFTER LAUNCH

   Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. PanAmSat generally provides TT&C services for its own satellites, as well as for certain satellites owned or operated by other entities. Third parties provide TT& C services for five of the Company's satellites currently in orbit.

INSURANCE

 Satellite Insurance

   As a general philosophy, PanAmSat has historically carried satellite insurance coverage that tracked with the book value of these assets in an attempt to prevent any adverse financial reporting effects from satellite health issues. The last few years of unusual satellite in-orbit anomalies have begun to alter the in-orbit insurance coverage levels and rates that are available to satellite operators today. In December 2000, PanAmSat executed a new, master in-orbit insurance policy that covers 12 of its satellites. Five of the 12 satellites are initially covered under the new policy, with the remaining seven attaching to the policy at various dates in 2001 as their existing policies expire (three of which are still covered under their original launch policies). Five of the remaining satellites in the fleet are still covered under their original launch policies; four of which have policies covering launch plus five years and the remaining one of this group is covered for launch plus three years. The remaining two satellites, PAS-6 and Galaxy VIII-i, are self insured today. PAS-5 was declared a total constructive loss in 1999 and is currently not insured.

 Launch Insurance

   PanAmSat maintains launch insurance on each of its satellites in an amount approximately equal to the unamortized construction, launch and launch insurance costs for the satellite at the initial date of coverage. PanAmSat's existing launch insurance policies cover claims arising after a launch for a period of three to five years, with newer policies having longer coverage periods than older policies. Such coverage includes not only catastrophic loss of a satellite during launch, but also the failure of a satellite to obtain proper orbit, or to perform in accordance with design specifications once in orbit. The terms of the policies generally provide for payment of the full insured amount if 50% or more of a satellite's communications capacity is lost within the policy period, and, subject to certain deductibles, partial payment for losses of less than 50% of the satellite's communications capacity within the coverage period.

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

 In-orbit Insurance

   PanAmSat typically obtains in-orbit insurance in advance of the expiration of the relevant launch insurance policy. Coverage under these in-orbit policies commences on the expiration of the launch insurance policy. Typical in-orbit insurance periods run for periods of one to three years. PanAmSat generally obtains in-orbit insurance with respect to its satellites in an initial amount approximately equal to the unamortized construction, launch and insurance costs for each of its satellites. The amount of in-orbit insurance in force with respect to each of PanAmSat's satellites generally decreases over time, typically based on the declining book value of the satellite.

   PanAmSat generally does not insure against lost revenues in the event of a total or partial loss of the communications capacity of a satellite. The Company does, however, purchase insurance to cover sales-type lease receivables when revenues have been recognized in connection with sales-type lease arrangements and to cover its obligations with respect to performance warranty provisions related to transponders sold outright.

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

 Exclusions

   As of December 31, 2000, PanAmSat's satellites had a net book value of approximately $3.1 billion. The book value of the satellites that were either self-insured or had some health exclusion at that time was approximately $290 million. Under the terms of its new master in-orbit policy, which commenced December 1, 2000, several satellites that have existing technical anomalies will have certain coverage exclusions when they attach to the master policy in May 2001 (they are currently covered without exclusions under existing in-orbit policies). When these satellites attach to the new policy, the book value of satellites that will have certain exclusions related to their coverage will be approximately $510 million. Additionally, at that time, the book value of the self-insured satellites will be approximately $220 million. Any failure not related to the exclusion will still be covered.

   The primary subject of the exclusion is the satellite control processor
(SCP) on the four satellites in this category. One of them (PAS-4) is operating on its backup SCP as a result of the failure of the primary SCP in November 1998. This satellite is scheduled to be replaced by PAS 10, which is scheduled for launch in the second quarter of 2001. The other three satellites with SCP exclusions, (PAS-2, PAS-3R, and Galaxy IIIR) have both SCPs functioning properly today.

   For more information on insurance matters, including the risks relating to certain exclusions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Risk Factors--Risk of Uninsured Loss."

                              SALES AND MARKETING

   PanAmSat's sales and marketing activities are separated into three general service areas: (i) full-time program distribution; (ii) part-time and ad hoc broadcast; and (iii) network services which includes VSAT, Internet, data services and telephony.

   PanAmSat's headquarters has a sales and marketing department for each service area. PanAmSat and its subsidiaries also have sales and marketing offices in Manhattan Beach, California; Coral Gables, Florida; Sydney, Australia; London, England; Tokyo, Japan; Johannesburg, South Africa; Seoul, South Korea; and China. The Company also maintains a representative sales office in Mexico City, Mexico. The senior executive officers of PanAmSat are directly involved in marketing to key broadcasting and business communications customers.

                                  COMPETITION

   PanAmSat primarily competes with companies and organizations that own or utilize satellite or terrestrial transmission facilities.

SATELLITE COMPETITORS

   PanAmSat's satellite competitors are divided among four categories: (i) companies with global GEO satellite systems; (ii) companies with proposed global GEO satellite systems; (iii) regional or domestic GEO satellite operators; and (iv) companies with non-GEO satellite systems. Many of the Company's satellite competitors have also introduced and expanded value-added services and bundled service offerings, which compete with the Company's services. To a lesser extent, PanAmSat may face competition from (a) companies who have proposed regional or transoceanic GEO satellite systems, (b) value-added service providers and (c) optical fiber cable companies.

 Global GEO Satellite Systems

   PanAmSat's principal global competitor is Intelsat.

   Intelsat is an international treaty organization of over 140 member nations based in Washington, D.C. that provides global satellite capacity primarily through its members, called "signatories." Comsat Corporation, which is a subsidiary of Lockheed Martin Corporation, is the U.S. signatory and is the only U.S. company permitted to have an investment interest in the Intelsat system.

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

   In March 1998, Intelsat approved the creation of an affiliate company that would market satellite services directly to end-users. In November 1998, Intelsat transferred to this affiliate, known as New Skies Satellites N.V., five operating satellites plus a sixth satellite that was under construction. New Skies consummated a public offering of its equity securities in 2000 and is increasingly independent of Intelsat. The New Skies satellite network permits it to compete with the Company globally.

   In May 1998, the FCC granted in part and denied in part a request by Comsat, Intelsat's U.S. signatory, to be regulated as a non-dominant carrier. The FCC reclassified Comsat as non-dominant in the provision of full-time video and earth station services. The FCC determined, however, that Comsat retains market power and should continue to be regulated as dominant in the provision of switched voice and private line service to 63 countries and in the provision of occasional-use video services to 142 markets. In February 1999, the FCC changed the manner in which it regulated Comsat's pricing for these dominant carrier markets, switching from rate of return regulation to an incentive-based pricing policy.

   In early 1999, Congress enacted the Open-Market Reorganization for the Betterment of International Telecommunications Act ("ORBIT"). This legislation addressed the specific parameters and timetables to ensure the pro-competitive privatization of Intelsat and the deregulation of Comsat. Intelsat filed on January 18, 2000, an application requesting FCC authorization and associated waivers, post-privatization, for its satellite system. The FCC conditionally granted the application and waivers, subject to a determination whether Intelsat's privatization plans conform to ORBIT. Intelsat has announced its intention to convert from an intergovernmental organization to a privately owned company in July 2001.

 Proposed Global GEO Satellite Systems

   PanAmSat competes with companies that have announced plans to create global GEO satellite systems, primarily through acquisitions, partnerships or equity interests in domestic or regional satellite systems. These companies include Loral Space and Communications Ltd., GE American Communications, Inc. and Lockheed Martin through its investment in Comsat. In addition, Societe Europeenne des Satellites ("SES"), a Luxembourg-based operator of ASTRA, is a leading satellite system for DTH, radio and multimedia services in Europe. Each of these proposed systems has entered into substantial arrangements with regional service providers to attempt to create a global system. Each of these companies also offer value added services similar to those being offered by the Company. PanAmSat believes that these companies would compete with it primarily on price and level of service.

 Regional GEO Satellite Systems

   PanAmSat also competes with numerous companies and/or governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is limited to service within one country or region, depending on the operator's satellite coverage and market activities. In the United States, GE Americom, Loral and Comsat all currently provide fixed satellite services on a regional or domestic basis, and are the Company's primary competitors in this market. Other important regional competitors of the Company include Satellites Mexicanos, S.A. de C.V., an affiliate of Loral, in Latin America and AsiaSat, a partially owned subsidiary of SES, in Asia.

   These regional operators compete with PanAmSat primarily on price because many are subsidized by local governments. In addition, some countries limit PanAmSat's access in order to protect their national satellite systems.

 Proposed and Operational Non-GEO Satellite Systems

   The Company believes that operational non-geostationary telephony and data systems are not currently competitors of PanAmSat. These non-geostationary systems are designed primarily for mobile telephony and data services and are not expected to serve the fixed point-to-multipoint video and telecommunications markets. Certain other non-GEO systems under development, such as Skybridge, Spaceway and Teledesic, are designed to offer fixed satellite services such as data and Internet access, and they may compete with services offered or planned to be offered by the Company.

OTHER COMPETITORS

 Proposed Regional or Transoceanic GEO Satellite Systems

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

 Value-Added Service Providers

   In some cases, PanAmSat competes with companies to provide value-added satellite services. These companies typically lease large amounts of satellite capacity from satellite operators and then use that capacity to provide value-added communications networks for their customers. For instance, several carriers operate VSAT networks for businesses that PanAmSat also could provide VSAT networks. In addition, brokers in the United States offer value-added special events services to broadcasters, businesses and educational institutions that also could be provided by PanAmSat. These companies may also compete with NET-36 and PanAmSat's SPOTpath services. Many of these value-added service providers and brokers use PanAmSat's services to meet their customers' demands for satellite capacity.

 Optical Fiber Cables

   Optical fiber cables, considered to be a reliable method of transmitting data and telephony, generally do not compete with PanAmSat's current services. The primary use of optical fiber cables is to carry high-volume telephony and data/Internet communications on a point-to-point basis, although video-based point to multi-point projects are being investigated. Transcontinental and intercontinental optical fiber cables currently carry video traffic, but this service is largely for point-to-point traffic (e.g., New York to London). Optical fiber cables are not readily usable for point-to-multipoint broadcast applications or for the transmission of ad hoc events that require transportable uplink earth stations. However, optical fiber is being deployed at a rapid pace by several major companies, including Qwest Communications, Global Crossing, Enron Corp. and Level 3 Communications, and as fiber networks are deployed it is possible that the additional bandwidth may be marketed on a point-to-multipoint basis. If this occurs, PanAmSat may face competition from optical fiber companies, especially for Internet and data delivery services. For certain services, particularly point-to-point, optical fiber is less expensive than satellite services. As a result, any competition that PanAmSat faces from optical fiber companies is likely to be based primarily on price and reliability.

NET-36 COMPETITORS

   The market for Internet broadcasting of high-bandwidth content is new, intensely competitive and rapidly evolving. The Company expects that competition will increase and that many of NET-36's competitors may not yet have entered the market. Many of NET-36's competitors and potential competitors may have greater name recognition, longer operating histories, greater financial resources and larger customer bases. Increased and existing competition could result in high barriers to market entry, price reductions, fewer customer orders and the inability to gain market share, any of which would cause the projected operating results of the NET-36 business to suffer.

   NET-36's competitors primarily come from five market segments:

  . Internet content distribution networks that accelerate delivery of web pages, such as Akamai, Enron Communications and Digital Island;

  . Internet webcasting companies that deliver streaming media through terrestrial networks, such as Akamai's InterVu business;

  . Internet software vendors that reduce the cost of delivery of content to users by storing content closer to the end user, such as Inktomi;

  . Internet production and event services companies, such as Broadcast.com and Akamai's Network24 Communications business; and

  . Companies that deliver streaming video and other data through satellite networks, such as iBEAM and Cidera.

   NET-36 competes on price, quality of service and network features. Certain competitors that feature satellite based networks are dependent on the costly transmission capacity of third-party satellite service providers (such as PanAmSat). These competitors pay a fixed charge to utilize a third party's satellite capacity regardless of how much capacity is actually used. By leveraging PanAmSat's existing worldwide satellite network, NET-36 (i) obtains cost savings on the satellite capacity it needs, (ii) has the flexibility to obtain additional capacity as it attracts more customers, and (iii) is able to procure more robust back-up capacity in the event of satellite failures, resulting in less potential down time to its customers. NET-36 believes it can successfully compete with ground based network providers on the quality of the streaming video and audio services it delivers to the end user.

                             GOVERNMENT REGULATION

   As an operator of a privately owned global satellite system, PanAmSat is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which PanAmSat operates; and (iii) the frequency coordination process of the International Telecommunications Union ("ITU").

U.S. REGULATION

   The ownership and operation of PanAmSat's satellite system is regulated by the FCC. PanAmSat is subject to the FCC's jurisdiction primarily for: (i) the licensing of satellites and U.S.-based earth stations in the United States;
(ii) avoidance of interference with other radio stations; and (iii) compliance with FCC rules governing U.S.-licensed satellite systems. Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or to renew existing authorizations. PanAmSat is not regulated as a common carrier and, therefore, is not subject to rate regulation or the obligation not to discriminate among customers, and operates with minimal governmental scrutiny of its business decisions. PanAmSat must pay FCC filing fees in connection with its space station and earth station applications; annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent PanAmSat is deemed to be providing interstate or international telecommunications services, universal service contributions.

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

   PanAmSat has final FCC authorization for sixteen satellites operating in the C-band, the Ku-band, or both bands. PanAmSat has final FCC authorization for one additional satellite, but the authorization does not cover certain design changes that are the subject of a pending modification application. PanAmSat has special temporary authority to operate the satellite as modified on an interim basis. In addition, PanAmSat has a final authorization to operate seven satellites in the Ka-band: (two in the POR, to be located at 149 (degrees) E.L. and 173 (degrees) E.L.; four in the IOR, to be located at 36 (degrees) E.L., 40 (degrees) E.L., 48 (degrees) E.L., and 124.5 (degrees) E.L.; and one in the United States, to be located at l03 (degrees) W.L.). PanAmSat has also requested authority to operate eleven satellites in the broadcast satellite services frequency ("BSS") band. If the Company does not meet certain FCC due diligence requirements or does not place a satellite in service in an orbital slot by a specified deadline, the Company's rights to such orbital slot may be subject to revocation or expiration. For example, in 2000, the FCC revoked two authorizations for the Company to operate in Ka-band slots. PanAmSat has filed an application for review requesting the FCC to reconsider such revocations.

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

   PanAmSat operates additional satellites under interim or special temporary authority. PanAmSat operates PAS-7 at 68.5 (degrees) E.L. pursuant to a grant of special temporary authority. PanAmSat is authorized to operate the Ku-band transponders and only a portion of the C-band transponders on the satellite. Brasilsat Al, a satellite owned by Embratel and operated and leased by PanAmSat, previously provided U.S. domestic service from 79 (degrees) W.L. under an interim authorization that expired on December 31, 1997. PanAmSat has requested, but has not yet received, an extension of this authority. Pursuant to a grant of special temporary authority, the Company has relocated Brasilsat A1 to 144 (degrees) W.L. and it is operating there. The Company also has amended its request for an extension of interim authority to specify the 144 (degrees) W.L. orbital location. PanAmSat also has requested a license modification or special temporary authority to continue operating SBS-6 and Galaxy VI beyond the end of their license terms. PanAmSat operates the HGS-1 satellite at 60 (degrees) W.L. under a grant of special temporary authority from the FCC, and may continue such operations until 30 days before a satellite operating on the same frequencies and serving the same geographic area, and that has filed a valid prior coordination request with the ITU, is launched to within one degree of 60 (degrees) W.L. PanAmSat has requested special temporary authority to relocate PAS-5 to 155.5 (degrees) W.L. and to operate the satellite at that orbital location. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

   PanAmSat has filed applications for additional or replacement satellites in the C-band and/or the Ku-band at 133 (degrees) W.L., 127 (degrees) W.L., 125 (degrees) W.L., 95 (degrees) W.L., 93 (degrees) W.L., 91 (degrees) W.L., 79 (degrees) W.L., and 68.5 (degrees) E.L. In order to grant two of the U.S. additional satellite applications, the FCC would have to assign different orbital locations than those requested by PanAmSat (79 (degrees) W.L. and 93 (degrees) W.L.) because, after PanAmSat's applications were filed, the FCC assigned these orbital locations to other entities. PanAmSat has requested that the 79 (degrees) W.L. application be associated with the 83 (degrees) W.L. orbital location as a C-band only satellite.

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

   Scope of Services Authorized. In 1996, the FCC eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of PanAmSat's satellites may be used, to the extent technically feasible, to provide service in the United States and internationally. Due to a restriction in the FCC's rules, however, the transponders on PAS-9 and Galaxy XI that operate in the 10.7-11.7 GHz and 12.75-13.25 GHz frequency bands may be used solely for international service.

   Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent U.S.-licensed satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

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

REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

   The United States is the licensing jurisdiction for all of PanAmSat's operating satellites. PanAmSat has filed with the Australian Communications Authority for a new satellite that would be operated in the POR.

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

   Many countries, particularly in Latin America, and increasingly in Europe, Africa and Asia, have liberalized their regulations to permit multiple entities to seek licenses to: (i) provide voice, data or video services for their own use or for third-party use; (ii) own and operate private earth station equipment; and (iii) to choose a provider of satellite capacity. This trend should accelerate with the commitments by many World Trade Organization ("WTO") members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In such environments, customer access to PanAmSat's services can be a relatively simple procedure. Other countries, however, have maintained strict monopoly regimes. In these markets, a single entity, often the government-owned posts, telephone and telegraph authorities, may hold a monopoly on the ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from, and within the country, including via satellite, making it more difficult for PanAmSat and other companies to provide services on U.S.-licensed satellites.

   Most countries permit satellite carriers to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity. PanAmSat has obtained such licenses in Argentina, Colombia, Ecuador, Guatemala, Honduras, Pakistan, Paraguay and Peru. Additionally, the Company has sought service-type licenses, in order to provide certain space segment capacity directly to end users. PanAmSat has obtained such licenses in Australia and Japan. PanAmSat does not yet, however, have authorization in Mexico, which effects its ability to use certain portions of its satellite capacity. However, PanAmSat de Mexico (a joint venture between PanAmSat and a Grupo Pegaso affiliate) filed for a concession in Mexico that will permit the joint venture to serve as the reseller of PanAmSat services in Mexico. PanAmSat's satellites also have only limited authorization in Brazil and India that limit the opportunities for use of some capacity in those countries.

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

   All of the registrations for PanAmSat's satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with PanAmSat's registered orbital slots for PAS-2, PAS-4, PAS-7 and PAS-8, and PAS-10. Such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risks of Government Regulation."

EMPLOYEES

   At December 31, 2000, PanAmSat had approximately 805 full-time employees. PanAmSat believes that its relations with its employees are good.

ITEM 2. PROPERTIES

   PanAmSat's executive offices currently are located in Greenwich, Connecticut. PanAmSat leases its executive offices pursuant to a lease that will expire on March 31, 2003. In August 1999, the Company announced its purchase of a new office facility in Stamford, Connecticut to serve as its corporate headquarters. The Company subsequently sold the Stamford office facility and entered into a ten year lease for a facility in Wilton, Connecticut to serve as its corporate headquarters. The Company will move its headquarters to Wilton when renovations at the new facility are complete. The move is expected to occur in 2001.

   PanAmSat currently operates seven teleports and operations control centers in conjunction with its global satellite network. PanAmSat operates its primary teleport in Ellenwood, Georgia and operates regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Napa, California; and Spring Creek, New York. PanAmSat's operations control centers located in Ellenwood and Long Beach provide other services, such as customer service support in addition to teleport operations. PanAmSat owns its teleports in Ellenwood, Georgia; Homestead, Florida; Spring Creek, New York; Napa, California; and Fillmore, California. The Company owns its operations control centers in Ellenwood, Georgia and Long Beach, California and leases offices in Manhattan Beach. PanAmSat leases its teleport in Castle Rock, Colorado.

   PanAmSat also leases office space for its offices in Manhattan Beach, California; Washington, D.C.; Coral Gables, Florida; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Seoul, South Korea; and Hong Kong, China. PanAmSat's leases for its foreign offices have been entered into upon terms that PanAmSat believes to be reasonable and customary.


ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of fiscal 2000, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   PanAmSat Common Stock is listed on the Nasdaq National Market and commenced trading on May 19, 1997 under the symbol "SPOT."

   The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for PanAmSat Common Stock, as reported by the Nasdaq National Market.

      2000                                                     HIGH       LOW
      ----                                                   --------- ---------
      First Quarter......................................... $72 1/8   $41 11/16
      Second Quarter........................................ $50 15/16 $35 5/16
      Third Quarter......................................... $44 1/16  $28 9/16
      Fourth Quarter........................................ $41 9/16  $26 1/16
      1999                                                     HIGH       LOW
      ----                                                   --------- ---------
      First Quarter......................................... $45 7/16  $31 1/8
      Second Quarter........................................ $38 15/16 $26 9/16
      Third Quarter......................................... $42 3/8   $34
      Fourth Quarter........................................ $63 1/4   $35

   As of March 16, 2001, there were approximately 136 holders of record of PanAmSat Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data as of and for the year ended December 31, 1996 has been derived from the audited financial statements of Galaxy, which changed its name to PanAmSat Corporation concurrent with its May 1997 acquisition of PanAmSat International (See Note 1 to the Consolidated Financial Statements). The selected financial data as of December 31, 2000, 1999, 1998 and 1997 and for each year of the four-year periods ended December 31, 2000 has been derived from the audited consolidated financial statements of PanAmSat appearing elsewhere in this Annual Report, and should be read in conjunction with such consolidated financial statements and notes related thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        YEAR ENDED DECEMBER 31,
                             2000       1999       1998      1997(1)      1996
                          ----------  ---------  ---------  ----------  ---------
(DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DA-
 TA:
Total revenues..........  $1,023,570  $ 810,617  $ 767,263  $  629,939  $ 482,770
                          ----------  ---------  ---------  ----------  ---------
Costs and expenses
Cost of outright sales
 and sales-type leases..      85,776        --         --       20,476     52,969
Leaseback expense, net
 of deferred gains......         --      15,391     47,223      61,907     59,927
Depreciation and amorti-
 zation.................     337,450    280,472    234,945     149,592     58,523
Direct operating costs..     149,681    103,973     96,510      61,199     34,794
Selling, general and ad-
 ministrative...........      97,462     72,415     70,251      42,561     34,119
Gain on Galaxy VII in-
 surance claim..........      (3,362)       --         --          --         --
                          ----------  ---------  ---------  ----------  ---------
Operating income........     356,563    338,366    318,334     294,204    242,438
Interest expense,
 net(2).................     128,205    112,002     97,788      30,973      4,903
Other income............         --         --         --         (385)    (2,184)
                          ----------  ---------  ---------  ----------  ---------
Income before taxes, mi-
 nority interest and
 extraordinary item.....     228,358    226,364    220,546     263,616    239,719
Income tax expense......     102,761    104,127     95,940     117,325     89,895
Minority interest.......         --         --         --       12,819        --
Extraordinary item(3)...         --         --         --       20,643        --
                          ----------  ---------  ---------  ----------  ---------
Net income..............  $  125,597  $ 122,237  $ 124,606  $  112,829  $ 149,824
                          ==========  =========  =========  ==========  =========
OTHER FINANCIAL DATA:
EBITDA(4)...............  $  694,013  $ 618,838  $ 553,279  $  444,181  $ 303,145
EBITDA margin(4)........          68%        76%        72%         71%        63%
Net cash provided by op-
 erating activities.....  $  418,713  $ 500,582  $ 628,119  $  201,944  $ 165,851
Net cash used in invest-
 ing activities.........    (394,185)  (560,199)  (636,465) (1,720,440)   (56,735)
Net cash provided by
 (used in) financing
 activities.............     (12,442)      (666)    94,149   1,610,206   (109,122)
Capital expenditures....     449,560    586,910    738,540     622,347    308,735
Total assets............   6,178,351  5,984,709  5,890,497   5,682,434  1,275,516
Total long-term obliga-
 tions..................   3,130,086  3,025,577  3,058,480   3,016,680    394,187
Total stockholders' eq-
 uity...................   2,954,695  2,815,989  2,688,415   2,560,836        --

--------
(1) Results for the year ended December 31, 1997 include financial data for PanAmSat International from May 16, 1997 (the effective date of the Merger). See Note 1 to the Consolidated Financial Statements for a description of the Merger.
(2) Net of capitalized interest of $56.1 million, $60.7 million, $59.9 million, $80.5 million and $14.6 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, and net of interest income of $6.8 million, $3.2 million, $10.4 million and $28.0 million in 2000, 1999, 1998 and 1997, respectively.
(3) Represents loss on early extinguishment of debt, net of tax.
(4) Represents earnings before net interest expense, income tax expense, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of income and cash flows. EBITDA margin is EBITDA divided by revenues and is expressed as a percentage.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      2000       1999     1998
                                                    ---------  -------- --------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
REVENUES
  Operating leases, satellite services and other... $ 780,256  $787,509 $736,624
  Outright sales and sales-type leases.............   243,314    23,108   30,639
                                                    ---------  -------- --------
    Total revenue.................................. 1,023,570   810,617  767,263
                                                    ---------  -------- --------
COSTS AND EXPENSES
  Cost of outright sales and sales-type leases.....    85,776        --       --
  Leaseback expense, net of deferred gains.........        --    15,391   47,223
  Direct operating and SG&A costs..................   247,143   176,388  166,761
  Gain on Galaxy VII insurance claim...............    (3,362)       --       --
  Depreciation and amortization....................   337,450   280,472  234,945
                                                    ---------  -------- --------
    Total..........................................   667,007   472,251  448,929
                                                    ---------  -------- --------
  Income from operations...........................   356,563   338,366  318,334
  Interest expense, net............................   128,205   112,002   97,788
                                                    ---------  -------- --------
  Income before income taxes.......................   228,358   226,364  220,546
  Income tax expense...............................   102,761   104,127   95,940
                                                    ---------  -------- --------
  Net income....................................... $ 125,597  $122,237 $124,606
                                                    =========  ======== ========
  Net income per share--basic and diluted.......... $    0.84  $   0.82 $   0.83
                                                    =========  ======== ========

                             CONSOLIDATED RESULTS

2000 COMPARED TO 1999

   Revenues. Revenues increased $213.0 million, or 26%, to $1,023.6 million for the year ended December 31, 2000 from $810.6 million for the same period in 1999. This increase was primarily due to $219.2 million of additional revenues during 2000 from new outright sales and sales-type leases of satellite transponders for which there were no comparable transactions in 1999. The Company records certain contractual transactions as sales-type leases in accordance with Generally Accepted Accounting Principles ("GAAP"). Most of the revenues from these agreements are recognized at service commencement, whereas revenues from operating lease agreements are recognized monthly over the term of the lease agreement. Video services revenues, excluding new sales-type lease agreements were $541.4 million for the year ended December 31, 2000, a decrease of 7% from the same period in 1999. The decrease was primarily due to customer conversions from operating lease agreements into sales-type lease agreements during the first half of 2000 and the termination of a contract for a DTH platform in India in 1999. Network services (formerly telecommunications services) revenues, excluding new outright sales, were $207.9 million for the year ended December 31, 2000, an increase of 11% from the same period in 1999. The increase was due primarily to growth in data and Internet-related service agreements.

   Revenues from outright sales and sales-type leases increased to $243.3 million for the year ended December 31, 2000, from $23.1 million for the same period in 1999. The increase is attributable to the new outright sales and sales-type lease transactions discussed above. Revenues from operating leases of transponders, satellite services and other decreased $7.3 million, or 1%, to $780.3 million for the year ended December 31, 2000, from $787.5 million for the same period in 1999. The decrease was primarily due to customer conversions from operating lease agreements into sales-type lease agreements during the first half of 2000 and the termination of a contract for a DTH platform in India in 1999.

   Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded $85.8 million of costs of outright sales and sales-type leases of transponders for the year ended December 31, 2000 for which there were no comparable transactions in 1999.

   Leaseback Expense, Net of Deferred Gains. The exercise of all remaining early buy-out opportunities on sale-leaseback agreements was completed in 1999. As a result, the Company recorded no leaseback expense, net of deferred gains, for the year ended December 31, 2000, as compared to $15.4 million for the same period in 1999.

   Direct Operating and Selling, General and Administrative Costs. Direct operating and selling, general and administrative costs increased $70.8 million, or 40%, to $247.1 million for the year ended December 31, 2000, from $176.4 million for the same period in 1999. The increase was primarily due to direct costs associated with the Company's continued fleet expansion, costs associated with its NET-36 initiative, additional staffing to support other growth initiatives and a $6.1 million one-time charge associated with a sale of real estate.

   Depreciation and Amortization. Depreciation and amortization increased $57.0 million, or 20%, to $337.5 million for the year ended December 31, 2000 from $280.5 million for the same period in 1999, due primarily to depreciation expense associated with the addition of four new satellites placed in service in 2000, depreciation expense on transponders acquired through the exercise of sale-leaseback early buy-outs and the acceleration of depreciation on the Galaxy VIII-i satellite, which began in the fourth quarter of 2000.

   Income from Operations. Income from operations increased $18.2 million, or 5%, to $356.6 million for the year ended December 31, 2000 from $338.4 million for the same period in 1999. The increase was primarily due to the gross profit associated with the new outright sales and sales-type lease activity in 2000 offset by increased depreciation expense and direct operating and selling, general and administrative costs.

   Interest Expense, Net. Interest expense, net increased $16.2 million, or 14%, to $128.2 million for the year ended December 31, 2000 from $112.0 million for the same period in 1999. The increase was due primarily to the increase in interest rates associated with the Company's floating rate debt during 2000 partially offset by lower borrowing levels in 2000.

   Income Tax Expense. Income tax expense decreased $1.4 million, or 1%, to $102.8 million for the year ended December 31, 2000 from $104.1 million for the same period in 1999. The Company's effective tax rate was 45% in the year ended December 31, 2000, compared to 46% in the same period in 1999. The decrease was due to increased tax benefits related to the Company's foreign sales corporation.

1999 COMPARED TO 1998

   Revenues. Revenues increased $43.3 million, or 6%, to $810.6 million for the year ended December 31, 1999 from $767.3 million for the same period in 1998. Video services revenues were $580.2 million for the year ended December 31, 1999, an increase of 3% from the same period in 1998. The increase was primarily due to new service agreements on satellites placed in service in 1999, as well as continued growth in special events service revenues as compared to the same period in 1998. Network services revenues were $186.7 million for the year ended December 31, 1999, an increase of 17% from the same period in 1998. The increase was due primarily to the growth in data and Internet-related service agreements.

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

   Income Tax Expense. Income tax expense increased $8.2 million, or 9%, to $104.1 million for the year ended December 31, 1999 from $95.9 million for the same period in 1998. The Company's effective tax rate was 46% in 1999 compared to 44% in 1998. The increase resulted from a reduction in foreign sales corporation tax benefits in 1999.

SATELLITE DEPLOYMENT PLAN AND PLANNED SATELLITES

 Satellite Deployment Plan

   PanAmSat's satellite deployment plan is intended to enable the Company to provide back-up and replacement capacity as well as expanded satellite services on an expedited basis in the United States and worldwide. PanAmSat launched five satellites since December 1999, Galaxy XI, Galaxy XR, Galaxy IVR, PAS-9 and PAS-1R, on December 21, 1999, January 24, 2000, April 18, 2000, July 28, 2000 and November 15, 2000, respectively. PanAmSat also retired two satellites, SBS-5 and SBS-4, and experienced the failure of Galaxy VII during 2000. PanAmSat expects to launch four additional satellites by early 2003, consisting of Galaxy III-C (which will replace Galaxy IIIR) for the NAR and the AOR, Galaxy VIII-iR (which will replace Galaxy VIII-i) for the AOR, PAS 10 for the IOR and a new satellite for the NAR (yet to be named). This will result in a planned total fleet of 23 satellites, including multiple satellites in each ocean region worldwide and one in-orbit spare satellite (Galaxy VI) for the United States. The Company also has options to procure three additional satellites.

 Planned Satellites

   PAS-10. This satellite will be a Boeing 601 HP spacecraft. It is scheduled for launch in the second quarter of 2001 on a Proton launch vehicle and is expected to occupy an orbital position in the IOR at 68.5 (degrees) E.L. Some of the Company's key customers on PAS-4 have contracted to migrate to PAS-10 upon its deployment.

   Galaxy III-C. This satellite will be a Boeing 702 spacecraft, designed to cover the United States and Latin America. It is scheduled to be launched in the third quarter of 2001 and it is expected to occupy an orbital position located at 95 (degrees) W.L.

   Galaxy VIII-iR. This satellite will be a Boeing 601 HP spacecraft designed to cover Latin America and serve as an on-ground spare as back-up for the launch of Galaxy IIIC, and then a replacement for Galaxy VIII-i. It is scheduled to be launched in the third quarter of 2002 and it is expected to occupy an orbital position located at 95 (degrees) W.L. The Company has entered into a contract with an affiliate of DIRECTV Latin America (which is an affiliate of the Company) for the lease of capacity on Galaxy VIII-iR, but such contract may be terminated by the customer following the successful launch of Galaxy III-C. If the lease were terminated, the Company would either modify Galaxy VIII-iR for another use or terminate its contract with Boeing for the construction of Galaxy VIII-iR. The Company would also postpone or terminate the launch service contracted for Galaxy VIII-iR. In such event, the customer would be obligated to pay the Company over time for all of the Company's contractual liabilities to Boeing and the launch services provider for such modification, postponement and/or termination.

   New NAR Satellite. This C-Band satellite, to be named in the future, will be constructed by Orbital Sciences Corporation and designed to cover the United States. It is scheduled to be launched in late 2002 or early 2003 and is expected to occupy an orbital position located at 74 (degrees) W.L., co-located with the Company's SBS-6 satellite.

   As a result of the Company's planned launches, the Company currently intends to relocate a number of its satellites.

  . Galaxy III-C is expected to be deployed at 95 (degrees) W.L., Galaxy IIIR's current location, to provide services to the United States and Latin America. Upon this deployment, Galaxy IIIR will be moved for service at a new orbital location to be determined.

  . PAS-10 is expected to be deployed at 68.5 (degrees) E.L., PAS-4's current location. Upon this deployment, PAS-4 will be moved for service at a new orbital location to be determined.

  . Galaxy VIII-iR is expected to be deployed at 95 (degrees) W.L., Galaxy VIII-i's current location. Upon this deployment, Galaxy VIII-i will be retired.

   The implementation of the satellite deployment plan is subject to regulatory approval by the FCC. The Company expects that after the launch of the satellites as described above, the revenues attributable to the PAS-4 satellite will be at reduced levels compared to most of the Company's other satellites. The Company has not yet determined whether revenue will be adversely affected on Galaxy IIIR after the completion of the satellite deployment plan. No assurance can be given that commercially suitable orbital locations will be obtained for all of these satellites. Successful implementation of the satellite deployment plan is subject to risks attendant to the Company's business and the requirement of additional capital. See "Liquidity and Capital Resources and Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

   In connection with the Merger, the Company obtained a term loan in the amount of $1.725 billion (the "Hughes Term Loan") from Hughes Electronics. The Hughes Term Loan matures in June 2003, and bears interest at a rate equal to that of the Revolving Credit Facility (as defined below). Pursuant to the Hughes Term Loan, quarterly principal payments of $50 million are required under certain circumstances depending upon the level of cash flow from operations and the Company's credit ratings. As of March 13, 2001, the Company was not required to make any principal payments on the Hughes Term Loan as a result of its credit rating. Hughes Electronics has the right to request that the Company use its best efforts to replace the Hughes Term Loan with another credit facility on terms that may then be available to the Company. As of March 13, 2001, Hughes Electronics had not requested the Company to replace the borrowings.

   In addition to the Hughes Term Loan, as of December 31, 2000, the Company also had long-term indebtedness of $796.5 million comprised primarily of $750 million of Notes (as defined below) and $46.5 million of notes assumed in connection with the exercise of an early buy-out opportunity under a sale-leaseback transaction (as described below).

   On January 16, 1998, PanAmSat completed a private placement pursuant to Rule 144A under the Securities Act of 1933 for $750 million aggregate principal amount of debt securities (the "Offering"). The net proceeds from the Offering were used to repay bank loans incurred partially to finance a tender offer for certain debt securities of PanAmSat's subsidiaries, as well as for general corporate purposes. In August 1998, the Company converted the private securities to public debt (the "Notes") by means of a registered exchange offer. The Notes bear interest at various rates ranging from 6.0% to 6.785% and have five, seven, ten and 30 year maturity dates.

   The Company is party to a Credit Agreement dated December 24, 1997, (the "Credit Agreement") with certain lenders and Citicorp USA, Inc. as administrative agent. The Credit Agreement provides the Company with loans of up to $500 million under a five-year revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate based upon either a defined Base Rate, or LIBOR plus applicable margins that are based on the Company's credit rating. The interest margins include a component that is a facility fee, which ranges from 0.35% to 0.75% depending on the rating level.

   On July 27, 1998, the Company initiated a $500 million commercial paper program (the "Commercial Paper Program"). Borrowings under the Revolving Credit Facility and the Commercial Paper Program are limited to $500 million in the aggregate and are expected to be used to fund the Company's satellite construction program. There are currently no borrowings outstanding under the Commercial Paper Program or the Revolving Credit Facility.

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

   In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites. The claim on the PAS-8 satellite was for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 was for a constructive total loss of the satellite because the Company had ceased using all of the Ku-band capacity of the satellite on a full-time basis, which represents more than 50% of the satellite's communications capacity. In August 1999, the Company filed an insurance claim on its Galaxy VIII-i satellite for a partial loss primarily resulting from battery cell failures. In September 1999, the Company met with its insurance carriers and agreed to settle all of the claims for net cash to PanAmSat of approximately $304 million. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss has been recognized as a result of these settlements.

   In the third quarter of 2000, the Galaxy VIII-i satellite experienced difficulties with its xenon ion propulsion system ("XIPS"), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and position relative to earth. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft is expected to reach its end-of-life in late 2002. PanAmSat accelerated depreciation of the spacecraft to reflect its revised operational life, resulting in an increase in its depreciation expense beginning in the fourth quarter of 2000 of approximately $15.0 million per quarter.

   In December 2000, the Company filed an insurance claim related to the failure of its Galaxy VII satellite, which ceased transmissions on November 22, 2000 due to the failure of an onboard system responsible for controlling the spacecraft and maintaining its position relative to earth. The insurance settlement in the amount of $132.4 million was recognized as an offset to the carrying value of the satellite and resulted in a $3.4 million gain from proceeds in excess of the carrying value.

   The Company had options under sale-leaseback arrangements to repurchase the transponders on Galaxy VII and Galaxy IIIR prior to the end of their respective lease terms. In January 1999, the Company repurchased 12 C-band and 10 Ku-band transponders on Galaxy VII for approximately $141.3 million, including a make-whole premium of $2.7 million. The Company repurchased the remaining transponders on Galaxy VII and the Ku-band transponders on Galaxy IIIR in July 1999 for a total cost of approximately $103.5 million in cash, plus the assumption of $124.1 million of floating rate debt secured by the Galaxy IIIR Ku-band transponders. The notes bear interest at LIBOR plus 0.25% and mature on January 2, 2002. As of March 13, 2001, the outstanding principal balance of these notes was $46.5 million. As of December 31, 2000, other than indemnity obligations, the Company no longer had any obligations under sale-leaseback agreements.

   The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites, debt service costs and potential acquisitions. The Company has satellites under various stages of development and intends to deploy NET-36 for which it has budgeted capital expenditures. According to the Company's capital plan, PanAmSat currently expects to spend approximately $1.1 billion to construct, insure and launch satellites, and plans to invest between $200 million and $220 million in capital and operating expenses over the next two years to deploy NET-36. The largest portion of PanAmSat's investment in NET-36 will be used to deploy PanAmSat-owned antennas and servers at ISPs, cable headends and DSL provider sites.

   Assuming satellites in development are successfully launched, services on the satellites commence on the schedule currently contemplated and NET-36 is deployed as and when expected, PanAmSat believes that amounts available under its $500 million Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development for the next twelve months and for the deployment of NET-36 for the next twenty-four months. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites and costs to deploy NET-36 will be correct, or that amounts available under the Revolving Credit Facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfall in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, (v) NET-36 technical integration problems, (vi) additional costs associated with NET-36 strategic relationships or (vii) other unanticipated expenses. In addition, if the

Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, it may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

   Net cash provided by operating activities decreased to $418.7 million in 2000, from $500.6 million in 1999 and $628.1 million in 1998. The decrease in 2000 was primarily attributable to an increase in the gross profit earned on sales and sales-type leases during 2000 and lower margins associated with operating leases compared to 1999. The decrease in 1999 was primarily attributable to proceeds from insurance claims received during 1998 related to operating assets.

   Net cash used in investing activities decreased to $394.2 million in 2000, from $560.2 million in 1999 and $636.5 million in 1998. The decrease in 2000 was primarily due to lower capital expenditures compared to 1999 and the absence of early buy outs of sale-leasebacks during 2000, offset by lower proceeds from insurance. The 1999 decrease was primarily attributable to reduced capital expenditures.

   Net cash used in financing activities was $12.4 million in 2000, compared to net cash used in financing activities of $0.7 million in 1999 and net cash provided by financing activities of $94.1 million in 1998. The decrease in 2000 and 1999 was primarily due to lower net borrowings associated with the Company's satellites under construction.

ACCOUNTING CHANGES

   Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

   PanAmSat's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and certain of its financial instruments are subject to changes in fair value as a result of changes in interest rates. PanAmSat manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. PanAmSat's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. PanAmSat does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

   As of December 31, 2000 and December 31, 1999, long-term debt consisted of fixed-rate borrowings of $750 million, $1.725 billion of floating rate Merger related borrowings due to Hughes and various other fixed and floating rate borrowings. PanAmSat is subject to fluctuating interest rates on its floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at December 31, 2000 and 1999 would be a reduction in cash flows of approximately $12.7 million and $12.0 million, respectively, and a reduction in net income of approximately $7.0 million and $7.2 million, in each year.

   Fluctuations in interest rates may also affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At December 31, 2000 and 1999, outstanding borrowings bore interest at rates ranging from 6.00% to 6.875% and sales type lease receivables bore interest between 8.00% and 12.00%. The potential fair value change resulting from a hypothetical 10% fluctuation in interest rates related to PanAmSat's outstanding debt and sales-type receivable balances would be approximately $29.8 million and $8.1 million as of December 31, 2000 and $37.1 million and $4.1 million as of December 31, 1999, respectively.

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

RISK FACTORS

   Risk of Launch Failure. Satellites are subject to certain risks related to delayed and failed launches. Of the 34 satellite launches by PanAmSat or its predecessors since 1983, the Company has experienced four launch failures. For example, in 1998 the Company's Galaxy X satellite was destroyed during the inaugural launch of the Boeing Delta III rocket which exploded shortly after liftoff. In addition, certain launch vehicles scheduled to be used by PanAmSat have unproven track records and are susceptible to certain risks associated with new launch vehicles. For example, on October 27, 1999, a Proton launch vehicle (that did not carry any of the Company's satellites) suffered a launch failure. The Company expects to use a Proton launch vehicle to launch PAS-10 in the second quarter of 2001. The Sea Launch is a launcher that is scheduled to be used by PanAmSat to launch a satellite in the third quarter of 2001. Although successful demonstration launches on the Sea Launch were completed in March 1999 and a successful commercial launch was conducted in October 1999, a commercial satellite launched from Sea Launch by a British communications company failed in March 2000 just after liftoff. Sea Launch then successfully launched PanAmSat's PAS-9 satellite in July 2000 and the Thuraya-1 satellite for the Thuraya Satellite Telecommunications Company in October 2000. Sea Launch is scheduled to launch two additional satellites and then PanAmSat's Galaxy IIIC satellite in the third quarter of 2001. Although PanAmSat's insurance coverage for these potential losses is sufficient to substantially recover the Company's investment, the Company does not obtain insurance to recover lost revenues or business opportunities. In addition, the design, construction and delivery of a replacement satellite could take up to 24 months.

   Risk of Construction and Launch Delays. The Company has in the past experienced delays in satellite construction and launch which have had an adverse effect on revenues. Future delays may have the same effect. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and obtain other launch opportunities. Further, a significant delay in the delivery of any satellite would adversely affect the Company's marketing plan for the satellite. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Finally, any significant delay in the commencement of service of any of PanAmSat's satellites could enable customers who pre-purchased or agreed to lease capacity of the satellites to terminate their contracts. The failure to implement PanAmSat's satellite deployment plan on schedule could have a material adverse effect on the Company's business, financial condition and results of operations.

   Risk Of In-Orbit Failure Or Reduced Performance. Satellites are also subject to risks after they have been properly deployed and put into operation. If any of these risks occur, the Company's business, financial condition and results of operations could be materially adversely affected. These risks include, but are not limited to:

  .  Manufacturing Errors
    Following the launch of the Company's PAS-8 satellite, an error of the satellite's manufacturer was discovered that affected the geographical coverage or flexibility of all of the Ku-band transponders on the satellite. The C-band beams have not been affected by the error.

  . New Technology
    The likelihood of in-orbit failure or performance reduction may be heightened by PanAmSat's use of new technology on certain of its satellites. Galaxy XI, PAS-1R and Galaxy III-C are Boeing 702 model spacecraft. Prior to Galaxy XI, the Boeing 702 model had no track record and may be susceptible to certain risks related to its new technology. There can be no assurance that PanAmSat's use of the Boeing 702 model spacecraft will continue to be successful.

  . Circuit Failures
    PAS-6 experienced several circuit failures in its solar arrays and may experience additional failures in the future. Circuit failures require the Company to forego the use of some transponders initially and to turn off additional transponders in later years. No assurance can be given that additional circuit failures will not occur.

  . Spacecraft Control Processor Failures
    Three of the Company's satellites, Galaxy IV, Galaxy VII and PAS-4, experienced an anomaly in their on-board spacecraft control processors ("SCPs"), which are believed to have resulted from electrical short circuits involving tin-plated relay switches. Each satellite contains a primary SCP and a back-up SCP. Galaxy IV was declared a total loss in May 1998 after both of its SCPs failed and on November 24, 2000, the Company announced the failure of the second SCP on Galaxy VII resulting in the loss of the satellite. PAS-4 is operating on its back-up SCP system after its primary SCP failed and is scheduled to be replaced by PAS-10, which is expected to be launched in the second quarter of 2001. Of the 14 satellites owned by PanAmSat that were constructed by Boeing, three other satellites are the same model spacecraft as the affected satellites (PAS 2, PAS 3 and Galaxy IIIR). Both SCPs are functioning properly on these three spacecraft. No assurance can be given that similar or additional SCP failures will not occur.

  . Battery Cell Failures
    PAS-5 and Galaxy VIII-i have experienced battery cell failures. In 1999, insurance claims were filed for PAS-5 and Galaxy VIII-i. PAS-5 was declared a total loss and insurance proceeds were recovered. Galaxy VIII-i was declared a partial loss and insurance proceeds were recovered. The battery's sole purpose is to power the payload and spacecraft operations during the daily eclipse periods, having a duration of one minute to a maximum of 75 minutes per day, which occur during two 40-day periods around each of March 21 and September 21. The manufacturer of the satellites, Boeing, conducted an extensive analysis of the battery data and concluded that the nature of the battery problem is such that slow degradation of the battery cells may occur during normal battery management procedures. PanAmSat has adopted a battery management strategy during eclipse seasons intended to manage any future problems with battery cells. There can be no assurance that additional battery cell failures will not occur in future eclipse seasons.

  . Propulsion System Failures
    The Galaxy VIII-i satellite has experienced difficulties with its xenon ion propulsion system, an electronic propulsion system that is used to maintain the spacecraft's proper orbit and attitude. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft is expected to reach its end-of-life in late 2002 (ten years earlier than originally forecast). The Company's ongoing satellite deployment plan is expected to provide for continuous service for the Galaxy VIII-i customer with the scheduled launch of the Galaxy IIIC satellite into the same orbital location as Galaxy VIII-i during the third quarter of 2001 and the construction of Galaxy VIII-iR. PanAmSat operates five other Boeing 601 HP spacecraft and two Boeing 702 spacecraft that use XIPS. By the end of 2001, PanAmSat plans to launch one additional Boeing 601 HP spacecraft and one additional Boeing 702 spacecraft, each of which uses XIPS. The Boeing 702's use a different XIPS system. Based on the information furnished to the Company by Boeing, the manufacturer of the XIPS-equipped satellite, and PanAmSat's experience with XIPS, PanAmSat believes this difficulty on Galaxy

    VIII-i is an incident that will not affect the performance of XIPS on its other spacecraft. There can be no assurance that similar XIPS failures or failures of other propulsion systems on the Company's satellites will not occur in the future.

   Risks Relating To The Continued Growth In The Use Of The Internet. To support the Company's anticipated growth resulting from Internet and video and audio transmissions using formats compatible with the Internet, the Internet's recent and rapid growth must continue and the demand for Internet-based services must continue to grow. This growth cannot be assured. The Internet may not continue to grow or prove to be a viable commercial marketplace for a number of reasons, such as:

  .  lack of acceptable security technologies;

  .  lack of easy access and use by customers;

  . lack of commercial viability of e-commerce and other Internet applications or businesses;

  .  congested traffic;

  .  inconsistent quality of service;

  .  lack of cost-effective, high-speed service;

  .  inadequate development of the necessary infrastructure;

  .  excessive governmental regulation; and

  .  uncertainty regarding intellectual property ownership.

   Risks Relating To Changes In Technology. Technological changes in the telecommunications industry could undermine the Company's competitive position or make the Company's satellite systems obsolete. The telecommunications industry continues to experience substantial technological innovations. PanAmSat believes that there are many telecommunications companies that are seeking ways to improve the ability of existing non-satellite infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of non-satellite capacity, particularly with respect to the existing fiber optic cable infrastructure, may cause the Company's telecommunications services customers to shift their transmissions to non-satellite capacity or make it more difficult for the Company to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. Particular technological developments that could adversely affect the Company include:

  . the development by competitors of new satellites with greater power, greater capabilities or more transponders, which would create more satellite capacity at lower costs; and

  . continuing improvements in fiber optic cable technology and the continuing establishment of widespread fiber optic cable infrastructures, which would lead to more non-satellite capacity at lower costs.

   Risks of Government Regulation. PanAmSat is subject to the regulatory authority of the U.S. government, primarily the Federal Communications Commission, and the national communications authorities of the countries in which it operates. If PanAmSat does not obtain all requisite regulatory approvals for the construction, launch and operation of any of PanAmSat's future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on PanAmSat, PanAmSat's business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that PanAmSat will succeed in coordinating any or all of its future satellites internationally. The risks of government regulation include:

  . Some Orbital Slot Designations May Change or Expire
    Following the failure of Galaxy IV, the FCC granted the Company special temporary authority to relocate Galaxy VI from 74 (degrees) W.L. to 99 (degrees) W.L. to provide replacement C-band capacity. In addition, the Company has received special temporary authority to relocate Brasilsat A1 from 79 (degrees) W.L. to 144 (degrees) W.L. and to operate Brasilsat A1 at the new orbital location. No assurance can be given that the Company's orbital slots granted under temporary authority will be renewed in the future. The FCC also reserves the right to require satellites to be re-located to a different orbital location if it determines that re-location is in the public interest. In addition, if the Company does not meet certain FCC due diligence requirements or does not place a satellite in service in an orbital slot by a specified deadline, the Company's rights to such orbital slot may be subject to revocation or expiration. For example, in 2000, the FCC revoked two authorizations for the Company to operate in Ka-band slots. PanAmSat has filed an application for review requesting the FCC to reconsider such revocations.

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

  .  The U.S. Government May Limit the Use of Non-U.S. Launch Providers

     All of PanAmSat's planned launches are currently scheduled to occur on launch providers that are wholly or partly foreign-owned. While the U.S. Government has recently removed quota limitations on the launch of U.S.- manufactured satellites on Russian launch vehicles (including the Proton, on which PAS-10 is scheduled to be launched), there can be no assurance that the United States will not place new limitations on the use of non-U.S. launch providers. In addition, technical discussions between U.S. satellite manufacturers and foreign launch providers are subject to U.S. export restrictions. The imposition of any new limitations or restrictions could result in launch delays or increased launch costs for PanAmSat.

  .  Use and Coverage Areas of Satellite Frequencies are Regulated

     Certain of the Ku-band downlink beams on PAS-8 include coverage, at very low power levels, of the West Coast of the United States and of Hawaii. Because the Ku-band frequencies on these beams are allocated in the United States to the broadcast satellite services frequency band ("BSS"), PanAmSat's coverage of the United States is on a "non-conforming use" basis, requiring that PanAmSat not interfere with, and accept interference from, any authorized users in the United States. If PanAmSat's efforts to resolve issues relating to this non-conforming use status are not successful, PanAmSat may not be able to operate these satellite frequencies as intended.

  . Some Satellite Frequencies Must be Coordinated Individually with the Government

     Certain of the frequencies that are intended to be used to uplink to PAS-1R, PAS-7, PAS-6, PAS-6B, Galaxy XI, Galaxy VIII-i and Galaxy III-C must be coordinated with the U.S. government on an earth-station-by-earth-station basis to ensure that harmful interference to government operations is minimized. Although PanAmSat has undertaken such coordination and believes that it will either be able to coordinate successfully with federal government users or to institute operational solutions that will mitigate the problem, its failure to do so may make it impossible to operate these satellites as planned.

   PanAmSat's successful deployment of its satellites depends upon the Company's ability to obtain regulatory authorization to operate its satellites at certain locations. If PanAmSat does not obtain all of the authorizations necessary to complete its satellite deployment plan on schedule, its business prospects could be materially adversely affected.

   Risks of Doing Business Internationally. PanAmSat, its customers or companies with which PanAmSat does business must have authority from each country in which PanAmSat provides services or its customers use its satellites. The failure to obtain the authorizations necessary to operate its satellites internationally could have a material adverse effect on PanAmSat's business. The risks of doing business internationally include:

  . New or Changes in Law or Policies
    The Company could be adversely affected by new laws, regulations, policies or changes in the interpretation or application of existing laws, regulations or policies that modify the present regulatory environment. For instance, the governments of China, India and Pakistan have notified the Company that they separately intend to impose withholding tax on payments to the Company for providing satellite services to China, India and Pakistan, respectively. The Company believes that the payments are exempt from Chinese, Indian and Pakistani taxation under the United States-China Income Tax Treaty, the United States-India Income Tax Treaty and the United States-Pakistan Income Tax Treaty, respectively, and, therefore, has taken measures to contest the imposition of such withholding taxes. Even if the withholding taxes were imposed and upheld, the Company believes its customers would be contractually responsible for the payment of such taxes and the Company would be entitled to full payment, without deduction for any such taxes. There can be no assurance that the Company will be successful in its efforts to contest the imposition of such taxes by the Governments of China, India and Pakistan. If other governments decide to adopt similar policies, the operations and business of the Company could be materially adversely affected.

  . Local Non-U.S. Regulatory Schemes
    PanAmSat believes that it presently holds the requisite licenses and approvals for the countries in which it currently operates, although PanAmSat does not have all requisite licenses in certain countries in which it wishes to operate. The regulatory schemes in each country, however, are different. As a result, there may be non-U.S. governmental regulations of which PanAmSat is not aware. Further, portions of PanAmSat's present and future satellites are designed to provide service to countries in which regulatory impediments exist. There can be no assurance that any current regulatory approvals held by PanAmSat are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which the Company wishes to operate its new satellites or that applicable restrictions in those jurisdictions will not be unduly burdensome. In addition, the Company has limited authorization from the Russian Federation for PAS-7 to operate its C-band transponders.

   Risk Of Uninsured Loss. Although the Company obtains launch insurance policies designed to cover the cost to construct, launch and insure replacement satellites, there is a risk that certain losses may not be covered by the Company's policies. Typically, PanAmSat's launch policies are effective for a period ranging between three and five years from the date of a satellite launch. During that time, if a covered malfunction occurs, but no loss is incurred until after the expiration of the policy, the launch insurance policy will not cover the loss, and a subsequent in-orbit policy obtained may either exclude losses related to the known event or impose deductibles that exceed the loss associated with the event. In addition, PanAmSat does not generally obtain insurance to cover the risk of revenues lost as a result of satellite malfunctions.

   There is a risk that certain losses relating to the in-orbit failure of the Company's satellites may not be covered by the Company's in-orbit insurance policies. PanAmSat generally obtains in-orbit insurance policies in an initial amount approximately equal to the unamortized construction, launch and insurance costs of its satellites. Coverage under such in-orbit policies typically commences upon the expiration of the applicable launch insurance policy and runs for various periods ranging from one to three years thereafter. During that time, if a covered malfunction occurs, but no loss is incurred until after the expiration of the policy, the in-orbit insurance policy will not cover the loss, and a subsequent renewal policy obtained may either exclude losses related to the known event or impose deductibles that exceed the loss associated with the event. In addition, PanAmSat does not generally obtain in-orbit insurance to cover the risk of revenues lost as a result of satellite malfunctions.

   As of December 31, 2000, PanAmSat's satellites had a net book value of approximately $3.1 billion (including certain sales-type lease receivables and warranty liabilities related to transponders sold outright). The book value of the satellites that were either self-insured or had some health exclusion at that time was approximately $290 million. Under the terms of its new master in-orbit policy, which commenced December 1, 2000, several satellites that have existing technical anomalies will have certain coverage exclusions when they attach to the master policy in May 2001 (they are currently covered without exclusions under existing in-orbit policies). When these satellites attach to the new policy, the book value of satellites that will have certain exclusions related to their coverage will be approximately $510 million. Additionally, at that time, the book value of the self-insured satellites will be approximately $220 million. The primary subject of the exclusion is the satellite control processor on the four satellites in this category. One of them (PAS-4) is operating on its backup SCP as a result of the failure of the primary SCP in November 1998. This satellite is scheduled to be replaced by PAS 10, which is scheduled for launch in the second quarter of 2001. The other three satellites with SCP exclusions (PAS-2, PAS-3R, and Galaxy IIIR) have both SCPs functioning properly today. The loss of any of these satellites without insurance coverage could have a material adverse effect on the financial condition of the Company.

   Risks Associated With NET-36. NET-36 will rely on PanAmSat's existing and future satellite network. NET-36 will utilize PanAmSat's satellites, and will be subject to all of the risks described above. Furthermore, PanAmSat has allocated up to 24 Ku-band transponders for use by NET-36. The availability of these transponders assumes that PanAmSat's existing satellites do not suffer any material in-orbit failures and that future launches are timely and successful. Any delays or failures of PanAmSat satellites could adversely affect the availability of satellite coverage for NET-36.

   NET-36 will be deployed in complex environments and is dependent on integrating various new and existing technologies into a seamless network. As a result, during its initial commercial deployment, the network may suffer technical problems due to integrating the various technologies. If these technical problems occur, the deployment of NET-36 services could be delayed and the Company may incur additional expenses and may not achieve anticipated revenues.

   The successful deployment of NET-36 depends on PanAmSat's ability to establish relationships with third parties for the use and ownership of technology and the right to deploy equipment at ISPs and other locations. The Company will need to deploy its servers in the facilities of ISPs and others, including cable headends and DSL points-of-presence. PanAmSat has entered into and must continue to enter into relationships with other technology providers in order to successfully roll-out NET-36. There can be no assurance that PanAmSat will be able to enter into additional relationships with technology providers or ISPs on commercially reasonable terms, or at all, or that these relationships will allow PanAmSat to achieve its intended objectives.

   The success of NET-36 is dependent upon the growth of available, last-mile broadband capacity for Internet end-users, such as DSL, cable television, fiber optic cable and fixed wireless systems and its use by Internet end-users. No assurance can be given that this growth will occur or that Internet end-users will purchase the broadband capacity consistent with PanAmSat's expectations.

   The success of NET-36 also depends on market acceptance of the services that PanAmSat intends to offer over its network. NET-36 is still in its infancy and has yet to attain revenue-producing customers. The market for its services is new and unproven and its services may not achieve widespread market acceptance. PanAmSat believes that new and existing Internet content providers, such as data and video customers of PanAmSat, and Internet end-users will purchase the services offered by NET-36. There can be no assurance, however, that such content providers or Internet end-users will purchase the services offered by NET-36 in the quantity or on the terms that PanAmSat expects. In addition, new and existing content providers and Internet end-users may require features and capabilities that NET-36 does not have. To achieve market acceptance of NET-36, PanAmSat must effectively anticipate and adapt to the requirements and demands of content providers and Internet end-users. Failure of PanAmSat to meet these demands may result in delays, additional expense and the failure to achieve anticipated revenues.

   The market for Internet broadcasting of high-bandwidth content is new, intensely competitive and rapidly evolving. The Company expects that competition will increase and that many of NET-36's competitors may not yet have entered the market. Many of NET-36's competitors and potential competitors may have greater name recognition, longer operating histories, greater financial resources and larger customer bases. Increased and existing competition could result in high barriers to market entry, price reductions, fewer customer orders and the inability to gain market share, any of which would cause the projected operating results of the NET-36 business to suffer.

   Risks of Inadequate Access To Capital For Growth. PanAmSat may not be able to raise adequate capital to complete some or all of its business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Industry participants often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology.

   PanAmSat expects the global satellite-based communications services market to continue to grow due to the high demand for communications infrastructure and the opportunities created by industry deregulation. Many of PanAmSat's competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. PanAmSat's satellite deployment plan as well as its NET-36 business will require substantial investments of capital over the next several years. There can be no assurance that the Company will be able to satisfy its capital requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risks."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   42
Consolidated Statements of Income for Each of the Three Years Ended Decem-
 ber 31, 2000.............................................................   43
Consolidated Balance Sheets--December 31, 2000 and 1999...................   44
Consolidated Statements of Changes in Stockholders' Equity for Each of the
 Three Years Ended December 31, 2000......................................   46
Consolidated Statements of Cash Flows for Each of the Three Years Ended
 December 31, 2000........................................................   47
Notes to Consolidated Financial Statements................................   48

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of PanAmSat Corporation

   We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Stamford, Connecticut
January 11, 2001

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      2000       1999     1998
                                                    ---------  -------- --------
REVENUES:
  Operating leases, satellite services and other... $ 780,256  $787,509 $736,624
  Outright sales and sales-type leases.............   243,314    23,108   30,639
                                                    ---------  -------- --------
    Total revenues................................. 1,023,570   810,617  767,263
                                                    ---------  -------- --------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases.....    85,776       --       --
  Leaseback expense, net of deferred gains.........       --     15,391   47,223
  Depreciation and amortization....................   337,450   280,472  234,945
  Direct operating costs...........................   149,681   103,973   96,510
  Selling, general and administrative expenses.....    97,462    72,415   70,251
  Gain on Galaxy VII insurance claim...............    (3,362)      --       --
                                                    ---------  -------- --------
    Total operating costs and expenses.............   667,007   472,251  448,929
                                                    ---------  -------- --------
INCOME FROM OPERATIONS.............................   356,563   338,366  318,334
INTEREST EXPENSE--Net..............................   128,205   112,002   97,788
                                                    ---------  -------- --------
INCOME BEFORE INCOME TAXES.........................   228,358   226,364  220,546
INCOME TAXES.......................................   102,761   104,127   95,940
                                                    ---------  -------- --------
NET INCOME......................................... $ 125,597  $122,237 $124,606
                                                    =========  ======== ========
EARNINGS PER COMMON SHARE--Basic and diluted....... $    0.84  $   0.82 $   0.83
                                                    =========  ======== ========
Weighted average common shares outstanding.........   149,494   149,586  149,564
                                                    =========  ======== ========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                             2000       1999
                                                          ---------- ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $  129,345 $  117,259
  Accounts receivable--net...............................     52,912     41,941
  Net investment in sales--type leases...................     24,959     21,814
  Prepaid expenses and other (principally prepaid insur-
   ance).................................................     30,360     26,808
  Deferred income taxes..................................      3,220     17,353
  Insurance claim receivable.............................    132,435     33,359
                                                          ---------- ----------
    Total current assets.................................    373,231    258,534
                                                          ---------- ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Net.........  3,156,944  3,140,014
NET INVESTMENT IN SALES--TYPE LEASES.....................    221,039    146,147
GOODWILL--Net of amortization............................  2,303,619  2,368,579
DEFERRED CHARGES.........................................    123,518     71,435
                                                          ---------- ----------
TOTAL ASSETS............................................. $6,178,351 $5,984,709
                                                          ========== ==========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2000       1999
                                                          ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities............... $   79,518 $  122,094
  Deferred revenues......................................     14,052     21,049
                                                          ---------- ----------
    Total current liabilities............................     93,570    143,143
                                                          ---------- ----------
DUE TO AFFILIATES (principally merger related indebted-
 ness)...................................................  1,725,000  1,797,163
LONG-TERM DEBT...........................................    796,542    817,814
DEFERRED INCOME TAXES....................................    365,982    306,922
DEFERRED CREDITS AND OTHER (principally customer depos-
 its, deferred revenue and incentive payments)...........    242,562    103,678
                                                          ---------- ----------
TOTAL LIABILITIES........................................  3,223,656  3,168,720
                                                          ---------- ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--400,000,000 shares au-
   thorized; 149,675,117 and 149,351,786 outstanding at
   December 31, 2000 and 1999, respectively..............      1,497      1,493
  Additional paid-in-capital.............................  2,522,757  2,509,652
  Retained earnings......................................    430,441    304,844
                                                          ---------- ----------
    Total stockholders' equity...........................  2,954,695  2,815,989
                                                          ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $6,178,351 $5,984,709
                                                          ========== ==========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK
                                              PAR VALUE      ADDITIONAL
                                          ------------------  PAID-IN   RETAINED
                                            SHARES    AMOUNT  CAPITAL   EARNINGS
                                          ----------- ------ ---------- --------
BALANCE, JANUARY 1, 1998................. 149,135,654 $1,491 $2,501,344 $ 58,001
Additional issuance of common stock......      95,467      1      2,972      --
Net income...............................         --     --         --   124,606
                                          ----------- ------ ---------- --------
BALANCE, DECEMBER 31, 1998............... 149,231,121  1,492  2,504,316  182,607
                                          ----------- ------ ---------- --------
Additional issuance of common stock......     120,665      1      5,336      --
Net income...............................         --     --         --   122,237
                                          ----------- ------ ---------- --------
BALANCE, DECEMBER 31, 1999............... 149,351,786  1,493  2,509,652  304,844
                                          ----------- ------ ---------- --------
Additional issuance of common stock......     323,331      4     13,105      --
Net income...............................         --     --         --   125,597
                                          ----------- ------ ---------- --------
BALANCE, DECEMBER 31, 2000............... 149,675,117 $1,497 $2,522,757 $430,441
                                          =========== ====== ========== ========


                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                 2000       1999        1998
                                               --------  ----------  ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income..................................  $125,597  $  122,237  $  124,606
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Gross profit on sales--type leases..........  (136,437)        --          --
 Depreciation and amortization...............   337,450     280,472     234,945
 Deferred income taxes.......................    73,194      94,634      62,608
 Amortization of gains on sale-leasebacks....       --      (10,762)    (36,140)
 Amortization of debt issuance costs.........     6,108       6,110       6,105
 Provision for uncollectible receivables.....    (5,941)      3,994      (4,943)
 Insurance proceeds (net of $257.6 million of
  satellite costs)...........................       --          --      184,026
 Gain on Galaxy VII insurance claim..........    (3,362)        --          --
 Loss on sale of real estate.................     6,096         --          --
 Changes in assets and liabilities, net of
  acquired assets and liabilities:
  Collections on investments in sales-type
   leases....................................    24,120      21,986      43,139
  Operating lease and other receivables......    34,219      23,420     (20,103)
  Prepaid expenses and other assets..........   (62,532)    (19,746)     48,296
  Accounts payable and accrued liabilities...    (7,022)    (11,090)     21,065
  Accrued operating leaseback expense........       --      (18,624)    (17,079)
  Deferred revenues and other................    27,223       7,951     (18,406)
                                               --------  ----------  ----------
    Net cash provided by operating activi-
     ties....................................   418,713     500,582     628,119
                                               --------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures........................  (449,560)   (586,910)   (738,540)
 Early buy-out of sale-leaseback (net of
  $124.1 million of assumed indebtedness in
  1999)......................................       --     (245,335)   (155,530)
 Net proceeds from sale of real estate.......    19,175         --          --
 Insurance proceeds from satellite recov-
  eries......................................    36,200     272,046     257,605
                                               --------  ----------  ----------
    Net cash used in investing activities....  (394,185)   (560,199)   (636,465)
                                               --------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings (net of $124.1 million of as-
  sumed indebtedness in 1999)................    37,695   1,700,000   1,165,000
 Repayments of long-term debt................   (56,421) (1,700,000) (1,024,060)
 Repayments of incentive obligations.........    (6,825)     (6,003)    (30,632)
 Debt issuance costs.........................       --          --      (19,132)
 Stock issued in connection with employee
  benefit plans..............................    13,109       5,337       2,973
                                               --------  ----------  ----------
    Net cash (used in) provided by financing
     activities..............................   (12,442)       (666)     94,149
                                               --------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................    12,086     (60,283)     85,803
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.   117,259     177,542      91,739
                                               --------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR.......  $129,345  $  117,259  $  177,542
                                               ========  ==========  ==========

                See notes to consolidated financial statements.

                             PANAMSAT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   BASIS OF PRESENTATION--Effective May 16, 1997, PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division of Hughes Communications, Inc. (a wholly-owned subsidiary of General Motors Corporation, or "GM") ("Hughes") were merged (the "Merger"). The merged company was renamed PanAmSat Corporation (the "Company").

   As of the date of the Merger, Hughes owned 71.5% of the then outstanding shares of the Company. In May, 1998, Hughes increased its beneficial ownership of the Company to approximately 81% by purchasing 11.2 million shares from minority shareholders for $851 million.

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

   Pursuant to an outright sale contract, all rights and title to a transponder may be purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the transponder is removed and charged to cost of outright sales and sales-type leases. Contracts for the sale of transponders include a telemetry, tracking and control ("TT&C") service agreement with the customer.

   Lease contracts qualifying for capital lease treatment (typically based on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of outright sales and sales-type leases. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $24 million, $23 million and $31 million is included in sales-type lease revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

                             PANAMSAT CORPORATION

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

   Future cash payments expected from customers under all long-term arrangements described above aggregate approximately $6.0 billion as of December 31, 2000, including approximately $1.2 billion related to satellites to be launched.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 as required during 2000. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

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

   CONCENTRATION OF CREDIT RISK--The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses. The currency in which the contracts are denominated is the U.S. dollar. Revenues derived from affiliates of Hughes comprised approximately 14% of total revenues in 2000. No other customer provides the Company with revenues in excess of 10% of total revenues.

   CASH AND CASH EQUIVALENTS--Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

   Supplemental cash flow information for 2000, 1999 and 1998 is as follows (in thousands):

                                                      2000     1999      1998
                                                    -------- --------  --------
   Cash received for interest...................... $  6,813 $  3,166  $ 13,364
                                                    ======== ========  ========
   Cash paid for interest.......................... $184,822 $166,749  $138,678
                                                    ======== ========  ========
   Cash paid (recovered) for taxes................. $ 16,456 $(14,666) $  3,425
                                                    ======== ========  ========

                             PANAMSAT CORPORATION

   ACCOUNTS RECEIVABLE--Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $8.0 million and $4.6 million at December 31, 2000 and 1999, respectively.

   SATELLITES AND OTHER PROPERTY AND EQUIPMENT--Satellites and other property and equipment are stated at historical cost, or in the case of satellites acquired in connection with the Merger, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, direct development costs, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

   Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                                 ESTIMATED LIVES
                                                                     (YEARS)
                                                                 ---------------
   Satellite systems under construction.........................         --
   Satellites in service........................................      13-15
   Communications equipment.....................................          7
   General support equipment....................................       5-10
   Buildings....................................................         25

   The estimated useful lives of the satellites are determined by an engineering analysis performed at the initial in-service dates. As the telecommunications industry is subject to rapid technological change, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. If a significant change in the estimated useful lives is identified, the Company accounts for such changes on a prospective basis. During 2000, the estimated useful life of the Galaxy VIII-i satellite was reduced from 15 years to 5 years as a result of difficulties with its xenon ion propulsion system ("XIPS")(see Note 4).

   EVALUATION OF LONG-LIVED ASSETS--The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments).

   DEBT ISSUANCE COSTS--Included in Deferred Charges in the accompanying balance sheet are debt issuance costs of $29.9 million at December 31, 2000 and 1999. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness and the accumulated amortization at December 31, 2000 and 1999 amounted to $18.6 million and $13.6 million, respectively.

   GOODWILL--Goodwill is being amortized over 40 years. Accumulated amortization was $272.7 million and $207.7 million at December 31, 2000 and 1999, respectively.

   INVESTMENTS--The Company has investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by the Company under the cost method and are included within deferred charges in the accompanying balance sheet at the lower of cost or market. The Company's investments were $6.4 million at December 31, 2000.

   DEFERRED REVENUES--The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

                             PANAMSAT CORPORATION

   TRANSPONDER INSURANCE--The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the book value of its owned satellite transponders (see Note 9). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

   INCOME TAXES--The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. Beginning in 1998, the Company and its subsidiaries joined with Hughes and General Motors Corporation ("GM") in filing a consolidated U.S. Federal income tax return. Under the tax sharing agreement with Hughes, the portion of the Hughes consolidated tax liability recorded by PanAmSat is generally equivalent to the liability it would have incurred on a separate return basis. From the Merger date in 1997 and up to the date upon which Hughes became an 81% shareholder in PanAmSat, the Company and its domestic subsidiaries filed a separate consolidated U.S. Federal income tax return.

   EARNINGS PER SHARE--The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's only dilutive securities are common stock options and these options have no dilutive effect on the presented amounts of earnings per share.

   STOCK-BASED COMPENSATION--As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION--The Company operates in a single industry segment, which is to provide satellite-based telecommunications services to customers on a worldwide basis. Substantially all of the Company's operating facilities are located in the United States. The geographic distribution of the Company's revenues for 2000, 1999 and 1998 was as follows:

                                                                  2000  1999  1998
                                                                  ----  ----  ----
   United States.................................................  49%   43%   59%
   Latin America.................................................  18%   23%   21%
   Asia..........................................................  16%   18%   11%
   Other.........................................................  17%   16%    9%

   NEW ACCOUNTING PRONOUNCEMENTS--Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

   RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform with the current year's presentation.

                             PANAMSAT CORPORATION

3. NET INVESTMENT IN SALES-TYPE LEASES

   The components of the net investment in sales-type leases are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Total minimum lease payments............................. $382,557  $249,045
   Allowance for doubtful accounts..........................  (10,273)  (10,273)
   Less unearned interest income............................ (126,286)  (70,811)
                                                             --------  --------
   Total net investment in sales-type leases................  245,998   167,961
   Less current portion.....................................  (24,959)  (21,814)
                                                             --------  --------
                                                             $221,039  $146,147
                                                             ========  ========

   Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2000 are as follows (in thousands):

                                                              MINIMUM   SERVICE
                                                               LEASE   AGREEMENT
                                                              PAYMENTS PAYMENTS
                                                              -------- ---------
   2001...................................................... $ 48,018  $ 4,559
   2002......................................................   48,159    4,560
   2003......................................................   48,150    4,560
   2004......................................................   45,893    4,260
   2005......................................................   37,544    3,440
   2006 and thereafter.......................................  154,793    6,393
                                                              --------  -------
                                                              $382,557  $27,772
                                                              ========  =======

4. SATELLITES AND OTHER PROPERTY AND EQUIPMENT--NET

   The Company's principal operating assets consist of satellites in service, summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Satellite transponders under lease...................... $3,129,990  $2,398,407
Satellite systems under development.....................    669,669   1,204,823
Buildings and leasehold improvements....................     50,970      58,690
Machinery and equipment.................................    273,657     206,175
Other...................................................     16,390      19,350
                                                         ----------  ----------
                                                          4,140,676   3,887,445
Less accumulated depreciation...........................   (983,732)   (747,431)
                                                         ----------  ----------
                                                         $3,156,944  $3,140,014
                                                         ==========  ==========

   At December 31, 2000, the Company had contracts for the construction and development of three satellites with Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company. Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 1999, $77.6 million of such incentive obligations were payable to Hughes Space and Communications Company ("HSC") and were included within due to affiliates in the accompanying balance sheet. As described in
Note 7,

                             PANAMSAT CORPORATION

HSC was acquired by Boeing Satellite Systems in 2000. All incentive obligations are included within deferred charges as of December 31, 2000. Annual maturities of these incentives as of December 31, 2000 are as follows:

      2001............................................................. $  8,165
      2002.............................................................    9,006
      2003.............................................................    9,933
      2004.............................................................   10,484
      2005.............................................................   10,448
      2006 and thereafter..............................................   83,990
                                                                        --------
                                                                        $132,026
                                                                        ========

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

   The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provides that the Company may terminate such contract at its option, subject to payment by the Company of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for re-launch.

   The Company has experienced various technical incidents on a number of its in-orbit satellites (see Note 9). These incidents generally have resulted in one or more of the following: (i) a limitation or total loss of the satellite's ability to provide the full complement of services that it was designed to provide, (ii) a material reduction to the satellite's expected orbital life, or (iii) a reduction in certain of the satellite's on-board redundant systems exposing it to potential damage in the event of an additional incident. Whenever the Company experiences a satellite anomaly or failure, management conducts an investigation of the cause of the event and determines the effects that the anomaly may have on the carrying value of its satellites and other assets and liabilities.

   In the third quarter of 2000, the Galaxy VIII-i satellite experienced difficulties with its xenon ion propulsion system ("XIPS"), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and altitude. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft is expected to reach its end-of-life in late 2002. PanAmSat began accelerating depreciation of the spacecraft in the fourth quarter of 2000 to reflect its revised operational life, resulting in an increase in current and projected depreciation expense of approximately $15.0 million per quarter. The Company has entered into a contract with an affiliate of DIRECTV Latin America (which is an affiliate of the Company and the sole Galaxy VIII-i customer) for the lease of capacity on Galaxy VIII-iR (the replacement satellite for Galaxy VIII-i currently under construction by Boeing). Such lease of capacity may be terminated by the customer following the successful launch of Galaxy III-C. If the lease were terminated, the Company would either modify Galaxy VIII-iR for another use or terminate its contract with Boeing for the construction of Galaxy VIII-iR. The Company would also postpone or terminate the launch service contracted for Galaxy VIII-iR. In such event, the customer would be obligated to pay the Company over time for all of the Company's contractual liabilities to Boeing and the launch services provider for such modification, postponement and/or termination.

   In December 2000, the Company filed an insurance claim related to the failure of its Galaxy VII satellite which ceased transmissions on November 22, 2000 due to the failure of an onboard system responsible for controlling the spacecraft and maintaining its position relative to earth. The insurance settlement in the amount of $132.4 million was recognized as an offset to the carrying value of the satellite and a $3.4 million gain was recognized in 2000, representing proceeds in excess of the carrying value of the satellite.

                             PANAMSAT CORPORATION

   In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites. The claim on the PAS-8 satellite was for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 was related to battery cell failures. This claim was for a constructive total loss of the satellite because the Company ceased using all of the Ku-band capacity of the satellite on a full-time basis, and this capacity represents more than 50% of the satellite's communications capacity. In August 1999, the Company filed an insurance claim on its Galaxy VIII-i satellite for a partial loss primarily resulting from battery cell failures. In September 1999, the Company met with its insurance carriers and agreed to settle all of the claims for net cash to PanAmSat of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999 and the remainder was collected during 2000. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss was recognized as a result of these settlements.

   During 1998, the Company filed insurance claims related to the failures of Galaxy IV, Galaxy X, both of which were total constructive losses; and PAS 6, a partial loss. The total proceeds from the claims was $441.6 million, and a loss, representing the excess of the carrying value of satellites and related sales-type lease receivables over the proceeds of $0.2 million, was recorded. The insurance proceeds relating to the PAS-6 anomaly were recorded as a reduction in the carrying value of the PAS-6 satellite.

   Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

                                                               DECEMBER 31, 2000
                                                                 MINIMUM LEASE
                                                                   PAYMENTS
                                                               -----------------
   2001.......................................................    $  751,764
   2002.......................................................       716,898
   2003.......................................................       648,134
   2004.......................................................       599,526
   2005.......................................................       530,936
   2006 and thereafter........................................     2,449,459
                                                                  ----------
                                                                  $5,696,717
                                                                  ==========

   Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $4.5 billion and $1.2 billion, respectively. Included in the amounts above are 36 contracts totaling approximately $389.9 million, in which customers have certain termination rights.

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

                             PANAMSAT CORPORATION

5. LONG-TERM DEBT

   As of December 31, 2000 and 1999, long-term debt consisted of the following (in thousands):

                                                   2000              1999
                                             ----------------- -----------------
                                                        FAIR              FAIR
                                               BOOK    MARKET    BOOK    MARKET
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- --------
   6% Notes due 2003.......................  $200,000 $195,780 $200,000 $187,550
   6 1/8% Notes due 2005...................   275,000  262,260  275,000  248,250
   6 3/8% Notes due 2008...................   150,000  137,560  150,000  129,030
   6 7/8% Notes due 2028...................   125,000  100,640  125,000   96,040
   Galaxy IIIR Notes.......................    67,758   67,758  124,123  124,123
   Other...................................       --       --        56       56
                                             -------- -------- -------- --------
                                              817,758  763,998  874,179  785,049
   Less current maturities (included in ac-
    counts payable and accrued liabili-
    ties)..................................    21,216   21,216   56,365   56,365
                                             -------- -------- -------- --------
                                             $796,542 $742,782 $817,814 $728,684
                                             ======== ======== ======== ========

   Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to the Company for debt with similar maturities and similar terms.

   The Company has borrowings available under a $500 million, five-year revolving credit facility (the "Revolving Credit Facility") with a bank which was entered into in December 1997. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a rate based upon either a defined Base Rate, or LIBOR plus applicable margins that are based on the Company's credit rating. The interest margins include a component that is a facility fee, which ranges from 0.35% to 0.75% depending on the rating level. As of December 31, 2000, there were no amounts outstanding under the Revolving Credit Facility.

   In January 1998, the Company completed a private placement debt offering for five, seven, ten and thirty year notes aggregating $750 million (the "Notes Offering"), the proceeds of which were used to retire all outstanding bank borrowings. In August 1998, the Company converted the private placement debt to public debt by means of a debt exchange offer.

   In July 1998, the Company launched a $500 million Commercial Paper Program to provide for short-term borrowings that the Company can refinance on a long-term basis with loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility and the Commercial Paper Program are limited to $500 million in the aggregate. There were no Commercial Paper borrowings outstanding at December 31, 2000.

   In July 1999, in connection with the early buy-out of the Galaxy IIIR sale-leaseback, the Company assumed variable rate notes. The notes bear interest at LIBOR plus 0.25% and mature on various dates through January 2, 2002. At December 31, 2000, $67.8 million was outstanding of which $21.2 million is classified as current. Chase Manhattan Bank, as agent for various lenders under the Galaxy IIIR note agreement, has a security interest in, among other things, 24 Ku-band transponders on the Company's Galaxy III-R satellite, all revenue and proceeds derived therefrom and any insurance proceeds payable to the Company with respect to such transponders.

   The Hughes Term Loan (see Note 7) is subordinate to the notes issued in connection with the Notes Offering, the Revolving Credit Facility and the notes issued under the Commercial Paper Program.

                             PANAMSAT CORPORATION

   Annual maturities of long-term debt are as follows (in thousands):

                                                                    YEAR ENDING
                                                                    DECEMBER 31,
                                                                    ------------
   2001............................................................   $ 21,216
   2002............................................................     46,542
   2003............................................................    200,000
   2004............................................................         --
   2005............................................................    275,000
   2006 and thereafter.............................................    275,000
                                                                      --------
                                                                      $817,758
                                                                      ========

   Interest expense for 2000, 1999 and 1998 is presented net of interest income of $6.8 million, $1.8 million and $5.8 million, respectively.

6. INCOME TAXES

   The income tax provision consisted of the following (in thousands):

                                                       2000      1999    1998
                                                     --------  -------- -------
Taxes currently (receivable) payable:
  U.S. federal and foreign.......................... $ (2,527) $  9,493 $26,608
  State and local...................................      --        --    6,723
                                                     --------  -------- -------
    Total...........................................   (2,527)    9,493  33,331
                                                     --------  -------- -------
Deferred tax liabilities:
  U.S. federal and foreign..........................   88,837    81,505  53,894
  State and local...................................   16,451    13,129   8,715
                                                     --------  -------- -------
    Total...........................................  105,288    94,634  62,609
                                                     --------  -------- -------
Total income tax provision.......................... $102,761  $104,127 $95,940
                                                     ========  ======== =======

   The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                      2000      1999     1998
                                                    --------  --------  -------
Expected U.S. statutory income tax rate...........  $ 79,925  $ 79,227  $77,191
U.S. state and local income tax rates--net of fed-
 eral income tax effect...........................    10,693     8,534   10,035
Foreign sales corporation tax benefit.............   (14,075)   (6,684) (14,000)
Non-deductible goodwill amortization..............    22,736    22,736   22,582
Other.............................................     3,482       314      132
                                                    --------  --------  -------
Total income tax provision........................  $102,761  $104,127  $95,940
                                                    ========  ========  =======

                              PANAMSAT CORPORATION

   Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                               2000                 1999
                                       -------------------- --------------------
                                       DEFERRED  DEFERRED   DEFERRED  DEFERRED
                                         TAX        TAX       TAX        TAX
                                        ASSETS  LIABILITIES  ASSETS  LIABILITIES
                                       -------- ----------- -------- -----------
   Depreciation....................... $     --  $462,090   $     --  $315,909
   Launch insurance costs.............       --   148,254         --   121,340
   Customer deposits..................   22,506        --     15,814        --
   Accruals and advances..............   25,478        --     20,091        --
   Tax credit carryforward............   46,046        --     65,966        --
   Net operating loss carryforward....  123,222        --     18,746        --
   Other..............................   37,362     7,033     33,882     6,819
                                       --------  --------   --------  --------
   Total deferred taxes............... $254,614  $617,377   $154,499  $444,068
                                       ========  ========   ========  ========

   At December 31, 2000, the Company had non-current deferred tax liabilities of $617.4 million and deferred tax assets of $254.6 million, of which $3.2 million was current in nature. At December 31, 1999, the Company had non-current deferred tax liabilities of $444.0 million and deferred tax assets of $154.5 million, of which $17.4 million was current in nature. At December 31, 2000, the Company had $46.0 million of alternative minimum tax credits that can be carried forward indefinitely. The Company also had $123.2 million of deferred tax assets relating to operating loss carryforwards that expire in varying amounts over the period of 2004-2019 if not utilized.

7. RELATED PARTY TRANSACTIONS AND BORROWINGS

   Prior to the fourth quarter of 2000, the Company purchased certain of its satellites and launch services from Hughes Space and Communications Company, a subsidiary of Hughes, which was sold to Boeing Satellite Systems, Inc. The Company has also provided services to several subsidiaries of Hughes. Additionally, the Company reimburses Hughes for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The aggregate amounts of related party transactions are summarized below (in thousands):

                                                        2000     1999     1998
                                                      -------- -------- --------
   Satellite Purchases..............................  $ 65,535 $184,242 $267,133
   Satellite Services Revenues:
     Operating lease revenues.......................   117,395  116,044  105,663
     Other satellite services.......................    26,145   21,573   17,791
   Allocations of administrative and other expenses.     1,857    2,187    3,211
   Interest expense.................................   129,567  109,670  109,714

   Interest expense for 1999 and 1998 is presented net of $1.4 million and $3.2 million of interest income, respectively.

   The following table provides summary information relative to the Company's accounts receivable and borrowings from Hughes and its affiliates (in thousands):

                                                             DECEMBER 31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------- ----------
   Due from affiliates.................................. $    6,577 $    7,696
                                                         ========== ==========
   Due to affiliates:
     Merger-related borrowings.......................... $1,725,000 $1,725,000
     Incentive obligations..............................         --     77,628
                                                         ---------- ----------
                                                          1,725,000  1,802,628
     Less current portion of incentive obligations (in-
      cluded in accounts payable and accrued liabili-
      ties).............................................         --     (5,465)
                                                         ---------- ----------
     Total due to affiliates............................ $1,725,000 $1,797,163
                                                         ========== ==========

                             PANAMSAT CORPORATION

   In connection with the Merger in 1997 (and amended in 1998 in connection with the Notes Offering described in Note 5), the Company borrowed $1.725 billion from Hughes (the "Hughes Term Loan"). The borrowings mature in June 2003, and bear interest at a rate equal to that of the Revolving Credit Facility. Quarterly $50 million payments of principal on the Hughes Term Loan are required under certain circumstances depending upon the level of cash flow from operations and the Company's credit ratings. As of December 31, 2000, the Company was not required to make any principal payments on the Hughes Term Loan. Subsequent to May 16, 2000, Hughes has the right to request that the Company use its best efforts to replace the borrowings with another credit facility on terms that may then be available to the Company. As of December 31, 2000, Hughes has not requested the Company to replace the borrowings. The Hughes borrowings are subordinate to the Notes, the Revolving Credit Facility and the notes issued under the Commercial Paper Program (see Note 7).

8. RETIREMENT AND INCENTIVE PLANS

EMPLOYEE BENEFIT PLANS:

   DEFINED CONTRIBUTION PLANS 401(K) PLAN--The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number of shares contributed to the plan and the respective market values were 30,407, 33,470 and 23,681 shares and $1.2 million, $1.2 million and $1.1 million for 2000, 1999 and 1998 respectively.

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

   1997 STOCK INCENTIVE PLAN--On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as the committee may decide. Effective December 7, 2000, the Company amended the Stock Plan to provide that, upon a "Change in Control" (as defined) of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. A "Change in Control" is defined as (i) any transaction or series of transactions pursuant to which Hughes Electronics Corporation and/or General Motors Corporation does not directly or indirectly own more than fifty percent of the outstanding Common Stock, in value, of the Company or any successor surviving entity; or (ii) the sale or distribution of all or substantially all of the assets of the Company to an unrelated entity or entities or to an entity in which Hughes Electronics Corporation and/or General Motors Corporation does not directly or

                             PANAMSAT CORPORATION
indirectly own more than fifty percent in value of the equity of such entity. Also effective December 7, 2000, the Stock Plan was amended to eliminate the portability of unvested options for employees transferring to non-controlled affiliates, such as Hughes Electronics Corporation.

   The maximum number of shares of common stock that may be issued under the Stock Plan is 7,456,140 and the maximum number of shares of common stock that may be issued to any grantee pursuant to the plan is 2,000,000. In December 2000, the Board of Directors of the Company approved an increase of the number of shares of common stock available for issuance under the Stock Plan by 10,000,000 shares to 17,456,140 shares. Such increase is subject to stockholder approval at the Company's annual meeting of stockholders, scheduled to be held on June 1, 2001. The Stock Plan is administered by the Compensation Committee. As of December 31, 2000, nonqualified options for 4,527,251 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and generally vest ratably over three years for grants prior to 1999. In 2000 and 1999, the Company issued 881,925 and 2,298,625 options, respectively, under a two-year grant program with ratable vesting over a four-year period, and 460,900 and 308,166 options, respectively, under the existing annual grant program with ratable vesting over three years. Employees receiving option grants under the two-year program will not be eligible for additional grants until 2001. Activity in the Company's Stock Plan during the past three years is summarized below:

                                                          EXERCISE
                                                SHARES     PRICE       RANGE
                                               ---------  -------- -------------
Outstanding at January 1, 1998................   584,890   $29.09  $29.00-$38.25
Options granted............................... 1,037,719    39.81   35.06- 59.75
Options exercised.............................   (63,059)   29.00          29.00
Options expired or terminated.................  (129,290)   33.57   29.00- 59.75
                                               ---------   ------
Outstanding at December 31, 1998.............. 1,430,260   $36.48  $29.00-$59.75
Options granted............................... 2,606,791    33.41   31.13- 63.25
Options exercised.............................   (79,364)   33.37   29.00- 39.00
Options expired or terminated.................  (501,855)   34.67   29.00- 59.75
                                               ---------   ------
Outstanding at December 31, 1999.............. 3,455,832   $34.50  $29.00-$63.25
Options granted............................... 1,342,825    41.39   51.00- 31.94
Options exercised.............................  (261,758)   32.76   29.00- 39.00
Options expired or terminated.................  (413,829)   37.48   29.00- 63.25
                                               ---------   ------
Outstanding at December 31, 2000.............. 4,123,070   $36.55  $29.00-$63.25
                                               =========   ======
Options exercisable at December 31, 2000...... 1,086,915   $35.08  $29.00-$63.25
                                               =========   ======

   As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees", to its employee stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Had compensation expense for employee stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $16 million, or $0.11 per basic and diluted share in 2000, $13.6 million, or $0.09 per basic and diluted share in 1999 and $6.7 million, or $0.04 per basic and diluted share, in 1998.

   The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 2000 was $25.45 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.9%; divided yield 0%; expected life of ten

                             PANAMSAT CORPORATION
years; stock volatility of 39.1%. The estimated fair value of options granted in 1999 was $22.35 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.6%; dividend yield 0%; expected life of ten years; and stock volatility of 30.6%. The estimated fair value of options granted in 1998 was $21.85 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.7%; dividend yield 0%; expected life of ten years; and stock volatility of 30.7%.

   Beginning in 1998, directors who are not full-time employees of the Company receive their annual retainers in shares of restricted Common Stock of the Company. The shares are issued each year after the Company's annual meeting, vest quarterly over the course of the year served, and may not be sold for a period of six months after vesting, subject to the Company's trading policies. Directors also receive meeting fees in shares of restricted Common Stock of the Company. The shares are issued after each in-person or telephonic board or committee meeting attended, and may not be sold for a period of six months following the date of grant, subject to the Company's trading policies. As a group, non-employee directors received 4,335 shares with a weighted average fair value of $45.27 per share in 2000, 7,468 shares with a weighted average fair value of $37.66 per share in 1999, and 6,157 shares with a weighted average fair value of $51.00 per share in 1998. Directors also were granted non-qualified stock options for 1,216 shares at an average price of $35.88 in 1999, and 4,284 shares at an average price of $53.09 in 1998 under the Stock Plan (as described above) upon their initial year of election to the Board. Director stock option grants vest over a six-month period from the date of grant and all 5,500 shares became exercisable in 1999.

   On December 7, 2000 the Company's board of directors approved a new compensation program for non-employee directors, the PanAmSat Corporation Non-Employee Directors Fee Plan. Effective January 1, 2001, each member of the board who is not an employee of the Company or its affiliates will be eligible to receive an annual fee of $50,000 for services rendered as a member of the board and an additional annual $5,000 fee for each member who serves as a chairperson of a committee of the board. Each non-employee director may elect to receive up to 50% of the aggregate amount of the fee in cash. Any amount not paid to a non-employee director in cash will be paid in restricted shares of the Company's common stock. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of the Company's common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member's services. Directors may also elect to defer the fees, in the form of units of the Company's common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan.

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

   COMPENSATION PLANS--On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expired at various dates through May 1999. Agreements with two officers of the Company were replaced with new retention agreements that provide for cash payments and the issuance of restricted stock units that entitle the holder to receive shares

                             PANAMSAT CORPORATION
of common stock of the Company. These latter agreements contain a vesting term of three years, and the related compensation expense is being amortized over the vesting period. Two other officers of the Company exercised their severance agreements and were entitled to separation payments that are subject to a non-compete agreement. A portion of the separation compensation expense has been assigned to the non-compete agreement and is being amortized over its term. During 2000, 1999 and 1998, compensation expense of $1.6 million, $1.6 million and $3.1 million, respectively, has been recorded for these separation and retention agreements.

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

      2001.............................................................. $ 6,752
      2002..............................................................   7,068
      2003..............................................................   5,661
      2004..............................................................   4,870
      2005..............................................................   4,637
      2006 and thereafter...............................................  30,706
                                                                         -------
                                                                         $59,694
                                                                         =======

   Rental expenses under the operating leases were $5.1 million in 2000, $3.3 million in 1999 and $2.7 million in 1998.

   The Company has historically maintained insurance for its satellites with coverage amounts equal to the unamortized book value of the satellites (including construction, launch and launch insurance costs, as well as certain sales-type lease receivables and warranty liabilities related to transponders sold outright) in the event of catastrophic loss of the satellite, failure to obtain proper orbit, or failure to perform in accordance with design specifications as to the launch coverage, and full or partial loss of the satellite's communications capacity, as defined in the policies, during the in-orbit coverage period. The Company's satellite fleet was fully-insured with minor exclusions prior to January 1, 2000. Effective during 2000, the Company became self-insured for potential in-orbit losses on several satellites. Four of the Company's satellites are either fully self-insured, or insured with significant exclusions as of December 31, 2000. The net book value of these self-insured satellites and the significant exclusions aggregated $289 million, 89% of which relate to two satellites. This will increase to nine satellites with a net book value of approximately $735 million in May 2001 when the current insurance coverage on five other satellites expires. The net book value of all the Company's satellites as of December 31, 2000 was $3.1 billion. The Company did not recognize any losses for self-insured satellites during 2000.

   Coverage under the satellite insurance policies usually commences at the date of launch for an initial period of three to five years, followed by periodic renewals of the in-orbit portion of the coverage for periods of one to three years. The policies are subject to certain deductibles and customary exclusions. As discussed above, certain of the Company's satellites have experienced malfunctions or design failures that have not resulted in total loss claims under the existing insurance coverage at the time the incidents occurred. These anomalies have been, or may be excluded from coverage in future renewals of in-orbit insurance and thus expose the Company to losses in the event that satellite failures occur as a result of these anomalies.

                             PANAMSAT CORPORATION

   Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the Company's PAS II, PAS III and PAS IV satellites to secure incentive payments owed by the Company to Boeing pursuant to satellite construction contracts. Additionally, Chase Manhattan Bank, as agent for various lenders under the Galaxy IIIR Notes has certain security interests in relation to the Company (see Note 5).

   The Company is involved in litigation in the normal course of its operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

10. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

   Summary financial information on a quarterly basis for the Company in 2000 and 1999 follows (in thousands, except per share data):

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    2000      2000       2000          2000
                                  --------- -------- ------------- ------------
Revenues......................... $299,104  $322,249   $199,327      $202,890
Operating income.................  127,280   139,794     51,956        37,532
Net income.......................   56,555    59,229      9,253           559
Net income per share--basic and
 diluted.........................     0.38      0.40       0.06          0.00

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1999      1999       1999          1999
                                  --------- -------- ------------- ------------
Revenues......................... $193,509  $200,382   $210,739      $205,987
Operating income.................   78,315    82,392     98,244        79,415
Net income.......................   30,468    30,565     33,996        27,208
Net income per share--basic and
 diluted.........................     0.20      0.20       0.23          0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) 1.FINANCIAL STATEMENTS

      See Index to Financial Statements on page 41.

    2.FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

   (B)REPORTS ON FORM 8-K

      During the last quarter of 2000, the Company filed a Current Report on Form 8-K with an Item 9 disclosure with the Securities and Exchange Commission on December 4, 2000.

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

     3.2 Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended June
           30, 2000.

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


     10.8.5 Amendment Number 4 to Launch Services Agreement No. 9411-002 constituting Exhibit 10.8.1 hereto, dated December 28, 1999, between Lockheed-Khrunichev-Energia International, Inc. and
            PanAmSat Corporation. (2)


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


     10.26   Transponder Purchase and Sale Agreement, dated as of June 26,
             1996, between PanAmSat International and Net Sat Servicios Ltda.
             is incorporated herein by reference to Exhibit 10.2 to Net Sat
             Servicios Ltda.'s Registration Statement on Form F-4 (Reg. No.
             333-6318), dated January 21, 1997. (1)


     10.27.1 Amended and Restated Transponder Purchase and Sale Agreement, dated as of June 26 1996, between PanAmSat International and Net
             Sat Servicios Ltda. is incorporated herein by reference to Exhibit
             10.2.1 to Net Sat Servicios Ltda.'s Registration Statement on Form
             F-4 (Reg. No. 333-6318), dated January 21, 1997. (1)


     10.27.2 Second Amended and Restated Transponder Purchase and Sale
             Agreement, dated as of March 5, 1998, between PanAmSat
             International and Net Sat Servicios Ltda. is incorporated herein by reference to Exhibit 10.27.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 1998. (1)


     10.27.3 First Amendment, dated as of June 17, 1999, to Second Amended and
             Restated Transponder Purchase and Sale Agreement between PanAmSat
             International and Net Sat Servicios Ltda., constituting Exhibit
             10.2.1 to Net Sat Servicios Ltda.'s Regulations Statement on Form
             F-4 (Reg. No. 333-6318) dated January 21, 1997. (1)


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


     10.33 PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33 of PanAmSat's Quarterly Report on Form 10-Q for the period ended June
             30, 1997.


     10.33.2 Amendment to the PanAmSat Corporation Long-Term Stock Incentive
             Plan, Established in 1997, is incorporated herein by reference to
             Exhibit 10.33.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

     10.33.3 Amendment to the PanAmSat Corporation Long-Term Stock Incentive
             Plan, Established in 1997, is incorporated herein by reference to
             Exhibit 10.33.3 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2000.


     10.33.4 Amendment to the PanAmSat Corporation Long-Term Stock Incentive
             Plan, Established in 1997, effective as of December 7, 2000.


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


     10.38.1 Amendment No. 1 to Fixed Price Contract for PAS 1R and PAS 9 HS-
             702 Spacecraft, Related Services and Documentation--Contract No.
             97-HCG-001, dated as of November 6, 2000, between Hughes Space and
             Communications Company, Inc. and PanAmSat Corporation. (2)


     10.38.2 Amendment No. 2 to Fixed Price Contract for PAS 1R and GIIIC HS-
             702 Spacecraft, Related Services and Documentation--Contract No.
             97-HCG-001, dated as of November 6, 2000, between Hughes Space and
             Communications Company, Inc. and PanAmSat Corporation. (2)


     10.39   Transponder Sublease Agreement for Galaxy IIIR between Hughes
             Communications Galaxy, Inc. and California Broadcast Center, LLC, dated April 21, 1997, is incorporated herein by reference to
             Exhibit 10.39 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997. (1)


     10.39.2 Amendment No. 2 dated December 15, 2000 to Transponder Sublease
             Agreement for Galaxy IIIR between PanAmSat Corporation and
             California Broadcast Center, LLC. (2)


     10.40.1 Amended and Restated Galaxy VIII(i) Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended
             September 30, 2000. (1)


     10.40.2 Amendment No. 1, dated as of December 15, 2000, to Amended and
             Restated Galaxy VIII(i) Transponder Lease Agreement between
             PanAmSat Corporation and California Broadcast Center, LLC. (2)


     10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended June 30, 1997.


     10.41.2 Schedule identifying substantially identical agreements to the Indemnity Agreement constituting Exhibit 10.41.1 hereto in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
             Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R.
             Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz,
             Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne S.
             Austin, Tig H. Krekel, Stephen R. Kahn and R. Douglas Kahn.

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


     10.52   Agreement, dated as of July 10, 1998, between PanAmSat and Robert
             A. Bednarek is incorporated herein by reference to Exhibit 10.46 to PanAmSat's Registration Statement on Form S-4 (Registration No.
             333-56227).


     10.53   Agreement, dated as of July 10, 1998, between PanAmSat and James
             W. Cuminale is incorporated herein by reference to Exhibit 10.47 to PanAmSat's Registration Statement on Form S-4 (Registration No.
             333-56227).


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


     10.55.3 Amendment No. 2 to Fixed Price Contract for Galaxy 10R, Galaxy 4R and Option Spacecraft, Related Services and Documentation--
             Contract No. 98-PAS-002, dated as of December 15, 2000, between
             PamAmSat Corporation and Boeing Satellite Systems, Inc. (2)


     10.56   PanAmSat Corporation Amended and Restated Restoration and Deferred
             Compensation Plan, is incorporated herein by reference to Exhibit
             10.56 to PanAmSat's Quarterly Report on Form 10-Q for the quarterly ended September 30, 1999.


     10.57   PanAmSat Corporation 1999 Non-Employee Directors Compensation
             Deferral Plan, is incorporated herein by reference to Exhibit
             10.57 to PanAmSat's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.


     10.57.1 Amendment to the PanAmSat Corporation 1999 Non-Employee Directors
             Compensation Deferral Plan, as amended and restated as of April
             25, 2000 is incorporated herein by reference to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended June 30, 2000.


     10.58   Employment Agreement between PanAmSat Corporation and R. Douglas
             Kahn, dated as of April 1, 1999, is incorporated herein by reference to Exhibit 10.58 to PanAmSat's Quarterly Report on Form
             10-Q for the period ended September 30, 1999.


     10.58.1 Extension of Employment Agreement between PanAmSat Corporation and
             R. Douglas Kahn, dated as of March 31, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 2000.


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

     10.61   Contract for Launch Services, dated as of March 15, 2000, between
             Sea Launch Limited Partnership and PanAmSat Corporation is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 2000. (1)


     10.61.1 Contract No. PAS-SL-00033-01 Amendment No. 1 (effective July 20,
             2000) to the Contract for Launch Services, dated as of March 15, 2000, between Sea Launch Limited Partnership and PanAmSat
             Corporation is incorporated herein by reference to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended September 30,
             2000. (1)


     10.62 PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company's Definitive Proxy
             Statement filed on April 28, 2000.


     10.63   Galaxy IIIC Transponder Lease Agreement between PanAmSat
             Corporation and California Broadcast Center, LLC, effective as of
             June 30, 2000 is incorporated herein by reference to PanAmSat's
             Quarterly Report on Form 10-Q for the period ended September 30,
             2000. (1)


     10.63.1 Amendment No. 1 to Galaxy IIIC Transponder Lease Agreement between
             PanAmSat Corporation and California Broadcast Center, LLC, effective as of December 15, 2000. (2)


     10.64   Galaxy VIII(i)R Transponder Lease Agreement between PanAmSat
             Corporation and California Broadcast Center, LLC, effective as of
             December 15, 2000. (2)


     10.65   Fixed Price Contract between PanAmSat Corporation and Boeing
             Satellite Systems, Inc. for Galaxy VIII(i)R and Option Spacecraft,
             Related Services and Documentation--Contract No. 00-PAS-001, dated as of December 15, 2000. (2)


     10.66   Lease between 20 Westport Holdings L.L.C., Landlord and PanAmSat
             Corporation, dated September 29, 2000. (2)


     21.1    List of subsidiaries of PanAmSat Corporation.


     23.1    Consent of Deloitte & Touche LLP.


     24.l    Powers of Attorney.

--------
(1) Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.

(2) Portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under separate cover on the date hereof.

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

                                          PanAmSat Corporation

                                          By:      /s/ James W. Cuminale
                                             ----------------------------------
                                                    James W. Cuminale
                                                Executive Vice President,
                                              General Counsel and Secretary
March 23, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                               TITLE                  DATE
                   ----                               -----                  ----

                    *                        Chairman of the Board of   March 23, 2001
___________________________________________         Directors
             MICHAEL T. SMITH

                    *                          President and Chief      March 23, 2001
___________________________________________      Executive Officer
              R. DOUGLAS KAHN                  (principal executive
                                               officer) and Director

                    *                                Director           March 23, 2001
___________________________________________
             ROXANNE S. AUSTIN

                    *                                Director           March 23, 2001
___________________________________________
            PATRICK J. COSTELLO

                    *                                Director           March 23, 2001
___________________________________________
            DENNIS F. HIGHTOWER

                    *                                Director           March 23, 2001
___________________________________________
               JAMES M. HOAK

                    *                                Director           March 23, 2001
___________________________________________
              STEPHEN R. KAHN

                    *                                Director           March 23, 2001
___________________________________________
               JACK A. SHAW

                    *                                Director           March 23, 2001
___________________________________________
           JOSEPH R. WRIGHT, JR.

          /s/ Michael J. Inglese            Senior Vice President and   March 23, 2001
___________________________________________   Chief Financial Officer
            MICHAEL J. INGLESE                 (principal financial
                                               officer and principal
                                                accounting officer)

*By:         /s/ James W. Cuminale                                      March 23, 2001
_____________________________________
   (JAMES W. CUMINALE, ATTORNEY-IN-FACT)
