Form 10-Q
period 2001-03-31
PANAMSAT CORP /NEW/
filed 2001-05-11
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                                  YES X     NO

As of May 7, 2001, an aggregate of 149,752,886 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat Corporation ("PanAmSat" or the "Company") due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risks of government regulation, (iii) risks of doing business internationally, (iv) risks of uninsured loss, (v) risks associated with the business of NET/36, Inc., a wholly-owned subsidiary of the Company ("NET-36") and (vi) risks of inadequate access to capital for growth. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the Three Months Ended March 31, 2001 and 2000
                        (In Thousands, Except Share Data)

                                                                                   March 31,           March 31,
                                                                                     2001                2000
                                                                                 -----------         ------------
REVENUES:
  Operating leases, satellite services and other                                 $   199,503         $    200,027
  Outright sales and sales-type leases                                                 5,724               99,077
                                                                                 -----------         ------------
     Total revenues                                                                  205,227              299,104
                                                                                 -----------         ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                             -               45,252
  Depreciation and amortization                                                       98,896               73,667
  Direct operating costs                                                              37,460               31,894
  Selling, general and administrative expenses                                        27,718               21,011
                                                                                 -----------         ------------
     Total operating costs and expenses                                              164,074              171,824
                                                                                 -----------         ------------
INCOME FROM OPERATIONS                                                                41,153              127,280

INTEREST EXPENSE, net                                                                 32,308               24,453
                                                                                 -----------         ------------
INCOME BEFORE INCOME TAXES                                                             8,845              102,827

INCOME TAXES                                                                           3,848               46,272
                                                                                 -----------         ------------
NET INCOME                                                                       $     4,997         $     56,555
                                                                                 -----------         ------------

NET INCOME PER COMMON SHARE - basic and diluted                                  $      0.03         $       0.38
                                                                                 -----------         ------------
Weighted average common shares outstanding                                       149,705,289          150,098,942
                                                                                 -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                 -----------         ------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                       $   290,072          $   129,345
 Accounts receivable-net                                                              61,302               52,912
 Net investment in sales-type leases                                                  20,622               24,959
 Prepaid expenses and other (principally prepaid insurance)                           37,944               30,360
 Deferred income taxes                                                                 4,605                3,220
 Insurance claim receivable                                                                -              132,435
                                                                                 -----------          -----------
Total current assets                                                                 414,545              373,231

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                     3,158,534            3,156,944

NET INVESTMENT IN SALES-TYPE LEASES                                                  202,301              221,039

GOODWILL-Net of amortization                                                       2,287,379            2,303,619

DEFERRED CHARGES                                                                     135,131              123,518
                                                                                 -----------         ------------
TOTAL ASSETS                                                                     $ 6,197,890         $  6,178,351
                                                                                 -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                  March 31,          December 31,
                                                                                    2001                 2000
                                                                                 -----------         ------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                        $   112,424         $     79,518
 Deferred revenues                                                                    12,106               14,052
                                                                                 -----------         ------------
Total Current Liabilities                                                            124,530               93,570

DUE TO AFFILIATES (principally merger-related indebtedness)                        1,725,000            1,725,000

LONG-TERM DEBT                                                                       750,000              796,542

DEFERRED INCOME TAXES                                                                378,986              365,982

DEFERRED CREDITS AND OTHER (principally customer deposits and deferred
   revenue)                                                                          258,086              242,562

                                                                                 -----------         ------------

TOTAL LIABILITIES                                                                  3,236,602            3,223,656
                                                                                 -----------         ------------

COMMITMENTS AND CONTINGENCIES

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                  March 31,          December 31,
                                                                                    2001                 2000
                                                                                 -----------         ------------
                                                                                 (Unaudited)

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value -- 400,000,000 shares authorized;
  149,737,994 and 149,675,117 outstanding at March 31, 2001 and
  December 31, 2000, respectively                                                      1,497                1,497
 Additional paid-in-capital                                                        2,524,353            2,522,757
 Retained earnings                                                                   435,438              430,441
                                                                                 -----------         ------------
Total stockholders' equity                                                         2,961,288            2,954,695
                                                                                 -----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 6,197,890         $  6,178,351
                                                                                 -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                                  March 31,            March 31,
                                                                                    2001                 2000
                                                                                 -----------         ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                       $     4,997         $     56,555
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Gross profit on sales and sales-type leases                                               -              (48,538)
 Depreciation and amortization                                                        98,896               73,667
 Deferred income taxes                                                                11,617               40,812
 Amortization of debt issuance costs                                                   1,527                1,527
 Provision for uncollectible receivables                                               5,876                 (989)
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                                 5,385                5,647
       Operating leases and other receivables                                        (14,266)              (5,940)
       Prepaid expenses and other assets                                             (20,724)             (13,774)
       Accounts payable and accrued liabilities                                        7,568              (23,879)
       Deferred gains and revenues                                                    16,271               (7,703)
                                                                                 -----------         ------------
       Net cash provided by operating activities                                     117,147               77,385
                                                                                 -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
               For the Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                                  March 31,            March 31,
                                                                                    2001                 2000
                                                                                 -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)                               (67,218)            (158,004)
 Insurance proceeds from satellite recoveries                                        132,435               33,836
                                                                                 -----------         ------------
    Net cash provided by (used in) investing activities                               65,217             (124,168)
                                                                                 -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                                            -               13,050
 Repayments of long-term debt                                                        (21,216)             (44,300)
 Repayments of incentive obligations                                                  (2,017)              (1,488)
 Stock issued in connection with employee benefit plans                                1,596                3,682
                                                                                 -----------         ------------
    Net cash used in financing activities                                            (21,637)             (29,056)
                                                                                 -----------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 160,727              (75,839)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       129,345              117,259
                                                                                 -----------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   290,072         $     41,420
                                                                                 -----------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash received for interest                                                      $     3,118         $      1,251
                                                                                 -----------         ------------
 Cash paid for interest                                                          $    56,069         $     55,783
                                                                                 -----------         ------------
 Cash paid for taxes                                                             $        92         $     21,278
                                                                                 -----------         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)General

   These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended March 31, 2001 and 2000 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

(2)New Accounting Pronouncement

   PanAmSat adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, all derivatives are required to be recorded as either assets or liabilities and the instruments are required to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

(3)Satellite Developments

   Reference is made to "Item 1. - Business - Strategy - Expanding the Network and -The Satellite Network" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planed Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

   During the first quarter of 2001, the Company commenced service on its PAS-1R satellite, which was launched in November 2000. PAS-1R offers expanded and enhanced video and data broadcasting, as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa. The Company expects to launch four additional satellites by early 2003. PAS-10 is scheduled to be launched in May of 2001 and Galaxy IIIC is scheduled to be launched in the third quarter of 2001. Subsequent to 2001, Galaxy VIIIi-R is scheduled to be launched in 2002 and one unnamed satellite is scheduled to be launched in late 2002 or early 2003.

          In April 2001, the Company's Galaxy IIIR domestic satellite experienced the failure of its primary spacecraft control processor ("SCP"), causing a temporary outage of some of its transponders and some of its customers to experience brief interruption of their service. Normal satellite operations were restored through the use of the satellite's back-up SCP within two hours.

          In late 1998, PanAmSat implemented a comprehensive satellite expansion and restoration plan that included the launch of certain spacecraft as replacements for satellites that had or could suffer SCP failures. As part of this plan, the Galaxy IIIC satellite is expected to be launched during the third quarter of this year to serve as the replacement for Galaxy IIIR at 95 degrees west longitude.

          Galaxy IIIR is a Boeing 601 spacecraft which was launched in 1995. Boeing has previously concluded that SCPs on Boeing 601 spacecraft launched prior to August 1997 contain tin-plated relay switches that can experience electrical shorts when several factors are concurrently present. The PAS-4 Indian Ocean Region satellite experienced the failure of its primary SCP in November 1998 and continues to provide normal service on its backup SCP. The Company plans to launch PAS-10 in May of 2001 to serve as the replacement for PAS-4 at 68.5 degrees east longitude.

                              PANAMSAT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below are not necessarily indicative of future results.

SELECTED OPERATING DATA
                                                                              Three Months Ended
                                                                                   March 31
                                                                          -------------------------
                                                                          (unaudited; in thousands)
                                                                            2001             2000
                                                                            ----             ----
Operating leases, satellite services and other                            $199,503         $200,027
Outright sales and sales-type leases                                         5,724           99,077
Total revenues                                                             205,227          299,104
Cost of outright sales and sales-type leases                                     -           45,252
Depreciation and amortization                                               98,896           73,667
Direct operating costs                                                      37,460           31,894
Selling, general and administrative expenses                                27,718           21,011
Income from operations                                                      41,153          127,280
Interest expense, net                                                       32,308           24,453
Income taxes                                                                 3,848           46,272

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Revenues - Revenues were $205.2 million for the three months ended March 31, 2001, compared to revenues of $299.1 million for the same period in 2000. This decrease was primarily due to $93.8 million of new outright sales and sales-type lease transactions completed in the first quarter of 2000 for which there were no comparable transactions in the first quarter of 2001. Total sales and sales-type lease revenues were $5.7 million for the quarter ended March 31, 2001, compared to $99.1 million for the same period in 2000. Operating lease revenues, which were 97 percent of total revenues for the first quarter of 2001, decreased by 0.3 percent to $199.5 million from $200.0 million for the same period in 2000. Outright sales and sales-type leases represent substantial long-term commitments for services. However, the net present value of the payments due to the Company over the life of these agreements are recorded as revenues in the period such agreements are executed. Therefore, revenues from these transactions are subject to greater variation from period to period than are operating lease revenues.

      The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Video services revenues, excluding the revenue from new sales-type lease activity were $136.8 million for the three months ended March 31, 2001, a decrease of 3 percent from the same period in 2000. The decrease in video services revenues for the three months ended March 31, 2001 was due primarily to customer conversions from operating lease agreements into new sales-type lease agreements during the first half of 2000. Operating lease revenues from network services were $54.3 million for the three months ended March 31, 2001, an increase of 6 percent from the same period in 2000. The increase in network services revenues was due primarily to the growth in data and Internet-related service agreements.

      Cost of Outright Sales and Sales-Type Leases - Cost of outright sales and sales-type leases were $45.3 million for the three months ended March 31, 2000 due to the execution of new sales and sales-type lease agreements during the first quarter of 2000. There were no comparable costs for the same period in 2001.

      Depreciation and Amortization - Depreciation and amortization increased $25.2 million, or 34%, to $98.9 million for the three months ended March 31, 2001 from $73.7 million for the same period in 2000. The increase in depreciation and amortization for the three month period ended March 31, 2001 is due primarily to depreciation expense associated with the addition of four new satellites placed in service during 2000, the commencement of service on PAS-1R during the first quarter of 2001 and the reduction in the remaining useful life of Galaxy VIII-i, resulting in approximately $15.0 million of additional incremental quarterly depreciation.

      Direct Operating and Selling, General and Administrative Costs - Direct operating costs increased $5.6 million or 17%, to $37.5 million for the three months ended March 31, 2001 from $31.9 million for the same period in 2000. Selling, general and administrative costs increased $6.7 million, or 32%, to $27.7 million for the three months ended March 31, 2001 from $21.0 million for the same period in 2000. These increases are due primarily to the Company's continued fleet expansion and the Company's increased investment in the NET-36 initiative.

      Income from Operations - Income from operations was $41.2 million for the three months ended March 31, 2001 a decrease of $86.1 million or 68%, from $127.3 million for the same period in 2000. The decrease in income from operations for the three month period ended March 31, 2001 is due primarily to the gross profit associated with the new outright sales and sales-type lease agreements that were executed in the first quarter of 2000 for which there were no comparable transactions in 2001 and the increases in depreciation expense and direct operating and selling, general and administrative costs noted above.

      Interest Expense, Net - Interest expense, net was $32.3 million for the three months ended March 31, 2001, as compared to $24.5 million for the same period in 2000. The increase in interest expense, net was due primarily to a reduction in capitalized interest in the three months ended March 31, 2001 due to fewer satellites under construction as compared to the three months ended March 31, 2000.

      Income Taxes - Income taxes decreased $42.5 million, or 92%, to $3.8 million for the three months ended March 31, 2001, from $46.3 million for the same period in 2000. The decrease in income taxes for the three month period ended March 31, 2001 is due to the items noted above, which resulted in a decrease in taxable income of $94.0 million, as well as a decrease in the Company's effective tax rate to 43.5% as a result of the greater beneficial effects of the Foreign Sales Corporation ("FSC") replacement legislation known as the Exclusion for Extraterritorial Income.

      Satellite Developments - Reference is made to "Item 1. - Business - Strategy - Expanding the Network and - The Satellite Network" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites " in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

      During the first quarter of 2001, the Company commenced service on its PAS-1R satellite, which was launched in November 2000. PAS-1R offers expanded and enhanced video and data broadcasting, as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa. The Company expects to launch four additional satellites by early 2003. PAS-10 is scheduled to be launched in May of 2001 and Galaxy IIIC is scheduled to be launched in the third quarter of 2001. Subsequent to 2001, Galaxy VIIIi-R is scheduled to be launched in 2002 and one unnamed satellite is scheduled to be launched in late 2002 or early 2003.

      In April 2001, the Company's Galaxy IIIR domestic satellite experienced the failure of its primary spacecraft control processor ("SCP"), causing a temporary outage of some of its transponders and some of its customers to experience brief interruption of their service. Normal satellite operations were restored through the use of the satellite's back-up SCP within two hours.

      In late 1998, PanAmSat implemented a comprehensive satellite expansion and restoration plan that included the launch of certain spacecraft as replacements for satellites that had or could suffer SCP failures. As part of this plan, the Galaxy IIIC satellite is expected to be launched during the third quarter of this year to serve as the replacement for Galaxy IIIR at 95 degrees west longitude.

      Galaxy IIIR is a Boeing 601 spacecraft which was launched in 1995. Boeing has previously concluded that SCPs on Boeing 601 spacecraft launched prior to August 1997 contain tin-plated relay switches that can experience electrical shorts when several factors are concurrently present. The PAS-4 Indian Ocean Region satellite experienced the failure of its primary SCP in November 1998 and continues to provide normal service on its backup SCP. The Company plans to launch PAS-10 in May of 2001 to serve as the replacement for PAS-4 at 68.5 degrees east longitude.

      Financial Condition - The Company has an outstanding term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company ("Hughes Electronics"). The term loan matures in June 2003 and bears interest at a rate equal to that of the Company's revolving credit facility discussed below. Hughes Electronics has the right to request that the Company use its best efforts to replace the term loan with another credit facility on terms that may then be available to the Company. As of March 31, 2001, Hughes Electronics had not requested the Company to replace the borrowings. The term loan is subordinate to the $750 million of notes, the revolving credit facility and the commercial paper program discussed below.

      The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances and interest rates for these notes as of March 31, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At March 31, 2001, $750 million was outstanding in relation to these notes.

      In July 1999, in connection with the early buy-out of satellite sale-leasebacks, the Company assumed $124.1 million of variable rate notes of which $46.5 million was outstanding at March 31, 2001. The weighted average interest rate on the notes was 5.55% at March 31, 2001. These notes mature in January 2002.

      The Company maintains a $500.0 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500.0 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500.0 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at March 31, 2001.

      The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. According to the Company's capital plan, PanAmSat currently expects to spend approximately $500 million to $550 million on capital expenditures during 2001, which will primarily be comprised of costs to construct, insure and launch satellites. As a result of changes in the market, the Company has lowered its expectations related to its NET-36 initiative. Accordingly, the projected investment in NET-36 for 2001 has been reduced and the Company is evaluating its expectations for subsequent years. The Company forecasts that combined capital and operating expenses for 2001 for NET-36 will be in the range of $50 million to $75 million.

      Assuming satellites in development are successfully launched, services on the satellites commence on the schedule currently contemplated and NET-36 is deployed as and when expected, PanAmSat believes that amounts available under its revolving credit facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development and for the deployment of NET-36 for the next twelve months. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites and costs to deploy NET-36 will be correct, or that amounts available under its revolving credit facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, (v) NET-36 technical integration problems, (vi) additional costs associated with NET-36 strategic relationships or (vii) other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, or if Hughes Electronics were to require the Company to use its best efforts to replace the Hughes term loan, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

      Net cash provided by operating activities increased to $117.1 million for the three months ended March 31, 2001, from $77.4 million for the three months ended March 31, 2000. The increase in 2001 was primarily attributable to a reduction in net cash used by operating activities as a result of net changes in working capital items.

      Net cash provided by investing activities was $65.2 million for the three months ended March 31, 2001, compared to net cash used in investing activities of $124.2 million for the three months ended March 31, 2000. The increase in cash provided by investing activities in 2001 was primarily due to the receipt of proceeds from an insurance claim receivable during the three months ended March 31, 2001 and lower capital expenditures for satellite systems under development compared to 2000.

      Net cash used in financing activities decreased to $21.6 million for the three months ended March 31, 2001, from $29.1 million for the three months ended March 31, 2000. The decrease in net cash used in financing activities in 2001 was primarily attributable to lower scheduled repayments of long term debt during 2001 partially offset by the lack of new borrowings in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk - The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed rate net investments in sales-type lease receivable balances would be approximately $30.0 million and $7.1 million, respectively, as of March 31, 2001. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at March 31, 2001 would be a reduction in cash flows of approximately $9.7 million and a reduction in net income of approximately $5.3 million.

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.
10.33.5 Amendment No. 2 to the Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, effective as of December 7, 2000.

10.58.2 Employment Agreement between PanAmSat Corporation and R. Douglas Kahn, dated as of April 1, 2001.

10.67 PanAmSat Corporation Executive Change in Control Severance Agreement between PanAmSat Corporation and Robert A. Bednarek, dated
         January 31, 2001.

10.68 PanAmSat Corporation Executive Change in Control Severance Agreement between PanAmSat Corporation and James W. Cuminale, dated
         January 31, 2001.

10.69 PanAmSat Corporation Executive Change in Control Severance Agreement between PanAmSat Corporation and Thomas E. Eaton, dated
         January 31, 2001.

10.70 PanAmSat Corporation Executive Change in Control Severance Agreement between PanAmSat Corporation and Michael J. Inglese, dated
         January 31, 2001.

     (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PanAmSat Corporation



Date:  May 11, 2001                 /s/ Michael J. Inglese
                                    ----------------------------
                                    Michael J. Inglese
                                    Senior Vice President and
                                    Chief Financial Officer
                                    and a Duly Authorized
                                    Officer of the Company