Form 10-Q
period 2001-06-30
PANAMSAT CORP /NEW/
filed 2001-08-13
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                           Commission File No. 0-22531

                              PanAmSat Corporation
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          95-4607698
 (State or other Jurisdiction of                        (I.R.S.  Employer
  Incorporation or Organization)                         Identification No.)

                       20 Westport Road, Wilton, CT 06897
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 203-210-8000

                     One Pickwick Plaza, Greenwich, CT 06830
                (Previous Address of Principal Executive Offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

As of August 2, 2001, an aggregate of 149,817,285 shares of the Company's Common Stock were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                For the Three Months Ended June 30, 2001 and 2000
                        (In Thousands, Except Share Data)

                                                                              June 30,             June 30,
                                                                                2001                 2000
                                                                             -----------          -----------
REVENUES:
  Operating leases, satellite services and other                                   $ 202,937            $ 192,691
  Outright sales and sales-type leases                                                 5,293              129,558
                                                                            ----------------     ----------------
     Total revenues                                                                  208,230              322,249
                                                                            ----------------     ----------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                             -               40,524
  Depreciation and amortization                                                      101,724               81,618
  Direct operating costs                                                              43,518               36,913
  Selling, general and administrative expenses                                        30,266               23,400
                                                                            ----------------     ----------------
     Total operating costs and expenses                                              175,508              182,455
                                                                            ----------------     ----------------
INCOME FROM OPERATIONS                                                                32,722              139,794

INTEREST EXPENSE, net                                                                 27,543               32,104
                                                                            ----------------     ----------------
INCOME BEFORE INCOME TAXES                                                             5,179              107,690

INCOME TAXES                                                                           2,253               48,461
                                                                            ----------------     ----------------
NET INCOME                                                                         $   2,926            $  59,229
                                                                            ----------------     ----------------
NET INCOME PER COMMON SHARE - basic                                                $    0.02            $    0.40
                                                                            ----------------     ----------------
NET INCOME PER COMMON SHARE - diluted                                              $    0.02            $    0.39
                                                                            ----------------     ----------------
Weighted average common shares outstanding                                       149,763,139          150,005,960
                                                                            ----------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the Six Months Ended June 30, 2001 and 2000
                        (In Thousands, Except Share Data)

                                                                              June 30,             June 30,
                                                                                2001                 2000
                                                                             -----------          -----------
REVENUES:
  Operating leases, satellite services and other                                   $ 402,440            $ 392,718
  Outright sales and sales-type leases                                                11,017              228,635
                                                                            ----------------     ----------------
     Total revenues                                                                  413,457              621,353
                                                                            ----------------     ----------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                             -               85,776
  Depreciation and amortization                                                      200,620              155,285
  Direct operating costs                                                              80,978               68,807
  Selling, general and administrative expenses                                        57,984               44,411
                                                                            ----------------     ----------------
     Total operating costs and expenses                                              339,582              354,279
                                                                            ----------------     ----------------
INCOME FROM OPERATIONS                                                                73,875              267,074

INTEREST EXPENSE, net                                                                 59,851               56,557
                                                                            ----------------     ----------------
INCOME BEFORE INCOME TAXES                                                            14,024              210,517

INCOME TAXES                                                                           6,101               94,733
                                                                            ----------------     ----------------
NET INCOME                                                                         $   7,923           $  115,784
                                                                            ----------------     ----------------
NET INCOME PER COMMON SHARE -  basic and
   diluted                                                                         $    0.05            $    0.77
                                                                            ----------------     ----------------
Weighted average common shares outstanding                                       149,733,287          150,112,916
                                                                            ----------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                 -----------          ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                       $   308,612              $129,345
 Accounts receivable-net                                                              56,027                52,912
 Net investment in sales-type leases                                                  21,184                24,959
 Prepaid expenses and other (principally prepaid insurance)                           48,521                30,360
 Deferred income taxes                                                                 2,767                 3,220
 Insurance claim receivable                                                                -               132,435
                                                                                  -----------          -----------
Total current assets                                                                  437,111              373,231

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                      3,167,280            3,156,944

NET INVESTMENT IN SALES-TYPE LEASES                                                   196,785              221,039

GOODWILL-Net of amortization                                                        2,271,139            2,303,619

DEFERRED CHARGES                                                                      134,876              123,518
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $ 6,207,191          $ 6,178,351
                                                                                  -----------         ------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                 -----------          ------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                          $ 119,659             $ 79,518
 Deferred revenues                                                                    10,907               14,052
                                                                                -------------        -------------
Total current liabilities                                                            130,566               93,570

DUE TO AFFILIATES (merger-related indebtedness)                                    1,725,000            1,725,000

LONG-TERM DEBT                                                                       750,000              796,542

DEFERRED INCOME TAXES                                                                379,099              365,982

DEFERRED CREDITS AND OTHER (principally customer deposits and deferred
   revenue)                                                                          255,904              242,562

                                                                                -------------         ------------

TOTAL LIABILITIES                                                                  3,240,569            3,223,656
                                                                                -------------         ------------

COMMITMENTS AND CONTINGENCIES


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                 -----------          ------------
                                                                                 (Unaudited)
STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value  --  400,000,000
  shares authorized; 149,802,401 and 149,675,117
  outstanding at June 30, 2001 and December 31, 2000,  respectively                    1,498                1,497
 Additional paid-in-capital                                                        2,526,759            2,522,757
 Retained earnings                                                                   438,365              430,441
                                                                                 -----------          -----------
Total stockholders' equity                                                         2,966,622            2,954,695
                                                                                 -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                         $ 6,207,191          $ 6,178,351
                                                                                 -----------          -----------



The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)

                                                                                June 30,             June 30,
                                                                                  2001                 2000
                                                                               -----------          ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                    $   7,923             $ 115,784
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Gross profit on sales and sales-type leases                                          -              (131,407)
 Depreciation and amortization                                                  200,620               155,285
 Deferred income taxes                                                           13,570                84,334
 Amortization of debt issuance costs                                              3,054                 3,054
 Provision for uncollectible receivables                                          7,339                (1,489)
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                           10,339                12,981
       Operating leases and other receivables                                   (10,454)               23,460
       Prepaid expenses and other assets                                        (32,573)              (35,426)
       Accounts payable and accrued liabilities                                  14,117                (3,930)
       Deferred gains and revenues                                               15,362                13,849
                                                                               ------------         ------------
       Net cash provided by operating activities                                229,297               236,495
                                                                               ------------         ------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
                 For the Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)

                                                                                 June 30,             June 30,
                                                                                   2001                 2000
                                                                               ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)                           (161,446)            (208,165)
 Insurance proceeds from satellite recoveries                                     132,435               36,200
                                                                               ------------         ------------
    Net cash used in investing activities                                         (29,011)            (171,965)
                                                                               ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                                     (21,216)             (44,300)
 Repayments of incentive obligations                                               (3,970)              (3,141)
 Stock issued in connection with employee benefit plans                             4,167                9,799
                                                                               ------------         ------------
    Net cash used in financing activities                                         (21,019)             (37,642)
                                                                               ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         179,267               26,888

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    129,345              117,259
                                                                               ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 308,612           $  144,147
                                                                               ------------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash received for interest                                                     $   8,386           $    2,603
                                                                               ------------         ------------
 Cash paid for interest                                                         $  82,079           $   89,894
                                                                               ------------         ------------
 Cash paid for taxes                                                            $     883           $   26,078
                                                                               ------------         ------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2001 and 2000 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

(2) New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which is effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and requires the Company to evaluate the carrying value of goodwill for impairment annually thereafter. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

(3) Satellite Developments

    Reference is made to "Item 1. - Business - Strategy - Expanding the Network and - The Satellite Network" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

    In July 2001, the Company announced that the Galaxy IIIC satellite is scheduled to be launched in the first quarter of 2002. As a result, Galaxy IIIC is expected to commence service in the second quarter of 2002, two quarters later than previously anticipated. The schedule has been revised due to manufacturing delays required to remedy certain issues discovered during factory testing by the manufacturer, Boeing Satellite Systems, Inc. Galaxy IIIC is intended to serve as the replacement for Galaxy IIIR at 95 degrees west longitude. Upon the deployment of Galaxy IIIC, Galaxy IIIR will be moved for service at a new orbital location to be determined.

    Also, in July 2001, the Company commenced service on its PAS-10 satellite that was launched in May 2001. PanAmSat's total fleet of satellites in orbit now stands at 21. PAS-10 succeeded PAS-4 at 68.5 degrees east longitude within the Company's Indian Ocean Region cable neighborhood and it will enable the delivery of new digital and IP-based services across Africa, Asia, Europe and the Indian subcontinent. Upon the deployment of PAS-10, PAS-4 will be moved for service at a new orbital location to be determined.

    In August 2001, the Company announced that it had formed a new joint-venture with Japan's JSAT Corporation ("JSAT") to expand digital services in North America. Through this strategic relationship, called "Horizons," PanAmSat and JSAT will jointly own, develop and market Ku-band video, data and Internet satellite services at 127 degrees west longitude and will share revenues on a 50/50 basis for the Ku-band services. Together PanAmSat and JSAT will invest more than $100 million to develop the Ku-band payload for the new Boeing Satellite Systems, Inc. model 601 HP satellite that is scheduled for launch in late 2002 to 127 degrees west longitude. PanAmSat will separately own, develop and market the C-band capacity on this new satellite as part of the Company's Galaxy cable neighborhood. The C-band payload will replace the Galaxy IX satellite in PanAmSat's domestic U.S. fleet. Galaxy IX will then migrate to a new orbital location where it will continue to provide C-band services as part of PanAmSat's Galaxy fleet.

    During the first quarter of 2001, the Company commenced service on its PAS-1R satellite, which was launched in November 2000. PAS-1R offers expanded and enhanced video and data broadcasting, as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa.

    The Company expects to launch four satellites by early 2003. Galaxy IIIC is scheduled to be launched in the first quarter of 2002. Galaxy VIIIi-R is scheduled to be launched in 2002. The PanAmSat and JSAT joint-venture expects to launch a satellite to 127 degrees west longitude in late 2002. The Company also expects to launch Galaxy XII (a previously announced but unnamed domestic satellite) in late 2002 or early 2003 to 74 degrees west longitude.

(4) Operating Expense Reduction And NET-36 Restructuring Plan

    On July 12, 2001, the Company announced its plans to reduce future operating expenses as a result of the Company's revised revenue expectations. The Company believes that these actions will have the effect of increasing its annualized earnings before interest, taxes, depreciation and amortization ("EBITDA") margin by approximately two percentage points based on current revenue levels. These operating expense reductions will be made in various expense categories Company-wide. In conjunction with this expense reduction plan, the Company will be restructuring its NET-36 organization and will be integrating the NET-36 product with the Company's other value added service offerings. This consolidation will result in a reduction in operating expenses associated with NET-36. Additionally, capital expenditures related to NET-36 will be reduced to reflect current market conditions.

    The Company expects to incur costs of approximately $3 million to $5 million to implement this operating expense reduction and NET-36 restructuring plan. These costs, which are primarily related to employee severance, will be recorded in the third quarter of 2001.

                              PANAMSAT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                     Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                           ----------------------------------- ----------------------------------
                                                               (unaudited; in thousands)           (unaudited, in thousands)
                                                                   2001              2000             2001              2000
                                                                   ----              ----             ----              ----
Operating leases, satellite services and other                  $202,937           $192,691         $402,440          $392,718
Outright sales and sales-type leases                               5,293            129,558           11,017           228,635
Total revenues                                                   208,230            322,249          413,457           621,353
Cost of outright sales and sales-type leases                       -                 40,524            -                85,776
Depreciation and amortization                                    101,724             81,618          200,620           155,285
Direct operating costs                                            43,518             36,913           80,978            68,807
Selling, general and administrative expenses                      30,266             23,400           57,984            44,411
Income from operations                                            32,722            139,794           73,875           267,074
Interest expense, net                                             27,543             32,104           59,851            56,557
Income taxes                                                       2,253             48,461            6,101            94,733

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues - Revenues were $208.2 million for the three months ended June 30, 2001, compared to revenues of $322.2 million for the same period in 2000. This decrease was primarily due to $123.4 million of new sales-type lease transactions completed in the second quarter of 2000 for which there were no comparable transactions in the second quarter of 2001. Total sales and sales-type lease revenues were $5.3 million for the quarter ended June 30, 2001, compared to $129.6 million for the same period in 2000. Operating lease revenues, which were 97 percent of total revenues for the second quarter of 2001, increased by 5 percent to $202.9 million from $192.7 million for the same period in 2000. This increase was primarily due to new direct-to-home video services and growth in Internet-related services. Revenues for the six months ended June 30, 2001 were $413.4 million compared to revenues of $621.4 million for the six months ended June 30, 2000, which included $217.2 million of new outright sales and sales-type leases for which there were no comparable transactions in 2001. Revenues, excluding new sales and sales-type leases, increased by $9.2 million or 2 percent to $413.4 million for the six months ended June 30, 2001 from $404.2 million for the six months ended June 30, 2000. This increase was primarily due to increased operating lease revenues from new direct-to-home video services and growth in Internet-related services. Outright sales and sales-type leases represent substantial long-term commitments for services. However, the net present value of the payments due to the Company over the life of these agreements are recorded as revenues in the period that such services begin. Therefore, revenues from these transactions are subject to greater variation from period to period than are operating lease revenues.

         The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services increased 7 percent to $136.4 million for the three months ended June 30, 2001 compared to $127.1 million for the three months ended June 30, 2000. Operating lease revenues from network services were flat at $52.2 million for second quarter of 2001, as compared to the same period in 2000. For the six months ended June 30, 2001, operating lease revenues from video services were $267.5 million, an increase of 2 percent over $262.9 million for the same period in 2000. The increase in operating lease revenues from video services for both the three and six month periods ended June 30, 2001 is primarily due to new direct-to-home services that commenced in the second half of 2000. Operating lease revenues from network services for the six months ended June 30, 2001 were $106.5 million, an increase of 3 percent from the same period in 2000. The increase in network services revenues for the six month period ended June 30, 2001 was primarily due to growth in data and Internet-related service agreements.

         Cost of Outright Sales and Sales-Type Leases - Cost of outright sales and sales-type leases were $40.5 million for the three months ended June 30, 2000 due to the execution of new sales-type lease agreements during the second quarter of 2000. For the six months ended June 30, 2000, costs of outright sales and sales-type leases were $85.8 million due to the execution of new outright sales and sales-type leases during the first half of 2000. There were no comparable costs for the three month or six month periods ended June 30, 2001.

         Depreciation and Amortization - Depreciation and amortization increased $20.1 million, or 25 percent, to $101.7 million for the three months ended June 30, 2001 from $81.6 million for the same period in 2000. Depreciation and amortization for the six months ended June 30, 2001 increased $45.3 million, or 29 percent, to $200.6 million from $155.3 million for the same period in 2000. The increase in depreciation and amortization for the three and six month periods ended June 30, 2001 is due primarily to depreciation expense associated with the addition of four new satellites placed in service during 2000 and one new satellite placed in service during the first quarter of 2001 and the reduction in the remaining useful life of Galaxy VIII-i, resulting in approximately $15.0 million of additional incremental quarterly depreciation.

         Direct Operating Costs - Direct operating costs increased $6.6 million or 18 percent, to $43.5 million for the three months ended June 30, 2001 from $36.9 million for the same period in 2000. Direct operating costs increased $12.2 million or 18 percent to $81.0 million for the six months ended June 30, 2001 from $68.8 million for the same period in 2000. The three month and six month increases in direct operating costs are primarily related to one-time customer service transition costs, increased repairs and maintenance expenses, additional headcount to support the Company's services and the development of the NET-36 initiative.

         Selling, general and administrative costs increased $6.9 million, or 29 percent, to $30.3 million for the three months ended June 30, 2001 from $23.4 million for the same period in 2000. Selling, general and administrative costs increased $13.6 million, or 31 percent to $58.0 million for the six months ended June 30, 2001 from $44.4 million for the same period in 2000. The three month and six month increases in selling, general and administrative costs are primarily related to the development of the NET-36 initiative and additional headcount to support the Company's services.

         On July 12, 2001, the Company announced its plans to reduce future operating expenses as a result of the Company's revised revenue expectations. The Company believes that these actions will have the effect of increasing its annualized EBITDA margin by approximately two percentage points based on current revenue levels. These operating expense reductions will be made in various expense categories Company-wide. In conjunction with this expense reduction plan, the Company will be restructuring its NET-36 organization and will be integrating the NET-36 product with the Company's other value added service offerings. This consolidation will result in a reduction in operating expenses associated with NET-36. Additionally, capital expenditures related to NET-36 will be reduced to reflect current market conditions.

         The Company expects to incur costs of approximately $3 million to $5 million to implement this expense reduction and NET-36 restructuring plan. These costs, which are primarily related to employee severance, will be recorded in the third quarter of 2001.

         Income from Operations - Income from operations was $32.7 million for the three months ended June 30, 2001 a decrease of $107.1 million or 77 percent, from $139.8 million for the same period in 2000. The decrease in income from operations for the three month period ended June 30, 2001 is due primarily to the gross profit associated with the new sales-type lease agreements that were executed in the second quarter of 2000 for which there were no comparable transactions in 2001 and the increases in direct operating and selling, general and administrative costs and depreciation expense noted above. Income from operations was $73.9 million for the six months ended June 30, 2001, a decrease of $193.2 million or 72 percent, from $267.1 million for the same period in 2000. The decrease in income from operations for the six month period ended June 30, 2001 is due primarily to the gross profit associated with the new outright sales and sales-type lease agreements that were executed in the first half of 2000 for which there were no comparable transactions in 2001 and the increases in direct operating and selling, general and administrative costs and depreciation expense noted above.

         Interest Expense, Net - Interest expense, net was $27.5 million for the three months ended June 30, 2001, a decrease of $4.6 million or 14 percent from $32.1 million for the same period in 2000. The decrease in interest expense, net was due primarily to lower interest expense as a result of decreased interest rates related to the Company's variable rate borrowings, which was partially offset by a reduction in capitalized interest in the three months ended June 30, 2001 due to fewer satellites under construction as compared to the three months ended June 30, 2000. Interest expense, net was $59.9 million for the six months ended June 30, 2001, an increase of $3.3 million or 6 percent from $56.6 million for the same period in 2000. The increase in interest expense, net for the six months ended June 30, 2001 was primarily due to a reduction in capitalized interest for the six months ended June 30, 2001 due to fewer satellites under construction as compared to the six months ended June 30, 2000, which was partially offset by lower interest expense as a result of lower interest rates in 2001.

         Income Taxes - Income taxes were $2.3 million for the three months ended June 30, 2001, a decrease of $46.2 million or 95 percent, from $48.5 million for the three months ended June 30, 2000. Income taxes were $6.1 million for the six months ended June 30, 2001, a decrease of $88.6 million or 94 percent, from $94.7 million for the six months ended June 30, 2000. The decrease in income taxes for the three and six month periods ended June 30, 2001 is due to the items noted above, which resulted in a decrease in taxable income of $102.5 million for the three months ended June 30, 2001, and a decrease in taxable income of $196.5 million for the six months ended June 30, 2001, as well as a decrease in the Company's effective tax rate to 43.5 percent as a result of the greater beneficial effects of the Foreign Sales Corporation ("FSC") replacement legislation known as the Exclusion for Extraterritorial Income.

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

         In July 2001, the Company announced that the Galaxy IIIC satellite is scheduled to be launched in the first quarter of 2002. As a result, Galaxy IIIC is expected to commence service in the second quarter of 2002, two quarters later than previously anticipated. The schedule has been revised due to manufacturing delays required to remedy certain issues discovered during factory testing by the manufacturer, Boeing Satellite Systems, Inc. Galaxy IIIC is intended to serve as the replacement for Galaxy IIIR at 95 degrees west longitude. Upon the deployment of Galaxy IIIC, Galaxy IIIR will be moved for service at a new orbital location to be determined.

         Also, in July 2001, the Company commenced service on its PAS-10 satellite that was launched in May 2001. PanAmSat's total fleet of satellites now stands at 21. PAS-10 succeeds PAS-4 at 68.5 degrees east longitude within the Company's Indian Ocean Region cable neighborhood and it will enable the delivery of new digital and IP-based services across Africa, Asia, Europe and the Indian subcontinent. Upon the deployment of PAS-10, PAS-4 will be moved for service at a new orbital location to be determined.

         In August 2001, the Company announced that it had formed a new joint-venture with Japan's JSAT Corporation ("JSAT") to expand digital services in North America. Through this strategic relationship, called "Horizons," PanAmSat and JSAT will jointly own, develop and market Ku-band video, data and Internet satellite services at 127 degrees west longitude and will share revenues on a 50/50 basis for the Ku-band services. Together PanAmSat and JSAT will invest more than $100 million to develop the Ku-band payload for the new Boeing Satellite Systems, Inc. model 601 HP satellite that is scheduled for launch in late 2002 to 127 degrees west longitude. PanAmSat will separately own, develop and market the C-band capacity on this new satellite as part of the Company's Galaxy cable neighborhood. The C-band payload will replace the Galaxy IX satellite in PanAmSat's domestic U.S. fleet. Galaxy IX will then migrate to a new orbital location where it will continue to provide C-band services as part of PanAmSat's Galaxy fleet.

         During the first quarter of 2001, the Company commenced service on its PAS-1R satellite, which was launched in November 2000. PAS-1R offers expanded and enhanced video and data broadcasting, as well as broadband Internet services throughout the Americas, the Caribbean, Europe and Africa.

         The Company expects to launch four satellites by early 2003. Galaxy IIIC is scheduled to be launched in the first quarter of 2002. Galaxy VIIIi-R is scheduled to be launched in 2002. The PanAmSat and JSAT joint-venture expects to launch a satellite to 127 degrees west longitude in late 2002. The Company expects to launch Galaxy XII (a previously announced but unnamed domestic satellite) in late 2002 or early 2003 at 74 degrees west longitude.

         Financial Condition - The Company has an outstanding term loan in the amount of $1.725 billion from Hughes Electronics Corporation, an affiliate of the Company ("Hughes Electronics"). The term loan matures in June 2003 and bears interest at a rate equal to that of the Company's revolving credit facility discussed below. Hughes Electronics has the right to request that the Company use its best efforts to replace the term loan with another credit facility on terms that may then be available to the Company. As of June 30, 2001, Hughes Electronics had not requested the Company to replace the borrowings. The term loan is subordinate to the $750 million of notes, the revolving credit facility and the commercial paper program discussed below.

         The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances and interest rates for these notes as of June 30, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At June 30, 2001, $750 million was outstanding in relation to these notes.

         In July 1999, in connection with the early buy-out of satellite sale-leasebacks, the Company assumed $124.1 million of variable rate notes, of which $46.5 million was outstanding at June 30, 2001. The weighted average interest rate on the notes was 4.92% at June 30, 2001. These notes mature in January 2002.

         The Company maintains a $500 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at June 30, 2001.

         The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. According to the Company's capital plan, PanAmSat currently expects to spend approximately $450 million to $480 million on capital expenditures during 2001, which will primarily be comprised of costs to construct, insure and launch satellites.

         Assuming satellites in development are successfully launched and services on the satellites commence on the schedule currently contemplated, PanAmSat believes that amounts available under its revolving credit facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites will be correct, or that amounts available under its revolving credit facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses. In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, or if Hughes Electronics were to require the Company to use its best efforts to replace the Hughes term loan, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

         Net cash provided by operating activities decreased to $229.3 million for the six months ended June 30, 2001, from $236.5 million for the six months ended June 30, 2000. The decrease in 2001 was primarily attributable to the increase in direct operating and selling, general and administrative expenses noted above, which was partially offset by the profit earned on additional operating lease revenues recorded in 2001 as compared to 2000.

         Net cash used in investing activities was $29.0 million for the six months ended June 30, 2001, compared to net cash used in investing activities of $172.0 million for the six months ended June 30, 2000. The decrease in net cash used in investing activities in 2001 was primarily due to the receipt of proceeds from an insurance claim receivable during the three months ended March 31, 2001 and lower capital expenditures for satellite systems under development compared to 2000.

         Net cash used in financing activities decreased to $21.0 million for the six months ended June 30, 2001, from $37.6 million for the six months ended June 30, 2000. The decrease in net cash used in financing activities in 2001 was primarily attributable to lower scheduled repayments of long term debt during 2001, partially offset by a reduction in stock issued in connection with employee benefit plans in 2001 as compared to 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk - The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed rate net investments in sales-type lease receivable balances would be approximately $31.5 million and $7.1 million, respectively, as of June 30, 2001. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at June 30, 2001 would be a reduction in cash flows of approximately $7.7 million and a reduction in net income of approximately $4.2 million.

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on June 1, 2001 (the "Annual Meeting"). Three matters were submitted to a vote of the shareholders at the Annual Meeting, each as described in the Company's Proxy Statement. The results of the vote on each matter submitted to shareholders are set forth below in clauses (b), (c) and (d).

(b) The Company's Certificate of Incorporation provides that nominees to the Company's Board of Directors shall be elected to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified. The nine nominees for director, Mr. Michael T. Smith, Ms. Roxanne S. Austin, Mr. Patrick J. Costello, Mr. Dennis F. Hightower, Mr. James M. Hoak, Mr. R. Douglas Kahn, Mr. Stephen R. Kahn, Mr. Jack A. Shaw and Mr. Joseph R. Wright, Jr., were elected by plurality of the votes cast by the holders of the Company's Common Stock voting thereon:

     (A) Mr. Smith: 142,470,733 votes for and 116,555 votes withheld;

     (B) Ms. Austin: 142,469,968 votes for and 117,320 votes withheld;

     (C) Mr. Costello: 142,470,932 votes for and 116,356 votes withheld;

     (D) Mr. Hightower: 142,471,442 votes for and 115,846 votes withheld;

     (E) Mr. Hoak: 142,471,242 votes for and 116,046 votes withheld;

     (F) Mr. R. Douglas Kahn: 142,468,675 votes for and 118,613 votes withheld;

     (G) Mr. Stephen R. Kahn: 142,468,971 votes for and 118,317 votes withheld;

     (H) Mr. Shaw: 142,466,885 votes for and 120,403 votes withheld;

     (I) Mr. Wright: 142,471,742 votes for and 115,546 votes withheld;

(c) A proposal (designated Proposal 2 and set forth in the Company's Proxy Statement), approved by the Board of Directors, to elect Deloitte & Touche LLP as the Company's independent accountants for 2001, was approved by a majority of the votes cast by the holders of the Company's Common Stock voting thereon:
142,260,913 affirmative votes; 89,417 negative votes; 236,958 votes abstained.

(d) A proposal (designated Proposal 3 and set forth in the Company's Proxy Statement), approved by the Board of Directors, to amend and restate the Corporation's Long-Term Stock Incentive Plan, was approved by a majority of the votes cast by the holders of the Company's Common Stock voting thereon:
132,424,713 affirmative votes; 5,302,842 negative votes; 237,479 votes abstained; 4,622,254 broker non-votes.

ITEM 5 - OTHER MATTERS

On June 12, 2001, the Company announced that Jack A. Shaw, Chief Executive Officer of Hughes Electronics Corporation, was appointed to serve as Chairman of the Board of Directors of the Company. Mr. Shaw, who prior to this announcement was a member of the Company's Board of Directors, succeeds Michael T. Smith, who retired as Hughes Chairman and Chief Executive Officer and as the Company's Chairman of the Board of Directors in May 2001. The Company also announced on June 12, 2001 that Eddy W. Hartenstein, Corporate Senior Executive Vice President of Hughes Electronics Consumer Sector, and Michael J. Gaines, Corporate Vice President and Chief Financial Officer of Hughes Electronics Corporation, were appointed to the Company's Board of Directors. Mr. Hartenstein and Mr. Gaines were appointed to PanAmSat's Board of Directors to fill vacancies created by the departure of former Hughes executives prior to 2001.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            10.33.6 Second Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, establised in 1997, effective as of June 1, 2001.

       (b)  Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PanAmSat Corporation



Date:  August 13, 2001                      /s/ Michael J. Inglese
                                            ----------------------------
                                            Michael J. Inglese
                                            Senior Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company