Form 10-Q
period 2001-09-30
PANAMSAT CORP /NEW/
filed 2001-10-26
CIK 1037388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

                       YES X                        NO

As of October 23, 2001, an aggregate of 149,847,692 shares of the Company's Common Stock were outstanding.

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995


This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat Corporation ("PanAmSat" or the "Company") due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risks of government regulation, (iii) risks of doing business internationally, (iv) risks of uninsured loss, (v) risks associated with Internet businesses, (vi) risks of inadequate access to capital for growth and
(vii) risks associated with the Company's planned refinancing. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             For the Three Months Ended September 30, 2001 and 2000
                        (In Thousands, Except Share Data)

                                                                                   September 30,       September 30,
                                                                                       2001                2000
                                                                                   ------------        ------------
REVENUES:
  Operating leases, satellite services and other                                   $ 202,006            $ 190,796
  Outright sales and sales-type leases                                                50,943                8,531
                                                                                ------------         ------------
     Total revenues                                                                  252,949              199,327
                                                                                ------------         ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                        12,766                    -
  Depreciation and amortization                                                      104,123               83,534
  Direct operating costs                                                              33,408               40,231
  Selling, general and administrative expenses                                        33,627               23,606
  Severance costs                                                                      6,892                    -
                                                                                ------------         ------------
     Total operating costs and expenses                                              190,816              147,371
                                                                                ------------         ------------
INCOME FROM OPERATIONS                                                                62,133               51,956

INTEREST EXPENSE, net                                                                 27,616               35,132
                                                                                ------------         ------------
INCOME BEFORE INCOME TAXES                                                            34,517               16,824

INCOME TAXES                                                                          15,014                7,571
                                                                                ------------         ------------
NET INCOME                                                                         $  19,503            $   9,253
                                                                                ------------         ------------
NET INCOME PER COMMON SHARE - basic
   and diluted                                                                     $    0.13            $    0.06
                                                                                ------------         ------------
Weighted average common shares outstanding                                       149,825,000          149,743,000
                                                                            ----------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              For the Nine Months Ended September 30, 2001 and 2000
                        (In Thousands, Except Share Data)

                                                                                   September 30,        September 30,
                                                                                       2001                 2000
                                                                                   ------------         ------------
REVENUES:
  Operating leases, satellite services and other                                   $ 604,446            $ 583,514
  Outright sales and sales-type leases                                                61,960              237,166
                                                                                ------------         ------------
     Total revenues                                                                  666,406              820,680
                                                                                ------------         ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                                        12,766               85,776
  Depreciation and amortization                                                      304,743              238,819
  Direct operating costs                                                             114,386              109,037
  Selling, general and administrative expenses                                        91,611               68,017
  Severance costs                                                                      6,892                    -
                                                                                ------------         ------------
     Total operating costs and expenses                                              530,398              501,649
                                                                                ------------         ------------
INCOME FROM OPERATIONS                                                               136,008              319,031

INTEREST EXPENSE, net                                                                 87,467               91,689
                                                                                ------------         ------------
INCOME BEFORE INCOME TAXES                                                            48,541              227,342

INCOME TAXES                                                                          21,115              102,304
                                                                                ------------         ------------
NET INCOME                                                                         $  27,426            $ 125,038
                                                                                ------------         ------------
NET INCOME PER COMMON SHARE -  basic and
   diluted                                                                         $    0.18            $    0.83
                                                                                ------------         ------------
Weighted average common shares outstanding                                       149,763,000          150,153,000
                                                                            ----------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In Thousands, Except Share Data)

                                                                                    September 30,         December 31,
                                                                                        2001                 2000
                                                                                    ------------         ------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                        $   359,075          $   129,345
 Accounts receivable-net                                                               48,806               52,912
 Net investment in sales-type leases                                                   24,254               24,959
 Prepaid expenses and other (principally prepaid insurance)                            38,181               30,360
 Deferred income taxes                                                                  2,886                3,220
 Insurance claim receivable                                                                 -              132,435
                                                                                  -----------          -----------
Total current assets                                                                  473,202              373,231

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                                      3,150,146            3,156,944

NET INVESTMENT IN SALES-TYPE LEASES                                                   233,475              221,039

GOODWILL-Net of amortization                                                        2,254,899            2,303,619

DEFERRED CHARGES                                                                      141,393              123,518
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $ 6,253,115          $ 6,178,351
                                                                                  -----------          -----------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
              CONSOLIDATED BALANCE SHEETS - (UNAUDITED)-(continued)
                        (In Thousands, Except Share Data)


                                                                                  September 30,         December 31,
                                                                                      2001                  2000
                                                                                  -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                         $  113,555           $   79,518
 Deferred revenues                                                                    13,093               14,052
                                                                                ------------         ------------
Total current liabilities                                                            126,648               93,570

DUE TO AFFILIATES                                                                  1,725,000            1,725,000
   (merger-related
   indebtedness)

LONG-TERM DEBT                                                                       750,000              796,542

DEFERRED INCOME TAXES                                                                394,107              365,982

DEFERRED CREDITS AND OTHER (principally customer deposits and deferred
   revenue)                                                                          269,844              242,562

                                                                                ------------         ------------

TOTAL LIABILITIES                                                                 $3,265,599           $3,223,656
                                                                                ------------         ------------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
              CONSOLIDATED BALANCE SHEETS - (UNAUDITED)-(continued)
                        (In Thousands, Except Share Data)


                                                                              September 30,         December 31,
                                                                                  2001                  2000
                                                                              ------------          -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value -- 400,000,000
  shares authorized; 149,840,500 and 149,675,117
  outstanding at September 30, 2001 and December 31,
  2000, respectively                                                          $     1,498          $     1,497
 Additional paid-in-capital                                                     2,528,151            2,522,757
 Retained earnings                                                                457,867              430,441
                                                                              -----------          -----------
Total stockholders' equity                                                      2,987,516            2,954,695
                                                                              -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                      $ 6,253,115          $ 6,178,351
                                                                              -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                                             September 30,            September 30,
                                                                                 2001                     2000
                                                                             ------------             -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                   $   27,426              $  125,038
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Gross profit on sales and sales-type leases                                    (32,715)               (134,178)
 Depreciation and amortization                                                  304,743                 238,819
 Deferred income taxes                                                           28,459                 101,255
 Amortization of debt issuance costs                                              4,581                   4,581
 Provision for uncollectible receivables                                         15,339                  (1,894)
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                           16,060                  18,612
       Operating leases and other receivables                                   (11,233)                 18,420
       Prepaid expenses and other assets                                        (30,278)                (63,262)
       Accounts payable and accrued liabilities                                   8,257                  (7,023)
       Deferred gains and revenues                                               30,429                  23,464
                                                                             -----------             -----------
       Net cash provided by operating activities                             $  361,068              $  323,832
                                                                             -----------             -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
              For the Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                                                  September 30,        September 30,
                                                                                      2001                 2000
                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)                         $    (241,654)       $   (317,585)
 Insurance proceeds from satellite recoveries                                        132,435              36,200
                                                                               -------------        -------------
    Net cash used in investing activities                                           (109,219)           (281,385)
                                                                               -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                                        (21,216)            (56,421)
 Repayments of incentive obligations                                                  (6,400)             (4,905)
 Stock issued in connection with employee benefit plans                                5,497              10,239
                                                                               -------------        -------------
    Net cash used in financing activities                                            (22,119)            (51,087)
                                                                               -------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 229,730              (8,640)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       129,345             117,259
                                                                               -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     359,075        $    108,619
                                                                               -------------        -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash received for interest                                                    $      11,985        $      4,867
                                                                               -------------        -------------
 Cash paid for interest                                                        $     127,369        $    149,091
                                                                               -------------        -------------
 Cash received for taxes                                                       $       7,396        $          0
                                                                               -------------        -------------
 Cash paid for taxes                                                           $       1,799        $     28,981
                                                                               -------------        -------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2001 and 2000 have been made. Certain prior period amounts have been reclassified to conform with the current year's presentation. Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, adoption of this statement will have on its financial position or results of operations.

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

     In September 2001, the Company announced that the PAS-7 Indian Ocean Region satellite had experienced a reduction of approximately 25 percent of its power capacity as a result of a technical difficulty with one of the spacecraft's solar arrays. However, the Company's customers have been unaffected by this difficulty and the Company expects that the satellite will continue to serve its existing customers.

     PAS-7 is an FS 1300 model satellite built by Space Systems/Loral that carries 14 C-band and 30 Ku-band transponders serving Europe, the Middle East, Africa, and Asia from 68.5 degrees east longitude. In accordance with the insurance policy maintained on this satellite, the Company filed a proof of loss with the insurers in relation to this anomaly on October 17, 2001. This insurance policy is in the approximate amount of $250 million and includes a provision for the Company to share future revenues on the satellite with the insurers if the proof of loss is accepted. The Company is closely monitoring the satellite to ensure that it continues to meet the needs of the customers that it serves. The Company is also working with the satellite manufacturer to determine the long-term implications to the satellite. The Company does not expect a material impact on 2001 revenues as a result of the difficulty on the PAS-7 satellite.

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

     In July 2001, the Company announced that the Galaxy IIIC satellite is scheduled to be launched in the first quarter of 2002. As a result, Galaxy IIIC is expected to commence service in the second quarter of 2002, two quarters later than previously anticipated. The schedule was revised due to manufacturing delays required to remedy certain issues discovered during factory testing by the manufacturer, Boeing Satellite Systems, Inc. Galaxy IIIC is intended to serve as the replacement for Galaxy IIIR at 95 degrees west longitude. Upon the deployment of Galaxy IIIC, Galaxy IIIR will be moved for service at a new orbital location to be determined.

     Also, in July 2001, the Company commenced service on its PAS-10 satellite that was launched in May 2001. PanAmSat's total fleet of satellites in orbit now stands at 21. PAS-10 succeeded PAS-4 at 68.5 degrees east longitude in the Company's Indian Ocean Region cable neighborhood and it will enable the delivery of new digital and IP-based services across Africa, Asia, Europe and the Indian subcontinent. Upon the deployment of PAS-10, PAS-4 was moved to 72 degrees east longitude for service.

     The Company expects to launch four satellites by early 2003. Galaxy IIIC is scheduled to be launched in the first quarter of 2002. Galaxy VIIIi-R is scheduled to be launched in the third quarter of 2002 to 95 degrees west longitude. The PanAmSat and JSAT joint-venture expects to launch a satellite to 127 degrees west longitude in late 2002. The Company also expects to launch Galaxy XII in late 2002 or early 2003 to 74 degrees west longitude.

     Eight of the Company's satellites are either fully self-insured or insured with significant exclusions as of September 30, 2001. The net book value of these self-insured satellites and the significant exclusions as of September 30, 2001 aggregated $671 million.

(4)  Severance Costs

     On July 12, 2001, the Company announced its plans to reduce future operating expenses Company-wide as a result of revised revenue expectations. In conjunction with this expense reduction plan, the Company began restructuring its NET-36 organization and began integrating the NET-36 product (now called Web Cast Services) with the Company's other value added service offerings.

     The Company incurred severance costs of approximately $3.8 million during the quarter ended September 30, 2001 to implement this operating expense reduction and NET-36 restructuring plan. These severance costs were primarily related to employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with this reduction in workforce of 123 employees.

     The Company also incurred additional severance costs of approximately $3.1 million during the quarter ended September 30, 2001 related to the resignation in August 2001 of the Company's former Chief Executive Officer. These severance costs were primarily related to employee compensation and employee benefits.

     Total severance costs for the quarter ended September 30, 2001 were $6.9 million. The remaining accrual related to these severance costs at September 30, 2001 was approximately $5.3 million.

(5)  The Hughes Term Loan

     The Company has an outstanding term loan in the amount of $1.725 billion (the "Term Loan") from Hughes Electronics Corporation, an affiliate of the Company ("Hughes "). The Term Loan matures in June 2003 and bears interest at a rate equal to that of the Company's revolving credit facility. The Term Loan is subordinate to the $750 million of notes, the revolving credit facility and the commercial paper program. Hughes has the right to request that the Company use its best efforts to replace the Term Loan with another credit facility on terms that may then be available to the Company. On October 15, 2001, in accordance with the Loan Agreement dated May 15, 1997 between Hughes and the Company, as amended, Hughes requested that the Company use its best efforts to replace the Term Loan in order to repay the principal amount outstanding under the Term Loan plus any accrued and unpaid interest. The Term Loan has been in place since the merger between Hughes and PanAmSat in 1997. The Company intends to refinance the Term Loan with long-term borrowings, however, no time frame has been set for these transactions and there is no assurance that they will occur. Additionally, the refinancing of the Term Loan, if successful, could result in increased costs to the Company, including higher annual interest expense.

(6)  Interest Expense-Net

     Interest expense for the three months ended September 30, 2001 and 2000 is recorded net of capitalized interest of $4.0 million and $11.5 million, respectively and interest income of $3.6 million and $2.3 million, respectively. Interest expense for the nine months ended September 30, 2001 and 2000 is recorded net of capitalized interest of $19.4 million and $45.1 million, respectively, and interest income of $12.0 million and $4.9 million, respectively.

(7)  Revenue By Service Type

     PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, DTH providers and telecommunications companies worldwide. For the three months ended September 30, 2001 and 2000, PanAmSat's revenues were $253.0 million and $199.3 million, respectively, and for the nine months ended September 30, 2001 and 2000, PanAmSat's revenues were $666.4 million and $820.7 million, respectively. These revenues were derived from the following service areas:


                           Percentage of Revenues    Percentage of Revenues
                                3 months ended           9 months ended
                           9/30/01        9/30/00    9/30/01        9/30/00
                           -------------------------------------------------
     Services:
     ---------
     Video Services          72%            69%         69%           70%
     Network Services        22%            24%         24%           25%
     Other Services           6%             7%          7%            5%
                           ------         ------      ------        ------
       Total:               100%           100%        100%          100%
                           ------         ------      ------        ------


(8)  Evaluation of Long-lived Assets

     The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments).

     The Company evaluates potential impairment loss relating to enterprise level goodwill by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying asset (excluding interest charges). If the undiscounted future cash flows were less than the unamortized carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the amount by which the carrying amount of the asset exceeds the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     The Company evaluates long-lived assets, such as satellites and other property and equipment for impairment in a similar manner. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

                              PANAMSAT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                                     Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                             -------------------------------    -------------------------------
                                                                (unaudited; in thousands)          (unaudited, in thousands)
                                                                  2001              2000             2001             2000
                                                                  ----              ----             ----             ----
Operating leases, satellite services and other                $ 202,006         $ 190,796         $ 604,446        $ 583,514
Outright sales and sales-type leases                             50,943             8,531            61,960          237,166
Total revenues                                                  252,949           199,327           666,406          820,680
Cost of outright sales and sales-type leases                     12,766             -                12,766           85,776
Depreciation and amortization                                   104,123            83,534           304,743          238,819
Direct operating costs                                           33,408            40,231           114,386          109,037
Selling, general and administrative expenses                     33,627            23,606            91,611           68,017
Severance costs                                                   6,892             -                 6,892               -
Income from operations                                           62,133            51,956           136,008          319,031
Interest expense, net                                            27,616            35,132            87,467           91,689
Income taxes                                                     15,014             7,571            21,115          102,304

Net income per common share-basic and diluted                 $    0.13         $    0.06         $    0.18         $   0.83

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues - Revenues were $253.0 million for the three months ended September 30, 2001, compared to revenues of $199.3 million for the same period in 2000. This increase was primarily due to $45.5 million of new sales-type lease revenue recorded in the third quarter of 2001 for which there was no comparable revenue in the third quarter of 2000. Total sales and sales-type lease revenues were $50.9 million for the quarter ended September 30, 2001, compared to $8.5 million for the same period in 2000. Included within total sales and sales-type lease revenues for the quarter ended September 30, 2001 and 2000 was interest income related to sales-type leases of $5.5 million and $6.5 million, respectively. Operating lease revenues, which were 80 percent of total revenues for the third quarter of 2001, increased by 6 percent to $202.0 million from $190.8 million for the same period in 2000. This increase was primarily due to new direct-to-home video services and growth in Internet-related services. Revenues for the nine months ended September 30, 2001 were $666.4 million compared to revenues of $820.7 million for the nine months ended September 30, 2000. The primary reason for this decrease was $219.2 million of new outright sales and sales-type lease revenue in 2000 compared to $45.5 million of new sales-type lease revenue in 2001. Included within total sales and sales-type lease revenues for the nine months ended September 30, 2001 and 2000 was interest income related to sales-type leases of $16.5 million and $18.0 million, respectively. Operating lease revenues were $604.4 million or 91 percent of total revenues for the nine months ended September 30, 2001 compared to $583.5 million or 71 percent of total revenues for the same period in 2000. Revenues, excluding new sales and sales-type leases, increased by $19.4 million or 3 percent to $620.9 million for the nine months ended September 30, 2001 from $601.5 million for the nine months ended September 30, 2000. This increase was primarily due to increased operating lease revenues from new direct-to-home video services and growth in Internet related services. Outright sales and sales-type leases represent substantial long-term commitments for services. The net present value of the payments due to the Company over the life of these agreements are recorded as revenues in the period that such services begin. Therefore, revenues from these transactions are subject to greater variation from period to period than are operating lease revenues.

     The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services increased 2 percent to $132.3 million for the three months ended September 30, 2001 compared to $129.5 million for the three months ended September 30, 2000. The increase in operating lease revenue for the three months ended September 30, 2001 is due primarily to new direct-to-home services that commenced late in the third quarter of 2000 and other video services. Operating lease revenues from network services increased 17 percent to $55.6 million for the third quarter of 2001, as compared to $47.6 million during the same period in 2000, primarily due to growth in data and Internet-related services. For the nine months ended September 30, 2001, operating lease revenues from video services were $399.7 million, an increase of 2 percent over $392.4 million for the same period in 2000. The increase in operating lease revenues from video services for the nine months ended September 30, 2001 is primarily due to new direct-to-home services that commenced late in the third quarter of 2000. Operating lease revenues from network services for the nine months ended September 30, 2001 were $162.1 million, an increase of 7 percent from $150.8 million during the same period in 2000. The increase in network services revenues for the nine months ended September 30, 2001 is primarily due to growth in Internet-related service agreements.

     Cost of Outright Sales and Sales-Type Leases - Cost of outright sales and sales-type leases were $12.8 million for the three months ended September 30, 2001 due to the commencement of a new sales-type lease agreement during the third quarter of 2001. There were no comparable costs for the three months ended September 30, 2000 since there were no new sales-type leases recorded in that period. For the nine months ended September 30, 2001, costs of outright sales and sales-type leases were $12.8 million compared to $85.8 million for the same period in 2000 primarily due to the greater number of outright sales and sales-type lease agreements recorded in 2000 than in 2001.

     Depreciation and Amortization - Depreciation and amortization increased $20.6 million, or 25 percent, to $104.1 million for the three months ended September 30, 2001 from $83.5 million for the same period in 2000. Depreciation and amortization for the nine months ended September 30, 2001 increased $65.9 million, or 28 percent, to $304.7 million from $238.8 million for the same period in 2000. The increase in depreciation and amortization for the three and nine month periods ended September 30, 2001 is due primarily to depreciation expense associated with the addition of four new satellites placed in service during 2000 and two new satellites placed in service during 2001. Also, the reduction in the remaining useful life of the Galaxy VIIIi satellite resulted in approximately $15.0 million of additional quarterly depreciation contributing to higher depreciation for both the three and nine months ended September 30, 2001.

     Direct Operating Costs - Direct operating costs decreased $6.8 million or 17 percent, to $33.4 million for the three months ended September 30, 2001 from $40.2 million for the same period in 2000. This decrease is due primarily to reduced engineering and third party expenses associated with the NET-36 initiative and other reduced expenses including travel and consulting costs. Direct operating costs increased $5.4 million or 5 percent to $114.4 million for the nine months ended September 30, 2001 from $109.0 million for the same period in 2000. The increase in direct operating costs for the nine month period is primarily related to additional headcount to support the Company's services, customer service transition costs, increased repairs and maintenance expenses, and the development of the NET-36 initiative.

     Selling, General and Administrative Expenses - Selling, general and administrative costs increased $10.0 million, or 42 percent, to $33.6 million for the three months ended September 30, 2001 from $23.6 million for the same period in 2000. Selling, general and administrative costs increased $23.6 million, or 35 percent to $91.6 million for the nine months ended September 30, 2001 from $68.0 million for the same period in 2000. The three month and nine month increases in selling, general and administrative costs are primarily related to increased bad debt expense, the development of the NET-36 initiative and additional headcount to support the Company's services.

     Severance Costs - Severance costs were $6.9 million for the three and nine months ended September 30, 2001. Of this $6.9 million, approximately $3.8 million relates to severance costs associated with the Company's expense reduction and NET-36 restructuring plan that was announced on July 12, 2001 and approximately $3.1 million relates to costs associated with the resignation in August 2001 of the former Chief Executive Officer of PanAmSat. There were no comparable costs for the three and nine month periods ended September 30, 2000.

     Income from Operations - Income from operations was $62.1 million for the three months ended September 30, 2001 an increase of $10.1 million or 20 percent, from $52.0 million for the same period in 2000. The increase in income from operations for the three month period ended September 30, 2001 is due primarily to the gross profit associated with the new sales-type lease agreement that was executed in the third quarter of 2001 for which there were no comparable transactions in 2000 and the increase in operating lease revenue from 2000 to 2001. Income from operations was $136.0 million for the nine months ended September 30, 2001, a decrease of $183.0 million or 57 percent, from $319.0 million for the same period in 2000. The decrease in income from operations for the nine month period ended September 30, 2001 is due primarily to the gross profit associated with the $219.2 million of new outright sales and sales-type lease agreements that were executed during the nine months ended September 30, 2000 compared to $45.5 million related to a new sales-type lease agreement executed during the same period in 2001. Also contributing to this decrease in income from operations, were higher direct operating and selling, general and administrative costs and depreciation expenses in the nine months ended September 30, 2001 as compared to the same period in 2000.

     Interest Expense, Net - Interest expense, net was $27.6 million for the three months ended September 30, 2001, a decrease of $7.5 million or 21 percent from $35.1 million for the same period in 2000. Interest expense, net was $87.5 million for the nine months ended September 30, 2001, a decrease of $4.2 million or 5 percent from $91.7 million for the same period in 2000. The decrease in interest expense, net for the three and nine months ended September 30, 2001 was due primarily to decreased interest expense as a result of lower interest rates related to the Company's variable rate borrowings, which was partially offset by a reduction in capitalized interest due to fewer satellites under construction during the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000.

     Income Taxes - Income taxes were $15.0 million for the three months ended September 30, 2001, an increase of $7.4 million or 98 percent, from $7.6 million for the three months ended September 30, 2000. The increase in income taxes is primarily a result of increased income from operations as noted above which resulted in an increase in taxable income of $17.7 million for the three months ended September 30, 2001. Income taxes were $21.1 million for the nine months ended September 30, 2001, a decrease of $81.2 million or 79 percent, from $102.3 million for the nine months ended September 30, 2000. The decrease in income taxes for the nine month period ended September 30, 2001 is due to the decreased income from operations as noted above, which resulted in a decrease in taxable income of $178.8 million for the nine months ended September 30, 2001, as well as a decrease in the Company's effective tax rate to 43.5 percent as a result of the greater beneficial effects of the Foreign Sales Corporation ("FSC") replacement legislation known as the Exclusion for Extraterritorial Income.

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

     In September 2001, the Company announced that the PAS-7 Indian Ocean Region satellite had experienced a reduction of approximately 25 percent of its power capacity as a result of a technical difficulty with one of the spacecraft's solar arrays. However, the Company's customers have been unaffected by this difficulty and the Company expects that the satellite will continue to serve its existing customers. PAS-7 is an FS 1300 model satellite built by Space Systems/Loral that carries 14 C-band and 30 Ku-band transponders serving Europe, the Middle East, Africa, and Asia from 68.5 degrees east longitude. In accordance with the insurance policy maintained on this satellite, the Company filed a proof of loss with the insurers in relation to this anomaly on October 17, 2001. This insurance policy is in the approximate amount of $250 million and includes a provision for the Company to share future revenues on the satellite with the insurers if the proof of loss is accepted. The Company is closely monitoring the satellite to ensure that it continues to meet the needs of the customers that it serves. The Company is also working with the satellite manufacturer to determine the long-term implications to the satellite. The Company does not expect a material impact on 2001 revenues as a result of the difficulty on the PAS-7 satellite.

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

     Also in July 2001, the Company commenced service on its PAS-10 satellite that was launched in May 2001. PanAmSat's total fleet of satellites now stands at 21. PAS-10 succeeded PAS-4 at 68.5 degrees east longitude in the Company's Indian Ocean Region cable neighborhood and it will enable the delivery of new digital and IP-based services across Africa, Asia, Europe and the Indian subcontinent. Upon the deployment of PAS-10, PAS-4 was moved to 72 degrees east longitude for service.

     The Company expects to launch four satellites by early 2003. Galaxy IIIC is scheduled to be launched in the first quarter of 2002. Galaxy VIIIi-R is scheduled to be launched in the third quarter of 2002 to 95 degrees west longitude. The PanAmSat and JSAT joint-venture expects to launch a satellite to 127 degrees west longitude in late 2002. The Company expects to launch Galaxy XII in late 2002 or early 2003 at 74 degrees west longitude.

     Eight of the Company's satellites are either fully self-insured or insured with significant exclusions as of September 30, 2001. The net book value of these self-insured satellites and the significant exclusions as of September 30, 2001 aggregated $671 million.

Financial Condition

     The Company has an outstanding term loan in the amount of $1.725 billion (the "Term Loan") from Hughes Electronics Corporation, an affiliate of the Company ("Hughes"). The Term Loan matures in June 2003 and bears interest at a rate equal to that of the Company's revolving credit facility discussed below. The Term Loan is subordinate to the $750 million of notes, the revolving credit facility and the commercial paper program discussed below. Hughes has the right to request that the Company use its best efforts to replace the Term Loan with another credit facility on terms that may then be available to the Company. On October 15, 2001, in accordance with the Loan Agreement dated May 15, 1997 between Hughes and the Company, as amended, Hughes requested that the Company use its best efforts to replace the Term Loan in order to repay the principal amount outstanding under the Term Loan plus any accrued and unpaid interest. The Term Loan has been in place since the merger between Hughes and PanAmSat in 1997. The Company intends to refinance the Term Loan with long-term borrowings, however, no time frame has been set for these transactions and there is no assurance that they will occur. Additionally, the refinancing of the Term Loan, if successful, could result in increased costs to the Company, including higher annual interest expense.


     The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances and interest rates for these notes as of September 30, 2001 were $200 million at 6.0%, $275 million at 6.125%, $150 million at 6.375% and $125 million at $6.875%, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At September 30, 2001, $750 million was outstanding in relation to these notes.

     In July 1999, in connection with the early buy-out of satellite sale-leasebacks, the Company assumed $124.1 million of variable rate notes, of which $46.5 million was outstanding at September 30, 2001. The weighted average interest rate on the notes was 4.92% at September 30, 2001. These notes mature in January 2002.

     The Company maintains a $500 million multi-year revolving credit facility that provides for short-term and long-term borrowings and a $500 million commercial paper program. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread based on PanAmSat's credit rating. The multi-year revolving credit facility provides for a commitment through December 24, 2002. Borrowings under the credit facility and commercial paper program are limited to $500 million in the aggregate. No amounts were outstanding under either the multi-year revolving credit facility or the commercial paper program at September 30, 2001.

     The significant cash outlays for the Company will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. PanAmSat currently expects to spend approximately $320 million to $350 million on capital expenditures during 2001, which will primarily be comprised of costs to construct, insure and launch satellites.

     Assuming satellites under development are successfully launched and services on the satellites commence on the schedule currently contemplated , PanAmSat believes that amounts available under its revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites will be correct, or that amounts available under its revolving credit facility, vendor financing, future cash flow from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses. As a result of the request by Hughes that the Company use its best efforts to replace the Hughes Term Loan, the Company is required to use its best efforts to obtain refinancing. The ability of PanAmSat to obtain refinancing is subject to the terms of PanAmSat's outstanding indebtedness as well as the ability of the Company to obtain such refinancing on terms considered reasonable by the Company.

     In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur such additional indebtedness, the ability of PanAmSat to incur any such additional indebtedness would also be subject to the terms of PanAmSat's outstanding indebtedness. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

     Net cash provided by operating activities increased to $361.1 million for the nine months ended September 30, 2001, from $323.8 million for the nine months ended September 30, 2000. The increase in 2001 was primarily attributable to: (1) higher profit earned on $20.9 million of additional operating lease revenues recorded in 2001 as compared to 2000; (2) the decrease in cash used within prepaid expenses and other of $33.0 million primarily resulting from a decrease in prepaid in-orbit insurance related to fewer satellites placed in-service in 2001 as compared to 2000; and (3) an increase in cash provided within accounts payable and accrued expenses of $15.3 million primarily resulting from the timing of payments to vendors. These increases in cash provided by operating activities were partially offset by an increase in cash used within operating leases and other receivables of $29.7 million as a result of the effects on cash flows of the changes in accounts receivable.

     Net cash used in investing activities was $109.2 million for the nine months ended September 30, 2001, compared to net cash used in investing activities of $281.4 million for the nine months ended September 30, 2000. The decrease in net cash used in investing activities in 2001 was primarily due to the receipt of $96.2 million of additional proceeds from insurance claims during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 and a reduction in capital expenditures for satellite systems under development in 2001 of $83.3 million as compared to 2000.

     Net cash used in financing activities decreased to $22.1 million for the nine months ended September 30, 2001, from $51.1 million for the nine months ended September 30, 2000. The decrease in net cash used in financing activities in 2001 was primarily attributable to lower scheduled repayments of long term debt during 2001, partially offset by a reduction in stock issued in connection with employee benefit plans in 2001 as compared to 2000.

Market Risk
-----------

     The Company manages its exposure to market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The objective of the Company's policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. The Company evaluates its exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. The Company utilizes this information to determine its own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that the Company may face. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

     The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the year for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

     o For the Company's sales-type leases, a discount rate based on a 30-year bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

     o For the Company's fixed rate public debt, the current market rate of each public debt instrument is applied to each principal amount to arrive at a current yield to maturity for each public debt instrument as of the end of the year. The current market rate is then reduced by a factor of 10% and this revised market rate is applied to the principal amount of each public debt instrument to arrive at a yield to maturity based on the adverse interest rate change. The two yields to maturity are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

     o For the Company's variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the year is applied to the applicable principal outstanding at the end of the year to determine an annual interest expense based on year-end rates and principal balances. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two annual interest expenses calculated represents the reduction in annual cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on the Company's effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

     The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. The Company believes that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

     The Company has not experienced any material changes in interest rate exposures during the nine months ended September 30, 2001. Based upon economic conditions and leading market indicators at September 30, 2001, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

     The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed rate net investments in sales-type lease receivable balances would be approximately $33.8 million and $7.3 million, respectively, as of September 30, 2001. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at September 30, 2001 would be a reduction in cash flows of approximately $6.3 million and a reduction in net income of approximately $3.5 million.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

                              PANAMSAT CORPORATION


                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.71 Employment Agreement between PanAmSat Corporation and Joseph R. Wright, Jr., dated as of August 20, 2001. *

     (b) Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K, dated August 14, 2001, in respect of the Company's announcement that it had elected Joseph
         R. Wright, Jr. as its President and Chief Executive Officer.





















--------------------------------------------------------------------------------
*Exhibit indicated is an executive contract.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PanAmSat Corporation



Date:  October 26, 2001                     /s/ Michael J. Inglese
                                            ----------------------------
                                            Michael J. Inglese
                                            Senior Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company