Form 10-K405
period 2001-12-31
PANAMSAT CORP /NEW/
filed 2002-03-11
CIK 1037388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 0-22531

                             ---------------------

                              PANAMSAT CORPORATION
             (Exact name of registrant as specified in its charter)

                             ---------------------

                        DELAWARE                                                95-4607698
            (State or other jurisdiction of                                  (I.R.S. Employer
             incorporation or organization)                                Identification No.)

                  20 WESTPORT ROAD, WILTON, CONNECTICUT 06897
                    (Address of principal executive offices)

                             ---------------------

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (203) 210-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                             ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 5, 2002, the registrant had outstanding 149,883,109 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $647,522,317.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation scheduled to be held on May 31, 2002 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof. Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms "we", "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance,
(ii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to the Company's Internet-related business, (ix) risks associated with the Company's recently completed refinancing and other indebtedness, (x) risks related to control by our majority stockholder and (xi) litigation. Such risk factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." PanAmSat cautions that the foregoing list of important factors is not exclusive. Further, PanAmSat operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

ITEM 1.  BUSINESS

                                    OVERVIEW

     We are a leading global facilities-based provider of video, broadcasting and network services through satellites. We lease transponder capacity on our satellites, which we own and operate, and deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home ("DTH") television operators, Internet Service Providers ("ISPs"), telecommunications companies and other corporations. Our customers consist of some of the world's leading media and communications companies, including AOL Time Warner (which includes Home Box Office and Turner Broadcasting System), the BBC, News Corp. (Fox Family of Channels), Sony, Viacom and The Walt Disney Company (which includes ABC and ESPN). We operate in the most mature segment of the satellite communications business, characterized by steady and predictable revenue streams, strong cash flows from operations, substantial revenue backlog and high barriers to entry.

     With 21 satellites in orbit that include approximately 870 36 MHz equivalent transponders, we have one of the world's largest commercial geostationary earth orbit ("GEO") satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We operate our 21 satellites in 16 orbital slots. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We own teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating our fleet. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

     PanAmSat was formed on May 16, 1997 by the merger and consolidation (the "Merger") of PanAmSat Corporation and the Galaxy satellite service operations ("Galaxy") of Hughes Communications, Inc. (a subsidiary of Hughes Electronics Corporation ("Hughes Electronics")). Both PanAmSat and Hughes Electronics, through Galaxy, were pioneers in the satellite-based distribution of video. Prior to the formation of PanAmSat and Galaxy, communications satellites were used primarily by governments and telephone companies for voice communications and international telephony services. PanAmSat and Galaxy pursued similar missions to leverage the broadcasting capabilities of GEO satellites to serve the needs of video broadcasters. In 1983, the first Galaxy satellite, Galaxy I, was launched, becoming the basis for the first United States satellite cable neighborhood. In the following year, Rene Anselmo founded PanAmSat International Systems, Inc. ("PanAmSat International") which, in 1988, launched the world's first privately owned international satellite, PAS-1, which serviced the Latin American market. In the years that followed, Hughes became a leading provider of U.S. video services, and PanAmSat International became a leading provider of international video services, making the 1997 combination of the two a global leader in the fixed satellite services ("FSS") industry.

OUR SERVICES

     We derive our revenue primarily from our video services and network services businesses. For the years ended December 31, 2001, 2000 and 1999, we derived our revenues from the following service areas:

                                                PERCENTAGE OF    PERCENTAGE OF    PERCENTAGE OF
SERVICES                                        2001 REVENUES    2000 REVENUES    1999 REVENUES
--------                                        --------------   --------------   --------------
Video services................................        68%              69%              72%
Network services..............................        25%              26%              23%
Other services................................         7%               5%               5%
                                                     ---              ---              ---
     Total....................................       100%             100%             100%
                                                     ===              ===              ===

     Revenues derived from Hughes Electronics, the Company's majority stockholder, and its affiliates (including Hughes Network Systems, Inc. ("HNS"), DirecTV Latin America LLC and DirecTV, Inc.) comprised approximately 19%, 14% and 17% of PanAmSat's revenues in 2001, 2000 and 1999, respectively, making Hughes Electronics and its affiliates the Company's largest customer in each of these years. See "Notes to Consolidated Financial Statements -- Note 2, Business Segments and Geographic Information."

  VIDEO SERVICES

     Through our video services business, we provide satellite services for the transmission of entertainment, news, sports and educational programming to over 300 content providers worldwide. Our video services business is comprised of four categories:

     - video distribution services -- the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems;

     - DTH television services -- the transmission of multiple television channels for household reception;

     - full-time contribution services -- satellite transmission services for the full-time transmission of news, sports and entertainment segments to network affiliates or broadcast centers around the world; and

     - special events services -- short-term satellite services that we provide to broadcasters when they need on-the-scene coverage of sporting events and breaking news.

     Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our satellites contain broad C-band beams that deliver hundreds of television channels to these redistribution systems. The Ku-band beams on several of our satellites are also used for video distribution to cable systems and network affiliates. We generally provide video distribution services under long-term contracts for full or partial transponder usage. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to and from our satellites and from our teleport facilities.

     The video distribution segment of our business is characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us both on our satellites in orbit and those planned for launch in the future.

     We operate satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. Five of our Galaxy satellites deliver television programming to substantially all of the United States' cable systems. To attract and retain high quality customers, we have created "cable neighborhoods" in which popular television channels act as the "anchor tenants" on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because most cable head-ends already have their antennas pointed toward these "cable neighborhoods," our experience has been that other programmers will also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenue. Of our 21 satellites in orbit, 11 of our satellites are part of cable neighborhoods around the world, with six serving the U.S., two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

     To further capitalize on our Galaxy cable neighborhood concept, we introduced in November 2000 our "Power of Five" program. Under this program, approximately 7,000 qualified cable operators in the United States will be able to access our five Galaxy satellites in the U.S. cable neighborhood through two antennas, one of which will receive programming from our Galaxy XR, Galaxy V and Galaxy IX satellites, and the other from our Galaxy XI and Galaxy IIIR satellites. We are providing participating cable operators with the required antennas free of charge, which they will be required to use exclusively to receive our satellite signals.

     DTH Services. Most of our satellites are specially designed to provide DTH service through the use of high-powered, Ku-band spot beams that focus high power transmissions over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer's home from our satellites. DTH technology employs a small antenna, which is usually mounted on a home's rooftop, and a set-top decoding box connected to the antenna by hard wire. Each of these satellites can deliver dozens of television channels to subscriber households that have installed the 60-90 centimeter antennas and related equipment. Digital transmissions over DTH platforms offer television viewers superior picture and sound quality and increased channel capacity for programming and pay-per-view options. Our global system transmits more than 750 DTH television and audio channels worldwide.

     This segment of our business includes services to eight DTH service providers through long-term contracts. Because their installed base of subscribers have their receiving equipment pointed at our satellites, switching costs for the DTH service providers would be significant. We believe there is significant demand for digital DTH services because of limited available terrestrial television channels or cable television service in many international markets.

     Full-Time Contribution Services. We provide broadcasters with satellite transmission services for the full-time and part-time transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

     The contribution services segment supplements our video distribution services, as we provide contribution services to many of our video distribution customers and to video programmers who need point-to-point connectivity. This segment is characterized by high margins realized from customers with varying lengths of service contracts with us.

     Special Events Services. We provide broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. We conducted approximately 80,000 hours of total special events transmissions in 2000 and approximately 100,000 hours in 2001. For example, we delivered over 12,500 hours of live coverage of the Summer Olympic games in Sydney, Australia to 25 broadcasters in 24 countries. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, who package domestic U.S. transponder capacity for their broadcast, business, educational and government customers.

     Our special events services business helps us take advantage of unutilized capacity on our satellites and is complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not typically reflected in our contracted backlog.

     Customers. The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

VIDEO DISTRIBUTION SERVICES          DTH SERVICES         FULL-TIME CONTRIBUTION SERVICES
---------------------------          ------------         -------------------------------
 AOL Time Warner                DirecTV Latin America         Australian Broadcasting
 (including HBO and Turner      MultiChoice (South             Corporation
  Broadcasting System)          Africa)                       CBS
 The BBC                        Sky Brazil                    CNN
 China Central Television       Sky Latin America             NHK (Japan)
 Cisneros Television Group      South African
 Doordarshan (India)             Broadcasting Corp.
 News Corp. (Fox Family         Television and Radio
  of Channels)                   Broadcasting Services
 NHK (Japan)                     (Asia and Australia)
 Sony                           Television Broadcasting
 Viacom (including MTV           Limited (Australia)
  and Nickelodeon)              Sky Mexico
 The Walt Disney Company
 (including ABC and ESPN)

  NETWORK SERVICES

     Through our network services business, we provide satellite services for relaying voice, video and data communications throughout regions and around the world. We currently provide network services to telecommunications carriers and multinational corporations in over 40 countries. Our network services business comprises three categories:

     - private business networks -- secure, high speed corporate data networks used in a variety of business functions;

     - Internet services -- services we provide to content providers and ISPs for improved high data rate Internet connections and point-to-multipoint content distribution; and

     - carrier services -- services we provide to telecommunications carriers for voice, video or data communications networks for businesses, governments and other users.

     Private Business Networks. We provide satellite services directly to network suppliers for the development and operation of private business networks in the United States, Latin America, Europe, Africa and Asia. These rooftop-to-rooftop VSAT (very small aperture terminal) networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information.

     A VSAT network consists of many VSAT remote sites with small antennas, a large central earth station with a large antenna which enables the connection of all VSATs in the network (our teleports serve this function) and satellite transponder capacity. The growth in the use of VSATs has been strong and consistent over the last 15 years, and we expect that growth to continue as more businesses realize the benefits of communicating by a VSAT network, principally due to the following benefits of VSATs:

     - high quality and dedicated transmission availability;

     - the capability of transmitting extremely large data flows;

     - fixed transmission costs, insensitive to distance or the number of receiving stations; and

     - the ability to rapidly and cost-effectively deploy VSAT networks in geographically isolated regions.

     Internet Services. We provide satellite services for the full-time delivery of Internet traffic both within the United States and around the world. Our satellite Internet services enable our customers to improve the quality of their Internet packet delivery, including audio and video, by bypassing shared and congested terrestrial links and Internet congestion points and to reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. Our Internet customers consist of businesses providing direct-to-consumer Internet applications, entertainment content providers, ISPs, educational organizations and telecommunications companies. We see growth opportunities with our Internet services businesses, particularly in markets without sufficient fiber connectivity.

     As part of our Internet services, we offer a bundled satellite Internet connection package to international ISPs and corporate customers. Through this, our customers can directly connect their points-of-presence with the U.S. Internet backbone. We also offer enhanced services that allow targeted content delivery to corporations or ISPs to allow the equivalent of local access and higher performance for certain web sites. Finally, we offer a two-way Internet connectivity service intended as a lifeline service for emerging international markets.

     In addition to Internet access, we offer webcast services (formerly known as NET-36), enhanced Internet services designed to meet the rapidly evolving needs of our broadcasting customer base. Utilizing a satellite-based network connected to Internet backbones, we collect, encode, store and stream audio and video to broadband Internet users throughout the U.S., avoiding the congestion of terrestrial networks and improving on both the quality and cost of traditional Internet protocol-content delivery services. Through these services, we support live, scheduled special event, 24x7 and on-demand video streams to personal computers over the Internet on a free to air (broadcaster paid) basis.

     Webcast services allow us to provide pay-per-view and subscription (subscriber paid) functionality to a broadcaster's website for streaming video applications. These features allow broadcasters to distribute video content to a diverse and broad audience that may not be economically reachable through other broadcast media.

     We price our webcast services based on value received by the customer, such as the number of viewers served off of a website, and not the traditional satellite method based on available capacity. In addition, the pay-per-view and subscription functionality allow us an opportunity to share in our customers' revenue streams. Together, these features give our customers the ability to scale their expenses in new ways and minimize or eliminate out-of-pocket expenses. The benefits of these features allow us to offer a broader range of services to our customers and allow them to explore new markets or expand their reach within their existing markets.

     Carrier Services. We provide satellite services to nine telecommunications carriers in six countries to provide voice, video and data communications networks for businesses, governments and other users. Our satellites, which facilitate high volume information transmission and the ability to use VSATs on the ground, have enabled carriers in emerging countries to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, we offer value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks. We currently do not expect carrier services to be a material part of our business, but we will continue to provide quality service to existing and potential customers.

     The following table lists some of the customers for and users of our network services:

PRIVATE BUSINESS NETWORK SERVICES      INTERNET SERVICES       CARRIER SERVICES
---------------------------------      -----------------       ----------------
Associated Press                   Hughes Network Systems      WorldCom
GMAC                               Microcom Systems (Nigeria)  Microspace
Hughes Network Systems             Planet Internet             Telstra
IBM                                (New Zealand)
Reuters
University of Southern California

  TT&C AND OTHER SERVICES

     In addition to the TT&C (telemetry, tracking and control) services we provide for 17 of our satellites, we also provide TT&C services for six satellites owned by other satellite operators. Our personnel maintain the proper orbital location and attitude of the satellite, monitor on-board housekeeping systems, adjust transponder levels and remotely bring backup systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from our operations control center in Long Beach, California and are transmitted to the satellites from our teleport facilities located in New York, Florida, Georgia, Colorado and California.

     Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers based upon agreed terms.

ECHOSTAR TRANSACTION

     On October 28, 2001, General Motors Corporation ("GM"), Hughes Electronics and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses. EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The transactions are currently expected to close in the second half of 2002.

     GM, Hughes Electronics and EchoStar have agreed that, in the event the transactions do not occur because certain specified regulatory clearances or approvals have not been obtained or other conditions have not been satisfied, EchoStar will be required to purchase all of the shares of PanAmSat common stock beneficially owned by Hughes Electronics (approximately 81% of the outstanding common stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A common stock.

     Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, among other things, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act and the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale.

OUR STRENGTHS

     Our business is characterized by the following key strengths:

  MARKET LEADING NETWORK INFRASTRUCTURE

     With 21 satellites in orbit and approximately 870 36 MHz equivalent transponders, we have one of the world's largest commercial GEO satellite networks. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites, capable of reaching over 98% of the world's population. Our global reach and our ability to offer bundled services allow us to provide one-stop-shopping to our customers seeking to deliver video, data or voice around the world, without relying on a combination of different distribution networks, which can cause data loss and/or service interruption and may involve logistical difficulties. In the recent past, we have dedicated considerable time and resources to updating our satellite fleet. We now have a modern satellite fleet in terms of both proven technology and remaining useful life.

     To complement our space assets, we have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. Our ground infrastructure includes a technically advanced customer service center and teleport located in Ellenwood, Georgia, which provides customers around the world with a single point of contact for technical support. This recently constructed, 90,000 square foot facility houses more than 200 professionals with staffing 24 hours a day, seven days a week. In addition, we own and operate five other teleports in the United States, which provide transmission, monitoring and control services, and a satellite operations control center in Long Beach, California, which is responsible for monitoring and maintaining the health and safety of our satellites. Outside the United States, we lease TT&C services from third-party providers. Our U.S.-based customer service center and satellite operations center communicate with these providers with respect to customer service and satellite health and monitoring issues.

  SUBSTANTIAL REVENUE BACKLOG RESULTING FROM LONG-TERM CONTRACTS

     At December 31, 2001, we had a contracted backlog for future services of approximately $5.84 billion, of which we expect to realize approximately $720 million as revenue in 2002, excluding interest income related to previously recorded sales-type leases. Contracts for our video distribution services are typically long-term and can range up to the life of the satellite, which can be up to 15 years. The terms of the contracts generally provide for significant penalties in the case of cancellation. As a result of the long-term contracts we have entered into with many of our significant customers, particularly in video services, we have relatively predictable revenues and cash flows.

     In addition, our customers enter into long-term contracts with us for satellite capacity on satellites that are still under construction. For example, in February 2001, we entered into a new ten-year contract with HBO and Turner Broadcasting System, AOL Time Warner companies, for continued delivery of their programming from 2005 through 2015 by our next generation satellites. Similarly, in April 2001, we extended our long-term agreement with the A&E Television Networks to continue their service in the Galaxy cable neighborhood through 2018.

  PREMIER CUSTOMER BASE AND LONG-STANDING RELATIONSHIPS

     From the time we began offering commercial services in 1984, through superior and consistent customer service, we have built a premier customer base for our video and network services. Some of the customers for our video services business with whom we have long-standing relationships include AOL Time Warner (which includes HBO and Turner Broadcasting System), Viacom (which includes MTV and Nickelodeon), News Corp. (Fox Family of Channels) and The Walt Disney Company (which includes ABC and ESPN). In addition, our direct-to-home television customers include DirecTV-Latin America, MultiChoice (South Africa), Sky Mexico, Sky Latin America, Sky Brazil, Television and Radio Broadcasting Services (Asia and Australia), South African Broadcasting Corp. and Television Broadcasting Limited (Australia). Representative customers for our network services business include Hughes Network Systems, Telstra and WorldCom.

  WELL POSITIONED TO CAPTURE REVENUES IN NEW MARKETS AND SERVICES

     While the fixed satellite services industry had historically been built on video and telecommunications services, the growth of the Internet has created a need for bandwidth to service data traffic for backbone connectivity for ISPs or streaming media applications for content providers. With our satellite network and ground infrastructure in place today, we can provide high quality services to these markets.

     Through our global satellite footprint, we are able to connect Internet service providers anywhere in the world to the U.S. Internet backbone, or directly with content providers. Our end-to-end network ensures reliable, secure transmissions regardless of location, because connectivity is not dependent on peering arrangements with other regional networks.

     In addition, satellites have the ability to broadcast streaming media applications to multiple locations simultaneously in an efficient manner, something which the terrestrial Internet infrastructure is still largely incapable of doing. With our installed base of antennas at cable head-ends along with other video distribution systems, we have the requisite ground facilities not only to provide video content but also to distribute Internet protocol data in a streaming point-to-multipoint manner.

  HIGH BARRIERS TO ENTRY

     There are a number of regulatory, economic and other barriers to entry in our industry that help to preserve our position as one of the leading satellite service providers. One of the most significant barriers to entry is the need to obtain operating rights to an orbital slot, a costly and time consuming process. We operate our 21 satellites in 16 orbital slots. Orbital slots are points on the geostationary arc where satellites are permitted to operate, designated by both location and frequency band. The number of orbital slots is limited. The right to use an orbital slot must be authorized by different international regulatory regimes for each frequency band in which a satellite operates and the satellites must be sufficiently far apart to avoid interference with other satellites operating in the same band. Orbital slots are generally separated by two or more degrees, and geographic, regulatory, technical, market and business limitations reduce the effective number to far fewer than 180 orbital slots. Most of the orbital slots in geostationary orbit are either currently in use or already subject to filings for use. Once the use of particular frequencies at an orbital slot has been licensed and coordinated, the use is protected against interference from other operations at the same or adjacent slots.

     Even with access to orbital slots, significant expenditures are necessary to build, launch and insure satellites, and it takes considerable time to design and build satellites. Total satellite construction and launch costs can amount to hundreds of millions of dollars, and it can take up to two years or more to prepare a satellite for launch. We have invested approximately $4.1 billion in our existing satellite fleet and ground infrastructure through December 31, 2001. Potential competitors may be required to invest similar amounts of time and money to build a comparable satellite network and compete effectively with us.

     We have established ourselves over time as one of the main transmission platforms to distribute video programming to cable systems, network affiliates, direct-to-home distribution platforms and other redistribution systems. We have been successful in creating "cable neighborhoods," which are collections of popular channels that are transmitted on our satellites. These cable neighborhoods are powerful in maintaining customers and create high barriers to entry for new entrants because most of our customers' ground infrastructure are specifically designed to receive information from our satellites, making their switching costs significant.

OUR BUSINESS STRATEGY

     Our mission is to be a global leader in the fixed satellite services industry, operating the highest quality and most reliable satellite-based network that delivers entertainment, data and communications for businesses around the world, while positioning PanAmSat to achieve strong financial results in terms of EBITDA and free cash flow. Our strategy to achieve this mission is based on the following initiatives:

  STRENGTHENING OUR LEADERSHIP POSITION IN VIDEO DISTRIBUTION

     Our satellites were the first commercial satellites dedicated to video distribution in the U.S. and international markets. As a result of this history and our track record over time, we have long-standing relationships with premier video content providers. These relationships, in addition to the direct benefits they provide, also provide us with a powerful marketing tool to use for obtaining new business. Because we have premier programmers, such as AOL Time Warner (which includes HBO and Turner Broadcasting System), The Walt Disney Company (which includes ABC and ESPN) and Viacom (which includes MTV and Nickelodeon) under long-term agreements for capacity on particular satellites, forming cable neighborhoods, we have been able to attract additional programmers onto these satellites. These premier customers have built distribution channels over our satellite network by entering into agreements with major cable distribution companies who incur the costs of positioning their ground infrastructure so that they can receive the programming from our satellites. This creates an installed base of viewers capable of viewing content distributed over our satellites, and other content providers have been willing to pay higher rates to use the same satellites so that they can leverage the existing ground infrastructure and access the same audience receiving an existing lineup of programming. For instance, in the United States, we estimate that approximately 10,000 cable head-ends have antennas that are capable of receiving signals from our satellites, representing access to approximately 69 million cable households.

     As a further strategic initiative in strengthening our position as the leading provider of fixed satellite services to the video distribution market, we are implementing a marketing program called "Power of Five." Under this program, approximately 7,000 qualified cable operators in the United States will be able to access our five Galaxy satellites in the U.S. cable neighborhood through two antennas, one of which will receive programming from our Galaxy XR, Galaxy V and Galaxy IX satellites, and the other from our Galaxy XI and Galaxy IIIR satellites. These five satellites deliver more than 100 of the leading cable television channels. We are providing participating cable operators with the required antennas free of charge, which they are required to use exclusively to receive our satellite signals.

  INCREASING UTILIZATION OF OUR NETWORK

     Increased utilization of our transponders by existing or new customers will add to our revenue with minimal incremental costs. As the majority of our costs associated with deploying new satellites are fixed, once a satellite is launched and operational, profitability improves significantly as more on-board transponders are utilized. Incremental revenues from increasing utilization rates on existing satellites will significantly improve operating cash flows and margins.

     We can achieve higher transponder utilization without additional capital expenditures. At December 31, 2001, we were utilizing approximately 70% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons, with a higher utilization rate in the United States than in the other regions we serve. A significant portion of our excess capacity is suited to support our network services business. With this excess capacity, we are pursuing additional revenue opportunities by cross selling incremental services to our existing customers or by pursuing new customers in new markets.

     We continue to offer and implement compressed digital video services for the distribution of television programming. By using digital compression technologies, we are able to transmit many channels of programming over a single transponder, rather than using one transponder per channel. By leveraging this technology, we are able to maximize usage of existing satellite resources as opposed to spending millions of dollars on new satellites. This allows us to better service new high bandwidth applications, such as HDTV, for our existing customers and to sell transponder capacity to a broader range of broadcasters.

  IMPROVING MARGINS BY PURSUING COST EFFICIENCIES

     We are committed to reducing our operating cost structure in order to improve our operating efficiency. In the third and fourth quarters of 2001, we streamlined operations, rationalized headcount and reduced general operating expenses, which we expect will result in annual savings of approximately $25 million to $30 million.

  PROVIDING SUPERIOR NETWORK RELIABILITY

     We recognize the value of our customers and place a strong emphasis on offering high quality services and are taking extra steps to ensure reliability. Our strategy is to use modern yet proven satellites and related technology, mitigating the risks of in-orbit failure before the satellites are placed in commercial service. As part of our strategy, we replace existing satellites as they approach the end of their useful lives. We expect to launch four satellites by early 2003, three of which will be replacement satellites and one of which will increase our capacity in North America. In addition, we have both in-orbit and ground-based redundancies built into many of our most critical network elements so that we can provide backup services to our customers in the event of failure.

     In response to the satellite performance issues that we and other operators in the industry have experienced, we have implemented a comprehensive satellite procurement and launch quality control process and hired a dedicated and experienced team of engineering personnel to oversee the process. Since 1998, we have actively monitored and supervised manufacturers and suppliers in launch vehicle design and engineering, space systems design and engineering, space operations engineering, testing and operational procedures. Our focus has been to develop a fault tolerant, robust and flexible spacecraft design that is not dependent on new or different technologies.

     In addition, our satellites and our network are designed with operational redundancies that will minimize or eliminate service disruptions in the event of failure of a critical system. On a satellite, these redundancies may include backup and separate on-board propulsion systems, backup transponders and conservative system margins (for example, fuel and power). In addition, for certain satellites, we can utilize a backup, in-orbit satellite quickly to provide replacement capacity.

     On the ground, our system redundancies include a primary and a backup satellite operations control center and redundant TT&C sites and teleports for each satellite, each in a different location to avoid a risk of natural catastrophe such as an earthquake. Our ground infrastructure also has dedicated antennas at each site for each satellite, ground spare amplifiers, baseband equipment and other equipment and dedicated and redundant fiber optic lines with diverse routing between the operations control center and TT&C sites.

     We are well positioned to take prompt and pro-active measures to utilize a backup system, a spare or other satellite in the event of an anomaly. Although we, like other satellite operators, have experienced anomalies over the last several years, our customer service has been interrupted only once for a catastrophic in-orbit failure, and service was restored to almost all of our video customers served by that satellite within hours. We believe that this record is due to our ability to utilize our robust network of satellites to provide our customers with uninterrupted video and data broadcasting services, whether through the use of an on-board or ground-based backup system, temporary use of a spare satellite or another satellite in the region that is less than fully utilized.

  EXPANDING INTO NEW MARKETS

     Our fleet has a footprint capable of reaching over 98% of the world's population. Although we have customers throughout the world and distribute content on a global basis, we believe that certain regions in which we have only a limited presence represent opportunities for growth. In general, as part of our growth strategy, we have positioned certain satellites to cover markets to which we have been granted access and markets which have a poor telecommunications infrastructure and where regulations may have prevented penetration by satellite communications companies. In that way, upon gaining access to these markets through liberalized regulations, joint ventures or a combination of the two, we will have the ability to begin servicing new customers and grow our business. In addition, we intend to selectively acquire assets in order to expand into new markets as opportunities arise on favorable terms.

     In our most recent evaluations, we identified Mexico, Brazil and India as presenting opportunities for business expansion. We currently have satellites deployed that are capable of reaching these key markets, so that entering these markets will require very little in terms of new satellite capital expenditures. At present we are working to resolve regulatory, political and other obstacles associated with these opportunities. We believe that we can realize incremental growth from these and other potential markets.

     As part of effecting this strategy, in February 2001 we announced the creation of a new company, PanAmSat de Mexico, a joint venture with a Grupo Pegaso affiliate, that will provide video, data and Internet services to the Mexican telecommunications market. We are pursuing similar arrangements with local partners in Brazil. In July 2001, the Brazilian government gave its approval for us to provide the full range of our services in Brazil from our PAS-1R satellite, representing the first time we received such comprehensive authority from the Brazilian government. In December 2001, we opened our first office in Brazil and we are seeking authorization from the Brazilian government to provide satellite services on four of our other satellites. We are also taking advantage of liberalized regulations in India, where the government recently granted us approval to provide certain satellite services. We opened our first office in India in December 2001.

     We plan to pursue certain service markets that require new satellites through shared-risk joint ventures. As an example, in August 2001 we entered into a joint venture with JSAT Corporation, a Japanese satellite services provider, to expand digital services in North America where we and JSAT will jointly own, develop and market Ku-band satellite services through a new satellite and will share certain revenues on a 50/50 basis. We will share the construction, insurance and launch costs for the Ku-Band payload of this new satellite with JSAT. PanAmSat will separately own, develop and market the C-band capacity of this new satellite as part of our Galaxy cable neighborhood.

  PURSUING VALUE ADDED SERVICES

     Convergence of television with computer applications and the Internet indicate trends that will affect our customers' businesses and offer us the opportunity to provide new and enhanced services. We intend to selectively pursue new services by focusing on our core competencies and leveraging our existing strengths.

     We believe that our satellite fleet is well suited to provide Internet service because of its ability to deliver to anywhere in the world, reliable, high speed access to the U.S. Internet backbone. Our strategy has been to offer bundled Internet connection packages to international ISPs and corporate customers. With this bundled service, we custom design direct links between our customers' points of presence and the U.S. Internet backbone, giving our customers superior data links of 45 Mbps or higher.

     In order to leverage our existing points of presence within our cable neighborhoods, where we have an installed base of satellite antennas capable of receiving data from our satellites, we offer webcast services. Using our satellites to connect to the Internet backbone, we collect, encode, store and stream audio and video content to broadband Internet users throughout the U.S. and other cable neighborhoods, avoiding the congestion of terrestrial networks and improving on both the quality and cost of terrestrial IP content delivery services.

     In cases where it would be too costly or inefficient for us to directly offer a service to our customers, we may choose to resell services offered by another operator. In particular, there are many providers of value added services related to business networks that utilize satellites. We plan to pursue relationships with key providers of these services as either customers or joint marketing partners.

OUR SATELLITE NETWORK AND GROUND INFRASTRUCTURE

     Our fleet currently consists of 21 satellites, and we expect to launch up to four satellites by early 2003. We have invested approximately $4.1 billion in our existing satellite fleet and ground infrastructure through December 31, 2001, and we have approximately $196.3 million of expenditures remaining to be made under existing satellite construction contracts and approximately $157.8 million of expenditures remaining to be made under existing satellite launch contracts at December 31, 2001.

     Our ground facilities also play a critical role in providing quality service to our customers. We own and operate six teleports, a satellite operations control center and a customer service center, all of which are staffed 24 hours a day, seven days a week. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our teleports operate nearly 100 antennas and are equipped to provide analog and digital transmission services, tape play-out and time delay services, monitoring, downlinking of Internet services, connectivity to terrestrial links and network operations services, among other things.

     Our 21 satellites in orbit contain approximately 870 36 MHz equivalent transponders. At December 31, 2001, we were utilizing approximately 70% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

     Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. We generally provide TT&C services for our own satellites, as well as for six satellites owned by other satellite operators. Third parties provide TT&C services for four of our satellites currently in orbit that cannot be viewed by our existing teleport networks.

     At the end of a satellite's useful life, the satellite is de-orbited in accordance with standard industry practice by using the on-board propulsion system to move it to a higher location above its normal orbiting position. We have four satellites that have been de-orbited since 1997.

     Set forth below is a table containing certain basic information about our 21 satellites currently in orbit. Under Spacecraft Model, "B" indicates a Boeing model and "SS/L" indicates a Space Systems/ Loral model. The estimated end of useful life shown below reflects our best estimation as to the end of the satellite's useful life. For those satellites whose useful life we expect will end on or prior to December 31, 2006, we have provided details in footnotes to the table as to our replacement plans for those satellites. Under Position, "EL" indicates east longitude and "WL" indicates west longitude.

                                             ESTIMATED                      36 MHZ         36 MHZ
                                              END OF                      EQUIVALENT     EQUIVALENT
                       SPACECRAFT   LAUNCH    USEFUL                        C-BAND        KU-BAND
SATELLITE                MODEL       DATE      LIFE           POSITION   TRANSPONDERS   TRANSPONDERS   GEOGRAPHIC COVERAGE
---------              ----------   ------   ---------        --------   ------------   ------------   --------------------
Galaxy IR............  B 376        02/94    2006(1)            133 WL       24.0             --       North America;
                                                                                                       Caribbean
Galaxy IIIR..........  B 601        12/95    2005(2)             95 WL       24.0           24.0       North America;
                                                                                                       Caribbean
Galaxy IVR...........  B 601 HP     04/00    2015                99 WL       24.0           24.0       North America
Galaxy V.............  B 376        03/92    2005(1)            125 WL       24.0             --       North America;
                                                                                                       Caribbean
Galaxy VI............  B 376        10/90    2003(3)             74 WL       24.0             --       North America;
                                                                                                       Caribbean
Galaxy VIII-i........  B 601 HP     12/97    2002(2)(4)(5)       95 WL         --           21.3       Latin America;
                                                                                                       Caribbean
Galaxy IX............  B 376        06/96    2008(3)(6)         127 WL       24.0             --       North America;
                                                                                                       Caribbean
Galaxy XR............  B 601 HP     01/00    2015               123 WL       24.0           24.0       North America
Galaxy XI............  B 702        12/99    2013                91 WL       24.0           36.0       North America;
                                                                                                       Brazil
PAS-1R...............  B 702        11/00    2015                45 WL       36.0           36.0       Americas; Caribbean;
                                                                                                       Europe; Africa
PAS-2................  B 601        07/94    2008               169 EL       25.1           25.1       Asia-Pacific
PAS-3R...............  B 601        01/96    2009                43 WL       25.1           25.1       Americas; Caribbean;
                                                                                                       Europe; Africa
PAS-4................  B 601        08/95    2011                72 EL       25.1           24.6       Asia; Africa; Middle
                                                                                                       East; Europe
PAS-5................  B 601 HP     08/97    2012(4)(7)       155.5 WL       24.0           24.0       Americas; Europe
PAS-6................  SS/L FS      08/97    2012(8)             43 WL         --           36.0       South America
                       1300
PAS-6B...............  B 601 HP     12/98    2013(8)             43 WL         --           32.0       South America
PAS-7................  SS/L FS      09/98    2013(9)           68.5 EL       14.0           30.0       Asia; Africa; Middle
                       1300                                                                            East; Europe
PAS-8................  SS/L FS      11/98    2014(4)            166 EL       24.0           24.0       Asia-Pacific
                       1300
PAS-9................  B 601 HP     07/00    2015                58 WL       24.0           24.0       Americas; Caribbean;
                                                                                                       Europe
PAS-10...............  B 601 HP     05/01    2016              68.5 EL       24.0           24.0       Asia; Africa; Middle
                                                                                                       East; Europe
SBS 6................  B 393        10/90    2007                74 WL         --           22.7       Continental U.S.
                                                                            -----          -----
    Total............                                                       413.3          456.8
                                                                            =====          =====

---------------

(1) We have two C-band satellites under construction by Orbital Sciences Corporation for U.S. coverage that will replace Galaxy IR and Galaxy V prior to the end of their useful lives.

(2) Galaxy IIIC, a Boeing 702 scheduled for launch in the second quarter of 2002, is expected to replace Galaxy IIIR in North America and supplement Galaxy VIII-i in the Caribbean and Latin America.

(3) Galaxy VI is an in-orbit spare for the C-band capacity to serve our U.S. cable customers. Galaxy VI is expected to be replaced by Galaxy IX upon deployment of Galaxy XIII/Horizons at 127 degrees WL in the second quarter of 2003.

(4) In September 1999, in connection with anomalies on Galaxy VIII-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our insurance claims for net cash of approximately $304 million.

(5) Galaxy VIII-iR, a Boeing 601 HP, is expected to be ready for launch in the third quarter of 2002 and will cover Latin America. The satellite is being built to serve as an on-ground spare in the event of a launch failure or as possible supplemental capacity for Galaxy IIIC if it is successfully deployed.

(6) The C-band payload on a new Boeing 601 HP that is scheduled for launch in early 2003 (referred to as Galaxy XIII/Horizons) will replace Galaxy IX in our domestic U.S. fleet. Galaxy IX is expected to replace Galaxy VI upon deployment of Galaxy XIII/Horizons at 127 degrees WL scheduled for the second quarter of 2003.

(7) PAS-5 was declared a constructive total loss in 1999. It may be used either for backup capacity or expansion capacity.

(8) PAS-6 provides backup capacity for the Sky Latin America and Sky Brazil DTH services on PAS-6B. During 1998, an anomaly on PAS-6 caused it to be declared a partial loss, and we received an insurance payment of $29.1 million.

(9) In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy is in the amount of $253.4 million and includes a provision for us to share 25% of future revenues on PAS-7 with the insurers. Our insurers have confirmed to us their agreement to settle the claim by payment to the Company of approximately $215 million in relation to the PAS-7 insurance claim. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid in relation to PAS-7 adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. The Company anticipates receiving the net proceeds from this insurance settlement by the end of the second quarter of 2002.

SATELLITE INSURANCE

  LAUNCH INSURANCE

     We have obtained launch insurance on all of our satellites that have been launched into orbit. Launch insurance is typically in an amount equal to the fully capitalized cost of the satellite, which includes the satellite's net book value, the launch insurance premium, the cost of the launch services and capitalized interest (such amount, the "Fully Capitalized Cost"). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location. Currently, as a result of recent changes in the satellite insurance industry, insurers are offering launch policies that extend for no more than one year after launch.

     The premium on a launch insurance policy can vary considerably based on the type of satellite and the track record of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the Fully Capitalized Cost for a policy covering the launch and one year thereafter, although the rates on the types of satellites that we launch generally range from 18% to 25%. As the result of several launch failures in the industry over the last few years, a launch insurance premium can equate to $40 million or more, assuming a typical $200 million satellite with a 20% launch premium. Payment of most of the launch insurance premium is made prior to launch, with the balance to be paid over the remaining life of the policy after launch. We capitalize the cost of the launch insurance premium and amortize it over the satellite's operational life.

  IN-ORBIT INSURANCE

     In-orbit insurance is typically for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. The terms of in-orbit policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 50% or more of a satellite's communications capacity is lost. In addition, the in-orbit policies generally provide for partial payment for losses of less than 50% of the satellite's communications capacity, in each case subject to applicable deductibles and exclusions. In-orbit insurance policies typically provide for a revenue share payment to the insurer, generally around 25%, for any revenues generated from satellites that continue to operate after a total loss benefit has been paid.

     Currently, the premium on an in-orbit policy is typically 2% to 3% per year of the insured amount, which equates to an annual premium of between $4 million and $6 million on a typical $200 million satellite that is fully insured. Under the master in-orbit insurance policy that covers 12 of our satellites until May 2003, the average premium rate is 2.05% per satellite per year, and the total annual premium for the policy is $30.7 million. We record the in-orbit insurance premiums as direct operating costs as they are incurred.

  CURRENT INSURANCE

     As of December 31, 2001, we had in effect launch and in-orbit policies covering 17 satellites in the aggregate amount of $2.3 billion. The four uninsured satellites in orbit are PAS 4, PAS 5 and PAS 6, which are used as backup satellites, and Galaxy VIII-i, which is scheduled for replacement in 2002.

     Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail ("Significant Exclusion Policies") which exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Those six satellites include Galaxy IIIR, which is scheduled for replacement in 2002, and PAS 2, PAS 3R, Galaxy IVR and PAS 6B which have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The sixth satellite, PAS 8, has an excluded component that we believe is unlikely to fail in the near future.

     At December 31, 2001, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of $942 million. At the end of 2002, we expect this total to decrease to $821 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance."

  STRATEGY

     As a result of the relatively high number of satellite anomalies in the industry in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In the last several years, the cost of obtaining launch and in-orbit policies on satellites reached historic lows but has now begun to return to the higher levels for such policies that were common in the early 1990s. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods (for no more than one year, as discussed above) and additional satellite health-related policy exclusions.

     In response to changes in the satellite insurance market, we are evaluating and implementing a variety of new approaches to managing the risks involving our satellites so that we can better protect our business and control our costs. Some of these approaches utilize our large and diverse fleet. These approaches include the use of in-orbit spare satellites, ground-based spare satellites and designated reserve transponders to back-up satellites in use instead of insurance policies. While these approaches do not provide a cash payment in the event of a loss or an anomaly, they do offer certain protections against loss of business due to satellite failure. A reduction in the number of satellites under insurance or a reduction in the level of insurance coverage on satellites will also help control insurance costs. Any savings can be applied towards the construction and launch of additional in-orbit backup satellites. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

     In addition to in-orbit backup approaches, we are evaluating other cost effective strategies for protecting our business against loss of a satellite, including the purchase of renewal policies with higher deductibles and the reduction or elimination of coverage on satellites whose policies have significant policy exclusions. We will carefully consider the alternatives discussed above when the policies on our satellites are approaching expiration. Any decision we make will be based on the estimated costs and benefits to PanAmSat. The indenture and other documents governing our recently completed refinancing may limit our ability to implement some of these approaches.

SALES AND MARKETING

     For the majority of our businesses, including our video services business, our sales and marketing efforts focus on developing long-term relationships with our customers. We assign a dedicated account representative to each customer. That account representative is responsible for understanding the customer's business and structure, as well as the vertical markets that they may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer's unique market and technical needs. In addition, several of our larger customers have been assigned to a member of our senior executive team who is responsible for maintaining parallel management relationships to help work through issues that may arise and to provide continuity. As part of our selling efforts, we have a dedicated sales application engineering team that provides both pre-sale and post-sale technical advice and consultation to our customers to help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

     Most of our sales are conducted through direct sales channels to a limited group of customers. Several of our customers resell our capacity for private business networks and broadcast services.

     Our sales and marketing group is made up of approximately 125 people distributed throughout the world. This group provides direct support to our customers and marketing services worldwide for each of our service offerings. The department is comprised of three distinct groups: global sales, global marketing and global sales operations.

  GLOBAL SALES

     The global sales group includes approximately 50 salespeople located in California, Florida, Australia, Brazil, China, England, Hong Kong, India, Japan, Korea, Mexico and South Africa. Each of our regional offices is located in the major local market where it sells services. Our global sales group is made up of five sales teams distributed regionally. Each sales team is led by a vice president or regional director and supported by staff consisting of account executives and technical and administrative personnel.

     Our sales group also includes a technical staff of approximately 25 sales engineers who are dedicated to supporting current and potential customers' technical needs. This team is distributed regionally to provide same time-zone coverage for sales opportunities. These individuals define the technical specifications of our service offerings and customize those offerings to the customer's needs. They also provide the necessary link to the engineering staff within the customer's organization. In addition, we have dedicated product sales specialists to provide tailored solutions for each customer's unique requirements.

  GLOBAL MARKETING

     The global marketing group, which is based in our principal executive offices, establishes our marketing plan and determines the services that we offer based upon our vertical market requirements. This group is also responsible for market research and assessment, marketing communications (including trade advertising, direct marketing and marketing materials), tradeshows and events, product management, branding, service packaging and regional marketing.

  GLOBAL SALES OPERATIONS

     Our global sales operations group, which is based in our principal executive offices, is responsible for ensuring that there is a consistent approach to our sales and customer relationship efforts worldwide. They are responsible for sales tools, sales strategy, training, sales materials and customer relationship management.

THE FIXED SATELLITE SERVICES INDUSTRY

     We are a market leader in the fixed satellite services ("FSS") industry. The FSS industry is the most mature segment of the overall satellite communications market. Since the formation of the International Telecommunications Satellite Organization ("Intelsat") in 1964, many countries have established satellite systems for domestic or regional communications services. In 1988, with the launch of PAS-1, we became the first international privately owned fixed satellite services company. In 1997, with our merger with the Galaxy business of Hughes Communications, Inc., we became the leading provider of commercial satellite services in the United States. Companies that operate in the FSS industry generally have predictable revenue streams and strong cash flows from operations.

     FSS operators use satellites that are located in designated orbital slots 22,300 miles above the equatorial belt in geostationary orbits that revolve with the earth. The position of these satellites makes them appear to be at a fixed point above the earth. Receiving antennas, once pointed at a fixed satellite, need not be moved. This allows for simplified receiver technology, lower operational costs and improved signal reliability.

     Orbital slots are points on the geostationary arc where satellites are permitted to operate, designated by both location and frequency band. The number of orbital slots is limited. The right to use an orbital slot must be authorized under national and international regulatory regimes for the frequency bands in which a satellite will operate, and satellites operating in the same frequency bands must be sufficiently far apart to avoid interference with one another. In addition, certain slots may not provide coverage over an entire market. Other slots may not be available for all of the frequency bands needed to make the slot commercially viable. Satellites operating at adjacent orbital slots are generally separated by two or more degrees, and regulatory, technical, market and business limitations reduce the effective number of slots to far fewer than
180. Most of the orbital slots in fixed orbit are either currently in use or already subject to filings for use. Once the use of particular frequencies at an orbital slot has been licensed and coordinated, the use is protected against interference from other operations at the same or adjacent slots.

     Once a satellite is in commercial service at a geostationary orbital slot, the operator generally leases capacity, or transponders, on the satellite to customers, including video programmers, telecommunications companies and Internet service providers. The most common frequency bands available for lease on GEO satellites are as follows:

     - C-band. These frequencies have traditionally been used for video broadcasting and data and voice communications. C-band frequencies have longer wavelengths and therefore are less susceptible to terrestrial and atmospheric interference but require larger antennas to transmit and receive signals.

     - Ku-band. These frequencies have shorter wavelengths and require more powerful transponders, thereby allowing customers to use smaller antennas. Ku-band has been used for such services as direct-to-home broadcasting and very small aperture terminals ("VSATs").

     - Ka-band. These frequencies have the shortest wavelength of the three principal fixed satellite bands. Ka-band frequencies are not currently widely utilized. While the Ka-band allows for small antennas, it requires high-power beams to be concentrated on smaller geographical areas. New applications, such as certain types of two-way communications, are being developed for these frequencies.

     The most important aspect of a GEO satellite is its ability to provide equally accessible coverage of up to an entire hemisphere at once. Any antenna on the ground inside the satellite footprint, or coverage area, can receive the same transmission, and can be installed for the same incremental cost. GEO satellites receive radio communications from one or more origination points and distribute them to a single point or multiple receivers within the transmission range of the satellites' beams, which is also known as the footprint.

     GEO satellites are well suited for connecting a number of locations that cannot be connected efficiently or cost effectively by terrestrial transmissions, because the cost of satellite services does not increase with distance or the number of receivers. With broad coverage capabilities, GEO satellites are used for:

     - the distribution of television and radio signals to cable operators, television network affiliates, local radio stations and other redistribution systems;

     - direct-to-home transmissions of video and audio programming which allows video and audio transmissions to be received directly from the satellite to homes and communal residences using small satellite antennas;

     - data networking services, which include voice, data and video transmissions within private networks using VSATs;

     - Internet access and content distribution, including connecting international ISPs to the U.S. Internet backbone where there is a lack of terrestrial fiber, and distributing IP content in a point-to-multipoint manner; and

     - international and domestic telecommunications services, such as trunk telephony complementing fiber optic and coaxial cable backbone networks.

     Although the FSS industry is considered an established segment within satellite communications, significant changes continue to affect the industry. Over the last several years, the FSS industry has been reshaped as a result of consolidation, deregulation and privatization. Many of these changes have important implications for FSS operators seeking to grow their core businesses.

     Until recently, the FSS industry was fragmented, with many national and regional providers. Our 1997 merger represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Since then, there has been a continued trend towards consolidation in the FSS industry, driven by customers' demand for more robust distribution platforms with network redundancies and worldwide reach and by FSS operators' desire to secure and improve their market access in key regions. Most recently, SES Global was formed through the acquisition of GE American Communications, Inc. by SES Astra. SES Global reports a fleet of 28 wholly-owned GEO satellites and an additional 13 GEO satellites owned through joint ventures and partnerships.

     In recent years, many of the regulatory agencies governing satellite transmissions into their countries have liberalized regulations, opening up new markets for commercial FSS operators to penetrate. A recent example of how we benefit from local market deregulation occurred in July 2001 when we were granted approval to provide a full range of satellite services from our PAS-1R satellite in Brazil, a market that until recently had been closed to foreign competition. Similarly, Mexico had been closed to foreign competition, but through our February 2001 joint venture with a Grupo Pegaso affiliate, we have gained access to the Mexican market through PanAmSat de Mexico, which will provide video, data and Internet services to the Mexican telecommunications market. Other Latin American countries have also begun to deregulate their markets, increasing competition for the national satellite incumbents. Deregulation is also occurring in India, where local telecommunications infrastructure is inadequate to support the expansion plans of television networks and communications providers. We were recently granted approval by the government of India to sell certain satellite services, and we opened an office there in December 2001.

     Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat Ltd. spun-off part of its business with the formation of New Skies Satellites N.V., which subsequently went public. In July 2001, Intelsat and Eutelsat S.A., another intergovernmental organization, privatized, and both are mandated to go public by the end of 2002. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused. Eutelsat, for example, has already begun to expand its operations into other territories by acquiring a 21% stake in the Spanish regional FSS operator Hispasat.

     While the FSS industry has historically serviced video, telephony and private network data traffic, the growth of the Internet has created a greater need for satellite bandwidth. Satellites are increasingly used in numerous Internet-related applications, owing primarily to key inherent characteristics, including their ability to:

     - establish high speed connections of 45 Mbps or higher between two points or among multiple points within their broad footprints;

     - multicast streaming media from a single source to multiple sites; and

     - provide an alternative "bypass" network that does not rely on the limitations of the terrestrial Internet infrastructure.

     Some of the new applications that FSS operators have been providing include:

     - connecting international ISPs to the U.S. Internet backbone;

     - providing a platform for Internet content providers to distribute their data to ISPs for local storage or caching; and

     - providing a platform for streaming media content providers to deliver their streams real-time to broadband ISPs or directly to end users.

     As an FSS industry leader, we are well positioned to benefit from the recent changes in the FSS industry due to our size, scale, reach and diversity of services. We are able to address these changes and continue to serve our existing customers, while looking to gain new customers in new markets and applications.

COMPETITION

  FIXED SATELLITE SERVICES

     Our principal global competitors in the fixed satellite services industry are:

     - Intelsat Ltd., a former intergovernmental agency privatized in 2001 that primarily provides telecommunications services to common carriers and other services providers; Intelsat reports a fleet of 21 GEO satellites;

     - SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by SES Astra, has a strong presence in European DTH services and U.S. video distribution services; SES Global reports a GEO fleet of 28 wholly-owned satellites and 13 additional satellites through joint ventures and partnerships; and

     - New Skies Satellites N.V., a 1998 spin-off from Intelsat, has a fleet of five GEO satellites.

     Our principal regional competitors in the fixed satellite services industry are:

     - Eutelsat S.A., a former intergovernmental agency privatized in 2001 that primarily provides video distribution services to the European market; Eutelsat reports a fleet of 22 GEO satellites, of which it owns and operates 19 of the 22 satellites; and

     - Loral Space & Communications Ltd., through its Loral Global Alliance business, primarily provides video distribution and DTH services to the U.S. market; Loral reports a fleet of 10 GEO satellites.

     We compete with these and other satellite service providers primarily on price, coverage, access and reliability.

     Notwithstanding the significant barriers to entry in the FSS industry, competition is intensifying among the major FSS providers. Newly privatized Intelsat and Eutelsat now have the freedom to charge market-based prices, as opposed to the uniform prices they previously charged as intergovernmental agencies. Many of the owners of Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat's owners have the incentive to, and may be able to, block us from entering certain non-U.S. markets. In addition, the combined SES Global is now capable of providing services in many of the markets we serve. These and other factors are intensifying competition in our industry.

     We also compete with numerous companies and governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is limited to service within one country or region, depending on the operator's satellite coverage and market activities. Internationally, in addition to Eutelsat, other important regional competitors include Satelites Mexicanos, S.A. de C.V., an affiliate of Loral, in Latin America, and AsiaSat, a partially owned subsidiary of SES Global, in Asia. These regional operators compete with us primarily on price because many are subsidized by local governments. In addition, some countries limit our access to their markets in order to protect their national satellite systems. As regulations in various foreign markets are liberalized, we believe that we will be better able to compete in those markets.

  FIBER OPTICS

     Our satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cables. Although we compete with land-based service providers for the transmission of video, voice and data, we believe that satellites have distinct advantages over fiber optic cables in both developed and underdeveloped areas of the world. In developed areas, FSS providers like us enjoy a significant competitive advantage over fiber optic cables because satellites provide point-to-multipoint broadcasting services and the ability to bypass shared and congested terrestrial links, thereby enhancing network performance. In underdeveloped areas, the population density is often not substantial enough to warrant the investment required to build fiber optic networks. For example, for a cable company to cost-effectively offer cable television services in an underdeveloped region, it requires a critical mass of serviceable homes to connect to the local cable headend. Satellite service providers are not similarly constrained in underdeveloped regions.

GOVERNMENT REGULATION

     As an operator of a privately owned global satellite system, we are subject to:

     - the regulatory authority of the U.S. government;

     - the regulatory authority of other countries in which we operate; and

     - the frequency coordination process of the International Telecommunication Union ("ITU").

  U.S. REGULATION

     The Federal Communications Commission, or "FCC," regulates the ownership and operation of our satellite system. We are subject to the FCC's jurisdiction primarily for:

     - the licensing of satellites and U.S.-based earth stations in the United States;

     - avoidance of interference with radio stations; and

     - compliance with FCC rules governing U.S.-licensed satellite systems.

     Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or to renew existing authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers, and we operate with minimal governmental scrutiny of our business decisions. We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent we are deemed to be providing interstate or international telecommunications, universal service contributions.

     FCC Authorization to Launch and Operate Satellites. The FCC authorizes satellite operators who meet its legal, technical and financial qualification requirements to launch and operate satellites. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch and operate each requested satellite for one year. Licenses are issued for an initial ten-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been re-located to another orbital location following its replacement, may be able to continue operating under a grant of special temporary authority. These operations, however, are secondary, and there can be no assurance that the satellite will be permitted to continue operating after the expiration of the initial ten-year license term. The FCC's rules and policies limit the number of expansion satellite authorizations that may be granted for the same frequency band at one time.

     Under the FCC's rules, unless an applicant has received an authorization to launch and operate, it must notify the FCC in writing prior to commencing satellite construction, and any construction engaged in is at the applicant's own risk. While we may proceed with the construction of planned satellites without prior FCC approval, we must accept the risk that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may act in a manner that limits or eliminates some or all of the value of the construction previously done on the satellite.

     We have final FCC authorization for 16 satellites operating in the C-band, the Ku-band or both bands. We have final FCC authorization for one additional satellite, but the authorization does not cover certain design changes that are the subject of a pending modification application. We have special temporary authority to operate the satellite as modified on an interim basis. In addition, we have a final authorization to operate 13 satellites, spanning all regions, in the Ka-band. If we do not meet certain FCC due diligence requirements or do not place a satellite in service in an orbital slot by a specified deadline, our rights to such orbital slots may be subject to revocation or expiration.

     We operate several satellites under interim or special temporary authority, including those which continue operating beyond the end of their license terms, such as SBS-6 and Galaxy VI. In addition, we occasionally seek and sometimes receive temporary grants of authority to relocate satellites. We have filed applications for additional or replacement satellites in the C-band and/or the Ku-band for 10 satellites and in the broadcasting satellite services ("BSS") frequency band for 11 satellites. The BSS frequency band is dedicated to transmitting directly to the public and is used principally for DTH services. The frequencies are within the Ku-band, but for regulatory purposes are considered a separate band and have a different ITU allocation scheme.

     Other FCC Authorizations. Under the FCC's rules, an entity that provides international telecommunications services on a common carrier basis must first receive authorization, pursuant to Section 214 of the Communications Act of 1934, as amended, to provide such services. The FCC has granted PanAmSat Carrier Services, Inc. ("PCSI") and PanAmSat Communications Carrier Services, Inc. ("PCCS") two of our wholly-owned subsidiaries, Section 214 authority to provide international private line and public switched services. As common carriers, PCSI and PCCS are subject to nondiscrimination requirements.

     Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent U.S.-licensed satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

     Other U.S. Government Regulation. The U.S. Congress has added communications satellites to the munitions list governed by The International Traffic in Arms Regulations, and transferred responsibility from the Commerce Department to the State Department for licensing the export of satellites and technical information related to satellites to non-U.S. launch providers, insurers, customers, potential customers, employees, and other non-U.S. persons. The State Department's interpretation of the regulations as they would be applied to us are not clear, and it is possible that these regulations could adversely affect or delay our ability to launch and insure our satellites and to sell capacity to non-U.S. customers.

  REGULATION BY FOREIGN NATIONAL TELECOMMUNICATIONS AUTHORITIES

     Even though the United States is the licensing jurisdiction for all of our operating satellites, we are nevertheless subject to regulation in many foreign countries in which we operate. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Among other things, we may be subject to national communications or broadcasting laws with respect to our provision of international satellite service. While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. "Space segment capacity" consists solely of capacity on a given satellite without any uplink, downlink or other value-added services.

     Many countries, particularly in Latin America, and increasingly in Europe, Africa and Asia, have liberalized their regulations to permit multiple entities to seek licenses to:

     - provide voice, data or video services for their own use or for third-party use;

     - own and operate private earth station equipment; and

     - choose a provider of satellite capacity.

     This trend should accelerate with the commitments by many World Trade Organization members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Many countries allow licensed radio and television broadcasters and cable television providers to own their own transmission broadcast facilities and purchase satellite capacity without restriction. In these countries, customer access to our services can be a relatively simple procedure. Other countries, however, have maintained strict monopoly regimes. In these markets, a single entity, often the government-owned posts, telephone and telegraph authorities and the pre-privatization Intelsat signatory, may hold a monopoly on the ownership and operation of facilities or on the provision of communications and/or broadcasting services to, from, and within the country, including via satellite, making it more difficult for us and other companies to provide services on U.S.-licensed satellites.

     Most countries permit satellite carriers to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity. We have obtained such licenses in Argentina, Colombia, Ecuador, Guatemala, Honduras, Pakistan, Paraguay and Peru. Additionally, we have sought service-type licenses in order to provide certain space segment capacity directly to end users. We have obtained such licenses in Australia and Japan. In addition, PanAmSat de Mexico has been awarded a concession in Mexico that will permit the joint venture to serve as the reseller of our services in Mexico. Our satellites have only limited authorization in Brazil and India that constrain the opportunities for use of some capacity in those countries.

     The ITU Frequency Coordination Process. Each ITU member nation is required to register its proposed use of orbital slots with the ITU's Radio Regulations Board. Other nations then may give notice of any use or intended use of the radio spectrum that would conflict with the proposal. The nations then are obligated to seek to coordinate the proposed uses and resolve interference concerns. If all disputes are resolved, the ITU enters the proposed use in its master frequency register which, at least theoretically, protects it from subsequent or nonconforming interfering uses. The ITU Radio Regulations Board has no dispute resolution or enforcement mechanisms, however, and international law provides no clear remedies if this voluntary process fails.

     While the right to use most frequencies is determined on a "first-come, first-served" basis, the ITU has "planned" the use of certain frequency bands in specific regions in a manner that effectively reserves for various countries the right to use those frequencies in accordance with certain technical parameters at a given orbital location. Our proposed use of BSS frequencies on 11 satellites is subject to issues concerning the ITU's BSS band plan.

     All of the registrations for our satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with our registered orbital slots for PAS-2, PAS-4, PAS-7, PAS-8, PAS-10 and Galaxy XI. In some cases, such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- The fixed satellite services industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan."

EMPLOYEES

     At December 31, 2001, we had approximately 730 full-time employees. We believe that our employee relations are good.

ITEM 2  PROPERTIES

     Our principal executive offices are located in Wilton, Connecticut, where we commenced a ten-year lease in July 2001.

     We currently operate six teleports and a satellite operations control center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Napa, California; and Spring Creek, New York. We own our teleports in Ellenwood, Homestead, Spring Creek, Napa, and Fillmore. We own the facilities in Ellenwood, Georgia and Long Beach, California. We lease our teleport in Castle Rock, Colorado.

     We also lease office space in New York, New York, Stamford, Connecticut, Greenwich, Connecticut, Atlanta, Georgia, Chantilly, Virginia, Manhattan Beach, California, Washington, D.C., Coral Gables, Florida, Sydney, Australia, Johannesburg, South Africa, London, England, Tokyo, Japan, Seoul, South Korea, Hong Kong, Sao Paulo, Brazil and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

ITEM 3.  LEGAL PROCEEDINGS

     We periodically become involved in various claims and lawsuits that are incidental to our business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

2001                                                           HIGH      LOW
----                                                          ------   --------
First Quarter...............................................  $40.25   $34.4375
Second Quarter..............................................  $38.96   $33.49
Third Quarter...............................................  $37.87   $22.65
Fourth Quarter..............................................  $23.71   $19.62

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................  $72.125    $41.6875
Second Quarter..............................................  $50.9375   $35.3125
Third Quarter...............................................  $44.0625   $28.5625
Fourth Quarter..............................................  $41.5625   $26.0625

     As of March 5, 2002, there were approximately 127 holders of record of PanAmSat Common Stock.

     To date, the Company has not declared or paid cash dividends on PanAmSat Common Stock. The Company presently intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying cash dividends in the near future. In addition, the indenture and other documents governing our recently completed refinancing limit our ability to pay dividends on our common stock. The payment of any future dividends on PanAmSat Common Stock will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 presented in this table has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for each of the years ended December 31, 1998 and 1997 presented in this table is derived from our audited consolidated financial statements and notes thereto which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                               2001         2000         1999         1998        1997(1)
                                            ----------   ----------   ----------   ----------   -----------
                                                 (DOLLARS IN THOUSANDS (OTHER THAN CONTRACTED BACKLOG,
                                                      WHICH IS IN BILLIONS, AND PER SHARE DATA))
STATEMENT OF INCOME DATA:
Revenue:
  Operating leases, satellite services and
    other.................................  $  802,194   $  780,256   $  787,509   $  736,624   $   558,622
  Outright sales and sales-type
    leases(2).............................      67,881      243,314       23,108       30,639        71,317
                                            ----------   ----------   ----------   ----------   -----------
Total revenues............................     870,075    1,023,570      810,617      767,263       629,939
                                            ----------   ----------   ----------   ----------   -----------
Costs and expenses:
  Cost of outright sales and sales-type
    leases................................      12,766       85,776           --           --        20,476
  Leaseback expense, net of deferred
    gains.................................          --           --       15,391       47,223        61,907
  Depreciation and amortization...........     414,744      337,450      280,472      234,945       149,592
  Direct operating costs..................     152,883      149,681      103,973       96,510        61,199
  Selling, general & administrative
    expenses..............................     116,140       97,462       72,415       70,251        42,561
  Gain on Galaxy VII insurance claim......          --       (3,362)          --           --            --
  Severance costs.........................       8,223           --           --           --            --
                                            ----------   ----------   ----------   ----------   -----------
Operating income..........................     165,319      356,563      338,366      318,334       294,204
Interest expense, net(3)..................     111,153      128,205      112,002       97,788        30,973
Other income..............................          --           --           --           --          (385)
                                            ----------   ----------   ----------   ----------   -----------
Income before taxes, minority interest and
  extraordinary item......................      54,166      228,358      226,364      220,546       263,616
Income tax expense........................      23,562      102,761      104,127       95,940       117,325
Minority interest.........................          --           --           --           --        12,819
Extraordinary item(4).....................          --           --           --           --        20,643
                                            ----------   ----------   ----------   ----------   -----------
Net income................................  $   30,604   $  125,597   $  122,237   $  124,606   $   112,829
                                            ==========   ==========   ==========   ==========   ===========
Net Income Per Share -- Basic and
  Diluted.................................  $     0.20   $     0.84   $     0.82   $     0.83           N/A
                                            ==========   ==========   ==========   ==========   ===========
OTHER FINANCIAL DATA:
EBITDA(5).................................  $  580,063   $  694,013   $  618,838   $  553,279   $   444,181
EBITDA margin(6)..........................         67%          68%          76%          72%           71%
Net cash provided by operating
  activities..............................  $  540,389   $  418,713   $  500,582   $  628,119   $   201,944
Net cash used in investing activities.....    (203,836)    (394,185)    (560,199)    (636,465)   (1,720,440)
Net cash (used in) provided by financing
  activities..............................     (22,632)     (12,442)        (666)      94,149     1,610,206
Capital expenditures......................     338,203      449,560      586,910      738,540       622,347
Contracted backlog (at period end; in
  billions)(7)............................  $     5.84   $      6.0   $      6.1   $      6.3            --
Total assets..............................   6,296,810    6,178,351    5,984,709    5,890,497     5,682,434
Total debt and due to affiliates(8).......   2,521,542    2,542,758    2,671,342    2,538,409     2,397,469
Total long-term liabilities...............   3,134,897    3,130,086    3,025,577    3,058,480     3,016,680
Total stockholders' equity................   2,992,560    2,954,695    2,815,989    2,688,415     2,560,836

---------------

(1) Results for the year ended December 31, 1997 include financial data for PanAmSat International from May 16, 1997 (the effective date of the Merger). See Note 1 to the Consolidated Financial Statements for a description of the Merger.

(2) Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue and record the cost of the transponder to cost of outright sales. Under sales-type leases, we recognize as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenue and related costs, but not when we receive the cash.

(3) Net of capitalized interest of $23.3 million, $56.1 million, $60.7 million, $59.9 million and $80.5 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively, and net of interest income of $13.5 million, $6.8 million, $3.2 million, $10.4 million and $28.0 million in 2001, 2000, 1999, 1998 and 1997, respectively.

(4) Represents loss on early extinguishment of debt, net of tax.

(5) Represents earnings before net interest expense, income tax expense and depreciation and amortization. EBITDA in 1997 excludes the extraordinary item and minority interest that are applicable for 1997 only. EBITDA is commonly used in the fixed satellite services industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA should not be considered as a measure of profitability or liquidity as determined in accordance with generally accepted accounting principles in the statements of income and cash flows.

(6) EBITDA margin is EBITDA divided by revenues and is expressed as a percentage.

(7) Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. The contracted backlog figure is not available for 1997.

(8) Includes debt of $796.5 million, $817.8 million, $874.2 million, $750.0 million and $609.1 million as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively and due to affiliates of $1.725 billion, $1.725 billion, $1.797 billion, $1.788 billion and $1.802 billion as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

     We are the product of the May 1997 merger of PanAmSat International and the Galaxy business of Hughes Communications, Inc., a subsidiary of Hughes Electronics, into a new publicly held company, which retained the PanAmSat name. Hughes Electronics, a wholly-owned subsidiary of General Motors Corporation ("GM"), indirectly owns approximately 81% of our outstanding common stock. On October 28, 2001, GM, Hughes Electronics and EchoStar entered into definitive agreements providing for the split-off of Hughes Electronics, or a newly formed holding company holding all of the capital stock of Hughes Electronics, from GM and the merger of Hughes Electronics, or such newly formed holding company, with EchoStar. EchoStar is a leading provider of direct-to-home subscription television services through its DISH Network, which it delivers to over six million customers in the United States via a fleet of GEO satellites. The transactions are subject to a number of conditions, including approval of GM's stockholders and antitrust and FCC regulatory clearance and approval. GM, Hughes Electronics and EchoStar have agreed that, in the event the Hughes Electronics/EchoStar merger does not occur because certain specified regulatory approvals have not been obtained or due to the fact that certain other conditions have not been satisfied, EchoStar will be required to purchase all of the shares of PanAmSat common stock beneficially owned by Hughes Electronics (approximately 81% of the outstanding common stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share payable, at the option of the holder, either in cash or shares of EchoStar Class A common stock.

     Any sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, among other things, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act and the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale.

                          CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements of PanAmSat in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  REVENUE RECOGNITION:

     As a leading global facilities-based provider of video, broadcasting and network services through satellites, we derive our revenue primarily from our video services and network services businesses. Our video services business generates the majority of our revenues. The proportion of our total revenues generated by this business has declined slightly over the past few years due to the growth in our network services business. We expect the video services business to continue to generate the majority of our revenues.

     For 2001, 2000 and 1999 we derived our revenues from the following service areas:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
SERVICES                                                      2001      2000      1999
--------                                                      -----     -----     -----
Video services..............................................    68%       69%       72%
Network services............................................    25        26        23
Other services..............................................     7         5         5
                                                               ---       ---       ---
     Total..................................................   100%      100%      100%
                                                               ===       ===       ===

     We generally enter into operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facility services. On occasion, we have also entered into outright sales and sales-type lease contracts with our customers. The length of these contracts typically ranges from one year to the useful life of the satellite which can be up to 15 years. Almost all of our contracts are denominated in U.S. dollars.

  Operating Leases and Short-Term Agreements

     Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years. Long-term operating leases provide us with a stable and predictable source of revenue. Short-term leases and incidental or occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectability is not reasonably assured. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. Except for certain deposits, the Company is not obligated to refund operating lease payments previously made. Operating lease, satellite services and other revenues for the years ended December 31, 2001, 2000 and 1999 represented 92.2%, 76.2% and 97.1%, respectively, of our consolidated revenues for those periods. The lower percentage of consolidated revenue in 2000 was due primarily to the large amount of sales-type leases and outright sales that we recorded during 2000.

  Sales-Type Leases

     Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. Sales-type leases are similar to operating leases except that under sales-type leases, we recognize as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenue, but not when we receive the cash.

     We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of the lease agreement. Typically, our long-term leases qualify as sales-type leases under the relevant accounting standards because the terms of the leases are equal to 75% or more of the estimated useful life of the related satellite. During the years ended December 31, 2001, 2000 and 1999, we recorded revenue of $45.5 million, $165.8 million and $0, respectively, related to new sales-type leases. We do not expect to enter into a significant amount of sales-type leases in the future, although this result may change in response to future customer requests.

  Outright Sales Contracts

     Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue. We have sold the rights to 41 transponders, in 36 MHz equivalents, on our 21 satellites currently in orbit. In 2000, outright sales were $53.4 million, or approximately 5% of our revenues. We did not enter into any outright sales during the years ended December 31, 2001 and 1999, and we expect outright sales of transponder capacity to occur infrequently in the future, as requested by our customers.

  TT&C Services and Other Services

     We provide TT&C services for satellites owned by other satellite operators and also in connection with outright sales contracts. Revenues from TT&C service agreements represented approximately 3.0 %, 2.7% and 2.7% of our revenues for the years ended December 31, 2001, 2000 and 1999, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. For a significant portion of our customer lease agreements, we perform TT&C services for the customer but the fees for such services are included in the customer's monthly lease payment.

     Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2001, 2000 and 1999 were approximately 3.3%, 2.5% and 2.3%, respectively, of our revenues. We expect future other services revenues to remain relatively consistent with prior periods.

  Contracted Backlog

     Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. Our contracted backlog for future services at December 31, 2001, 2000 and 1999 was $5.84 billion, $6.0 billion and $6.1 billion, respectively. Of the $5.84 billion of contracted backlog at December 31, 2001, we expect to realize approximately $720 million as revenue in 2002, excluding interest income related to previously recorded sales-type leases. Included in contracted backlog at December 31, 2001 was approximately $1.17 billion related to satellites to be launched. At December 31, 2001, our contracted backlog was comprised of the following:

                                                              CONTRACTED BACKLOG AT
                                                                  DECEMBER 31,
CATEGORY                                                              2001
--------                                                      ---------------------
                                                                  (IN BILLIONS)
Video services..............................................          $4.83
Network services............................................           0.97
Other.......................................................           0.04
                                                                      -----
     Total..................................................          $5.84
                                                                      =====

  Geographic Distribution of Revenues

     Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2001, 2000 and 1999 we derived our revenues from operations in the following regions, shown in percentages:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
REGION                                                2001           2000           1999
------                                            ------------   ------------   ------------
United States...................................       40%            49%            43%
Latin America...................................       22             18             23
Asia............................................       17             16             18
Other...........................................       21             17             16
                                                      ---            ---            ---
     Total......................................      100%           100%           100%
                                                      ===            ===            ===

  COSTS AND EXPENSES:

     In general, our costs and expenses are largely fixed in nature, providing us with the ability to recognize significant incremental revenues without significant incremental costs once we have launched a satellite. Our costs and expenses include direct operating costs, selling, general and administrative costs, depreciation and amortization, and costs associated with the outright sale or sales-type lease.

     Direct operating costs are primarily comprised of costs to operate and maintain our satellites such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and incidental services. Selling, general and administrative costs primarily consist of sales and marketing expenses, salaries and benefits, and corporate general and administrative expenses. At the inception of an outright sale or a sales-type lease, the cost basis of the transponder and related insurance is removed and charged to cost of the outright sale or sales-type lease.

     We are committed to reducing our operating cost structure in order to improve our operating efficiency. In the third and fourth quarters of 2001, we streamlined operations, rationalized headcount and reduced general operating expenses, which we expect will result in annual savings of approximately $25 million to $30 million.

  RECEIVABLES (INCLUDING NET INVESTMENT IN SALES-TYPE LEASES):

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our net investment in sales-type leases relate to significant long-term contracts which are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these sales-type lease customers could have a material adverse impact on the collectability of our net investment in sales-type leases and our future operating results.

  EVALUATION OF SATELLITES FOR IMPAIRMENT AND SATELLITE INSURANCE COVERAGE:

     The Company periodically evaluates potential impairment loss relating to its satellites, when a change in circumstances occurs, by assessing whether the carrying amount of its satellites can be recovered over their remaining life through undiscounted future expected cash flows generated by the satellites (excluding interest charges). If the undiscounted future cash flows were less than the carrying value of the satellite, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the satellite over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, the Company would apply the concepts of FASB Statement No. 121 in the determination of whether an impairment loss had occurred. If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with FASB Statement No. 121 and the Company received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, the Company would apply the concepts of FASB Statement No. 121 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence. If no impairment loss was required as calculated under FASB Statement No. 121, the Company would make a determination, based on the facts and circumstances at the time of occurrence, if disclosure of the event in the accompanying notes is required.

     Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured (see Risk Factors -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance).

  DEFERRED TAXES:

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. PanAmSat regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

     We currently operate under a federal income tax sharing arrangement with Hughes Electronics, our parent corporation. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. Such tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics (see Certain Relationships and Related Transactions -- Transactions with Hughes Electronics and Its Affiliates -- Tax Sharing Arrangement).

RESULTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Operating leases, satellite services and other..............   $802,194     $  780,256     $787,509
Outright sales and sales-type leases........................     67,881        243,314       23,108
                                                               --------     ----------     --------
    Total revenue...........................................    870,075      1,023,570      810,617
                                                               --------     ----------     --------
COSTS AND EXPENSES
Cost of outright sales and sales-type leases................     12,766         85,776           --
Leaseback expense, net of deferred gain.....................         --             --       15,391
Depreciation and amortization...............................    414,744        337,450      280,472
Direct operating costs......................................    152,883        149,681      103,973
Selling, general and administrative expenses................    116,140         97,462       72,415
Gain on Galaxy VII insurance claim..........................         --         (3,362)          --
Severance costs.............................................      8,223             --           --
                                                               --------     ----------     --------
    Total...................................................    704,756        667,007      472,251
                                                               --------     ----------     --------
Income from operations......................................    165,319        356,563      338,366
Interest expense, net.......................................    111,153        128,205      112,002
                                                               --------     ----------     --------
Income before income taxes..................................     54,166        228,358      226,364
Income tax expense..........................................     23,562        102,761      104,127
                                                               --------     ----------     --------
Net income..................................................   $ 30,604     $  125,597     $122,237
                                                               ========     ==========     ========
Net income per share -- basic and diluted...................   $   0.20     $     0.84     $   0.82
                                                               ========     ==========     ========

                              CONSOLIDATED RESULTS

  2001 COMPARED TO 2000

     Revenues. Total revenues for the year ended December 31, 2001 were $870.1 million, a decrease of $153.5 million, or 15%, from $1,023.6 million for the same period in 2000. This decrease was primarily due to $219.2 million of new outright sales and sales-type lease revenues recorded during the year ended December 31, 2000 compared to $45.5 million of new sales-type lease revenues recorded during the same period in 2001. Virtually all of the revenues from outright sales and sales-type lease agreements are recognized at service commencement, whereas revenues from operating lease agreements are recognized monthly over the term of the agreement. Video services revenues, excluding revenues from new sales-type lease activity, increased by 1% to $548.1 million for the year ended December 31, 2001 compared to $541.4 million for the same period in 2000. This increase was primarily due to new DTH services that commenced late in the third quarter of 2000 and generated a full year of revenue in 2001. Network services revenues, excluding new outright sales, increased 6% to $219.5 million for the year ended December 31, 2001 compared to $207.9 million for the same period in 2000, primarily due to growth in Internet-related services.

     Revenues from operating leases of transponders, satellite services and other increased $21.9 million, or 3%, to $802.2 million, or 92% of total revenues, for the year ended December 31, 2001, from $780.3 million, or 76%, of total revenues, for the same period in 2000. The increase was primarily due to increased DTH and Internet related services during 2001. Revenues for the year ended December 31, 2001, excluding new sales and sales-type leases, increased by $20.2 million, or 3%, to $824.6 million compared to $804.4 million during the same period in 2000. Revenues from outright sales and sales-type leases were $67.9 million for the year ended December 31, 2001, a decrease of $175.4 million, compared to $243.3 million for the year ended December 31, 2000. This decrease is attributable to the decrease in new outright sales and sales-type lease transactions in 2001 as compared to 2000 which was discussed above. Included within total sales and sales-type lease revenue for the years ended December 31, 2001 and 2000 was interest income related to sales-type leases of $22.4 million and $24.1 million, respectively.

     Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded $12.8 million of costs of sales-type leases of transponders for the year ended December 31, 2001 compared to $85.8 million during the same period in 2000. The decrease in 2001 was primarily due to the greater number of outright sale and sales-type lease agreements recorded in 2000 than in 2001.

     Direct Operating Costs. Direct operating costs increased $3.2 million, or 2%, to $152.9 million for the year ended December 31, 2001, from $149.7 million during the same period in 2000. The increase in direct operating costs was primarily related to increased costs related to additional headcount to support the company's services of $6.3 million, increased costs related to continued fleet expansion of $8.5 million and increased costs related to the development of the Company's NET-36 initiative (now called webcast services) of $3.0 million, offset partially by lower insurance costs of $9.1 million resulting from additional self-insured satellites and lower consulting and third party costs during 2001 as compared to 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative costs increased $18.6 million, or 19%, to $116.1 million for the year ended December 31, 2001, from $97.5 million during the same period in 2000. The increase was primarily due to increased bad debt expense of $10.0 million, increased expenses related to the development of the webcast services initiative of $8.5 million and increased costs related to additional headcount to support the Company's services of $11.9 million, offset partially by reduced advertising and promotions costs of $3.3 million and lower legal and consulting costs of $6.6 million.

     Severance Costs. The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 for which there were no comparable costs during the same period in 2000. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the reduction in workforce of 147 employees. Also included in these costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. These severance costs were primarily related to employee compensation and employee benefits. Approximately $5.3 million of the $8.2 million of total severance costs were paid during 2001 and approximately $2.9 million were recorded within accrued liabilities on the consolidated balance sheet at December 31, 2001. Substantially all of the remaining accrued severance costs at December 31, 2001 are expected to be paid during 2002.

     Depreciation and Amortization. Depreciation and amortization increased $77.2 million, or 23%, to $414.7 million for the year ended December 31, 2001, from $337.5 million during the same period in 2000, due primarily to accelerated depreciation on the Galaxy VIII-i satellite, depreciation expense associated with two new satellites placed into service in 2001, and 2001 being the first full year of depreciation expense associated with four new satellites that were placed into service in 2000.

     Income from Operations. Income from operations decreased $191.3 million, or 54%, to $165.3 million for year ended December 31, 2001 from $356.6 million during the same period in 2000. The decrease was primarily due to the gross profit associated with $219.2 million of new outright sales and sales-type lease agreements that were recorded in 2000 compared to the gross profit associated with $45.5 million related to a new sales-type lease agreement that was recorded in 2001. Also contributing to the decrease in income from operations were increased direct operating and selling, general and administrative costs and increased depreciation expense for the year ended December 31, 2001 compared to the same period in 2000.

     Interest Expense, Net. Interest expense, net decreased $17.0 million, or 13%, to $111.2 million for the year ended December 31, 2001 compared to $128.2 million during the same period in 2000. Interest expense, net was recorded net of capitalized interest of $23.3 million and $56.1 million during 2001 and 2000, respectively and net of interest income of $13.5 million and $6.8 million during 2001 and 2000, respectively. The decrease was due primarily to decreased interest expense as a result of lower interest rates associated with the Company's variable rate borrowings and higher interest income as a result of a higher cash balance in 2001 than in 2000. These items were partially offset by a reduction in capitalized interest as a result of a lower amount of satellite construction in progress during 2001 than in 2000.

     Income Tax Expense. Income tax expense decreased $79.2 million, or 77%, to $23.6 million for the year ended December 31, 2001 compared to $102.8 million during the same period in 2000. The decrease in income tax expense for the twelve months ended December 31, 2001, was due to decreased income from operations which resulted in a decrease in taxable income of $174.2 million for the year ended December 31, 2001, as well as a decrease in the Company's effective tax rate from 45% in 2000 to 43.5% in 2001 as a result of the greater beneficial effects of the Foreign Sales Corporation replacement legislation known as the Exclusion for Extraterritorial Income.

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

     Revenues from outright sales and sales-type leases increased to $243.3 million for the year ended December 31, 2000, from $23.1 million for the same period in 1999. The increase is attributable to the new outright sales and sales-type lease transactions discussed above. Included within total sales and sales-type lease revenue for the years ended December 31, 2000 and 1999 was interest income related to sales-type leases of $24.1 million and $23.1 million, respectively. Revenues from operating leases of transponders, satellite services and other decreased $7.3 million, or 1%, to $780.3 million for the year ended December 31, 2000, from $787.5 million for the same period in 1999. The decrease was primarily due to customer conversions from operating lease agreements into sales-type lease agreements during the first half of 2000 and the termination of a contract for a DTH platform in India in 1999.

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

     Direct Operating Costs. Direct operating costs increased $45.7 million to $149.7 million for the year ended December 31, 2000 compared to $104.0 million for the same period in 1999. The increase was primarily due to increased third party and engineering and operations costs associated with our webcast services initiative (formerly known as NET-36) and core engineering headcount and related costs to support our growth initiatives.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.1 million to $97.5 million for the year ended December 31, 2000 compared to $72.4 million for the same period in 1999. This increase was primarily due to increased selling, general and administrative headcount and related expenses associated with our growth initiatives and a $6.1 million one-time charge associated with the sale of real estate.

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

     Interest Expense, Net. Interest expense, net increased $16.2 million, or 14%, to $128.2 million for the year ended December 31, 2000 from $112.0 million for the same period in 1999. Interest expense, net was recorded net of capitalized interest of $56.1 million and $60.7 million during 2000 and 1999, respectively, and net of interest income of $6.8 million and $3.2 million during 2000 and 1999, respectively. The increase was due primarily to the increase in interest rates associated with the Company's floating rate debt during 2000 partially offset by lower borrowing levels in 2000.

     Income Tax Expense. Income tax expense decreased $1.3 million, or 1%, to $102.8 million for the year ended December 31, 2000 from $104.1 million for the same period in 1999. The Company's effective tax rate was 45% in the year ended December 31, 2000, compared to 46% in the same period in 1999. The decrease was due to increased tax benefits related to the Company's foreign sales corporation.

SATELLITE DEPLOYMENT PLAN AND PLANNED SATELLITES

  SATELLITE DEPLOYMENT PLAN

     Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives or encounter other reductions or risks to their useful lives with new satellites to meet customer needs. Since the fourth quarter of 1999, we have launched six satellites, in part to replace existing satellites and in part to serve markets in which we believe there is a significant demand for additional transponders. All of these six satellites have significant contracted backlog. In addition, we intend to selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities. A "retired" satellite should be capable of continuing to offer services beyond the time that its replacement is deployed. In these cases, we typically seek to co-locate the older satellite with the new satellite or to move the older satellite to an interim location, in each case subject to applicable U.S. and foreign regulatory approvals.

     We generally enter into launch contracts for the launch of both specified and unspecified future satellites. For example, we may enter into a contract with a launch provider for the launch of five satellites, though the identity of all five satellites may not be determined at the time we enter into the contract. We believe that entering into multi-launch contracts in this manner provides us with a hedge against the potential of increasing launch prices. Each of our launch contracts provides that we may terminate the contract at our option, subject to our payment of a specified termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of the failure of any launch, we may exercise the right to obtain a replacement launch within a specified period.

     The normal delivery time for the construction of a satellite is approximately 24 months. Purchase agreements generally require us to pay the majority of the total contract price for each satellite during the period of the satellite's construction, with the remainder of the contract price payable to the manufacturer in the form of incentive payments based on orbital performance over the design life of the satellite following launch. The contracts also provide for price reductions or payments by the manufacturer in the event of late delivery due to the manufacturer's fault. The contracts contain provisions that would enable us to terminate them with or without cause. If terminated without cause, we would be subject to substantial termination liabilities that escalate with the passage of time. If terminated for cause (including if delivery is late by a specified period of months), we would be entitled to recover any payments we made under the contract and to certain additional damages as specified in the contract.

     We seek competitive bids from satellite manufacturers before entering into construction contracts. Notwithstanding the fairly small number of satellite manufacturers worldwide, we believe that the satellite production industry is highly competitive, thereby providing us with favorable pricing and alternative sources of supply.

  PLANNED SATELLITES

     We expect to launch up to four satellites by early 2003:

     - Galaxy IIIC. This Boeing 702 spacecraft, scheduled for launch in the second quarter of 2002, will replace Galaxy IIIR in the North American region and supplement Galaxy VIII-i in Latin America and the Caribbean.

     - Galaxy VIII-iR. This Boeing 601 HP spacecraft will be ready for launch in the third quarter of 2002 and will cover Latin America. The satellite is being built first to serve as an on-ground spare for Galaxy IIIC in the event of a launch failure or as possible supplemental capacity for Galaxy IIIC if it is successfully deployed. We have entered into a contract with an affiliate of DirecTV Latin America, one of our affiliates, for the lease of capacity on Galaxy VIII-iR, but the customer may terminate that contract following the commencement of service on Galaxy IIIC. If the customer were to terminate the contract, we would either modify Galaxy VIII-iR for other use at another orbital location or terminate our contract with Boeing for the construction of Galaxy VIII-iR. In such event, the customer would be obligated to pay us over time for all of our contractual liabilities to Boeing and the launch services provider for such modification, postponement and/or termination.

     - Galaxy VR. This C-band satellite is being constructed by Orbital Sciences Corporation ("Orbital Sciences") and is designed to cover the United States. Scheduled to be launched in early 2003, we expect this satellite to be co-located with our SBS-6 satellite.

     - Galaxy XIII/Horizons Satellite. In August 2001, we entered into a joint venture with JSAT Corporation, a Japanese satellite services provider, to expand digital services in North America. Through this strategic relationship, called "Horizons," we and JSAT will jointly own, develop and market Ku-band video, data and Internet satellite services and will share revenues on a 50/50 basis for the Ku-band services. Through Horizons, JSAT and we will own the Ku-band payload for a new Boeing 601 HP satellite referred to as Galaxy XIII/Horizons that is scheduled for launch in early 2003. We will separately own, develop and market the C-band capacity on this new satellite as part of our Galaxy cable neighborhood. The C-band payload will replace the Galaxy IX satellite in our domestic U.S. fleet. Galaxy IX will then replace Galaxy VI as an in-orbit spare satellite.

     At December 31, 2001, we had spent approximately $339.3 million on the four satellites that we plan to launch by early 2003, and we are under contract to spend an additional $194.5 million on these satellites for construction and launch.

     In addition to Galaxy VR, we have two C-band satellites under construction by Orbital Sciences for United States coverage. These satellites were purchased together, in volume, to take advantage of available discounts. We are currently scheduled to launch the second Orbital Sciences satellite to replace Galaxy IR prior to the end of its useful life. The third satellite would be available to us as a replacement or an in-orbit spare. However, in the event we decide not to launch that satellite, we may terminate the obligation to purchase it, which may result in certain contingent payment obligations. At December 31, 2001, we had spent approximately $14.4 million on these two additional C-band satellites and we are under contract to spend an additional $159.6 million on these satellites for construction and launch.

     In January 2002, we entered into a noncontingent agreement with Orbital Sciences for the construction of a Ka-band satellite to be delivered in 2005, the timing of which was in part to comply with FCC milestones associated with our authorizations. We are exploring the business case for the use of Ka-band frequencies and may conclude that we will not pursue the construction of the satellite to completion. If we ultimately decide not to proceed with this satellite, we will owe Orbital Sciences a termination fee under the contract.

LIQUIDITY AND CAPITAL RESOURCES

  CASH AND CASH EQUIVALENTS

     At December 31, 2001, we had cash and cash equivalents of $443.3 million, compared to $129.3 million at December 31, 2000.

  HUGHES ELECTRONICS TERM LOAN

     In connection with the May 1997 merger of PanAmSat International and the Galaxy business of HCI, we obtained a term loan from Hughes Electronics in the amount of $1.725 billion (the "Hughes Term Loan"). The Hughes Term Loan borrowings were scheduled to mature in June 2003. Quarterly payments of $50.0 million in principal were required on the term loan under certain circumstances depending upon the level of cash flow from operations and our credit ratings. On October 15, 2001, Hughes Electronics exercised its right to request that we use our best efforts to replace the $1.725 billion term loan in order to repay the principal amount outstanding under the term loan plus any accrued and unpaid interest. On February 25, 2002, we repaid the Hughes Term Loan (see "-- The Refinancing"). We did not make, and were not required to make, any principal payments on the Hughes Term Loan prior to its repayment. During 2001, 2000 and 1999 we made interest payments of $82.4 million, $120.1 million and $98.0 million, respectively, on the term loan. The interest rate on the term loan was tied to the interest rate on our Pre-Existing Credit Facility (as defined below). At December 31, 2001, the interest rate on the term loan was 2.55%.

  OTHER LONG-TERM DEBT

     As of December 31, 2001, we also had long-term indebtedness of $796.5 million comprised of $750.0 million of senior notes we issued in 1998, as more fully described below, and $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25%, matured on January 2, 2002, and were repaid in full from available cash on that date. The weighted average interest rate on the Galaxy IIIR Notes at December 31, 2001 was 2.75%.

     In January 1998, we completed a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of $750.0 million of senior notes, which we subsequently registered with the SEC (the "1998 Senior Notes"). The 1998 Senior Notes bear interest at various rates ranging from 6.0% to 6.875% and have five, seven, ten and 30 year maturity dates. In accordance with the terms of the indenture governing the 1998 Senior Notes, upon consummation of the Refinancing (described below), the 1998 Senior Notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under our new Senior Secured Credit Facility.

  PRE-EXISTING CREDIT FACILITY

     We maintained a multi-year revolving credit facility (the "Pre-Existing Revolver") and a commercial paper program (the "Commercial Paper Program") that provided for aggregate short-term and long-term borrowings of $500.0 million. On February 25, 2002, we obtained a new $250.0 million revolving credit facility in connection with the Refinancing (see next paragraph) and we terminated the Pre-Existing Revolver. Borrowings under the Pre-Existing Revolver and the Commercial Paper Program bore interest at a rate equal to LIBOR plus a spread based on our credit rating. The Pre-Existing Revolver provided for a commitment through December 24, 2002. No amounts were outstanding under the Pre-Existing Revolver or the Commercial Paper Program at December 31, 2001.

  THE REFINANCING

     In February 2002, we completed a private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended, in an aggregate principal amount of $800.0 million (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.760 billion, after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds to repay in full the $1.725 billion of indebtedness owing under the term loan to Hughes Electronics, with the balance to be used for general corporate purposes. The Senior Notes bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012 and are unsecured. The Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries.

     The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). The Term A Facility and Term B Facility were fully drawn in connection with the Refinancing. The interest rates applicable to loans under the Senior Secured Credit Facility will be, at the Company's option, the alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. The applicable margin for loans under the Revolving Facility and the Term A Facility is subject to adjustment based on the Company's total leverage ratio. The applicable margin under the Term B Facility is fixed. The alternate base rate is a fluctuating interest rate equal to the higher of (1) the prime rate and (2) the federal funds effective rate plus 50 basis points. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio.

     Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements within 360 days of securing the facility. These interest rate hedge agreements will effectively enable the Company to protect itself against three month London Interbank offered rates which exceed 5% per annum for at least 10% of the borrowings under the Senior Secured Credit Facility.

     The Revolving Facility will terminate on December 31, 2007. The Term A Facility will mature on December 31, 2007 and amortizes in quarterly installments during each year as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      ------
2004........................................................    20%
2005........................................................    25%
2006........................................................    25%
2007........................................................    30%

     The Term B Facility will mature on December 31, 2008 and amortizes in quarterly installments in annual amounts equal to 1% of the Term B Facility during each of the third through sixth years of such Facility, with the balance payable in quarterly installments during the seventh year of such Facility.

     Assuming the Refinancing, in the aggregate amount of $1.8 billion, was completed as of January 1, 2002, the Company estimates that its interest expense and unused commitment fees for such borrowings for the year ending December 31, 2002, would be approximately $123.4 million, compared to interest expense of approximately $82.4 million relating to the $1.725 billion Hughes Term Loan for the year ended December 31, 2001.

     The indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility contain various covenants which impose significant restrictions on our business. These covenants limit our ability to, among other things: incur or guarantee additional indebtedness; make certain payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; reduce or eliminate insurance on our satellites; make investments and enter into transactions with affiliates and enter into new businesses. The Senior Secured Credit Facility also limits the Company's ability to sell certain assets of the Company.

  SALE-LEASEBACK ARRANGEMENTS

     The Company had options under sale-leaseback arrangements to repurchase the transponders on Galaxy VII and Galaxy IIIR prior to the end of their respective lease terms. In January 1999, the Company repurchased 12 C-band and 10 Ku-band transponders on Galaxy VII for approximately $141.3 million, including a make-whole premium of $2.7 million. The Company repurchased the remaining transponders on Galaxy VII and the Ku-band transponders on Galaxy IIIR in July 1999 for a total cost of approximately $103.5 million in cash, plus the assumption of $124.1 million of floating rate debt secured by the Galaxy IIIR Ku-band transponders. As of December 31, 2001, other than indemnity obligations, the Company no longer had any significant obligations under sale-leaseback agreements. As discussed above, the outstanding principal balance of these notes of $46.5 million was repaid in full from available cash on January 2, 2002.

  INSURANCE SETTLEMENTS

     In September 1999, in connection with anomalies on Galaxy VIII-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304 million. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss has been recognized as a result of these settlements.

     In January 2001, we received a payment of approximately $132.4 million relating to an insurance claim we filed with respect to our Galaxy VII satellite. The insurance settlement was recognized as an offset to the carrying value of the satellite and resulted in a $3.4 million gain from proceeds in excess of the carrying value.

     In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy is in the amount of $253.4 million and includes a provision for us to share 25% of future revenues on PAS-7 with the insurers. Our insurers have confirmed to us their agreement to settle the claim by payment to the Company of approximately $215 million in relation to the

PAS-7 insurance claim. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid in relation to PAS-7 adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. The Company anticipates receiving the net proceeds from this insurance settlement by the end of the second quarter of 2002.

  OTHER

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

  CAPITAL EXPENDITURES

     We have invested approximately $4.1 billion in our existing satellite fleet and ground infrastructure through December 31, 2001. Three of the four satellites that we plan to launch by early 2003 are replacement satellites. In addition, we have invested over $250.0 million in non-satellite infrastructure over the last four years. As a result of these recent expenditures, we do not anticipate significant capital expenditures on non-satellite infrastructure in the near future.

     We made approximately $338.2 million of capital expenditures in 2001 and $449.6 million of capital expenditures in 2000. We have presently budgeted approximately $340.0 million for capital expenditures in 2002 and $210.0 million in 2003.

  SUFFICIENCY OF FUNDS

     We believe that amounts available under the Revolving Credit Facility, future cash flows from operations and available cash, including proceeds from the Refinancing, will be sufficient to fund our operations and our remaining costs for the construction and launch of satellites currently under development for at least the next 12 months. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to cover any shortfall in funding for additional launches caused by launch failures, cost overruns, delays, capacity shortages or other unanticipated expenses.

     In addition, if we were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, we may be required to seek additional financing. If circumstances were to require us to incur additional indebtedness, our ability to incur any such additional indebtedness would be subject to the terms of our outstanding indebtedness, including that incurred in connection with the Refinancing. The failure to obtain such financing could have a material adverse effect on our financial condition and results of operations.

COMMITMENTS AND CONTINGENCIES

  SATELLITE COMMITMENTS

     We have invested approximately $4.1 billion in our existing satellite fleet and ground infrastructure through December 31, 2001, and we have approximately $196.3 million of expenditures remaining to be made under existing satellite construction contracts and approximately $157.8 million of expenditures remaining to be made under existing satellite launch contracts. Included in these future expenditures are costs related to three C-band satellites under construction by Orbital Sciences for United States coverage. These satellites were purchased together, in volume, to take advantage of available discounts. (see -- Planned Satellites)

  SATELLITE INSURANCE

     As of December 31, 2001, we had in effect launch and in-orbit policies covering 17 satellites in the aggregate amount of $2.3 billion. The four uninsured satellites in orbit are PAS 4, PAS 5 and PAS 6, which are used as backup satellites, and Galaxy VIII-i, which is scheduled for replacement in 2002.

     Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail ("Significant Exclusion Policies") which exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Those six satellites include Galaxy IIIR, which is scheduled for replacement in 2002, and PAS 2, PAS 3R, Galaxy IVR and PAS 6B which have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The sixth satellite, PAS 8, has an excluded component that we believe is unlikely to fail in the near future.

     At December 31, 2001, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of $942 million. At the end of 2002, we expect this total to decrease to $821 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance."

  PANAMSAT CORPORATION LONG-TERM INCENTIVE PLAN

     Effective December 7, 2000, the Company amended the PanAmSat Corporation Long-Term Incentive Plan (the "Stock Plan") to provide that, upon a "Change in Control" of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. A "Change in Control" is defined as (i) any transaction or series of transactions pursuant to which Hughes Electronics and/or GM does not directly or indirectly own more than fifty percent of the outstanding Common Stock, in value, of the Company or any successor surviving entity; or (ii) the sale or distribution of all or substantially all of the assets of the Company to an unrelated entity or entities or to an entity in which Hughes Electronics and/or GM does not directly or indirectly own more than fifty percent in value of the equity of such entity. The Company currently estimates that upon a Change-In Control, the Company will be required to record a charge of up to approximately $15 million to $20 million within its consolidated statement of income as a result of this amendment.

  OTHER

     The Company has certain contracts with its customers which require the Company to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2001, the Company had commitments under these customer contracts which aggregated approximately $41.3 million related to the provision of equipment, services and other support.

     Boeing Satellite Systems, Inc. ("Boeing"), formerly Hughes Space and Communications Company Inc. ("HSC"), has security interests in certain transponders on the Company's PAS-2, PAS-3 and PAS-4 satellites to secure incentive payments owed by the Company to Boeing pursuant to satellite construction contracts. Additionally, Chase Manhattan Bank, as agent for various lenders under the Galaxy IIIR Notes had certain security interests in relation to the Company (see Note 5). On January 2, 2002, the remaining principal balance under the Galaxy IIIR Notes of $46.5 million was paid in full from available cash and the security interests were released.

     In conjunction with the sale-leaseback of certain office equipment which was entered into in the fourth quarter of 2001, the CIT Group, the purchaser and lessor, has a security interest in the equipment which has a total cost of approximately $1.7 million.

     The following schedule summarizes the Company's contractual obligations and commercial commitments as of December 31, 2001 (in thousands):

                                          LESS THAN
CONTRACTUAL OBLIGATIONS        TOTAL      ONE YEAR    1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
-----------------------      ----------   ---------   ----------   ---------   -------------
Hughes Term Loan...........  $1,725,000   $     --    $1,725,000   $     --      $     --
Long-Term Debt.............     796,542     46,542       200,000    275,000       275,000
Operating Leases...........      58,362      7,219        11,309     11,015        28,819
Satellite Construction and
  Launch Contracts.........     354,080    199,946        81,524     16,954        55,656
Customer Contracts.........      40,034     22,351         4,270      3,554         9,859
Vendor Contracts...........      74,928      9,686        13,769     12,972        38,501
                             ----------   --------    ----------   --------      --------
Total Contractual
  Obligations..............  $3,048,946   $285,744    $2,035,872   $319,495      $407,835
                             ==========   ========    ==========   ========      ========

These contractual obligations and commercial commitments, as of December 31, 2001, do not reflect the effects of the Refinancing, which was completed in February 2002 (see Liquidity and Capital Resources -- "the Refinancing" above).

     The Company is currently in negotiations with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. If these negotiations are successfully completed, the Company anticipates that the sales-type leases would be terminated and new operating leases would be entered into, which would result in the Company recording a non-cash charge in its consolidated income statement for the first quarter of 2002 of between $15 million and $20 million.

  CASH FLOW ITEMS

     Net cash provided by operating activities increased to $540.4 million for the year ended December 31, 2001 from $456.4 million for the year ended December 31, 2000. The increase in 2001 was primarily attributable to: (1) higher profit earned on $21.9 million of additional operating lease revenues recorded in 2001 as compared to 2000; (2) the decrease in cash used within prepaid expenses and other of $42.0 million primarily resulting from a decrease in prepaid in-orbit insurance related to fewer satellites placed in-service in 2001 as compared to 2000; and (3) an increase in cash provided within accounts payable and accrued expenses of $61.3 million primarily resulting from the timing of payments to vendors. These increases in cash provided by operating activities were partially offset by a decrease in cash provided within operating leases and other assets of $19.2 million as a result of the effects on cash flows of the changes in accounts receivable.

     Net cash provided by operating activities decreased $44.2 million to $456.4 million for the year ended December 31, 2000 from $500.6 million for the year ended December 31, 1999. Included in the computation of the cash provided by operating activities was an adjustment of $136.4 million in the year ended December 31, 2000 relating to the gross profit earned on sales-type leases for which there were no comparable transactions in the year ended December 31, 1999. The decrease in cash provided by operating activities is also attributable to an increase in cash used within prepaid expenses and other of $42.8 million as a result of an increase in prepaid in-orbit insurance for the four satellites placed in-service in the year ended December 31, 2000. These items were partially offset by the following increases in cash provided by operating activities in the year ended December 31, 2000 as compared to the year ended December 31, 1999: (1) an increase of $57.0 million in the adjustment for depreciation and amortization expense in 2000 as compared to 1999 resulting from our additional satellites placed in service; (2) an increase of $18.6 million in cash provided within accrued operating leaseback expense as a result of the early buyout of the Galaxy IIIR sale-leaseback in 1999; and (3) an increase of $55.7 million in cash provided within deferred revenues and other liabilities primarily relating to an increase in the reserve for in-orbit insurance as a result of the new sales-type leases that were entered into in the first half of 2000.

     Net cash used in investing activities was $203.8 million for the year ended December 31, 2001, compared to net cash used in investing activities of $394.2 million for the year ended December 31, 2000. The decrease in net cash used in investing activities in 2001 was primarily due to the receipt of $96.2 million of additional proceeds from insurance claims during the year ended December 31, 2001 as compared to the year ended December 31, 2000 and a reduction in capital expenditures for satellite systems under development in 2001 of $124.3 million as compared to 2000.

     Net cash used in investing activities decreased to $394.2 million in the year ended December 31, 2000, from $560.2 million in the year ended December 31, 1999. The decrease in 2000 was primarily due to lower satellite capital expenditures compared to 1999 and the absence of early buy outs of sale-leasebacks during 2000, offset by lower proceeds from insurance.

     Net cash used in financing activities decreased to $22.6 million for the year ended December 31, 2001, from $50.1 million for the year ended December 31, 2000. The decrease in net cash used in financing activities in 2001 was primarily attributable to lower scheduled repayments of long term debt during 2001, partially offset by a reduction in stock issued in connection with employee benefit plans in 2001 as compared to 2000.

     Net cash used in financing activities was $50.1 million in the year ended December 31, 2000, compared to net cash used in financing activities of $0.7 million in the year ended December 31, 1999. The decrease in 2000 was primarily due to lower net borrowings associated with our satellites under construction.

MARKET RISKS

     We manage our exposure to market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

     We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the year for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases, fixed rate public debt and variable rate debt as follows:

     - For our sales-type leases, a discount rate based on a 30-year bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

     - For our fixed rate public debt, the current market rate of each public debt instrument is applied to each principal amount to arrive at a current yield to maturity for each public debt instrument as of the end of the year. The current market rate is then reduced by a factor of 10% and this revised market rate is applied to the principal amount of each public debt instrument to arrive at a yield to maturity based on the adverse interest rate change. The two yields to maturity are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

     - For our variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the year is applied to the applicable principal outstanding at the end of the year to determine an annual interest expense based on year-end rates and principal balances.

       This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two annual interest expenses calculated represents the reduction in annual cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

     The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

     We did not experience any material changes in interest rate exposures during the year ended December 31, 2001. Based upon economic conditions and leading market indicators at December 31, 2001, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

     As of December 31, 2001 and December 31, 2000, long-term debt consisted of fixed-rate borrowings of $750 million, $1.725 billion of floating rate Merger related borrowings due to Hughes Electronics and various other fixed and floating rate borrowings. PanAmSat is subject to fluctuating interest rates on its floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at December 31, 2001 and 2000 would be a reduction in cash flows of approximately $4.2 million and $12.7 million, respectively, and a reduction in net income of approximately $2.4 million and $7.0 million, in each year.

     Fluctuations in interest rates may also affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At December 31, 2001 and 2000, outstanding borrowings bore interest at rates ranging from 6.00% to 6.875% and sales type lease receivables bore interest between 8.00% and 12.00%. The potential fair value change resulting from a hypothetical 10% fluctuation in interest rates related to PanAmSat's outstanding debt and sales-type lease receivable balances would be approximately $30.2 million and $7.5 million as of December 31, 2001 and $29.8 million and $8.1 million as of December 31, 2000, respectively.

     The market risk disclosures above do not reflect the Refinancing, which was completed in February 2002.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH HUGHES ELECTRONICS AND ITS AFFILIATES

  Satellite Procurement Agreements

     We are a party to agreements with Boeing, formerly HSC, for the construction of three satellites. Prior to the sale of HSC to Boeing on October 6, 2000, HSC was an affiliate of ours. We believe the agreements, which became obligations of Boeing following the consummation of the sale by Hughes Electronics of HSC to The Boeing Company, are on commercially reasonable terms, as each was procured through a competitive bidding process. We entered into an agreement in October 1998 for the construction of up to six satellites (Galaxy XR, Galaxy IVR, PAS-9, PAS-10, Galaxy VIII-iR and Galaxy XIII), all of which have been ordered. Pursuant to such agreements and prior agreements with HSC for the construction of PAS-2, PAS-3, PAS-4, PAS-5, PAS-6B, PAS-1R, Galaxy XI and Galaxy IIIC, a portion of the contract price (between 15% and 20%) for each satellite is paid in the form of incentive payments to be paid to HSC over a fifteen-year period after the construction and launch of the applicable satellite, contingent upon orbital performance over the design life of the satellite. Pursuant to our agreements with HSC, we recorded approximately $65.5 million and $184.2 million of satellite purchases from HSC during the year ended December 31, 2000 and 1999, respectively. As HSC was sold to Boeing on October 6, 2000, we did not record any satellite purchases from HSC during the year ended December 31, 2001.

  Satellite Services

     We are a party to agreements with Hughes Electronics and certain of its subsidiaries and affiliates (collectively, the "Hughes Entities") pursuant to which we provide satellite capacity, TT&C and other related services and facilities to the Hughes Entities, including HNS, DirecTV Latin America LLC and DirecTV, Inc. Revenues derived from the Hughes Entities were $161.2 million in 2001, or 19% of our revenues in 2001, $143.5 million in 2000, or 14% of our revenues in 2000, and $137.6 million of our revenue in 1999, or 17% of our revenues in that period, making the Hughes Entities collectively our largest customer in each of those periods.

  Hughes Electronics Term Loan

     Prior to the Refinancing in February 2002, we had outstanding indebtedness owing to Hughes Electronics under the Hughes Term Loan in the amount of $1.725 billion. The term loan had a scheduled maturity date of June 24, 2003, although Hughes Electronics had the right to request that we use our best efforts to replace the term loan at an earlier date. Consistent with the terms of the loan agreement, Hughes Electronics exercised that right, and we repaid the Hughes Term Loan with the proceeds of the Refinancing on February 25, 2002. Quarterly payments of $50.0 million in principal were required on the term loan under certain circumstances depending upon the level of cash flow from operations and our credit ratings. We did not make, and were not required to make, any principal payments on the term loan prior to its repayment. During the years ended December 31, 2001, 2000 and 1999, we made approximately $82.4 million, $120.1 million and $98.0 million, respectively, of interest payments to Hughes Electronics on the term loan. The interest rate on the term loan was tied to the interest rate on our existing revolving credit facility. At December 31, 2001, the interest rate on the term loan was 2.55%.

  Tax Sharing Arrangement

     We currently operate under a federal income tax sharing arrangement with Hughes Electronics, our parent corporation. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2001, our balance sheet reflected a deferred tax asset in the amount of $178.1 million attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits.

     Such tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics. If the merger of the Hughes Electronics and EchoStar businesses is consummated, there can be no assurance that any subsequent tax sharing arrangement that we may enter into with our parent corporation after the merger will provide for any such compensation.

     GM, Hughes Electronics and EchoStar have agreed that if the merger of the Hughes Electronics and EchoStar businesses does not occur for certain specified reasons, EchoStar will purchase the interest in PanAmSat owned indirectly by Hughes Electronics. If this were to occur, we would no longer be included in the same affiliated group as Hughes Electronics and, accordingly, unless the parties agree otherwise, we would lose the benefit of any then-remaining tax net operating loss carryforwards and we would likely lose the benefit of other tax attributes.

  Stockholder Agreement

     In connection with the merger of PanAmSat and the Galaxy Satellite Services business of Hughes Electronics in 1997, we, certain of our stockholders and HCI entered into a stockholder agreement governing, among other things, the election of directors to our board of directors, intercompany transactions and our ability to compete in certain lines of business. The agreement, which remains in effect until May 17, 2002, provides that HCI and its affiliates are prohibited from acquiring more than 81% of our outstanding common equity interests. Pursuant to the agreement, we are prohibited until May 17, 2002 from competing in the business of direct-to-home satellite broadcasting.

  Other Hughes Transactions

     In addition, Hughes Electronics and other Hughes Entities lease to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and provide general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services, and permit the participation of us and our employees in certain discount programs, such as a business travel discount program and an automobile purchase discount program. During the years ended December 31, 2001, 2000 and 1999, we incurred expenses related to such arrangements with Hughes Entities of approximately $1.9 million, $1.9 million and $2.2 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption and further requires us to evaluate the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. Our annual goodwill amortization was approximately $65 million. We do not believe that the adoption of the other provisions of SFAS 142 will have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted the provisions of SFAS No. 143 at the beginning of 2002. The adoption of SFAS 143 did not have a significant impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. We adopted the provisions of this statement at the beginning of 2002. The adoption of SFAS 144 did not have a significant impact on our financial statements.

RISK FACTORS

                         RISKS RELATING TO OUR INDUSTRY

ONCE LAUNCHED AND PROPERLY DEPLOYED, SATELLITES ARE SUBJECT TO SIGNIFICANT OPERATIONAL RISKS DUE TO VARIOUS TYPES OF POTENTIAL ANOMALIES.

     Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

     - the satellite manufacturer's error, whether due to the use of new and largely unproven technology or simply due to a manufacturing defect;

     - problems with the power systems of the satellites, including:

          - circuit failures causing reductions in the power output of the solar array panels on the satellites, which could require the operator to forego the use of some transponders initially and to turn off additional transponders in later years; and

          - failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21;

     - problems with the control systems of the satellites, including:

          - failure of the primary and/or backup spacecraft control processor;
            and

          - failure of the xenon ion propulsion system, or "XIPS," used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft's proper in-orbit position; and

     - general failures resulting from operating satellites in the harsh space environment.

     We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for redundancies of critical components in the satellite, we cannot assure you that we will not experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. In particular, we may experience additional anomalies relating to the failure of the spacecraft control processor in certain of our Boeing 601 satellites. The primary and backup spacecraft control processors on two of our Boeing 601 satellites have failed, and the primary spacecraft control processor on one of our Boeing 601 satellites has also failed. We have three other Boeing 601 satellites in orbit that have not experienced any anomalies related to their spacecraft control processors, but we cannot assure you that similar anomalies will not occur on those models. In addition, failures related to XIPS have occurred on the Boeing 601 HP spacecraft, and we operate several of those spacecraft that utilize XIPS but have not yet experienced anomalies related to XIPS. We cannot assure you that similar XIPS failures or failures of other propulsion systems on our satellites will not occur in the future.

     Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially favorable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered.

NEW SATELLITES ARE SUBJECT TO LAUNCH FAILURES, THE OCCURRENCE OF WHICH CAN MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

     Satellites are subject to certain risks related to failed launches. Of the 34 satellites launched by us or our predecessors since 1983, four have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have either unproven track records or have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 24 months, and obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a significant launch failure were to occur, our financial condition would be materially and adversely affected.

NEW OR PROPOSED SATELLITES ARE SUBJECT TO CONSTRUCTION AND LAUNCH DELAYS, THE OCCURRENCE OF WHICH CAN MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

     The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures, as discussed above. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite would also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations.

THE MARKET FOR SATELLITE INSURANCE HAS HISTORICALLY FLUCTUATED SIGNIFICANTLY, AND WE MAY BE UNABLE TO OBTAIN NEW OR RENEWAL POLICIES ON COMMERCIALLY REASONABLE TERMS OR AT ALL.

     The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. In the last several years, the cost of obtaining launch and in-orbit policies on satellites reached historic lows but has recently begun to return to the higher levels for such policies that were common in the early 1990s. We expect the cost of obtaining such insurance to continue to rise and availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the effects of the September 11th terrorist attacks. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for total constructive loss claims and additional satellite health-related policy exclusions. For example, while we have since the late 1990s been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance recently have informed us that they are unwilling to insure for periods greater than one year. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

THE FIXED SATELLITE SERVICES INDUSTRY IS HEAVILY REGULATED, BOTH IN THE UNITED STATES AND ELSEWHERE, AND SUCH REGULATION COULD IMPEDE US FROM EXECUTING OUR BUSINESS PLAN.

     We are subject to the regulatory authority of the U.S. government, primarily the Federal Communications Commission, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, our business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that we will continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunications Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. More specifically, the risks of government regulation include:

     - the FCC reserves the right to require satellites within its jurisdiction to be re-located to a different orbital location if it determines that re-location is in the public interest;

     - our ability to replace an existing satellite with a new satellite is typically subject to FCC approval;

     - governments, including the U.S. government, have the ability to regulate satellite transmissions that have the potential to interfere with government operations, or other satellite or terrestrial commercial operations and such regulation could interfere with our contractual obligations to customers; and

     - currently unused orbital slots that have been granted to us may be revoked if we do not utilize such slots prior to their expiration dates, as was the case with two slots previously granted to us that the FCC revoked in 2000, and as may be the case with our Ka-band slots unless we meet certain satellite development milestones by the deadlines set by the FCC.

     Because the regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to operate our new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate our satellites internationally could have a material adverse effect on our financial condition and results of operations.

WE FACE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     A significant portion of our business is conducted outside the United States. For the years ended December 31, 2001, 2000 and 1999, approximately 60%, 51% and 57% of our revenues were generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Although almost all of our contracts with foreign customers require payment in U.S. dollars, customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue abroad, where it could be hard for us to enforce our rights.

                         RISKS RELATING TO OUR BUSINESS

OUR FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE WERE TO SUFFER A LOSS THAT IS NOT ADEQUATELY COVERED BY INSURANCE.

     Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured. As of December 31, 2001, we had in effect launch and in-orbit policies covering 17 satellites in the aggregate amount of $2.3 billion, six of which were covered by policies with substantial exclusions or exceptions to coverage. Four of our satellites were uninsured. As of such date, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of $942 million.

     As our other insurance policies expire, we may elect to reduce or eliminate insurance coverage of certain other satellites if, in our view, exclusions make such policies ineffective or the costs make such insurance impractical and if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

     An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenue attributable to that loss. As of December 31, 2001, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled $2.7 billion. As of December 31, 2001, insurance covered approximately $1.75 billion of these net insurable costs. The partial or complete failure of any revenue-producing satellites that are not substantially or fully insured could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS IS CAPITAL INTENSIVE, AND WE MAY NOT BE ABLE TO ACCESS THE CAPITAL MARKETS WHEN WE WOULD LIKE TO RAISE CAPITAL.

     We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Industry participants often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. We expect the fixed satellite services industry to continue to grow due to the demand for communications infrastructure and the opportunities created by industry deregulation. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. Our satellite deployment plan will require substantial investments of capital over the next several years. There can be no assurance that we will be able to satisfy our capital requirements in the future.

WE ARE SUBJECT TO SIGNIFICANT AND INTENSIFYING COMPETITION BOTH WITHIN THE FIXED SATELLITE SERVICES INDUSTRY AND OUTSIDE THE INDUSTRY FROM COMPANIES OFFERING OTHER MEANS TO TRANSMIT SIGNALS, SUCH AS THROUGH FIBER OPTICS.

     We face heavy competition in the fixed satellite services industry from companies such as newly-privatized Intelsat Ltd. and Eutelsat S.A., SES Global ("SES Global"), the entity formed by the November 2001 acquisition of GE American Communications, Inc. by Societe Europeenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe's leading DTH services, New Skies Satellites N.V. and Loral Space & Communications Ltd., among others. Intensifying competition in this market, particularly as a result of the privatization in 2001 of both Intelsat and Eutelsat, may result in lower prices for our services, which may adversely affect our results. Many of the owners of Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat's owners have the incentive to, and may be able to, block us from entering certain non-U.S. markets. There has been a trend toward consolidation of major fixed satellite service providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world's largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

     In addition, we believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

     Many of our direct and indirect competitors, both those in and outside of the fixed satellites services industry, have greater financial resources and operating flexibility than we do. This may permit them to respond better to changes in the industry.

ANTICIPATED REVENUES FROM OUR INTERNET-RELATED BUSINESS ARE SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES.

     In addition to the video and network services that account for the majority of our revenues, we offer value-added services that make use of the Internet, such as connecting to the U.S. Internet backbone, a bundled satellite Internet service to deliver content to ISPs and, more recently, streaming video and audio delivered through a satellite-based network connected to the Internet backbone or directly to broadband ISPs. The growth of this business will depend on the demand for Internet-based services, the competitive environment, the quality of our services and the fees which we can charge our customers, particularly as compared to existing terrestrial service offerings. We cannot assure you, however, that this facet of our business will meet our expectations due to the present uncertainty inherent in Internet ventures, nor can we assure you that this facet of our business will grow into a source of significant revenue for us in the near future or at any time.

                  RISKS RELATING TO THE COMPANY'S INDEBTEDNESS

OUR SUBSTANTIAL INDEBTEDNESS COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS.

     Subject to the restrictions contained in the indenture governing the Senior Notes and in the agreement governing our new Senior Secured Credit Facility obtained in conjunction with the Refinancing, we may incur additional indebtedness. Our substantial indebtedness could:

     - make it more difficult for us to satisfy our obligations with respect to the 1998 Senior Notes, the Senior Notes and the Senior Secured Credit Facility;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage compared to our competitors that have proportionately less debt;

     - make it more difficult for us to borrow money for working capital, capital expenditures, acquisitions or other purposes; and

     - expose us to the risk of increased interest rates with respect to that portion of our debt which has a variable rate of interest.

     If we are unable to meet our debt obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

     The indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility contain various covenants that limit our ability to, among other things:

     - incur or guarantee additional indebtedness;

     - make restricted payments, including dividends;

     - create or permit to exist certain liens;

     - enter into business combinations and asset sale transactions;

     - make investments;

     - reduce or eliminate insurance on our satellites;

     - enter into transactions with affiliates; and

     - enter into new businesses.

     These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our new Senior Secured Credit Facility also requires us to maintain specified financial ratios. Our ability to meet future financial ratios can be affected by events beyond our control, such as general economic conditions. Our failure to maintain any applicable financial ratios would prevent us from borrowing additional amounts under our new Senior Secured Credit Facility and could result in a default under that facility, which could cause the indebtedness outstanding under the facility, and by reason of cross-acceleration or cross-default provisions, the Senior Notes and any other indebtedness we may then have, to become immediately due and payable. If we were unable to repay those amounts, the lenders under our new Senior Secured Credit Facility could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them and the holders of our senior notes issued in 1998 to secure that indebtedness. If the lenders under our new Senior Secured Credit Facility were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness, including the Senior Notes.

WE MAY BE UNABLE TO REPURCHASE THE SENIOR NOTES IF WE EXPERIENCE A CHANGE OF CONTROL.

     If we were to experience a change of control, as defined in the indenture governing the Senior Notes, we will be required to make an offer to purchase all of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. Our new Senior Secured Credit Facility restricts our ability to repurchase notes, including the repurchase of notes under a change of control offer. Our failure to repay holders tendering notes upon a change of control would result in an event of default under the notes. A change of control, or an event of default under the notes, may also result in an event of default under our new Senior Secured Credit Facility, which may result in the acceleration of the indebtedness under that facility requiring us to repay that indebtedness immediately. If a change of control were to occur, we cannot assure you that we would have sufficient funds to repay debt outstanding under the new Senior Secured Credit Facility or to purchase the Senior Notes or any other securities which we would be required to offer to purchase or that become immediately due and payable as a result. We expect that we would require additional financing from third parties to fund any such purchases, and we cannot assure you that we would be able to obtain financing on satisfactory terms or at all. Neither consummation of the currently contemplated merger of the Hughes Electronics and Echostar businesses nor the separate purchase of PanAmSat by Echostar would constitute a change of control as defined in the indenture governing the Senior Notes.

OUR MAJORITY STOCKHOLDER MAY HAVE INTERESTS THAT CONFLICT WITH THOSE OF OTHER SHAREHOLDERS AND THE HOLDERS OF THE COMPANY'S INDEBTEDNESS.

     Hughes Electronics beneficially owns approximately 81% of our common stock. As the majority stockholder, Hughes Electronics has the ability to control fundamental corporate transactions requiring the approval of our stockholders, including but not limited to the election of directors and the approval of significant corporate transactions, including a change of control. The interests of Hughes Electronics as a stockholder may differ from the interests of the Company's other stockholders and the holders of the Company's indebtedness. If the merger of the Hughes Electronics and EchoStar businesses is completed or, in the alternative, if EchoStar acquires PanAmSat separately as described above, EchoStar will have the similar ability to influence our fundamental corporate transactions and corporate policy.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risks."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   53
Consolidated Statements of Income for Each of the Three
  Years Ended December 31, 2001.............................   54
Consolidated Balance Sheets -- December 31, 2001 and 2000...   55
Consolidated Statements of Changes in Stockholders' Equity
  for Each of the Three Years Ended December 31, 2001.......   57
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 2001.............................   58
Notes to Consolidated Financial Statements..................   59

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PanAmSat Corporation

     We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 10, 2002
(March 7, 2002 as to the PAS-7 Insurance Claim described in Note 4, and the Refinancing described in Note 5)

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001        2000        1999
                                                              --------   ----------   --------
REVENUES:
  Operating leases, satellite services and other............  $802,194   $  780,256   $787,509
  Outright sales and sales-type leases......................    67,881      243,314     23,108
                                                              --------   ----------   --------
          Total revenues....................................   870,075    1,023,570    810,617
                                                              --------   ----------   --------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases..............    12,766       85,776         --
  Leaseback expense, net of deferred gains..................        --           --     15,391
  Depreciation and amortization.............................   414,744      337,450    280,472
  Direct operating costs....................................   152,883      149,681    103,973
  Selling, general and administrative expenses..............   116,140       97,462     72,415
  Gain on Galaxy VII insurance claim........................        --       (3,362)        --
  Severance costs...........................................     8,223           --         --
                                                              --------   ----------   --------
          Total operating costs and expenses................   704,756      667,007    472,251
                                                              --------   ----------   --------
INCOME FROM OPERATIONS......................................   165,319      356,563    338,366
INTEREST EXPENSE -- Net.....................................   111,153      128,205    112,002
                                                              --------   ----------   --------
INCOME BEFORE INCOME TAXES..................................    54,166      228,358    226,364
INCOME TAXES................................................    23,562      102,761    104,127
                                                              --------   ----------   --------
NET INCOME..................................................  $ 30,604   $  125,597   $122,237
                                                              ========   ==========   ========
EARNINGS PER COMMON SHARE -- Basic and diluted..............  $   0.20   $     0.84   $   0.82
                                                              ========   ==========   ========
Weighted average common shares outstanding..................   149,784      149,494    149,586
                                                              ========   ==========   ========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                 2001         2000
                                                              ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  443,266   $  129,345
  Accounts receivable -- net................................      34,468       52,912
  Net investment in sales-type leases.......................      24,886       24,959
  Prepaid expenses and other (principally prepaid
     insurance).............................................      34,375       30,360
  Deferred income taxes.....................................       8,181        3,220
  Insurance claim receivable................................          --      132,435
                                                              ----------   ----------
          Total current assets..............................     545,176      373,231
                                                              ----------   ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- Net..........   3,152,082    3,156,944
NET INVESTMENT IN SALES-TYPE LEASES.........................     227,013      221,039
GOODWILL -- Net of amortization.............................   2,238,659    2,303,619
DEFERRED CHARGES............................................     133,880      123,518
                                                              ----------   ----------
TOTAL ASSETS................................................  $6,296,810   $6,178,351
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2001         2000
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $   88,269   $   31,823
  Current portion of long-term debt.........................      46,542       21,216
  Accrued interest payable..................................      23,988       26,479
  Deferred revenues.........................................      10,554       14,052
                                                              ----------   ----------
          Total current liabilities.........................     169,353       93,570
                                                              ----------   ----------
DUE TO AFFILIATES (principally merger related
  indebtedness).............................................   1,725,000    1,725,000
LONG-TERM DEBT..............................................     750,000      796,542
DEFERRED INCOME TAXES.......................................     381,754      365,982
DEFERRED CREDITS AND OTHER (principally customer deposits,
  deferred revenue and incentive payments)..................     278,143      242,562
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   3,304,250    3,223,656
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--400,000,000 shares
     authorized; 149,871,260 and 149,675,117 outstanding at
     December 31, 2001 and 2000, respectively...............       1,499        1,497
  Additional paid-in-capital................................   2,530,016    2,522,757
  Retained earnings.........................................     461,045      430,441
                                                              ----------   ----------
          Total stockholders' equity........................   2,992,560    2,954,695
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $6,296,810   $6,178,351
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   COMMON STOCK PAR VALUE   ADDITIONAL
                                                   ----------------------    PAID-IN     RETAINED
                                                      SHARES      AMOUNT     CAPITAL     EARNINGS
                                                   ------------   -------   ----------   --------
BALANCE, JANUARY 1, 1999.........................  149,231,121    $1,492    $2,504,316   $182,607
Additional issuance of common stock..............      120,665         1         5,336         --
Net income.......................................           --        --            --    122,237
                                                   -----------    ------    ----------   --------
BALANCE, DECEMBER 31, 1999.......................  149,351,786     1,493     2,509,652    304,844
                                                   -----------    ------    ----------   --------
Additional issuance of common stock..............      323,331         4        13,105         --
Net income.......................................           --        --            --    125,597
                                                   -----------    ------    ----------   --------
BALANCE, DECEMBER 31, 2000.......................  149,675,117     1,497     2,522,757    430,441
                                                   -----------    ------    ----------   --------
Additional issuance of common stock..............      196,143         2         7,259         --
Net income.......................................           --        --            --     30,604
                                                   -----------    ------    ----------   --------
BALANCE, DECEMBER 31, 2001.......................  149,871,260    $1,499    $2,530,016   $461,045
                                                   ===========    ======    ==========   ========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                             2001        2000         1999
                                                           ---------   ---------   -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income.............................................  $  30,604   $ 125,597   $   122,237
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gross profit on sales-type leases...................    (32,715)   (136,437)           --
     Depreciation and amortization.......................    414,744     337,450       280,472
     Deferred income taxes...............................     10,811      73,194        94,634
     Amortization of gains on sale-leasebacks............         --          --       (10,762)
     Amortization of debt issuance costs.................      6,110       6,108         6,110
     Provision for uncollectible receivables.............     15,339       5,941         3,994
     Gain on Galaxy VII insurance claim..................         --      (3,362)           --
     Loss on sale of real estate.........................         --       6,096            --
     Changes in assets and liabilities, net of acquired
       assets and liabilities:
       Collections on investments in sales-type leases...     21,890      24,120        21,986
       Operating lease and other assets..................      3,105      22,337        23,420
       Prepaid expenses and other assets.................    (20,487)    (62,532)      (19,746)
       Accounts payable and accrued liabilities..........     54,249      (5,780)      (11,090)
       Accrued operating leaseback expense...............         --          --       (18,624)
       Deferred revenues and other.......................     36,739      63,676         7,951
                                                           ---------   ---------   -----------
          Net cash provided by operating activities......    540,389     456,408       500,582
                                                           ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................   (338,203)   (449,560)     (586,910)
  Early buy-out of sale-leaseback (net of $124.1 million
     of assumed indebtedness in 1999)....................         --          --      (245,335)
  Net proceeds from sale of property and equipment.......      1,932      19,175            --
  Insurance proceeds from satellite recoveries...........    132,435      36,200       272,046
                                                           ---------   ---------   -----------
          Net cash used in investing activities..........   (203,836)   (394,185)     (560,199)
                                                           ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowings (net of $124.1 million of assumed
     indebtedness in 1999)...............................         --          --     1,700,000
  Repayments of long-term debt...........................    (21,216)    (56,421)   (1,700,000)
  Repayments of incentive obligations....................     (8,718)     (6,825)       (6,003)
  Stock issued in connection with employee benefit
     plans...............................................      7,302      13,109         5,337
                                                           ---------   ---------   -----------
          Net cash used in financing activities..........    (22,632)    (50,137)         (666)
                                                           ---------   ---------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    313,921      12,086       (60,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............    129,345     117,259       177,542
                                                           ---------   ---------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...................  $ 443,266   $ 129,345   $   117,259
                                                           =========   =========   ===========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     BASIS OF PRESENTATION -- Effective May 16, 1997, PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division of Hughes Communications, Inc. (a wholly-owned subsidiary of General Motors Corporation, or "GM") ("HCI") were merged (the "Merger"). The merged company was renamed PanAmSat Corporation (the "Company"). Within these consolidated financial statements, in addition to the "Company", the terms "we", "us" and "our" refer to PanAmSat Corporation and its subsidiaries.

     As of the date of the Merger, HCI beneficially owned 71.5% of the then outstanding shares of the Company. In May 1998, HCI increased its beneficial ownership of the Company to approximately 81% by purchasing 11.2 million shares from minority shareholders for $851 million.

     On October 28, 2001, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly-formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses. EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The transactions are currently expected to close in the second half of 2002.

     GM, Hughes Electronics and EchoStar have agreed that, in the event the transactions do not occur because certain specified regulatory clearances or approvals have not been obtained or other conditions have not been satisfied, EchoStar will be required to purchase all of the shares of PanAmSat common stock beneficially owned by Hughes Electronics (approximately 81% of the outstanding common stock) for an aggregate purchase price of $22.47 per share, or approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronic's interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A common stock.

     Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, among other things, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act and the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale.

     DESCRIPTION OF THE BUSINESS -- We are a leading global facilities-based provider of video, broadcasting and network services through satellites. We lease transponder capacity on our satellites, which we own and operate, and deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home television operators, Internet service providers, telecommunications companies and other corporations. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, PanAmSat provides satellite services to telecommunications carriers, corporations and Internet service providers for the provision of satellite-based communications networks,

                              PANAMSAT CORPORATION
including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

     With 21 satellites in orbit, we have one of the world's largest commercial geostationary earth orbit satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We operate our 21 satellites in 16 orbital slots. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We own teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating our fleet. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

2.  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

     REVENUE RECOGNITION -- The Company enters into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Almost all contracts stipulate payment terms in U.S. dollars.

     Pursuant to an outright sale contract, all rights and title to a transponder are purchased. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the transponder is removed and charged to cost of outright sales and sales-type leases. Contracts for the sale of transponders include a telemetry, tracking and control ("TT&C") service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed.

     Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of outright sales and sales-type leases. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $22 million, $24 million, and $23 million is included in sales-type lease revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                              PANAMSAT CORPORATION

     Future cash payments expected from customers under all long-term arrangements described above aggregate approximately $5.84 billion as of December 31, 2001, including approximately $1.17 billion related to satellites to be launched.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

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

     CONCENTRATION OF CREDIT RISK -- The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses. The currency in which the contracts are denominated is the U.S. dollar. Revenues derived from affiliates of Hughes Electronics comprised approximately 19% of total revenues in 2001. No other customer provides the Company with revenues in excess of 10% of total revenues.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

     Supplemental cash flow information for 2001, 2000 and 1999 is as follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Cash received from interest..........................  $ 13,254   $  6,813   $  3,166
                                                       ========   ========   ========
Cash paid for interest...............................  $144,503   $184,822   $166,749
                                                       ========   ========   ========
Cash paid for taxes..................................  $  2,734   $ 29,352   $ 11,075
                                                       ========   ========   ========
Cash received from taxes.............................  $  8,046   $ 12,896   $ 25,741
                                                       ========   ========   ========

     ACCOUNTS RECEIVABLE -- Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $15.0 million and $8.0 million at December 31, 2001 and 2000, respectively.

     SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- Satellites and other property and equipment are stated at historical cost, or in the case of satellites acquired in connection with the Merger, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, direct development costs, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

                              PANAMSAT CORPORATION

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                              ESTIMATED LIVES
                                                                  (YEARS)
                                                              ---------------
Satellite systems under construction........................      --
Satellites in service.......................................    12-15
Communications equipment....................................     3-7
General support equipment...................................     5-10
Buildings...................................................      25

     The estimated useful lives of the satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives are periodically reviewed using current TT&C data provided by various service providers. If a significant change in the estimated useful lives is identified, the Company accounts for such changes on a prospective basis. During 2000, the estimated useful life of the Galaxy VIII-i satellite was reduced from 15 years to 5 years as a result of difficulties with its xenon ion propulsion system ("XIPS")(see Note 4).

     EVALUATION OF LONG-LIVED ASSETS -- The Company periodically evaluates potential impairment loss relating to long-lived assets, including goodwill, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments).

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

     DEBT ISSUANCE COSTS -- Included in Deferred Charges in the accompanying balance sheet are debt issuance costs of $29.9 million at December 31, 2001 and 2000. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness and the accumulated amortization at December 31, 2001 and 2000 amounted to $23.6 million and $18.6 million, respectively.

     OTHER DEFERRED CHARGES -- Included in Deferred Charges in the accompanying balance sheet are deferred charges related to customer contracts of $41.8 million and $27.3 million at December 31, 2001 and 2000, respectively. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2001 and 2000 amounted to $4.5 million and $1.5 million, respectively.

     GOODWILL -- Goodwill is being amortized over 40 years. Accumulated amortization was $337.6 million and $272.7 million at December 31, 2001 and 2000, respectively. The Company adopted Statement of

                              PANAMSAT CORPORATION

Financial Accounting Standards No. 142 ("SFAS 142") effective January 1, 2002 (see NEW ACCOUNTING PRONOUNCEMENTS within this Note 2). Pursuant to SFAS 142, the Company discontinued the amortization of goodwill beginning January 1, 2002.

     INVESTMENTS -- The Company has investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by the Company under the cost method and are included within deferred charges in the accompanying balance sheet at the lower of cost or market. The Company's investments were $5.3 million and $6.4 million at December 31, 2001 and 2000, respectively.

     DEFERRED REVENUES -- The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

     TRANSPONDER INSURANCE -- The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the book value of its owned satellite transponders (see
Note 9). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

     SEVERANCE COSTS -- On July 12, 2001, the Company announced its plans to reduce future operating expenses Company-wide. In conjunction with this expense reduction plan, the Company restructured its NET-36 organization and began integrating the NET-36 product (now called webcast services ) with the Company's other value added service offerings. The Company incurred severance costs of approximately $4.9 million during the year ended December 31, 2001 to implement this operating expense reduction and NET-36 restructuring plan. These severance costs were primarily related to employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with this reduction in workforce of 147 employees. The Company also incurred additional severance costs of approximately $3.3 million during the year ended December 31, 2001 related to the resignation of the Company's former Chief Executive Officer in August 2001. These severance costs were primarily related to employee compensation and employee benefits. Total severance costs for the year ended December 31, 2001 were $8.2 million. Approximately $5.3 million of these total severance costs were paid during 2001 and approximately $2.9 million were recorded within accrued liabilities on the consolidated balance sheet at December 31, 2001. Substantially all of the remaining accrued severance costs at December 31, 2001 are expected to be paid during 2002.

     INCOME TAXES -- The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. Beginning in 1998, the Company and its subsidiaries joined with Hughes Electronics and GM in filing a consolidated U.S. Federal income tax return. Under the tax sharing arrangement with Hughes Electronics, the portion of the Hughes Electronics' consolidated tax amounts recorded by PanAmSat is generally equivalent to the amounts it would have incurred on a separate return basis. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2001, our balance sheet reflected a deferred tax asset in the amount of $178.1 million attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits.

     Our existing federal income tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics. If the merger of the Hughes Electronics and EchoStar businesses is consummated, there can be

                              PANAMSAT CORPORATION
no assurance that any subsequent tax sharing arrangement that we may enter into with our parent corporation after the merger will provide for any such compensation.

     GM, Hughes Electronics and EchoStar have agreed that if the merger of the Hughes Electronics and EchoStar businesses does not occur for certain specified reasons, EchoStar will purchase the approximate 81% interest in PanAmSat owned indirectly by Hughes Electronics. If this were to occur, we would no longer be included in the same affiliated group as Hughes Electronics and, accordingly, unless the parties agree otherwise, we would lose the benefit of any then-remaining tax net operating loss carryforwards and we would likely lose the benefit of other tax attributes.

     From the Merger date in 1997 and up to the date upon which Hughes Electronics became an 81% shareholder in PanAmSat, the Company and its domestic subsidiaries filed a separate consolidated U.S. Federal income tax return.

     BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION -- The Company operates in a single industry segment, which is to provide satellite-based video, broadcasting and network services to customers on a worldwide basis. Substantially all of the Company's operating facilities are located in the United States. The geographic distribution of the Company's revenues for 2001, 2000 and 1999 was as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
United States...............................................   40%    49%    43%
Latin America...............................................   22%    18%    23%
Asia........................................................   17%    16%    18%
Other.......................................................   21%    17%    16%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     REVENUE BY SERVICE TYPE -- For the years ended December 31, 2001, 2000 and 1999, PanAmSat's revenues were $870.0 million, $1.024 billion, $810.6 million, respectively. These revenues were derived from the following service areas:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
SERVICES                                                      2001   2000   1999
--------                                                      ----   ----   ----
Video services..............................................   68%    69%    72%
Network services............................................   25     26     23
Other services..............................................    7      5      5
                                                              ---    ---    ---
     Total..................................................  100%   100%   100%
                                                              ===    ===    ===

     EARNINGS PER SHARE -- The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's only dilutive securities are common stock options and these options have no dilutive effect on the earnings per share presented. The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share was 3,658,407, 674,058 and 600,315 at December 31, 2001, 2000
and 1999, respectively.

     STOCK-BASED COMPENSATION -- As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     NEW ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business

                              PANAMSAT CORPORATION
combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have an impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption and further requires us to evaluate the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. Our annual goodwill amortization was approximately $65 million. We do not believe that the adoption of the other provisions of SFAS 142 will have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted the provisions of SFAS No. 143 at the beginning of 2002. The adoption of SFAS 143 did not have a significant impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. We adopted the provisions of this statement at the beginning of 2002. The adoption of SFAS 144 did not have a significant impact on our financial statements.

     RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform with the current year's presentation.

                              PANAMSAT CORPORATION

3.  NET INVESTMENT IN SALES-TYPE LEASES

     The components of the net investment in sales-type leases are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Total minimum lease payments................................  $380,682   $382,557
Allowance for doubtful accounts.............................    (5,654)   (10,273)
Less unearned interest income...............................  (123,129)  (126,286)
                                                              --------   --------
Total net investment in sales-type leases...................   251,899    245,998
Less current portion........................................   (24,886)   (24,959)
                                                              --------   --------
                                                              $227,013   $221,039
                                                              ========   ========

     Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2001 are as follows (in thousands):

                                                              MINIMUM     SERVICE
                                                               LEASE     AGREEMENT
                                                              PAYMENTS   PAYMENTS
                                                              --------   ---------
2002........................................................  $ 47,019    $ 3,960
2003........................................................    47,009      3,960
2004........................................................    45,483      3,720
2005........................................................    43,314      3,420
2006........................................................    28,644      1,214
2007 and thereafter.........................................   169,213      5,179
                                                              --------    -------
                                                              $380,682    $21,453
                                                              ========    =======

4.  SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- NET

     The Company's satellites and other property and equipment are summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Satellite transponders under lease..........................  $3,637,231   $3,129,990
Satellite systems under development.........................     407,317      669,669
Buildings and leasehold improvements........................      99,325       50,970
Machinery and equipment.....................................     319,705      273,657
Other.......................................................      17,095       16,390
                                                              ----------   ----------
                                                               4,480,673    4,140,676
Less accumulated depreciation...............................  (1,328,591)    (983,732)
                                                              ----------   ----------
                                                              $3,152,082   $3,156,944
                                                              ==========   ==========

     At December 31, 2001 and 2000, the Company had contracts for the construction and development of six satellites and three satellites, respectively. Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails

                              PANAMSAT CORPORATION
to meet specific technical operating standards. Annual maturities of these incentives as of December 31, 2001 are as follows (in thousands):

2002........................................................  $ 11,002
2003........................................................    11,947
2004........................................................    12,510
2005........................................................    12,475
2006........................................................    12,031
2007 and thereafter.........................................    95,278
                                                              --------
                                                              $155,243
                                                              ========

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

     The Company has experienced various technical incidents on a number of its in-orbit satellites (see Note 9). These incidents generally have resulted in one or more of the following: (i) a limitation or total loss of the satellite's ability to provide the full complement of services that it was designed to provide, (ii) a material reduction to the satellite's expected orbital life, or
(iii) a reduction in certain of the satellite's on-board redundant systems exposing it to potential damage in the event of an additional incident. Whenever the Company experiences a satellite anomaly or failure, management conducts an investigation of the cause of the event and determines the effects, if any, that the anomaly may have on the carrying value of its satellites and other assets and liabilities.

     In October 2001, the Company filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's power capacity. Service to existing customers was not affected, and the Company expects that PAS-7 will continue to serve these customers. The insurance policy is in the amount of $253.4 million and includes a provision for the Company to share 25% of future revenues on PAS-7 with insurers. Our insurers have confirmed to us their agreement to settle the claim by payment to the Company of approximately $215 million in relation to the PAS-7 insurance claim. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid in relation to PAS-7 adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. The Company anticipates receiving the net proceeds from this insurance settlement by the end of the second quarter of 2002.

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

     In April 1999, the Company filed two insurance claims related to anomalies on its PAS-8 and PAS-5 satellites. The claim on the PAS-8 satellite was for a partial loss primarily resulting from the loss in geographic coverage, connectivity and/or switchability of the Ku-band transponders. The claim on PAS-5 was related to battery cell failures. This claim was for a constructive total loss of the satellite because the Company ceased using all of the Ku-band capacity of the satellite on a full-time basis, and this capacity represents more than 50% of the satellite's communications capacity. In August 1999, the Company filed an insurance claim on its Galaxy VIII-i satellite for a partial loss primarily resulting from battery cell failures. In September 1999, the Company met with its insurance carriers and settled all of the claims for net cash to PanAmSat of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999 and the remainder was collected during 2000. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss was recognized as a result of these settlements.

     Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

                                                              DECEMBER 31, 2001
                                                                MINIMUM LEASE
                                                                  PAYMENTS
                                                              -----------------
2002........................................................     $  718,220
2003........................................................        644,339
2004........................................................        606,769
2005........................................................        556,047
2006........................................................        515,988
2007 and thereafter.........................................      2,398,522
                                                                 ----------
                                                                 $5,439,885
                                                                 ==========

     Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $4.67 billion and $1.17 billion, respectively. Included in the amounts above are 48 contracts with backlog of $476.0 million, which includes $244.7 million of backlog which may be terminated by the customers pursuant to certain contractual termination rights.

     In February 1996, the Company entered into a sale-leaseback agreement for certain transponders on Galaxy IIIR with General Motors Acceptance Corporation ("GMAC"), a subsidiary of GM. Proceeds from the sale were $252 million and the sale resulted in a deferred gain of $109.0 million that was deferred and was

                              PANAMSAT CORPORATION
being amortized over the seven-year leaseback period. In prior years, the Company entered into sale-leaseback agreements for the sale of certain transponders on SBS-6 and Galaxy VII, resulting in deferred gains that were being amortized over the expected term of the leaseback periods. The Company's obligations under each sale-leaseback arrangement were guaranteed by GM (as successor-in-interest to Hughes Electronics). In connection with the Merger, the Company agreed to pay and indemnify GM for performing any of its obligations under such guarantees. In 1998, the Company exercised its early buy-out options for certain transponders on the SBS-6 transaction and repurchased the transponders for total payments of $155.5 million. In January 1999, the Company exercised an early buy-out option for $141.3 million (including a make-whole premium of $2.7 million) related to certain transponders on Galaxy VII. In July 1999, the Company exercised its final early buy-out options on Galaxy IIIR and Galaxy VII for approximately $103.5 million in cash and $124.1 million of debt assumed in connection with the Galaxy IIIR transaction. Other than indemnity obligations, the Company no longer has any significant obligations under sale-leaseback agreements.

5.  LONG-TERM DEBT

     As of December 31, 2001 and 2000, long-term debt consisted of the following (in thousands):

                                                    2001                  2000
                                             -------------------   -------------------
                                                          FAIR                  FAIR
                                               BOOK      MARKET      BOOK      MARKET
                                              VALUE      VALUE      VALUE      VALUE
                                             --------   --------   --------   --------
6% Notes due 2003..........................  $200,000   $196,000   $200,000   $195,780
6 1/8% Notes due 2005......................   275,000    253,000    275,000    262,260
6 3/8% Notes due 2008......................   150,000    132,000    150,000    137,560
6 7/8% Notes due 2028......................   125,000     87,500    125,000    100,640
Galaxy IIIR Notes..........................    46,542     46,542     67,758     67,758
Other......................................        --         --         --         --
                                             --------   --------   --------   --------
                                              796,542    715,042    817,758    763,998
Less current maturities (included in
  accounts payable and accrued
  liabilities).............................    46,542     46,542     21,216     21,216
                                             --------   --------   --------   --------
                                             $750,000   $668,500   $796,542   $742,782
                                             ========   ========   ========   ========

     Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to the Company for debt with similar maturities and similar terms.

     As of December 31, 2001, we had long-term indebtedness of $796.5 million comprised of $750.0 million of senior notes we issued in 1998, as more fully described below, and $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25% and matured on January 2, 2002, have been repaid in full from available cash. The weighted average interest rate on the Galaxy IIIR Notes at December 31, 2001 was 2.75%.

     In January 1998, we completed a private placement pursuant to Rule 144A under the Securities Act of $750.0 million of senior notes, which we subsequently registered with the SEC (the "1998 Senior Notes"). The 1998 Senior Notes bear interest at various rates ranging from 6.0% to 6.875% and have five, seven, ten and 30 year maturity dates. In accordance with the terms of the indenture governing the 1998 Senior Notes, upon consummation of the Refinancing (described below), the 1998 Senior Notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under our new Senior Secured Credit Facility.

                              PANAMSAT CORPORATION

     We maintained a multi-year revolving credit facility (the "Pre-Existing Revolver") and a commercial paper program (the "Commercial Paper Program") that provided for aggregate short-term and long-term borrowings of $500.0 million. On February 25, 2002, we obtained a new $250.0 million Revolving Credit Facility in connection with the Refinancing (described below) and we terminated the Pre-Existing Revolver. Borrowings under the Pre-Existing Revolver and the Commercial Paper Program bore interest at a rate equal to LIBOR plus a spread based on our credit rating. The Pre-Existing Revolver provided for a commitment through December 24, 2002. No amounts were outstanding under the Pre-Existing Revolver or the Commercial Paper Program at December 31, 2001.

     In July 1999, in connection with the early buy-out of the Galaxy IIIR sale-leaseback, the Company assumed variable rate notes. The notes bear interest at LIBOR plus 0.25% and mature on various dates through January 2, 2002. At December 31, 2001, $46.5 million was outstanding of which $46.5 million is classified as current. Chase Manhattan Bank, as agent for various lenders under the Galaxy IIIR note agreement, has a security interest in, among other things, 24 Ku-band transponders on the Company's Galaxy III-R satellite, all revenue and proceeds derived therefrom and any insurance proceeds payable to the Company with respect to such transponders. On January 2, 2002, the Company paid in full, the amount of $46.5 million aggregate principal of the Galaxy IIIR notes.

     In February 2002, we completed a private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended, in an aggregate principal amount of $800.0 million (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.760 billion, after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds to repay in full the $1.725 billion of indebtedness owing under the term loan to Hughes Electronics, with the balance to be used for general corporate purposes. The Senior Notes bear interest at an annual rate of 8.5%, payable semi-annually, mature in 2012 and are unsecured. The Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries.

     The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). The Term A Facility and Term B Facility were fully drawn in connection with the Refinancing. The interest rates applicable to loans under the Senior Secured Credit Facility will be, at the Company's option, the alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. The applicable margin for loans under the Revolving Facility and the Term A Facility is subject to adjustment based on the Company's total leverage ratio. The applicable margin under the Term B Facility is fixed. The alternate base rate is a fluctuating interest rate equal to the higher of (1) the prime rate and (2) the federal funds effective rate plus 50 basis points. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio.

     Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements within 360 days of securing the facility. These interest rate hedge agreements will

                              PANAMSAT CORPORATION
effectively enable the Company to protect itself against three month London Interbank offered rates which exceed 5% per annum for at least 10% of the borrowings under the Senior Secured Credit Facility.

     The Revolving Facility will terminate on December 31, 2007. The Term A Facility will mature on December 31, 2007 and amortizes in quarterly installments during each year as follows:

YEAR ENDING DECEMBER 31,                                      AMOUNT
------------------------                                      ------
2004........................................................   20%
2005........................................................   25%
2006........................................................   25%
2007........................................................   30%

     The Term B Facility will mature on December 31, 2008 and amortizes in quarterly installments in annual amounts equal to 1% of the Term B Facility during each of the third through sixth years of such Facility, with the balance payable in quarterly installments during the seventh year of such Facility.

     Assuming the Refinancing, in the aggregate amount of $1.8 billion, was completed as of January 1, 2002, the Company estimates that its interest expense and unused commitment fees for such borrowings for the year ending December 31, 2002, would be approximately $123.4 million, compared to interest expense of approximately $82.4 million relating to the $1.725 billion Hughes Term Loan for the year ended December 31, 2001.

     The indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility contain various covenants which impose significant restrictions on our business. These covenants limit our ability to, among other things: incur or guarantee additional indebtedness; make restricted payments, including dividends; create or permit to exist certain liens; enter into business combinations and asset sale transactions; make investments and enter into transactions with affiliates and enter into new businesses. The Senior Secured Credit Facility also limits the Company's ability to sell certain assets of the Company.

     Annual maturities of long-term debt are as follows (in thousands):

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                              ------------
2002........................................................    $ 46,542
2003........................................................     200,000
2004........................................................          --
2005........................................................     275,000
2006........................................................          --
2007 and thereafter.........................................     275,000
                                                                --------
                                                                $796,542
                                                                ========

     Interest expense for 2001, 2000 and 1999 is presented net of interest income of $13.5 million, $6.8 million and $1.8 million, respectively and net of capitalized interest for 2001, 2000 and 1999 of $23.3 million, $56.1 million and $60.7 million, respectively.

                              PANAMSAT CORPORATION

6.  INCOME TAXES

     The income tax provision consisted of the following (in thousands):

                                                         2001       2000       1999
                                                        -------   --------   --------
Taxes currently (receivable) payable:
  U.S. federal and foreign............................  $ 2,778   $ (2,527)  $  9,493
  State and local.....................................    1,000         --         --
                                                        -------   --------   --------
          Total.......................................    3,778     (2,527)     9,493
                                                        -------   --------   --------
Deferred tax liabilities:
  U.S. federal........................................   17,939     88,837     81,505
  State and local.....................................    1,845     16,451     13,129
                                                        -------   --------   --------
          Total.......................................   19,784    105,288     94,634
                                                        -------   --------   --------
Total income tax provision............................  $23,562   $102,761   $104,127
                                                        =======   ========   ========

     The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Expected tax at U.S. statutory income tax rate.......  $ 18,958   $ 79,925   $ 79,227
U.S. state and local income tax rates -- net of
  federal income tax effect..........................     1,849     10,693      8,534
Extraterritorial Income Exclusion/Foreign Sales
  Corporation tax benefit............................   (24,094)   (14,075)    (6,684)
Non-deductible goodwill amortization.................    22,736     22,736     22,736
Other................................................     4,113      3,482        314
                                                       --------   --------   --------
Total income tax provision...........................  $ 23,562   $102,761   $104,127
                                                       ========   ========   ========

     Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                       2001                       2000
                                             ------------------------   ------------------------
                                                           DEFERRED                   DEFERRED
                                              DEFERRED        TAX        DEFERRED        TAX
                                             TAX ASSETS   LIABILITIES   TAX ASSETS   LIABILITIES
                                             ----------   -----------   ----------   -----------
Basis differences in satellites and other
  property, plant and equipment............   $     --     $638,295      $     --     $582,218
Performance incentives.....................     38,669           --        28,308           --
Customer deposits..........................     26,735           --        28,988           --
Accruals and advances......................      8,076           --         2,653           --
Tax credit carryforwards...................     48,881           --        50,236           --
Net operating loss carryforwards...........    129,209           --       101,044           --
Other......................................     14,872        1,720        12,607        4,380
                                              --------     --------      --------     --------
Total deferred taxes.......................   $266,442     $640,015      $223,836     $586,598
                                              ========     ========      ========     ========

     At December 31, 2001, the Company had non-current deferred tax liabilities of $640.0 million and deferred tax assets of $266.4 million, of which $8.2 million was classified as current. At December 31, 2000, the Company had non-current deferred tax liabilities of $586.6 million and deferred tax assets of $223.8 mil-

                              PANAMSAT CORPORATION
lion, of which $3.2 million was classified as current. At December 31, 2001, the Company had $44.6 million of alternative minimum tax credits that can be carried forward indefinitely. The Company also had $129.2 million of deferred tax assets relating to federal and state net operating losses that expire in varying amounts over the period of 2004-2021 if not utilized and a $4.2 million deferred tax asset relating to foreign tax credit carryforwards that expire between the years 2004-2006 if not utilized.

7.  RELATED PARTY TRANSACTIONS AND BORROWINGS

     Prior to the fourth quarter of 2000, the Company purchased certain of its satellites and launch services from Hughes Space and Communications Company, a subsidiary of Hughes Electronics, which was sold to Boeing Satellite Systems, Inc. The Company has also provided services to several subsidiaries of Hughes Electronics. Additionally, the Company reimburses Hughes Electronics for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The aggregate amounts of related party transactions with Hughes Electronics and its affiliates are summarized below (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Satellite Purchases..................................  $     --   $ 65,535   $184,242
                                                       ========   ========   ========
Satellite Services Revenues:
  Operating lease revenues...........................  $135,943   $117,395   $116,044
  Other satellite services...........................    25,230     26,145     21,573
                                                       --------   --------   --------
Total Satellite Services Revenues....................  $161,173   $143,540   $137,617
                                                       ========   ========   ========
Allocations of administrative and other expenses.....  $  1,917   $  1,857   $  2,187
                                                       ========   ========   ========
Interest expense.....................................  $ 82,397   $129,567   $109,670
                                                       ========   ========   ========

     Interest expense for 1999 is presented net of $1.4 million of interest income.

     The following table provides summary information relative to the Company's accounts receivable and borrowings from Hughes Electronics and its affiliates (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Due from affiliates.........................................  $   10,256   $    6,577
                                                              ==========   ==========
Due to affiliates -- Merger-related borrowings..............  $1,725,000   $1,725,000
                                                              ==========   ==========

     In connection with the May 1997 merger of PanAmSat International and the Galaxy business of HCI, we obtained a term loan from Hughes Electronics in the amount of $1.725 billion. The Hughes Term Loan borrowings were scheduled to mature in June 2003. Quarterly payments of $50.0 million in principal were required on the term loan under certain circumstances depending upon the level of cash flow from operations and our credit ratings. On October 15, 2001, Hughes Electronics exercised its right to request that we use our best efforts to replace the $1.725 billion term loan in order to repay the principal amount outstanding under the term loan plus any accrued and unpaid interest. In February 2002, we repaid the Hughes Term Loan (See Note 5 regarding the Refinancing). We did not make, and were not required to make, any principal payments on the Hughes Term Loan prior to its repayment. During 2001, 2000 and 1999 we made interest payments on the term loan of $82.4 million, $120.1 million and $98.0 million, respectively. The interest rate on the term loan was tied to the interest rate on our existing revolving credit facility. At December 31, 2001, the interest rate on the term loan was 2.55%.

                              PANAMSAT CORPORATION

The Hughes borrowings were subordinate to the 1998 Senior Notes, the Revolving Credit Facility and the notes issued under the Commercial Paper Program (see
Note 5).

8.  RETIREMENT AND INCENTIVE PLANS

  EMPLOYEE BENEFIT PLANS:

     DEFINED CONTRIBUTION PLANS 401(K) PLAN -- The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number of shares contributed to the plan and the respective market values were 68,423, 30,407, and 33,470 shares and $2.2 million, $1.2 million and $1.2 million for 2001, 2000 and 1999, respectively.

     DEFERRED COMPENSATION PLAN -- The Company has a Restoration and Deferred Compensation Plan (the "Deferred Compensation Plan") for eligible employees. Under the Deferred Compensation Plan, executives and other highly compensated employees of the Company are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched by the Company if the employee elected to defer the maximum amount permissible under the Deferred Compensation Plan and the Internal Revenue Code of 1986, as amended. The maximum annual Company match under both the 401(k) Plan and the Deferred Compensation Plan is limited to an aggregate level of 4% of annual compensation. The Company matched portion of the Deferred Compensation Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, the Company, at its discretion, may make contributions to the Deferred Compensation Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan is an unfunded plan, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of the Board of Directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate.

     1997 STOCK INCENTIVE PLAN -- On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as the committee may decide. Effective December 7, 2000, the Company amended the Stock Plan to provide that, upon a "Change in Control" (as defined) of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. A "Change in Control" is defined as (i) any transaction or series of transactions pursuant to which Hughes Electronics Corporation and/or General Motors Corporation does not directly or indirectly own more than fifty percent of the outstanding Common Stock, in value, of the Company or any successor surviving entity; or (ii) the sale or distribution of all or substantially all of the assets of the Company to an unrelated entity or entities or to an entity in which Hughes Electronics Corporation and/or General Motors Corporation does not directly or indirectly own more than fifty percent in value of the equity of such entity. The Company currently estimates that upon a change-in control, the Company will be required to record a charge of up to approximately $15 million to $20 million within its consolidated statement of income as a result of this amendment. Also effective December 7, 2000, the Stock Plan was amended to eliminate the portability of unvested options for employees transferring to non-controlled affiliates, such as Hughes Electronics.

     As approved by the Company's Board of Directors in December 2000 and as subsequently ratified by the Company's stockholders in June 2001, the maximum number of shares of common stock that may be issued under the Stock Plan was increased from 7,456,140 to 17,456,140. The maximum number of shares of

                              PANAMSAT CORPORATION
common stock that may be issued to any grantee pursuant to the plan is 2,000,000. The Stock Plan is administered by the Compensation Committee. As of December 31, 2001, nonqualified options for 6,283,639 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and generally vest ratably over three years for grants prior to 1999. In 2001, 2000 and 1999, the Company issued 2,336,250, 881,925 and
2,298,625 options, respectively, under a two-year grant program with ratable vesting over a four-year period, and 641,505, 460,900 and 308,166 options, respectively, under the existing annual grant program with ratable vesting over three years. Employees receiving option grants under the two-year program will not be eligible for additional grants until 2003. Activity in the Company's Stock Plan during the past three years is summarized below:

                                                        WEIGHTED AVERAGE
                                             SHARES      EXERCISE PRICE            RANGE
                                           ----------   ----------------   ---------------------
Outstanding at January 1, 1999...........   1,430,260        $36.48              $29.00 - $59.75
Options granted..........................   2,606,791         33.41               31.13 -  63.25
Options exercised........................     (79,364)        33.37               29.00 -  39.00
Options expired or terminated............    (501,855)        34.67               29.00 -  59.75
                                           ----------        ------
Outstanding at December 31, 1999.........   3,455,832        $34.50              $29.00 - $63.25
Options granted..........................   1,342,825         41.39               31.94 -  51.00
Options exercised........................    (261,758)        32.76               29.00 -  39.00
Options expired or terminated............    (413,829)        37.48               29.00 -  63.25
                                           ----------        ------
Outstanding at December 31, 2000.........   4,123,070        $36.55              $29.00 - $63.25
Options granted..........................   2,977,755         36.71               21.88 -  39.19
Options exercised........................    (104,964)        30.72               29.00 -  31.13
Options expired or terminated............  (1,276,367)        36.79               21.88 -  63.25
                                           ----------        ------
Outstanding at December 31, 2001.........   5,719,494        $36.66              $21.88 - $63.25
                                           ==========        ======
Options exercisable at December 31,
  2001...................................   1,876,162        $36.37              $29.00 - $63.25
                                           ==========        ======

                                      WEIGHTED                  OPTIONS
                       OPTIONS         AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                    OUTSTANDING AT    REMAINING    AVERAGE       AS OF       AVERAGE
     RANGE OF        DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
 EXERCISE PRICES         2001           LIFE        PRICE         2001        PRICE
------------------  --------------   -----------   --------   ------------   --------
$21.88   - $23.32       136,500       9.7 Years     $23.02            --      $    0
$29.00   - $32.53     2,240,331       7.3 Years     $31.30       997,377      $30.79
$34.688  - $37.75       264,666       6.6 Years     $35.06       115,704      $35.29
$38.125  - $40.375    2,396,036       8.1 Years     $38.52       503,149      $39.14
$43.688  - $49.3125     284,741       8.2 Years     $46.66        80,831      $46.71
$50.625  - $56.75       297,112       7.6 Years     $51.40       116,815      $52.02
$58.3125 - $63.25       100,108       7.8 Years     $62.83        62,286      $62.57
                      ---------       ---------     ------     ---------      ------
                      5,719,494       7.7 Years     $36.66     1,876,162      $36.37
                      ---------       ---------     ------     ---------      ------

     As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees", to its employee stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Had compensation

                              PANAMSAT CORPORATION
expense for employee stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS
123), the Company's net income would have been reduced by approximately $15.2 million, or $0.10 per basic and diluted share in 2001, $16 million, or $0.11 per basic and diluted share in 2000 and $13.6 million, or $0.09 per basic and diluted share in 1999.

     The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 2001 was $15.57 per share and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 4.8%; dividend yield 0%; expected life of five years; and stock volatility of 39.96%. The estimated fair value of options granted in 2000 was $25.45 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.9%; divided yield 0%; expected life of ten years; stock volatility of 39.1%. The estimated fair value of options granted in 1999 was $22.35 per share and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.6%; dividend yield 0%; expected life of ten years; and stock volatility of 30.6%.

     From 1998 to 2001, directors who were not full-time employees of the Company received their annual retainers in shares of restricted Common Stock of the Company. The shares were issued each year after the Company's annual meeting, vested quarterly over the course of the year served, and could not be sold for a period of six months after vesting, subject to the Company's trading policies. Directors also received meeting fees in shares of restricted Common Stock of the Company. The shares were issued after each in-person or telephonic board or committee meeting attended, and could not be sold for a period of six months following the date of grant, subject to the Company's trading policies. As a group, non-employee directors received 4,335 shares with a weighted average fair value of $45.27 per share in 2000 and 7,468 shares with a weighted average fair value of $37.66 per share in 1999. Directors also were granted non-qualified stock options for 1,216 shares at an average price of $35.88 in 1999, and 4,284 shares at an average price of $53.09 in 1998 under the Stock Plan (as described above) upon their initial year of election to the Board. Director stock option grants vest over a six-month period from the date of grant and all 5,500 shares became exercisable in 1999.

     On December 7, 2000 the Company's board of directors approved a new compensation program for non-employee directors, the PanAmSat Corporation Non-Employee Directors Fee Plan. Effective January 1, 2001, each member of the board who is not an employee of the Company or its affiliates was eligible to receive an annual fee of $50,000 for services rendered as a member of the board and an additional annual $5,000 fee for each member who serves as a chairperson of a committee of the board. Each non-employee director may elect to receive up to 50% of the aggregate amount of the fee in cash. Any amount not paid to a non-employee director in cash will be paid in restricted shares of the Company's common stock. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of the Company's common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member's services. Directors may also elect to defer the fees, in the form of units of the Company's common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. During 2001, non-employee directors were granted 2,093 restricted shares and 4,303 restricted units which were deferred at a price of $38.34 per share and cash of $25 thousand.

     In January 1999, the Company terminated the stock options previously granted to a senior executive of the Company and issued new options to this individual whose status changed from employee to consultant. Under the terms of the new option agreement, the options have strike prices equal to the strike prices of the former options and vest over a six-month period. The new options have a term of five years and contain a twelve-month non-compete restriction with respect to options exercised on or before December 31, 2000. These nonqualified stock options were not issued from shares reserved for the Stock Plan and consist of options for 40,000 shares at a strike price of $39.00 per share, and 31,250 shares with a strike price of $29.00

                              PANAMSAT CORPORATION
per share. In 1999, compensation expense of $1.2 million was recognized relative to these options based on the Black-Scholes valuation of the options as they vested.

     COMPENSATION PLANS -- On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expired at various dates through May 1999. Agreements with two officers of the Company were replaced with new retention agreements that provide for cash payments and the issuance of restricted stock units that entitle the holder to receive shares of common stock of the Company. These latter agreements contain a vesting term of three years, and the related compensation expense is being amortized over the vesting period. Two other officers of the Company exercised their severance agreements and were entitled to separation payments that are subject to a non-compete agreement. A portion of the separation compensation expense has been assigned to the non-compete agreement and is being amortized over its term. During 2001, 2000 and 1999, compensation expense of $1.1 million, $1.6 million, and $3.1 million, respectively, has been recorded for these separation and retention agreements.

9.  COMMITMENTS AND CONTINGENCIES

     The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of potential increases in real estate taxes and operating assessments, are as follows (in thousands):

2002........................................................  $ 7,219
2003........................................................    5,904
2004........................................................    5,405
2005........................................................    5,327
2006........................................................    5,688
2007 and thereafter.........................................   28,819
                                                              -------
                                                              $58,362
                                                              =======

     Rental expenses under the operating leases were $7.7 million in 2001, $5.1 million in 2000 and $3.3 million in 1999.

  SATELLITE COMMITMENTS

     We have invested approximately $4.1 billion in our existing satellite fleet and ground infrastructure through December 31, 2001, and we have approximately $196.3 million of expenditures remaining to be made under existing satellite construction contracts and approximately $157.8 million of expenditures remaining to be made under existing satellite launch contracts.

     In January 2002, we entered into a noncontingent agreement with Orbital Sciences Corporation for the construction of a Ka-band satellite to be delivered in 2005, the timing of which was in part to comply with FCC milestones associated with our authorizations. We are exploring the business case for the use of Ka-band frequencies and may conclude that we will not pursue the construction of the satellite to completion. If we ultimately decide not to proceed with this satellite, we will owe Orbital Sciences a termination fee under the contract.

                              PANAMSAT CORPORATION

  SATELLITE INSURANCE

     As of December 31, 2001, we had in effect launch and in-orbit policies covering 17 satellites in the aggregate amount of $2.3 billion. The four uninsured satellites in orbit are PAS 4, PAS 5 and PAS 6, which are used as backup satellites, and Galaxy VIII-i, which is scheduled for replacement in 2002.

     Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail ("Significant Exclusion Policies") which exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Those six satellites include Galaxy IIIR which is scheduled for replacement in 2002, PAS 2, PAS 3R, Galaxy IVR and PAS 6B which have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The sixth satellite, PAS 8, has an excluded component that we believe is unlikely to fail in the near future.

     At December 31, 2001, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of $942 million. At the end of 2002, we expect this total to decrease to $821 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance."

  PANAMSAT CORPORATION LONG-TERM INCENTIVE PLAN

     Effective December 7, 2000, the Company amended the PanAmSat Corporation Long-Term Incentive Plan (the "Stock Plan") to provide that, upon a "Change in Control" (as defined) of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. The Company currently estimates that upon a change-in control, the Company will be required to record a charge of up to approximately $15 million to $20 million within its consolidated statement of income as a result of this amendment. (See Note 8).

  OTHER

     The Company has certain contracts with its customers which require the Company to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2001, the Company had commitments under these customer contracts which aggregated approximately $41.3 million related to the provision of equipment, services and other support.

     Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the Company's PAS-2, PAS-3 and PAS-4 satellites to secure incentive payments owed by the Company to Boeing pursuant to satellite construction contracts. Additionally, Chase Manhattan Bank, as agent for various lenders under the Galaxy IIIR Notes has certain security interests in relation to the Company (see Note 5). On January 2, 2002, the remaining principal balance under the Galaxy IIIR Notes of $46.5 million was paid in full from available cash and the security interests were released.

     In conjunction with the sale-leaseback of certain office equipment which was entered into in the fourth quarter of 2001, the CIT Group, the purchaser and lessor, has a security interest in the equipment which has a total cost of approximately $1.7 million.

     The Company is involved in litigation in the normal course of its operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

                              PANAMSAT CORPORATION

10.  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     Summary financial information on a quarterly basis for the Company in 2001 and 2000 follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2001        2001         2001            2001
                                         ---------   --------   -------------   ------------
Revenues...............................  $205,227    $208,230     $252,949        $203,669
Operating income.......................    41,153      32,722       62,133          29,311
Net income.............................     4,997       2,926       19,503           3,178
Net income per share -- basic and
  diluted..............................      0.03        0.02         0.13            0.02

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
Revenues...............................  $299,104    $322,249     $199,327        $202,890
Operating income.......................   127,280     139,794       51,956          37,532
Net income.............................    56,555      59,229        9,253             559
Net income per share -- basic..........      0.38        0.40         0.06            0.00
Net income per share -- diluted........      0.38        0.39         0.06            0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS

          See Index to Financial Statements on page 52.

        2.  FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

     (B) REPORTS ON FORM 8-K

          During the last quarter of 2001, the Company filed a Current Report on Form 8-K with an Item 5 disclosure with the Securities and Exchange Commission on October 22, 2001.

     (C) EXHIBITS

 1.1     Purchase Agreement, dated January 25, 2002, between PanAmSat
         Corporation, as the Issuer, NET/36, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat International Holdings, Inc., Ushi,
         Inc., PanAmSat Marketing Corporation, PanAmSat International
         Systems, Inc., PanAmSat Asia Carrier Services, Inc.,
         PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS
         International Employment, Inc., PanAmSat Licensee Corp.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, LLC, PanAmSat International Systems Marketing, LLC,
         Service and Equipment Corporation, Southern Satellite Corp.
         and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc
         Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen
         Securities Corporation, as purchasers.
 2.1     Agreement and Plan of Reorganization, dated September 20,
         1996, among Hughes Communications, Inc., Hughes
         Communications Galaxy, Inc., Hughes Communications Satellite
         Services, Inc., Hughes Communications Services, Inc., Hughes
         Communications Carrier Services, Inc., Hughes Communications
         Japan, Inc., PanAmSat Corporation (formerly known as
         Magellan International, Inc. ("PanAmSat")) and PanAmSat
         International Systems, Inc. (formerly known as PanAmSat
         Corporation and successor corporation to PanAmSat, L.P.
         ("PanAmSat International")) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1996.
 2.2 Amendment to Agreement and Plan of Reorganization dated as of April 4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy
         Statement/ Prospectus (the "Proxy Statement/Prospectus") contained in PanAmSat's Registration Statement on Form S-4
         (Reg. No. 333-25293) filed on April 16, 1997 (the
         "Registration Statement").
 2.3 Agreement and Plan of Merger, dated as of April 4, 1997, among PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/Prospectus.
 2.4     Assurance Agreement, dated September 20, 1996, between
         Hughes Electronics Corporation, PanAmSat International,
         Satellite Company, L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy
         Statement/Prospectus.
 2.6     Stock Contribution and Exchange Agreement, dated September
         20, 1996, among Grupo Televisa, S.A., Satellite Company,
         L.L.C., PanAmSat and Hughes Communications, Inc. is incorporated herein by reference to Exhibit 2.4 to the Registration Statement.
 3.1 Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 3.2 Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
 4.1.1   Amended and Restated Stockholder Agreement, dated as of May
         16, 1997, by and among PanAmSat, Hughes Communications,
         Inc., Satellite Company, LLC and the former holders of Class
         A Common Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy
         Statement/Prospectus.
 4.1.2   Letter Agreement, dated February 26, 1999, among PanAmSat,
         Hughes Communications, Inc. and the former holders of Class
         A Common Stock of PanAmSat International is incorporated by reference to Exhibit 4.1.2 to PanAmSat's Annual Report on
         Form 10-K for the year ended December 31, 1998.
 4.2 Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes
         Communications, Inc., Hughes Communications Galaxy, Inc.,
         Hughes Communications Satellite Services, Inc., Satellite
         Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy Statement/Prospectus.
 4.3.1   Loan Agreement, dated May 15, 1997, between Hughes Network
         Systems, Inc. and PanAmSat is incorporated by reference to
         Exhibit 4.3 to PanAmSat's Current Report on Form 8-K dated
         June 5, 1997.

 4.3.2   First Amendment to Loan Agreement, constituting Exhibit
         4.3.1 hereto, dated as of December 23, 1997, between Hughes
         Electronics Corporation and PanAmSat is incorporated herein by references to Exhibit 4.3.2 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.3.3   Subordination and Amendment Agreement, dated as of February
         20, 1998, among Hughes Electronics Corporation, PanAmSat and
         Citicorp USA, Inc., as administrative agent is incorporated herein by references to Exhibit 4.3.3 to PanAmSat's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.3.4 Subordination Agreement, dated as of January 16, 1998, between Hughes Electronics and PanAmSat is incorporated herein by reference to Exhibit 4.3.4 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 1998.
 4.4 Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.5 Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat
         International is incorporated herein by reference to Exhibit
         4.2.2 to PanAmSat's Registration Statement on Form S-4
         (Registration No. 333-56227).
 4.7     Letter Agreement, dated July 22, 1998, between Hughes
         Electronics Corporation and PanAmSat is incorporated herein by reference to Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 4.8 Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat International Holdings, Inc., Ushi,
         Inc., PanAmSat Marketing Corporation, PanAmSat International
         Systems, Inc., PanAmSat Asia Carrier Services, Inc.,
         PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS
         International Employment, Inc., PanAmSat Licensee Corp.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, LLC, PanAmSat International Systems Marketing, LLC,
         Service and Equipment Corporation, Southern Satellite Corp.
         and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes.
 4.9 Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First
         Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO
         Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities.
10.31.1  Amended and Restated Collateral Trust Agreement, dated as of
         May 16, 1997, by and among PanAmSat, Hughes Communications,
         Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ
         Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997.
10.31.2  First Amendment, dated April 30, 1998, to Amended and
         Restated Collateral Trust Agreement by and among PanAmSat,
         Hughes Communications, Inc., Satellite Company, LLC, Grupo
         Televisa, S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule
         13D filed by Hughes Communications, Inc. on May 1, 1998.
10.33    PanAmSat Corporation Long-Term Stock Incentive Plan,
         Established in 1997, is incorporated herein by reference to
         Exhibit 10.33 of PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.33.2  Amendment to the PanAmSat Corporation Long-Term Stock
         Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.2 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 1999.
10.33.3  Amendment to the PanAmSat Corporation Long-Term Stock
         Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.3 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended June 30, 2000.
10.33.4  Amendment to the PanAmSat Corporation Long-Term Stock
         Incentive Plan, established in 1997, effective as of December 7, 2000 is incorporated herein by reference to
         Exhibit 10.33.4 to PanAmSat's Annual Report on Form 10-K for the year ended December 31, 2000.

10.33.5  Amendment No. 2 to the Amended and Restated PanAmSat
         Corporation Long-Term Stock Incentive Plan, effective as of
         December 7, 2000 is incorporated herein by reference to Ex-hibit 10.33.5 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.33.6  Second Amended and Restated PanAmSat Corporation Long-Term
         Stock Incentive Plan, established in 1997, effective as of June 1, 2001 is incorporated herein by reference to Exhibit
         10.33.6 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10.34    PanAmSat Corporation Annual Incentive Plan, effective
         January 1, 1997, is incorporated herein by reference to
         Exhibit 10.34 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.35    Intellectual Property Cross License Agreement, dated as of
         May 16, 1997, by and between PanAmSat and Hughes Electronics
         Corporation is incorporated herein by reference to Exhibit
         10.35 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.36 Leveraged Lease Guaranty Indemnification Agreement, dated as of May 16, 1997, by and between PanAmSat and Hughes
         Electronics Corporation incorporated herein by reference to
         Exhibit 10.36 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.38    Fixed Price Contract for PAS 1R and PAS 9 HS-702 Spacecraft,
         Related Services and Documentation -- Contract No.
         97-HCG-001, dated as of August 15, 1997, between Hughes
         Space and Communications Company, Inc. and PanAmSat is incorporated herein by reference to Exhibit 10.38 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.(1)
10.38.1  Amendment No. 1 to Fixed Price Contract for PAS 1R and PAS 9
         HS-702 Spacecraft, Related Services and
         Documentation -- Contract No. 97-HCG-00l, dated as of
         November 6, 2000, between Hughes Space and Communications
         Company, Inc. and PanAmSat Corporation is incorporated herein by reference to Exhibit 10.38.1 to PanAmSat's Annual
         Report on Form 10-K for the year ended December 31, 2000.(1)
10.38.2  Amendment No. 2 to Fixed Price Contract for PAS 1R and GIIIC
         HS-702 Spacecraft, Related Services and
         Documentation -- Contract No. 97-HCG-001, dated as of
         November 6, 2000, between Hughes Space and Communications
         Company, Inc. and PanAmSat Corporation. is incorporated herein by reference to Exhibit 10.38.2 to PanAmSat's Annual
         Report on Form 10-K for the year ended December 31, 2000.(1)
10.39    Transponder Sublease Agreement for Galaxy IIIR between
         Hughes Communications Galaxy, Inc. and California Broadcast
         Center, LLC, dated April 21, 1997, is incorporated herein by reference to Exhibit 10.39 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997.(1)
10.39.2  Amendment No. 2 dated December 15, 2000 to Transponder
         Sublease Agreement for Galaxy IIIR between PanAmSat
         Corporation and California Broadcast Center, LLC is incorporated herein by reference to Exhibit 10.39.2 to PanAmSat's Annual Report on Form 10-K for the year ended
         December 31, 2000.(1)
10.40.1  Amended and Restated Galaxy VIII(i) Transponder Lease
         Agreement between PanAmSat Corporation and California
         Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 2000.(1)
10.40.2 Amendment No. 1, dated as of December 15, 2000, to Amended and Restated Galaxy VIII(i) Transponder Lease Agreement between PanAmSat Corporation and California Broadcast
         Center, LLC is incorporated herein by reference to Exhibit
         10.40.2 to PanAmSat's Annual Report on Form 10-K for the year ended December 31, 2000.(1)
10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997. Identical agreements have been executed by PanAmSat in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
         Steven D. Dorfman, Dennis F. Hightower, James M. Hoak,
         Joseph R. Wright, Jr., Michael T. Smith, Carl A. Brown,
         Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale,
         David P. Berman, Roxanne S. Austin, Tig H. Krekel, Stephen
         R. Kahn, R. Douglas Kahn, Michael J. Inglese, Thomas E.
         Eaton, Jr., James B. Frownfelter, Jack A. Shaw, Michael J.
         Gaines, Eddy W. Hartenstein and Larry D. Hunter.

10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent is incorporated herein by reference to Exhibit 10.42 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.42.2 Amendment to the Revolving Credit Agreement between Citibank and PanAmSat Corporation, dated September 29, 1999, is incorporated herein by reference to Exhibit 10.42.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.55    Fixed Price Contract for DOMSAT 1, DOMSAT 2, and Option
         Spacecraft, Related Services and Documentation -- Contract
         No. 98-PAS-002, dated as of October 9, 1998, between
         PanAmSat and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.55 to PanAmSat's Annual Report on Form 10-K for the year ended
         December 31, 1998.(2)
10.55.2  Amendment No. 1 to Fixed Price Contract for DOMSAT 1, DOMSAT
         2 and Option Spacecraft, Related Services and
         Documentation -- Contract No. 98-PAS-002, dated as of
         January 8, 1999, between PanAmSat Corporation and Hughes
         Space and Communications Company, is incorporated herein by reference to Exhibit 10.55.2 to PanAmSat's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1998.(1)
10.55.3  Amendment No. 2 to Fixed Price Contract for Galaxy 10R,
         Galaxy 4R and Option Spacecraft, Related Services and
         Documentation -- Contract No. 98-PAS-002, dated as of
         December 15, 2000, between PanAmSat Corporation and Boeing
         Satellite Systems, Inc. is incorporated herein by reference to Exhibit 10.55.3 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.56    PanAmSat Corporation Amended and Restated Restoration and
         Deferred Compensation Plan, is incorporated herein by reference to Exhibit 10.56 to PanAmSat's Quarterly Report on
         Form 10-Q for the quarterly period ended September 30, 1999.
10.57    PanAmSat Corporation 1999 Non-Employee Directors
         Compensation Deferral Plan, is incorporated herein by reference to Exhibit 10.57 to PanAmSat's Quarterly Report on
         Form 10-Q for the quarterly period ended September 30, 1999.
10.57.1  Amendment to the PanAmSat Corporation 1999 Non-Employee
         Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.59 Amended and Restated Loan and Security Agreement by and among PanAmSat Corporation, The Chase Manhattan Bank, and certain lending institutions, dated as of July 2, 1999, is incorporated herein by reference to Exhibit 10.59 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.62 PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement filed on April 28,
         2000.
10.63    Galaxy IIIC Transponder Lease Agreement between PanAmSat
         Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 2000.(1)
10.63.1 Amendment No. 1 to Galaxy IIIC Transponder Lease Agreement between PanAmSat Corporation and California Broadcast
         Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.63.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.64    Galaxy VIII(i)R Transponder Lease Agreement between PanAmSat
         Corporation and California Broadcast Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.64 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.65    Fixed Price Contract between PanAmSat Corporation and Boeing
         Satellite Systems, Inc. for Galaxy VIII(i)R and Option
         Spacecraft, Related Services and Documentation -- Contract
         No. 00-PAS-001, dated as of December 15, 2000 is incorporated herein by reference to Exhibit 10.65 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.66    Lease between 20 Westport Holdings L.L.C., Landlord and
         PanAmSat Corporation, dated September 29, 2000 is incorporated herein by reference to Exhibit 10.66 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)

10.68    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and James W.
         Cuminale, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.68 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended March 31, 2001.
10.69    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and Thomas E. Eaton, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.69 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.70    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and Michael J.
         Inglese, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.70 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended March 31, 2001.
10.71    Employment Agreement between PanAmSat Corporation and Joseph
         R. Wright, Jr., dated as of August 20, 2001 is incorporated herein by reference to Exhibit 10.71 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 2001.
10.72    Employment Agreement between PanAmSat Corporation and James
         B. Frownfelter, dated as of November 8, 2001.
10.73    Retention Bonus Agreement between PanAmSat Corporation and
         James W. Cuminale, dated as of April 2, 2001.
10.74    Retention Bonus Agreement between PanAmSat Corporation and
         Thomas E. Eaton, Jr., dated as of April 2, 2001.
10.75    Retention Bonus Agreement between PanAmSat Corporation and
         James B. Frownfelter, dated as of April 2, 2001.
10.76    Retention Bonus Agreement between PanAmSat Corporation and
         Michael J. Inglese, dated as of April 2, 2001.
10.77    Letter Agreement between PanAmSat Corporation and R. Douglas
         Kahn, dated as of August 14, 2001.
10.78    Credit Agreement, dated as of February 25, 2002, between
         PanAmSat Corporation, Credit Suisse First Boston, Bankers
         Trust Company, Allied Irish Banks plc, the Governor and
         Company of the Bank of Scotland, Fuji Bank, Ltd., General
         Electric Capital Corporation, Industrial Bank of Japan,
         Societe Generale, The Bank of New York, Metropolitan Life
         Insurance Company and Credit Industrial et Commercial, as
         Lenders, Credit Suisse First Boston, as Administrative
         Agent, Credit Suisse First Boston, as Sole Bookrunner and
         Sole Lead Arranger, Credit Suisse First Boston and Deutsche
         Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc
         Alex Brown, Inc., as Syndication Agent, and Societe
         Generale, as Documentation Agent.
10.79    Intercreditor and Collateral Trust Agreement, dated as of
         February 25, 2002, between PanAmSat Corporation, NET/36,
         Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital
         Corporation, PanAmSat Carrier Services, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat India, Inc., PanAmSat India
         Marketing, LLC, PanAmSat International Holdings, Inc.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, Inc., PanAmSat International Systems, LLC, PanAmSat
         International Systems Marketing, LLC, PanAmSat Licensee
         Corp., PanAmSat Marketing Corporation, PAS International
         Employment, Inc., Service and Equipment Corporation,
         Southern Satellite Corp., Southern Satellite Licensee
         Corporation, and Ushi, Inc., as Subsidiary Guarantors,
         Credit Suisse First Boston, as Administrative Agent, and The
         Bank of New York, as collateral trustee.
10.80 Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia
         Carrier Services, Inc., PanAmSat Capital Corporation,
         PanAmSat Carrier Services, Inc., PanAmSat Communications
         Carrier Services, Inc., PanAmSat Communications Japan, Inc.,
         PanAmSat Communications Services, Inc., PanAmSat India,
         Inc., PanAmSat India Marketing, LLC, PanAmSat International
         Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat
         International Systems, Inc., PanAmSat International Systems,
         LLC, PanAmSat International Systems Marketing, LLC, PanAmSat
         Licensee Corp., PanAmSat Marketing Corporation, PAS
         International Employment, Inc., Service and Equipment
         Corporation, Southern Satellite Corp., Southern Satellite
         Licensee Corporation, and Ushi, Inc., as Subsidiary
         Guarantors, and Credit Suisse First Boston, as
         Administrative Agent.

10.81 Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia
         Carrier Services, Inc., PanAmSat Capital Corporation,
         PanAmSat Carrier Services, Inc., PanAmSat Communications
         Carrier Services, Inc., PanAmSat Communications Japan, Inc.,
         PanAmSat Communications Services, Inc., PanAmSat India,
         Inc., PanAmSat India Marketing, LLC, PanAmSat International
         Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat
         International Systems, Inc., PanAmSat International Systems,
         LLC, PanAmSat International Systems Marketing, LLC, PanAmSat
         Licensee Corp., PanAmSat Marketing Corporation, PAS
         International Employment, Inc., Service and Equipment
         Corporation, Southern Satellite Corp., Southern Satellite
         Licensee Corporation, and Ushi, Inc., as Subsidiary
         Guarantors, and The Bank of New York, as Collateral Trustee.
21.1     List of subsidiaries of PanAmSat Corporation.
23.1     Consent of Deloitte & Touche LLP.
24.1     Powers of Attorney.

---------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wilton, State of Connecticut.

                                          PanAmSat Corporation

                                          By:     /s/ JAMES W. CUMINALE
                                            ------------------------------------
                                                     James W. Cuminale
                                                 Executive Vice President,
                                               General Counsel and Secretary

March 11, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
                        *                            Chairman of the Board of Directors   March 11, 2002
 ------------------------------------------------
                   JACK A. SHAW

                        *                              President and Chief Executive      March 11, 2002
 ------------------------------------------------       Officer (principal executive
              JOSEPH R. WRIGHT, JR.                        officer) and Director

                        *                                         Director                March 11, 2002
 ------------------------------------------------
                ROXANNE S. AUSTIN

                        *                                         Director                March 11, 2002
 ------------------------------------------------
               PATRICK J. COSTELLO

                        *                                         Director                March 11, 2002
 ------------------------------------------------
                MICHAEL J. GAINES

                        *                                         Director                March 11, 2002
 ------------------------------------------------
               EDDY W. HARTENSTEIN

                        *                                         Director                March 11, 2002
 ------------------------------------------------
               DENNIS F. HIGHTOWER

                        *                                         Director                March 11, 2002
 ------------------------------------------------
                  JAMES M. HOAK

                        *                                         Director                March 11, 2002
 ------------------------------------------------
                 STEPHEN R. KAHN

              /s/ MICHAEL J. INGLESE                 Executive Vice President and Chief   March 11, 2002
 ------------------------------------------------       Financial Officer (principal
                MICHAEL J. INGLESE                    financial officer and principal
                                                            accounting officer)

 *By:             /s/ JAMES W. CUMINALE                                                   March 11, 2002
        ------------------------------------------
          (JAMES W. CUMINALE, ATTORNEY-IN-FACT)