Form 10-Q
period 2002-03-31
PANAMSAT CORP /NEW/
filed 2002-05-06
CIK 1037388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                                YES [X]  NO [ ]

As of May 1, 2002, an aggregate of 149,911,947 shares of the Company's Common Stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat Corporation ("PanAmSat" or the "Company") due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition,
(viii) risks related to the Company's Internet-related business, (ix) risks associated with the Company's recently completed refinancing and other indebtedness, (x) risks related to control by our majority stockholder and (xi) litigation. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               For the Three Months Ended March 31, 2002 and 2001
                        (In Thousands, Except Share Data)

                                                          March 31,         March 31,
                                                            2002              2001
                                                        -------------     -------------
REVENUES:
  Operating leases, satellite services and other        $     201,369     $     199,503
  Outright sales and sales-type leases                          5,770             5,724
                                                        -------------     -------------
     Total revenues                                           207,139           205,227
                                                        -------------     -------------
OPERATING COSTS AND EXPENSES:
  Depreciation and amortization                                93,955            98,896
  Direct operating costs                                       32,489            37,460
  Selling, general and administrative expenses                 32,483            27,718
  Facilities restructuring costs                               11,224                --
  Gain on PAS-7 insurance claim                               (40,063)               --
  Loss on conversion of sales-type leases                      18,690                --
  Severance costs                                               1,295                --
                                                        -------------     -------------
     Total operating costs and expenses                       150,073           164,074
                                                        -------------     -------------
INCOME FROM OPERATIONS                                         57,066            41,153

INTEREST EXPENSE, net                                          25,729            32,308
                                                        -------------     -------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                       31,337             8,845

INCOME TAXES                                                    7,834             3,848
                                                        -------------     -------------
INCOME BEFORE EXTRAORDINARY ITEM                        $      23,503     $       4,997
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  net of income taxes                                           2,482                --
                                                        -------------     -------------
NET INCOME                                              $      21,021     $       4,997
                                                        -------------     -------------
EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM -
  basic and diluted                                     $        0.16     $        0.03
EARNINGS PER SHARE - EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT - basic and diluted                      .02                --
                                                        -------------     -------------
NET INCOME PER COMMON SHARE - basic and diluted         $        0.14     $        0.03
                                                        -------------     -------------
Weighted average common shares outstanding                149,886,000       149,705,000
                                                        -------------     -------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                              March 31,    December 31,
                                                                2002           2001
                                                             ----------     ----------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $  655,888     $  443,266
 Accounts receivable-net                                         30,869         34,468
 Net investment in sales-type leases                             23,964         24,887
 Prepaid expenses and other (principally prepaid insurance)      25,721         34,375
 Deferred income taxes                                           17,102          8,181
 Insurance claim receivable                                      41,309             --
                                                             ----------     ----------
Total current assets                                            794,853        545,176

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                                2,951,952      3,152,082

NET INVESTMENT IN SALES-TYPE LEASES                             183,623        227,014

GOODWILL-Net of amortization                                  2,238,659      2,238,659

DEFERRED CHARGES                                                165,964        133,880
                                                             ----------     ----------
TOTAL ASSETS                                                 $6,335,051     $6,296,810
                                                             ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                   March 31,       December 31,
                                                     2002              2001
                                                  ----------        ----------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities         $   78,097        $   88,269
 Current portion of long-term debt                   200,000            46,542
 Accrued interest payable                             22,126            23,988
 Deferred revenues                                    16,097            10,554
                                                  ----------        ----------
Total current liabilities                            316,320           169,353

DUE TO AFFILIATES (merger-related
 indebtedness)                                            --         1,725,000

LONG-TERM DEBT                                     2,350,000           750,000

DEFERRED INCOME TAXES                                397,439           381,754

DEFERRED CREDITS AND OTHER (principally
 customer deposits and deferred revenue)             256,962           278,143
                                                  ----------        ----------

TOTAL LIABILITIES                                 $3,320,721        $3,304,250
                                                  ----------        ----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ----------     ----------
                                                      (Unaudited)
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value -- 400,000,000
  shares authorized; 149,905,297 and 149,871,260
  outstanding at March 31, 2002 and December 31,
  2001, respectively                                  $    1,499     $    1,499
 Additional paid-in-capital                            2,530,765      2,530,016
 Retained earnings                                       482,066        461,045
                                                      ----------     ----------
Total stockholders' equity                             3,014,330      2,992,560
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                              $6,335,051     $6,296,810
                                                      ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                                          March 31,      March 31,
                                                            2002            2001
                                                          ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $  21,021      $   4,997
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                               93,955         98,896
 Deferred income taxes                                        6,764         11,617
 Amortization of debt issuance costs                          2,129          1,527
 Provision for uncollectible receivables                     10,000          5,876
 Gain on PAS-7 settlement                                   (40,063)            --
 Loss on conversion of sales-type leases                     18,690             --
 Facilities restructuring costs                              11,224             --
 Loss on early extinguishment of debt                         2,482             --
 Changes in assets and liabilities:
       Collections on investments in sales-type leases        5,979          5,385
       Operating leases and other receivables                (1,401)       (14,266)
       Prepaid expenses and other assets                      9,402        (20,724)
       Accounts payable and accrued liabilities             (19,506)         7,568
       Deferred gains and revenues                            3,992         16,271
                                                          ---------      ---------
       Net cash provided by operating activities          $ 124,668      $ 117,147
                                                          ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
               For the Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                                            March 31,       March 31,
                                                              2002            2001
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)     $   (73,979)    $   (67,218)
 Insurance proceeds from satellite recoveries                  173,691         132,435
                                                           -----------     -----------
    Net cash provided by investing activities                   99,712          65,217
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                              1,800,000              --
 Repayments of long-term debt                               (1,771,542)        (21,216)
 Debt issuance costs                                           (38,360)             --
 Repayments of incentive obligations                            (2,696)         (2,017)
 Stock issued in connection with employee benefit plans            840           1,596
                                                           -----------     -----------
    Net cash used in financing activities                      (11,758)        (21,637)
                                                           -----------     -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                     212,622         160,727

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 443,266         129,345
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   655,888     $   290,072
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash received for interest                                $     2,949     $     3,118
                                                           -----------     -----------
 Cash paid for interest                                    $    33,787     $    56,069
                                                           -----------     -----------
 Cash paid for taxes                                       $       366     $        92
                                                           -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1) Basis of Presentation

       These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended March 31, 2002 and 2001 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

       On October 28, 2001, General Motors ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses. EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The transactions are currently expected to close in the second half of 2002.

       GM, Hughes Electronics and EchoStar have agreed that, in the event the transactions do not occur because certain specified regulatory clearances or approvals have not been obtained or other conditions have not been satisfied, EchoStar will be required to purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding

       PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

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

   (2) New Accounting Pronouncements

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption and further requires us to evaluate the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. Our annual goodwill amortization was approximately $65 million. We do not believe that the adoption of the other provisions of SFAS 142 will have a significant impact on our financial statements.

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

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. We adopted the provisions of this statement at the beginning of 2002. The adoption of SFAS 144 did not have a significant impact on our financial statements.

   (3) Satellite Developments

       Reference is made to "Item 1. Business - Overview - Our Business Strategy and Our Satellite Network and Ground Infrastructure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

       In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim. (See Note 5).

       The Company expects to launch up to six satellites by 2006. Galaxy IIIC is scheduled to be launched in the second quarter of 2002 and will replace Galaxy IIIR in the North American Region and supplement Galaxy VIII-i in Latin America and the Caribbean. Galaxy VIIIi-R will be ready for launch in the third quarter of 2002 and will cover Latin America. This satellite is being built first to serve as an on-ground spare for Galaxy IIIC in the event of a launch failure or as possible supplemental capacity for Galaxy IIIC if it is successfully deployed. We have entered into a contract with an affiliate of DirecTV Latin America, one of our affiliates, for the lease of capacity on Galaxy VIII-iR, but the customer may terminate that contract following the commencement of service on Galaxy IIIC. If the customer were to terminate the contract, we would either modify Galaxy VIII-iR for other use at another orbital location or terminate our contract with Boeing for the construction of Galaxy VIII-iR. In such event, the customer would be obligated to pay us over time for all of our contractual liabilities to Boeing and the launch services provider for such modification, postponement and/or termination.

       The Company, through its joint-venture with JSAT Corporation, a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons satellite to 127 degrees west longitude in early 2003. The Company also expects to launch Galaxy VR (formerly named Galaxy XII) in early 2003 to 74 degrees west longitude. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy 1R prior to the end of its useful life in 2006. The other additional satellite would be available to us as a replacement or an in-orbit spare.

       Ten of the Company's satellites are either uninsured or insured with significant exclusions as of March 31, 2002. The net book value of these uninsured satellites and those satellites with insurance policies subject to significant exclusions as of March 31, 2002 aggregated $896 million.

   (4) Long-Term Debt and Due to Affiliates

       Long-term debt and due to affiliates consisted of the following (in thousands):

                                                  March 31,       December 31,
                                                    2002              2001
                                                 ----------        ----------
         LONG-TERM DEBT:

         6% Notes due 2003                       $  200,000        $  200,000
         6 1/8% Notes due 2005                      275,000           275,000
         6 3/8% Notes due 2008                      150,000           150,000
         6 7/8% Notes due 2028                      125,000           125,000
         Galaxy IIIR Notes due 2002                      --            46,542
         8 1/2% Senior Notes due 2012               800,000                --
         Term loan A facility                       300,000                --
         Term loan B facility                       700,000                --
                                                 ----------        ----------
                                                  2,550,000           796,542
         Less current maturities                    200,000            46,542
                                                 ----------        ----------
                                                 $2,350,000        $  750,000
                                                 ==========        ==========

         DUE TO AFFILIATES:                      $       --        $1,725,000
                                                 ==========        ==========

       In February 2002, we completed a private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended, in an aggregate principal amount of $800.0 million (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit

       Facility"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.76 billion after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds to repay in full the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics, with the balance to be used for general corporate purposes. The Senior Notes bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012 and are unsecured. The Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries.

       The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). The Term A Facility and Term B Facility were fully drawn in connection with the Refinancing. At March 31, 2002, $300 million was outstanding under the Term A Facility and $700 million was outstanding under the Term B Facility. The interest rates applicable to loans under the Senior Secured Credit Facility will be, at the Company's option, the alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. The applicable margin for loans under the Revolving Facility and the Term A Facility is subject to adjustment based on the Company's total leverage ratio. The applicable margin under the Term B Facility is fixed. The alternate base rate is a fluctuating interest rate equal to the higher of (1) the prime rate and (2) the federal funds effective rate plus 50 basis points. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio. At March 31, 2002, the applicable interest rate on the Term A Facility was 4.96%, the applicable interest rate on the Term B Facility was 5.46%, and the unused commitment fee for the period from February 25, 2002 through March 31, 2002 was $163 thousand.

       Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements with respect to at least 10% of the aggregate borrowings under the Term A Facility and Term B Facility within 360 days of securing the facility. These interest rate hedge agreements will effectively enable the Company to protect itself against three month London Interbank offered rates which exceed 5% per annum.

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

       The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances,interest rates and maturity dates for these notes as of March 31, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due
       2005, $150 million at 6.375% due 2008 and $125 million at $6.875% due
       2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At March 31, 2002, $750 million was outstanding in relation to these notes. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

       As of December 31, 2001, the Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25%, matured on January 2, 2002 and were repaid in full on that date from available cash.

   (5) Gain on PAS-7 Insurance Claim

       In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid to the insurers under the PAS-7 insurance policy adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. The Company received $173.7 million of the net proceeds from this insurance settlement as of March 31, 2002 and received the remaining $41.3 million of net proceeds in April 2002. During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations.

   (6) Loss on Conversion of Sales-Type Leases

       On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $18.7 million.

   (7) Facilities Restructuring Costs

       On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities.

   (8) Severance Costs

       The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 and severance costs of $1.3 million for the three months ended March 31, 2002. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. Approximately $6 million of the $9.5 million of total severance costs have been paid through March 31, 2002 and approximately $3.5 million were recorded within accrued liabilities on the consolidated balance sheet at March 31, 2002. Substantially all of the remaining accrued severance costs at March 31, 2002 are expected to be paid during 2002.

   (9) Extraordinary Loss on Early Extinguishment of Debt

       On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics. (See Note 4). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes term loan, net of related income taxes of $0.8 million.

       This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt.

   (10) Interest Expense-Net

       Interest expense for the three months ended March 31, 2002 and 2001 is recorded net of capitalized interest of $5.4 million and $9.3 million, respectively and interest income of $2.6 million and $3.1 million, respectively.

   (11) Revenue By Service Type

       PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. For the three months ended March 31, 2002 and 2001, PanAmSat's revenues were $207.1 million and $205.2 million, respectively. These revenues were derived from the following service areas:

                                     Percentage of Revenues
                                       Three Months Ended
                                    ------------------------
                                    March 31,      March 31,
                                      2002           2001
                                     ------         ------
         Services:

         Video Services                67.3%          66.6%
         Network Services              25.4%          26.5%
         Other Services                 7.3%           6.9%
                                     ------         ------
         Total:                       100.0%         100.0%
                                     ------         ------

                              PANAMSAT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On October 28, 2001, General Motors ("GM"), Hughes Electronics Corporation ("Hughes Electronics")and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses. EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The transactions are currently expected to close in the second half of 2002.

        GM, Hughes Electronics and EchoStar have agreed that, in the event the transactions do not occur because certain specified regulatory clearances or approvals have not been obtained or other conditions have not been satisfied, EchoStar will be required to purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

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

SELECTED OPERATING DATA

                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                (Unaudited, in thousands)
                                                                 2002              2001
                                                               ---------         ---------
Operating leases, satellite services and other                 $ 201,369         $ 199,503
Outright sales and sales-type leases                               5,770             5,724
Total revenues                                                   207,139           205,227
Cost of outright sales and sales-type leases                          --                --
Depreciation and amortization                                     93,955            98,896
Direct operating costs                                            32,489            37,460
Selling, general and administrative expenses                      32,483            27,718
Facilities restructuring costs                                    11,224                --
Gain on PAS-7 insurance claim                                    (40,063)               --
Loss on conversion of sales-type leases                           18,690                --
Severance costs                                                    1,295                --
Income from operations                                            57,066            41,153
Interest expense, net                                             25,729            32,308
Income taxes                                                       7,834             3,848
Income before extraordinary item                                  23,503             4,997
Extraordinary loss on early extinguishment of debt,
  net of taxes                                                     2,482                --
Net income                                                        21,021             4,997

Earnings per common share before extraordinary item
  -basic and diluted                                           $    0.16         $    0.03
Earnings per common share - extraordinary loss on early
  extinguishment of debt - basic and diluted                        0.02                --
Net income per common share - basic and diluted                $    0.14         $    0.03

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues - Revenues were $207.1 million for the three months ended March 31, 2002, compared to revenues of $205.2 million for the same period in 2001. Operating lease revenues, which were 97 percent of total revenues for the first quarter of 2002, increased by 1 percent to $201.4 million from $199.5 million for the same period in 2001. Included in operating lease revenues for the three months ended March 31, 2002 was a termination fee related to one of the Company's video customers, offset partially by reduced operating lease revenues. The net effect of this customer termination was an increase to operating lease revenues for the three months ended March 31, 2002 of approximately $6.4 million. Sales and sales-type lease revenues for the quarter ended March 31, 2002 and 2001 represented interest income related to sales-type leases of $5.8 million and $5.7 million, respectively.

        The Company provides video services which are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services increased by 1.9 percent to $133.5 million during the first quarter of 2002, compared to $131.1 million for the first quarter of 2001. The increase was due to the termination fee revenues recorded during the first quarter of 2002 related to video customers, offset partially by a reduction in revenues related to video customer agreements. Overall video services revenues were $139.3 million in the first quarter of 2002, an increase of 1.8 percent as compared to the first quarter of 2001. Operating lease revenues from network services decreased by 3.1 percent to $52.7 million for the first quarter of 2002, compared to the same period in 2001. The decrease was due to reduced revenue recorded during the first quarter of 2002 as a result of customer credit issues, offset partially by an increase in revenues related to network services and Internet customer agreements.

        Depreciation and Amortization - Depreciation and amortization decreased $4.9 million, or 5 percent, to $94.0 million for the three months ended March 31, 2002 from $98.9 million for the same period in 2001. The decrease in depreciation and amortization for the three months ended March 31, 2002 is due primarily to the elimination of goodwill amortization as a result of the adoption of SFAS No. 142 during the first quarter of 2002 (approximately $16 million) and $2.4 million of lower depreciation expense recorded during the first quarter of 2002 as a result of one satellite (PAS-1) that is no longer in-service. These decreases were partially offset by additional depreciation expense related to two satellites placed in service since March 2001 of approximately $6.1 million and additional non-satellite depreciation of approximately $7 million recorded during the first quarter of 2002.

        Direct Operating Costs - Direct operating costs decreased $5.0 million or 13 percent, to $32.5 million for the three months ended March 31, 2002 from $37.5 million for the same period in 2001. This decrease is due primarily to lower webcast services direct operating expenses of $2.8 million due to cost cutting measures implemented in the third quarter of 2001, lower third party expenses of $1.7 million, reduced insurance expense of $1 million related to the self-insuring of satellites, lower satellite coordination fees related to PAS-4 and PAS-7 of $1.4 million, and lower consulting and engineering costs of $1.9 million. These decreases were partially offset by increased direct operating costs related to new satellites placed in service during 2001 of $2 million and higher insurance rates on certain of the Company's satellites of $1.2 million.

        Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $4.8 million, or 17 percent, to $32.5 million for the three months ended March 31, 2002 from $27.7 million for the same period in 2001. This increase is primarily due to the recording of customer bad debt expense and sales-type lease reserves of approximately $10 million during the three months ended March 31, 2002, a $4.1 million increase over the $5.9 million of bad debt expense recorded during the same period in 2001.

        Facilities Restructuring Costs - On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenues, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. There was no comparable transaction during the three months ended March 31, 2001.

        Gain on PAS-7 Insurance Claim - During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations. (See "Satellite Developments" below). There was no comparable transaction during the three months ended March 31, 2001.

        Loss on Conversion of Sales-Type Leases - On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $18.7 million. There were no comparable transactions during the three months ended March 31, 2001.

        Severance Costs - Severance costs were $1.3 million for the three months ended March 31, 2002. These severance costs reflect employee reductions which were implemented during the three months ended March 31, 2002 in connection with the Company's expense reduction and NET-36 restructuring plan, which commenced in the third quarter of 2001. There were no comparable severance costs during the three months ended March 31, 2001.

        Income from Operations - Income from operations was $57.1 million for the three months ended March 31, 2002, an increase of $15.9 million, or 39 percent, from $41.2 million for the same period in 2000. The increase in income from operations for the three month period ended March 31, 2002 was driven primarily by the Company's continued focus on operational efficiencies and several significant transactions which were recorded during the three months ended March 31, 2002. These significant transactions included termination fee revenue of approximately $6.4 million related to one of the Company's video customers; the recording of a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; the recording of an $11.2 million facilities restructuring charge related to several of the Company's U.S. locations; the recording of an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers; and the recording of additional customer bad debt expense and sales-type lease reserves of $10 million.

        Interest Expense, Net - Interest expense, net was $25.7 million for the three months ended March 31, 2002, a decrease of $6.6 million, or 20 percent, from $32.3 million for the same period in 2001. The decrease in interest expense, net for the three months ended March 31, 2002 was due primarily to lower interest rates related to the Company's variable rate borrowings during the first quarter of 2002, as compared to the first quarter of 2001, and the repayment of the Galaxy IIIR Notes on January 2, 2002. Capitalized interest was $4 million lower during the first quarter of 2002, as compared to the same period in 2001, due to lower construction in progress balances maintained related to satellites under construction. Interest income was relatively flat between the first quarter of 2002 and the first quarter of 2001 as a result of higher cash balances maintained during the first quarter of 2002, offset by lower interest rates during the same quarter.

        Income Taxes - Income taxes were $7.8 million for the three months ended March 31, 2002, an increase of $4.0 million or 105 percent, from $3.8 million for the three months ended March 31, 2001. The increase in income taxes is primarily a result of the increase in income from operations and the decrease in interest expense described above. The reduction in the Company's effective income tax rate from 43.5 percent in 2001 to 25 percent in 2002 was primarily a result of the elimination of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No.142.

        Extraordinary Loss on Early Extinguishment of Debt - On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion indebtedness owed under the term loan to Hughes Electronics. (See "- Financial Condition" ). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt. There were no comparable transactions during the three months ended March 31, 2001.

        Satellite Developments - Refer to "Item 1. Business - Overview -Our Satellite Network and Ground Infrastructure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

        In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of approximately $215 million in relation to the PAS-7 insurance claim. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid to the insurers under the PAS-7 insurance policy adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. The Company received $173.7 million of the net proceeds from this insurance settlement as of March 31, 2002 and received the remaining $41.3 million of net proceeds in April 2002. During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations.

        The Company expects to launch up to six satellites by 2006. Galaxy IIIC is scheduled to be launched in the second quarter of 2002 and will replace Galaxy IIIR in the North American Region and supplement Galaxy VIII-i in Latin America and the Caribbean. Galaxy VIIIi-R will be ready for launch in the third quarter of 2002 and will cover Latin America. This satellite is being built first to serve as an on-ground spare for Galaxy IIIC in the event of a launch failure or as possible supplemental capacity for Galaxy IIIC if it is successfully deployed. We have entered into a contract with an affiliate of DirecTV Latin America, one of our affiliates, for the lease of capacity on Galaxy VIII-iR, but the customer may terminate that contract following the commencement of service on Galaxy IIIC. If the customer were to terminate the contract, we would either modify Galaxy VIII-iR for other use at another orbital location or terminate our contract with Boeing for the construction of Galaxy VIII-iR. In such event, the customer would be obligated to pay us over time for all of our contractual liabilities to Boeing and the launch services provider for such modification, postponement and/or termination.

        The Company, through its joint-venture with JSAT Corporation, a Japanese satellite services provider, expects to launch the Galaxy
XIII/Horizons satellite to 127 degrees west longitude in early 2003. The
Company also expects to launch Galaxy VR (formerly named Galaxy XII) in early 2003 to 74 degrees west longitude. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy 1R prior to the end of its useful life in 2006. The other additional satellite would be available to us as a replacement or an in-orbit spare.

        Ten of the Company's satellites are either uninsured or insured with significant exclusions as of March 31, 2002. The net book value of these uninsured satellites and those satellites with insurance policies subject to significant exclusions as of March 31, 2002 aggregated $896 million.

Financial Condition

        In February 2002, we completed a private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended, in an aggregate principal amount of $800.0 million (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.76 billion after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds to repay in full the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics, with the balance to be used for general corporate purposes. The Senior Notes bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012 and are unsecured. The Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries. At March 31, 2002, $800 million of Senior Notes were outstanding.

        The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). The Term A Facility and Term B Facility were fully drawn in connection with the Refinancing. At March 31, 2002, $300 million was outstanding under the Term A Facility and $700 million was outstanding under the Term B Facility. The interest rates applicable to loans under the Senior Secured Credit Facility will be, at the Company's option, the alternate base rate or adjusted LIBOR plus, in each case, an applicable margin. The applicable margin for loans under the Revolving Facility and the Term A Facility is subject to adjustment based on the Company's total leverage ratio. The applicable margin under the Term B Facility is fixed. The alternate base rate is a fluctuating interest rate equal to the higher of (1) the prime rate and
(2) the federal funds effective rate plus 50 basis points. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio. At March 31, 2002, the applicable interest rate on the Term A Facility was 4.96%, the applicable interest rate on the Term B Facility was 5.46%, and the unused commitment fee for the period from February 25, 2002 through March 31, 2002 was $163 thousand.

        Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements with respect to at least 10% of the aggregate borrowings under the Term A Facility and Term B Facility within 360 days of securing the facility. These interest rate hedge agreements will effectively enable the Company to protect itself against three month London Interbank offered rates which exceed 5% per annum.

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

        The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances,interest rates and maturity dates for these notes as of March 31, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at $6.875% due 2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At March 31, 2002, $750 million was outstanding in relation to these notes. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

        As of December 31, 2001, the Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25%, matured on January 2, 2002 and were repaid in full on that date from available cash.

        The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 and severance costs of $1.3 million for the three months ended March 31, 2002. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. Approximately $6.0 million of the $9.5 million of total severance costs have been paid through March 31, 2002 and approximately $3.5 million were recorded within accrued liabilities on the consolidated balance sheet at March 31, 2002. Substantially all of the remaining accrued severance costs at March 31, 2002 are expected to be paid during 2002.

        The Company expects its significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. PanAmSat currently expects to spend approximately $310 million to $340 million on capital expenditures during 2002, which will primarily be comprised of costs to construct, insure and launch satellites.

        Assuming satellites under development are successfully launched and services on the satellites commence on the schedule currently contemplated, PanAmSat believes that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites will be correct, or that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by launch failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

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

        Net cash provided by operating activities increased to $124.7 million for the three months ended March 31, 2002, from $117.1 million for the three months ended March 31, 2001. The increase in 2002 was primarily attributable to: (1) the decrease in cash used within operating leases and other receivables of $12.9 million due primarily to the timing of customer payments; (2) the decrease in cash used within prepaid expenses and other of $30.1 million primarily resulting from a decrease in prepaid in-orbit insurance of approximately $13.3 million related to fewer satellites placed in-service in 2002 as compared to 2001 and a decrease in prepaid taxes of approximately $8 million. These increases in cash provided by operating activities were partially offset by a decrease in cash provided within accounts payable and accrued expenses of $27.1 million primarily resulting from the timing of payments to vendors and a decrease in cash provided within deferred gains and revenues of $12.3 million related to a smaller increase in accruals for in-orbit and pre-launch insurance of $6.8 million during 2002 as compared to 2001.

        Net cash provided by investing activities was $99.7 million for the three months ended March 31, 2002, compared to net cash provided by investing activities of $65.2 million for the three months ended March 31, 2001. The increase in net cash provided by investing activities in 2002 was primarily due to the receipt of $41.3 million of additional proceeds from insurance claims during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, offset partially by an increase in capital expenditures of $6.8 million in 2002 as compared to 2001, primarily related to non-satellite capital expenditures.

        Net cash used in financing activities decreased to $11.8 million for the three months ended March 31, 2002, from $21.6 million for the three months ended March 31, 2001. The decrease in net cash used in financing activities in 2002 was primarily due to: repayments of long-term debt of $1.772 billion under the Hughes Electronics term loan which was completed in February 2002 and the repayment of the Galaxy IIIR Notes in January 2002, as well as debt issuance costs paid during 2002 of $38.4 million related to the Refinancing. The decrease in net cash used in financing activities was partially offset by $1.8 billion of new borrowings obtained in the Refinancing.

Market Risks

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

        The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the year for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

       - For the Company's sales-type leases, a discount rate based on a 30-year bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

       - For the Company's fixed rate public debt, the current market rate of each public debt instrument is applied to each principal amount to arrive at a current yield to maturity for each public debt instrument as of the end of the year. The current market rate is then reduced by a factor of 10% and this revised market rate is applied to the principal amount of each public debt instrument to arrive at a yield to maturity based on the adverse interest rate change. The two yields to maturity are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

       - For the Company's variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the year is applied to the applicable principal outstanding at the end of the year to determine an annual interest expense based on year-end rates and principal balances. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two annual interest expenses calculated represents the reduction in annual cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on the Company's effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

        The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. The Company believes that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

        The Company has not experienced any material changes in interest rate exposures during the three months ended March 31, 2002. Based upon economic conditions and leading market indicators at March 31, 2002, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

        The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $69.1 million and $5.3 million, respectively, as of March 31, 2002. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at March 31, 2002 would be a reduction in cash flows of approximately $5.3 million and a reduction in net income of approximately $2.9 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks."

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.82 PanAmSat Corporation Executive Change In Control Severance Agreement Between PanAmSat Corporation and James B. Frownfelter, Dated November 8, 2001. *

                  10.83 Form of PanAmSat Corporation Executive Change of Control Severance Agreement, effective as of October 15, 2001 and entered into between PanAmSat Corporation and each of James W. Cuminale, Thomas E. Eaton, Jr., James B. Frownfelter and Michael J. Inglese in March 2002. *

         (b)      Reports on Form 8-K.

                  None.


* Exhibit indicated is an executive contract.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PanAmSat Corporation



Date:  May 6, 2002                          /s/ Michael J. Inglese
                                            ----------------------------
                                            Michael J. Inglese
                                            Executive Vice President and
                                            Chief Financial Officer
                                            and a Duly Authorized
                                            Officer of the Company