Form 10-Q
period 2002-06-30
PANAMSAT CORP /NEW/
filed 2002-08-13
CIK 1037388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                              YES |X|       NO | |

As of August 9, 2002, an aggregate of 149,937,864 shares of the Company's Common Stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we," "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to the Company's Internet-related business, (ix) risks associated with the Company's recently completed refinancing and other indebtedness, (x) risks related to control by our majority stockholder, and (xi) litigation. Such risks are more fully described in "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the United States Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                For the Three Months Ended June 30, 2002 and 2001
                        (In Thousands, Except Share Data)

                                                       June 30,         June 30,
                                                         2002             2001
                                                         ----             ----
REVENUES:
  Operating leases, satellite services and other     $    204,592     $    202,937
  Outright sales and sales-type leases                      4,641            5,293
                                                     ------------     ------------
     Total revenues                                       209,233          208,230
                                                     ------------     ------------
OPERATING COSTS AND EXPENSES:
  Depreciation and amortization                            89,768          101,724
  Direct operating costs                                   35,701           43,518
  Selling, general and administrative expenses             22,747           30,266
                                                     ------------     ------------
     Total operating costs and expenses                   148,216          175,508
                                                     ------------     ------------
INCOME FROM OPERATIONS                                     61,017           32,722

INTEREST EXPENSE, net                                      34,662           27,543
                                                     ------------     ------------
INCOME BEFORE INCOME TAXES                                 26,355            5,179

INCOME TAXES                                                6,589            2,253
                                                     ------------     ------------
NET INCOME                                           $     19,766     $      2,926
                                                     ------------     ------------
EARNINGS PER SHARE - basic and diluted               $       0.13     $       0.02
                                                     ------------     ------------
Weighted average common shares outstanding            149,917,209      149,763,139
                                                     ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 For the Six Months Ended June 30, 2002 and 2001
                        (In Thousands, Except Share Data)

                                                        June 30,          June 30,
                                                          2002              2001
                                                          ----              ----
REVENUES:
  Operating leases, satellite services and other     $     405,961      $    402,440
  Outright sales and sales-type leases                      10,411            11,017
                                                     -------------      ------------
     Total revenues                                        416,372           413,457
                                                     -------------      ------------
OPERATING COSTS AND EXPENSES:
  Depreciation and amortization                            183,723           200,620
  Direct operating costs                                    68,190            80,978
  Selling, general and administrative expenses              55,230            57,984
  Facilities restructuring costs                            11,224                --
  Gain on PAS-7 insurance claim                            (40,063)               --
  Loss on conversion of sales-type leases                   18,690                --
  Severance costs                                            1,295                --
                                                     -------------      ------------
     Total operating costs and expenses                    298,289           339,582
                                                     -------------      ------------
INCOME FROM OPERATIONS                                     118,083            73,875

INTEREST EXPENSE, net                                       60,391            59,851
                                                     -------------      ------------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                          57,692            14,024

INCOME TAXES                                                14,423             6,101
                                                     -------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                            43,269             7,923
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of income taxes                               2,482                --
                                                     -------------      ------------
NET INCOME                                           $      40,787      $      7,923
                                                     -------------      ------------
EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
   basic and diluted                                 $        0.29      $       0.05
EARNINGS PER SHARE - EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT - basic and diluted                 0.02                --
                                                     -------------      ------------
NET INCOME PER COMMON SHARE - basic and diluted      $        0.27      $       0.05
                                                     -------------      ------------
Weighted average common shares outstanding             149,901,479       149,733,287
                                                     -------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                       June 30,       December 31,
                                                         2002             2001
                                                      -----------     ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $  724,638      $  443,266
 Accounts receivable-net                                  33,144          34,468
 Net investment in sales-type leases                      23,253          24,886
 Prepaid expenses and other current assets                50,451          34,375
 Deferred income taxes                                    17,501           8,181
                                                      ----------      ----------
Total current assets                                     848,987         545,176

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                         2,974,304       3,152,082

NET INVESTMENT IN SALES-TYPE LEASES                      175,945         227,014

GOODWILL-Net of amortization                           2,238,659       2,238,659

DEFERRED CHARGES AND OTHER ASSETS                        164,408         133,880
                                                      ----------      ----------
TOTAL ASSETS                                          $6,402,303      $6,296,810
                                                      ----------      ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (continued)
                        (In Thousands, Except Share Data)

                                                                        June 30,     December 31,
                                                                          2002           2001
                                                                      -----------    ------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                              $   72,755     $   88,269
 Current portion of long-term debt                                        200,000         46,542
 Accrued interest payable                                                  45,973         23,988
 Deferred revenues                                                         20,569         10,554
                                                                       ----------     ----------
Total current liabilities                                                 339,297        169,353

DUE TO AFFILIATES (merger-related
   indebtedness)                                                               --      1,725,000

LONG-TERM DEBT                                                          2,350,000        750,000

DEFERRED INCOME TAXES                                                     425,325        381,754

DEFERRED CREDITS AND OTHER (principally customer
   deposits and deferred revenue)                                         252,995        278,143

                                                                       ----------     ----------

TOTAL LIABILITIES                                                      $3,367,617     $3,304,250
                                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value - 400,000,000
  shares authorized; 149,928,236 and 149,871,260
  outstanding at June 30, 2002 and December 31, 2001, respectively     $    1,499     $    1,499
 Additional paid-in-capital                                             2,531,355      2,530,016
 Retained earnings                                                        501,832        461,045
                                                                       ----------     ----------
Total stockholders' equity                                              3,034,686      2,992,560
                                                                       ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $6,402,303     $6,296,810
                                                                       ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)

                                                            June 30,       June 30,
                                                              2002           2001
                                                           ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                 $  40,787      $   7,923
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                               183,723        200,620
 Deferred income taxes                                        34,251         13,570
 Amortization of debt issuance costs                           4,382          3,054
 Provision for uncollectible receivables                      11,056          7,339
 Gain on PAS-7 settlement                                    (40,063)            --
 Loss on conversion of sales-type leases                      18,690             --
 Facilities restructuring costs                               11,224             --
 Loss on early extinguishment of debt                          2,482             --
 Changes in assets and liabilities:
       Collections on investments in sales-type leases        11,609         10,339
       Operating leases and other receivables                 (3,749)       (10,454)
       Prepaid expenses and other assets                     (14,500)       (32,573)
       Accounts payable and accrued liabilities               (3,731)        14,117
       Deferred gains and revenues                            10,016         15,362
                                                           ---------      ---------
       Net cash provided by operating activities           $ 266,177      $ 229,297
                                                           ---------      ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)

                                                              June 30,        June 30,
                                                                2002            2001
                                                            -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)      $  (183,548)     $(161,446)
 Insurance proceeds from satellite recoveries                   215,000        132,435
                                                            -----------      ---------
    Net cash provided by (used in) investing activities          31,452        (29,011)
                                                            -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                               1,800,000             --
 Repayments of long-term debt                                (1,771,542)       (21,216)
 Debt issuance costs                                            (40,829)            --
 Repayments of incentive obligations                             (5,275)        (3,970)
 Stock issued in connection with employee benefit plans           1,389          4,167
                                                            -----------      ---------
    Net cash used in financing activities                       (16,257)       (21,019)
                                                            -----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       281,372        179,267

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                          443,266        129,345
                                                            -----------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   724,638      $ 308,612
                                                            -----------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

 Cash received for interest                                 $     6,364      $   8,386
                                                            -----------      ---------
 Cash paid for interest                                     $    50,313      $  82,079
                                                            -----------      ---------
 Cash paid for taxes                                        $     1,231      $     883
                                                            -----------      ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six month periods ended June 30, 2002 and 2001 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K.

      On October 28, 2001, General Motors ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt and effectiveness of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses (the "Hughes Transaction"). EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The parties expect the transactions to close in the second half of 2002.

      GM, Hughes Electronics and EchoStar have agreed that, in the event the Hughes Transaction does not occur because certain specified regulatory clearances or approvals have not been obtained or other specified conditions have not been satisfied, each relating to the Hughes Transaction, Hughes Electronics will sell and EchoStar will purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

      Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, the termination of the agreements governing the Hughes Transaction for certain specified reasons, receipt of certain regulatory approvals, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act, the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale, and other specified conditions.

(2)   New Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment with a transitional goodwill impairment test completed within six months from the date of adoption. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach to a test based on the implied fair value of the goodwill at the reporting unit level. PanAmSat has determined that, for such impairment testing, the Company has only one reporting unit, which is at the enterprise level.

      SFAS 142 requires a two-step test to determine the amount, if any, of an impairment loss with respect to goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.

      Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are often used as the basis for fair value, if available. If quoted market prices are not available, the estimate of fair value is typically based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

      In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge is required. The Company measured the fair value of its reporting unit based on the quoted market price of the Company's common stock, which the Company believes has been stabilized by the price per share agreed to by EchoStar for PanAmSat (See Note 1 to the Company's June 30, 2002 consolidated financial statements). However, there can be no assurance that the Company's quoted market price will remain at its current level once the EchoStar transactions discussed above are completed. A sustained reduction in the quoted market price of the Company's stock subsequent to the completion of the EchoStar transactions discussed above could potentially result in a reduction in the fair value of the Company and, consequently, the recording of an impairment charge related to its goodwill.

      The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of June 30, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    -------------------------     -------------------------
                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
                                                        (Unaudited; in thousands except per share data)
      Income before extraordinary item:

      Reported income before
         extraordinary item                         $   19,766     $    2,926     $   43,269     $    7,923
      Goodwill amortization                                 --         16,240             --         32,480
                                                    ----------     ----------     ----------     ----------
      Adjusted income before
         extraordinary item                         $   19,766     $   19,166     $   43,269     $   40,403
                                                    ==========     ==========     ==========     ==========

      Net income:

      Reported net income                           $   19,766     $    2,926     $   40,787     $    7,923
      Goodwill amortization                                 --         16,240             --         32,480
                                                    ----------     ----------     ----------     ----------
      Adjusted net income                           $   19,766     $   19,166     $   40,787     $   40,403
                                                    ==========     ==========     ==========     ==========

      Earnings per share before extra-
         ordinary item - basic and diluted:

      Reported earnings per share before
         extraordinary item - basic and diluted     $     0.13     $     0.02     $     0.29     $     0.05
      Goodwill amortization per share                       --           0.11             --           0.22
                                                    ----------     ----------     ----------     ----------
      Adjusted earnings per share before
         extraordinary item - basic and diluted     $     0.13     $     0.13     $     0.29     $     0.27
                                                    ==========     ==========     ==========     ==========

      Net income per common share -
         basic and diluted:

      Reported net income per common
         share - basic and diluted                  $     0.13     $     0.02     $     0.27     $     0.05
      Goodwill amortization per share                       --           0.11             --           0.22
                                                    ----------     ----------     ----------     ----------
      Adjusted net income per common
         share - basic and diluted                  $     0.13     $     0.13     $     0.27     $     0.27
                                                    ==========     ==========     ==========     ==========

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. SFAS 145 also amends FASB Statement No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

      Additionally, SFAS 145 eliminates FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers ("SFAS 44"), as the transition provisions of the Motor Carrier Act of 1980 are completed; therefore SFAS 44 is no longer necessary.

      In the first quarter of 2002 in connection with the Company's Refinancing, the Company recorded an extraordinary loss for the remaining unamortized debt issuance costs related to the repayment of the Hughes Electronics term loan (See Note 4 and Note 10 below). The provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), will be effective for the Company beginning January 1, 2003. The Company is in the process of evaluating the effect, if any, the provisions of SFAS 145 will have on our financial statements. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of the provisions of SFAS 146 will have a significant impact on our financial statements.

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

      Two of the three Boeing Satellite Services ("BSS") 702 satellites that we operate and other BSS 702's of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. Should it be necessary to turn off a significant number of transponders, it may have a material adverse effect on our results of operations. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

      Our BSS 702 satellites are currently covered by insurance policies. However, if we are adversely affected by progressive solar array degradation anomalies, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation or the anomaly may occur outside of an insurance policy period. In addition, there can be no assurance that, following the expiration of the current policies, we will be able to procure new insurance that covers losses of this type. Further, there can be no assurance that we will be able to obtain insurance for such satellites on commercially reasonable terms.

      On June 15, 2002, we successfully launched our Galaxy IIIC satellite, the 22nd spacecraft in our fleet. Galaxy IIIC will support customers from our video, VSAT and broadcast services units, as well as direct-to-home services for DIRECTV Latin America. Galaxy IIIC has 24 C-band and 24 Ku-band transponders covering the continental United States, as well as 28 Ku-band transponders covering Latin America. Ultimately operating at 95 degrees west longitude, in the Company's Galaxy neighborhood, the satellite will take over for Galaxy IIIR and complement Galaxy VIIIi. Galaxy IIIR, which currently resides in the 95 degrees west longitude slot, will co-locate with Galaxy IIIC until September 2002 when Galaxy IIIC is placed in-service.

      In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim and the Company recorded a gain of $40.1 million in the three months ended in March 31, 2002 related to this insurance claim (See Note 6 below).

      The Company expects to launch up to five more satellites by 2006. Galaxy VIII-iR is scheduled to be ready for launch in the fourth quarter of 2002 and will cover Latin America. We have entered into a contract with an affiliate of DIRECTV Latin America, one of our affiliates, for the lease of capacity on Galaxy VIII-iR, but the customer may terminate that contract following the commencement of service on Galaxy IIIC. If the customer were to terminate the contract, we would either modify Galaxy VIII-iR for other use at another orbital location or terminate our contract with Boeing for the construction of Galaxy VIII-iR. In the event that the customer terminates the contract, the customer would be obligated to pay us over time for all of our contractual liabilities to Boeing and certain of the costs of the launch services provider for such modification, postponement and/or termination.

      The Company, through its joint-venture with JSAT Corporation, a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons satellite to 127 degrees west longitude in early 2003. The Company also expects to launch Galaxy XII (formerly named Galaxy VR) in the second quarter of 2003 to 74 degrees west longitude. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

(4)   Long-Term Debt and Due to Affiliates

      In February 2002, the Company completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012 and are unsecured.

      The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). At June 30, 2002, both the $300 million under the Term A Facility and the $700 million under the Term B Facility were outstanding. Principal payments under the Term A Facility and Term B Facility are due in varying amounts from 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio. As of June 30, 2002, the Company had letters of credit outstanding totaling $0.8 million that were guaranteed by the Revolving Facility. This has reduced our ability to borrow against the Revolving Facility by the aggregate amount of the outstanding letters of credit.

      The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements with respect to at least 10% of the borrowings under the Senior Secured Credit Facility within 360 days of securing the facility. The indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility contain various covenants, which impose significant restrictions on our business.

      In connection with the Refinancing, the notes issued in January 1998 totaling $750 million were ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

      On April 26, 2002, the Company initiated the filing of a registration statement on Form S-4 with the SEC in relation to an exchange offer of $800 million of 8 1/2% Senior Notes due

      2012. Following the effectiveness of the Form S-4 registration statement, these registered notes will be issued in exchange for the Company's existing Senior Notes issued in February 2002 pursuant to Rule 144A under the Securities Act of 1933. The terms of the registered senior notes to be issued under the S-4 registration statement will be substantially similar to the terms of the currently outstanding Senior Notes. The existing Senior Notes are secured by substantially all of our assets and are guaranteed on a senior unsecured basis by all of our domestic subsidiaries. The notes to be issued in connection with this Form S-4 will be similarly guaranteed. All of the Company's subsidiary guarantors are domestic and, directly or indirectly, 100% owned by PanAmSat Corporation. The guarantees are full and unconditional and joint and several and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries.

      On July 29, 2002, the Company completed the transfer of certain assets and liabilities from certain of its subsidiary guarantors to PanAmSat Corporation. As a result of such transfers, the remaining subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

      Pursuant to the Company's obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes, the Company will pay additional interest on such Senior Notes for the period between August 1, 2002 and the date the SEC declares the Company's exchange offer registration statement on Form S-4 effective. (Such registration statement was initially filed on April 26, 2002.) The additional interest is initially 25 basis points, increasing by 25 basis points every 90 days up to a maximum of 150 basis points. The SEC has indicated that such action will be delayed until the review process has been completed for a registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics. We do not believe that the delay of our Form S-4 review process or the payment of the additional interest will have a significant impact on our consolidated financial statements.

      As of December 31, 2001, the Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes matured on January 2, 2002 and were repaid in full on that date from available cash.

(5)   Deferred Charges and Other Assets

      The Company's Deferred Charges and Other Assets are summarized as follows (in millions):

                                                        JUNE 30,      DECEMBER 31,
                                                          2002            2001
                                                        --------      ------------
      Long-Term Receivables                              $ 45.9          $ 41.3
      Debt Issuance Costs                                  44.1            10.9
      Customer Incentive Programs                          26.1            25.3
      Prepaid Insurance                                    24.7            30.8
      Other                                                23.6            25.6
                                                         ------          ------
        Total Deferred Charges and Other Assets          $164.4          $133.9
                                                         ======          ======

      Long-Term Receivables primarily represent receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables.

      Debt Issuance Costs represent costs incurred by the Company to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness. Debt issuance costs capitalized in relation to the Company's Refinancing (see
      Note 4 above) totaled $40.8 million during the six months ended June 30, 2002.

      Deferred charges related to Customer Incentive Programs are amortized against revenue over the terms of the respective customer contracts. Similarly, Prepaid Insurance costs are amortized to expense over the terms of the respective insurance policies.

      Other Deferred Charges and Other Assets primarily consist of: investments in certain equity securities accounted for under both the cost and equity methods; prepayments of Telemetry, Tracking & Control ("TT&C") satellite services to third parties that are amortized over the respective contract periods; and other miscellaneous deferred charges and other assets.

(6)   Gain on PAS-7 Insurance Claim

      In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim by payment to the Company of $215 million. These net proceeds reflect the insurance policy amount of $253.4 million less the expected future revenue share that would have been paid to the insurers under the PAS-7 insurance policy, adjusted by a negotiated discount. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. The Company received $173.7 million of these insurance proceeds during the first quarter of 2002 and received the remaining $41.3 million of insurance proceeds during the second quarter of 2002.

(7)   Loss on Conversion of Sales-Type Leases

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

(8)   Facilities Restructuring Costs

      On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. The balance of the facilities restructuring accrual was $7.4 million as of June 30, 2002.

(9)   Severance Costs

      The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 and severance costs of $1.3 million during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. Approximately $6.9 million of the $9.5 million of total severance costs have been paid through June 30, 2002 and approximately $2.6 million was recorded within accrued liabilities on the consolidated balance sheet at June 30, 2002. Substantially all of the remaining accrued severance costs at June 30, 2002 will be paid during 2002.

(10)  Extraordinary Loss on Early Extinguishment of Debt

      On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics (See Note 4 to the Company's June 30, 2002 consolidated financial statements). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt.

(11)  Interest Expense-Net

      Interest expense for the three months ended June 30, 2002 and 2001 is recorded net of capitalized interest of $8.7 million and $6.1 million, respectively and interest income of $3.7 million and $5.3 million, respectively. Interest expense for the six months ended June 30, 2002 and 2001 is recorded net of capitalized interest of $14.1 million and $15.4 million, respectively and interest income of $6.3 million and $8.4 million, respectively.

(12)  Commitments and Contingencies

      Satellite Commitments

      We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through June 30, 2002, and we have approximately $129.5 million of expenditures remaining to be made under existing satellite construction contracts and $121.2 million to be made under existing satellite launch contracts. The commitments related to satellite construction contracts reflect approximately $10.5 million of contractually required reimbursements to be received in conjunction with our joint venture with JSAT Corporation. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite's launch. As of June 30, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

      Satellite Insurance

      As of June 30, 2002, we had in effect launch and in-orbit insurance policies covering 17 satellites in the aggregate amount of $2.3 billion. We have five uninsured satellites in orbit: PAS-5; PAS-4 and PAS-6, which are used as backup satellites; PAS-7 for which we received net insurance proceeds of $215 million during the six months ended June 30, 2002; and Galaxy VIIIi, which is scheduled for replacement in September 2002.

      Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Those six satellites include Galaxy IIIR which is scheduled for replacement in September 2002, PAS-2, PAS-3R, Galaxy IVR and PAS-6B which have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The sixth satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. In order to balance the risk of loss and the likelihood of a recovery, given the exclusions to coverage, the Company reduced the sums insured by approximately 52% of the in-orbit insurance coverage on its PAS-2, PAS-3R and Galaxy 3R satellites upon the expiration of the related insurance policies in May 2002.

      At June 30, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $850 million.

      Upon the expiration of our existing insurance policies, there can be no assurances that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with: higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for total constructive loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

(13)  Revenue By Service Type

      PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. For the three months ended June 30, 2002 and 2001, PanAmSat's revenues were $209.2 million and $208.2 million, respectively. For the six months ended June 30, 2002 and 2001, PanAmSat's revenues were $416.4 million and $413.5 million. These revenues were derived from the following service areas:

                          Percentage of Revenues      Percentage of Revenues
                            Three Months Ended:          Six Months Ended:
                            -------------------          -----------------
                            June 30,    June 30,        June 30,    June 30,
                              2002        2001            2002        2001
                              ----        ----            ----        ----
      Services:
      Video Services           66%         68%             67%         67%
      Network Services         26%         25%             26%         26%
      Other Services            8%          7%              7%          7%
                              ---------------             ---------------
      Total:                  100%        100%            100%        100%
                              ===============             ===============

(14)  Contracted Backlog for Future Services

      Future cash payments expected from customers (backlog) aggregated approximately $5.55 billion as of June 30, 2002, including approximately $565.6 million related to satellites to be launched. Included in the total backlog of $5.55 billion is $305.3 million of backlog that may be terminated by the customers pursuant to certain termination rights.

      Due to recent events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.55 billion backlog as of June 30, 2002, approximately $4.2 billion, or 75.8% relates to our top 25 customers. Having conducted both quantitative and qualitative analyses, we have concluded that eight of our top 25 customers have a risk of future non-performance of their contractual obligations to us. These eight customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experiences. These customers represent approximately $1.1 billion of our backlog as of June 30, 2002. The largest of these customers represents approximately $609 million, or 11% of our total backlog, and $83.9 million, or 10.4% of our expected 2002 revenues, and the smallest of these customers represents approximately $40.9 million, or 0.7% of our total backlog, and $4.9 million, or 0.6% of our expected 2002 revenues. If one of the larger affected customers or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse affect on our financial condition and results of operations.

PANAMSAT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On October 28, 2001, General Motors ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, the receipt and effectiveness of a favorable ruling from the IRS that the separation of Hughes Electronics (or a newly formed holding company holding all of the capital stock of Hughes Electronics) from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and certain other conditions, provide for the split-off of Hughes Electronics (or such newly formed holding company) from GM and the subsequent merger of the Hughes Electronics and EchoStar businesses (the "Hughes Transaction"). EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit. The parties expect the transactions to close in the second half of 2002.

      GM, Hughes Electronics and EchoStar have agreed that, in the event the Hughes Transaction does not occur because certain specified regulatory clearances or approvals have not been obtained or other specified conditions have not been satisfied, each relating to the Hughes Transaction, Hughes Electronics will sell and EchoStar will purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

      Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, the termination of the agreements governing the Hughes Transaction for certain specified reasons, receipt of certain regulatory approvals, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act, the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale, and other specified conditions.

RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                    Three Months Ended             Six Months Ended
                                                  ----------------------        ----------------------
                                                   June 30,     June 30,          June 30,   June 30,
                                                     2002         2001             2002        2001
                                                   -------      -------           --------   --------
                                                               (Unaudited; in thousands)

Operating leases, satellite services and other     $204,592     $202,937       $ 405,961      $402,440
Outright sales and sales-type leases                  4,641        5,293          10,411        11,017
Total revenues                                      209,233      208,230         416,372       413,457
Cost of outright sales and sales-type leases             --           --              --            --
Depreciation and amortization                        89,768      101,724         183,723       200,620
Direct operating costs                               35,701       43,518          68,190        80,978
Selling, general and administrative expenses         22,747       30,266          55,230        57,984
Facilities restructuring costs                           --           --          11,224            --
Gain on PAS-7 insurance claim                            --           --         (40,063)           --
Loss on conversion of sales-type leases                  --           --          18,690            --
Severance costs                                          --           --           1,295            --
Income from operations                               61,017       32,722         118,083        73,875
Interest expense, net                                34,662       27,543          60,391        59,851
Income before income taxes and
  extraordinary item                                 26,355        5,179          57,692        14,024
Income taxes                                          6,589        2,253          14,423         6,101
Net income before extraordinary item                 19,766        2,926          43,269         7,923
Extraordinary loss on early extinguishment
  of debt, net of taxes                                  --           --           2,482            --
Net income                                         $ 19,766     $  2,926       $  40,787      $  7,923

Earnings per common share before
  extraordinary item -basic and diluted            $   0.13     $   0.02       $    0.29      $   0.05

Earnings per common share -
  extraordinary loss on early
  extinguishment of debt - basic and
  diluted                                                --           --            0.02            --

Net income per common share - basic and
  diluted                                          $   0.13     $   0.02       $    0.27      $   0.05

                              PANAMSAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues - Revenues were $209.2 million for the three months ended June 30, 2002, compared to revenues of $208.2 million for the same period in 2001. Operating lease revenues, which were 98 percent of total revenues for the second quarter of 2002, increased by 1 percent to $204.6 million from $202.9 million for the same period in 2001. The increase in operating lease revenues was primarily due to occasional services revenue related to the 2002 FIFA World Cup and higher network services revenue. These increases were partially offset by lower program distribution and direct-to-home (DTH) video revenues, as compared to the same period in 2001. Total sales and sales-type lease revenues for the quarters ended June 30, 2002 and 2001 represented interest income related to sales-type leases of $4.6 million and $5.3 million, respectively.

The Company provides video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services decreased by 1.9 percent to $133.8 million during the second quarter of 2002, compared to $136.4 million for the second quarter of 2001. This decrease was primarily due to lower program distribution and DTH video revenues during the second quarter of 2002. These decreases were partially offset by the occasional video services revenue related to the 2002 FIFA World Cup that were recorded in the second quarter of 2002. Overall video services revenues were $138.4 million in the second quarter of 2002, a decrease of 2.3 percent as compared to the second quarter of 2001. Operating lease revenues from network services increased by 5.1 percent to $54.8 million for the second quarter of 2002, as compared to the same period in 2001. The increase was due to higher network service revenues resulting from additional incremental new business and higher termination fee revenues earned during the three months ended June 30, 2002, as compared to the same period in 2001. These increases were offset partially by reduced revenues recorded during the three months ended June 30, 2002, as a result of customer credit issues.

Total revenues for the six months ended June 30, 2002 were $416.4 million compared to revenues of $413.5 for the six months ended June 30, 2001. Operating lease revenues increased to $406.0 million for the six months ended June 30, 2002, compared to $402.4 million for the same period in 2001. The increase in operating lease revenues was primarily due to the occasional video services revenues related to the 2002 FIFA World Cup recorded during the three months ended June 30, 2002, higher termination fee revenues recorded during the three months ended March 31, 2002 and higher network services revenues, as compared to the same period in 2001. These increases were partially offset by lower program distribution and DTH video revenues and reduced revenue recorded as a result of customer credit issues during the six months ended June 30, 2002. Total sales and sales-type lease revenues represented interest income related to sales-type leases of $10.4 million for the six months ended June 30, 2002, compared to $11.0 million for the same period in 2001.

For the six months ended June 30, 2002, operating lease revenues from video service were $267.3 million as compared to $267.5 million for the same period in 2001. This decrease was primarily due to lower program distribution and DTH video revenues and reduced revenue recorded as a result of customer credit issues. These decreases were substantially offset by the occasional video services revenues related to the 2002 FIFA World Cup which were recorded during the three months ended June 30, 2002 and higher termination fee revenues recorded during the three months ended March 31, 2002. Overall video services revenues were $277.7 million for the six months ended June 30, 2002, a decrease of 0.3 percent as compared to the six months ended June 30, 2001. Operating lease revenues from network services for the six months ended June 30, 2002 were $107.5 million, an increase of 1 percent from $106.5 million for the same period in 2001. This increase was due to additional network services revenues offset partially by reduced revenue recorded during the same period as a result of customer credit issues.

Depreciation and Amortization - Depreciation and amortization decreased $11.9 million, or 12 percent, to $89.8 million for the three months ended June 30, 2002 from $101.7 million for the same period in 2001. Depreciation and amortization for the six months ended June 30, 2002 decreased $16.9 million, or 8 percent, to $183.7 million from $200.6 million for the same period in 2001. The decrease in depreciation and amortization for the three and six months ended June 30, 2002 is due primarily to the elimination of goodwill amortization as a result of the adoption of SFAS No. 142 during 2002 (approximately $16 million per quarter) and lower depreciation expense recorded during the first quarter of 2002 as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See Gain on PAS-7 Insurance Claim below). These decreases were partially offset by additional depreciation expense related to our PAS-1R satellite that was placed in service in the first quarter of 2001 and our PAS-10 satellite that was placed into service in June 2001, and additional non-satellite depreciation.

Direct Operating Costs - Direct operating costs decreased $7.8 million or 18 percent, to $35.7 million for the three months ended June 30, 2002 from $43.5 million for the same period in 2001. Direct operating costs decreased $12.8 million or 16 percent to $68.2 million for the six months ended June 30, 2002 from $81.0 million for the same period in 2001. The three-month and six-month decreases in direct operating costs are primarily related to lower direct operating expenses related to Webcast Services, lower headcount related expenses, lower consulting expenses and lower engineering costs. These decreases were partially offset by $3.2 million of direct operating costs related to the 2002 FIFA World Cup, which were recorded during the second quarter of 2002.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $7.6 million, or 25 percent, to $22.7 million for the three months ended June 30, 2002 from $30.3 million for the same period in 2001. Selling, general and administrative expenses decreased $2.8 million, or 5 percent, to $55.2 million for the six months ended June 30, 2002 from $58.0 million for the same period in 2001. The three-month and six-month decreases are primarily due to lower Webcast Services expenses and lower headcount related expenses. The decrease in selling, general and administrative expenses for the six months ended June 30, 2002 as compared to the same period in 2001, was partially offset by an increase in sales-type lease reserves and bad debt expense of approximately $3.7 million.

Facilities Restructuring Costs - On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenues, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. There was no comparable transaction during 2001. The balance of the facilities restructuring accrual was $7.4 million as of June 30, 2002.

Gain on PAS-7 Insurance Claim - During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations. (See "Satellite Developments" below). There was no comparable transaction during 2001.

Loss on Conversion of Sales-Type Leases - On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $18.7 million. There was no comparable transaction in 2001.

Severance Costs - Severance costs were $1.3 million for the six months ended June 30, 2002. These severance costs reflect employee reductions that were implemented during the three months ended March 31, 2002 in connection with the Company's expense reduction and Webcast Services restructuring plan, which commenced in the third quarter of 2001. There were no comparable severance costs during the three or six months ended June 30, 2001.

Income from Operations - Income from operations was $61.0 million for the three months ended June 30, 2002, an increase of $28.3 million, or 86 percent, from $32.7 million for the same period in 2001. The increase in income from operations for the three month period ended June 30, 2002 was driven primarily by the Company's continued focus on operational efficiencies and the elimination of goodwill amortization as a result of the adoption of SFAS No. 142 during the first quarter of 2002 (See Note 2 to the Company's June 30, 2002 consolidated financial statements). Income from operations was $118.1 million for the six months ended June 30, 2002, an increase of $44.2 million, or 60 percent, from $73.9 million for the same period in 2001. The increase in income from operations for the six month period ended June 30, 2002 was driven primarily by the Company's operational streamlining that has occurred over the last six to nine months, the elimination of goodwill amortization as of January 1, 2002 as a result of the adoption of SFAS No. 142, and several significant transactions, which were recorded during the three months ended March 31, 2002. These significant transactions included the recording of a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; the recording of an $11.2 million facilities restructuring charge related to several of the Company's U.S. locations; and the recording of an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers.

Interest Expense, Net - Interest expense, net was $34.7 million for the three months ended June 30, 2002, an increase of $7.2 million, or 26 percent, from $27.5 million for the same period in 2001. The increase in interest expense, net for the three months ended June 30, 2002 was primarily due to higher interest expense related to the new debt acquired as a result of the Refinancing, offset partially by higher capitalized interest of approximately $2.6 million as a result of additional satellites under construction balances in 2002. Interest expense, net was $60.4 million for the six months ended June 30, 2002, an increase of $0.5 million, or 1 percent, from $59.9 million for the same period in 2001. The increase in interest expense, net for the six months ended June 30, 2002 was primarily attributable to higher interest expense related to the new debt acquired as a result of the Refinancing, partially offset by lower interest expense as a result of lower interest rates in 2002 related to the Company's variable rate borrowings.

Income Taxes - Income taxes were $6.6 million for the three months ended June 30, 2002, an increase of $4.3 million or 192 percent, from $2.3 million for the three months ended June 30, 2001. Income taxes were $14.4 million for the six months ended June 30, 2002, an increase of $8.3 million or 136 percent, from $6.1 million for the three months ended June 30, 2001. The increase in income taxes is primarily a result of the increase in income from operations. The reduction in the Company's effective income tax rate from 43.5 percent in 2001 to 25 percent in 2002 was primarily a result of the elimination of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142.

Extraordinary Loss on Early Extinguishment of Debt - On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion indebtedness owed under the term loan to Hughes Electronics (See "- Financial Condition"). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt. There was no comparable transaction in 2001.

Satellite Developments - Refer to "Item 1. Business - Overview - Our Satellite Network and Ground Infrastructure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

On June 15, 2002, we successfully launched our Galaxy IIIC satellite, the 22nd spacecraft in our fleet. Galaxy IIIC will support customers from our video, VSAT and broadcast services units, as well as direct-to-home services for DIRECTV Latin America. Galaxy IIIC has 24 C-band and 24 Ku-band transponders covering the continental United States, as well as 28 Ku-band transponders covering Latin America. Ultimately operating at 95 degrees west longitude, in the Company's Galaxy neighborhood, the satellite will take over for Galaxy IIIR and complement Galaxy VIIIi. Galaxy IIIR, which currently resides in the 95 degrees west longitude slot, will co-locate with Galaxy IIIC until September 2002 when Galaxy IIIC is placed in-service.

In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim and the Company recorded a gain of $40.1 million in the three months ended in March 31, 2002 related to this insurance claim (See Note 6 to the Company's June 30, 2002 consolidated financial statements).

The Company expects to launch up to five more satellites by 2006. Galaxy VIII-iR is scheduled to be ready for launch in the fourth quarter of 2002 and will cover Latin America. We have entered into a contract with an affiliate of DIRECTV Latin America, one of our affiliates, for the lease of capacity on Galaxy VIII-iR, but the customer may terminate that contract following the commencement of service on Galaxy IIIC. If the customer were to terminate the contract, we would either modify Galaxy VIII-iR for other use at another orbital location or terminate our contract with Boeing for the construction of Galaxy VIII-iR. In the event that the customer terminates the contract, the customer would be obligated to pay us over time for all of our contractual liabilities to Boeing and certain of the costs of the launch services provider for such modification, postponement and/or termination.

The Company, through its joint-venture with JSAT Corporation, a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons satellite to 127 degrees west longitude in early 2003. The Company also expects to launch Galaxy XII (formerly named Galaxy VR) in the second quarter of 2003 to 74 degrees west longitude. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through June 30, 2002, and we have approximately $129.5 million of expenditures remaining to be made under existing satellite construction contracts and $121.2 million to be made under existing satellite launch contracts. The commitments related to satellite construction contracts reflect approximately $10.5 million of contractually required reimbursements to be received in conjunction with our joint venture with JSAT Corporation. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite's launch. As of June 30, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

As of June 30, 2002, we had in effect launch and in-orbit insurance policies covering 17 satellites in the aggregate amount of $2.3 billion. We have five uninsured satellites in orbit: PAS-5; PAS-4 and PAS-6, which are used as backup satellites; PAS-7 for which we received net insurance proceeds of $215 million during the six months ended June 30, 2002; and Galaxy VIIIi, which is scheduled for replacement in September 2002.

Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Those six satellites include Galaxy IIIR which is scheduled for replacement in September 2002, PAS-2, PAS-3R, Galaxy IVR and PAS-6B which have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The sixth satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. In order to balance the risk of loss and the likelihood of a recovery, given the exclusions to coverage, the Company reduced the sums insured by approximately 52% of the in-orbit insurance coverage on its PAS-2, PAS-3R and Galaxy 3R satellites upon the expiration of the related insurance policies in May 2002.

At June 30, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $850 million.

Upon the expiration of our existing insurance policies, there can be no assurances that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with: higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for total constructive loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

Financial Condition

In February 2002, the Company completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes") and entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012 and are unsecured.

The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). At June 30, 2002, both the $300 million under the Term A Facility and the $700 million under the Term B Facility were outstanding. Principal payments under the Term A Facility and Term B Facility are due in varying amounts from 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments thereunder at a rate that is subject to adjustment based on the Company's total leverage ratio. As of June 30, 2002, the Company had letters of credit outstanding totaling $0.8 million that were guaranteed by the Revolving Facility. This has reduced our ability to borrow against the Revolving Facility by the aggregate amount of the outstanding letters of credit.

The agreement governing the Senior Secured Credit Facility requires the Company to enter into interest rate hedge agreements with respect to at least 10% of the borrowings under the Senior Secured Credit Facility within 360 days of securing the facility. The indenture governing the Senior Notes and the agreement governing the Senior Secured Credit Facility contain various covenants, which impose significant restrictions on our business.

In connection with the Refinancing, the notes issued in January 1998 totaling $750 million were ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

On April 26, 2002, the Company initiated the filing of a registration statement on Form S-4 with the SEC in relation to an exchange offer of $800 million of 8 1/2% Senior Notes due 2012. Following the effectiveness of the Form S-4 registration statement, these registered notes will be issued in exchange for the Company's existing Senior Notes issued in February 2002 pursuant to Rule 144A under the Securities Act of 1933. The terms of the registered senior notes to be issued under the S-4 registration statement will be substantially similar to the terms of the currently outstanding Senior Notes. The existing Senior Notes are secured by substantially all of our assets and are guaranteed on a senior unsecured basis by all of our domestic subsidiaries. The notes to be issued in connection with this Form S-4 will be similarly guaranteed. All of the Company's subsidiary guarantors are domestic and, directly or indirectly, 100% owned by

PanAmSat Corporation. The guarantees are full and unconditional and joint and several and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries.

On July 29, 2002, the Company completed the transfer of certain assets and liabilities from certain of its subsidiary guarantors to PanAmSat Corporation. As a result of such transfers, the remaining subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

Pursuant to the Company's obligations under a registration rights agreement entered into in connection with the issuance of the Senior Notes, the Company will pay additional interest on such Senior Notes for the period between August 1, 2002 and the date the SEC declares the Company's exchange offer registration statement on Form S-4 effective. (Such registration statement was initially filed on April 26, 2002.) The additional interest is initially 25 basis points, increasing by 25 basis points every 90 days up to a maximum of 150 basis points. The SEC has indicated that such action will be delayed until the review process has been completed for a registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics. We do not believe that the delay of our Form S-4 review process or the payment of the additional interest will have a significant impact on our consolidated financial statements.

As of December 31, 2001, the Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes"). The Galaxy IIIR Notes matured on January 2, 2002 and were repaid in full on that date from available cash.

The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 and severance costs of $1.3 million during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. Approximately $6.9 million of the $9.5 million of total severance costs have been paid through June 30, 2002 and approximately $2.6 million was recorded within accrued liabilities on the consolidated balance sheet at June 30, 2002. Substantially all of the remaining accrued severance costs at June 30, 2002 will be paid during 2002.

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

Net cash provided by operating activities increased $36.9 million, or 16 percent, to $266.2 million for the six months ended June 30, 2002, from $229.3 million for the six months ended June 30, 2001. The increase in 2002 was primarily attributable to an increase in net income adjusted for non-cash items of $34.0 million and a decrease in the cash used within prepaid expenses and other assets of $18.1 million, partially offset by an increase in the cash used within accounts payable and accrued liabilities of $17.8 million.

Net cash provided by investing activities was $31.5 million for the six months ended June 30, 2002, compared to net cash used in investing activities of $29.0 million for the six months ended June 30, 2001. The increase in net cash provided by investing activities in 2002 was primarily due to the receipt of $82.6 million of additional proceeds from insurance claims during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, offset partially by an increase in capital expenditures of $22.1 million in 2002 as compared to 2001.

Net cash used in financing activities decreased to $16.3 million for the six months ended June 30, 2002, from $21.0 million for the six months ended June 30, 2001. The decrease in net cash used in financing activities in 2002 was primarily due to: repayments of long-term debt of $1.772 billion under the Hughes Electronics term loan which was completed in February 2002 and the repayment of the Galaxy IIIR Notes in January 2002, as well as debt issuance costs paid during 2002 of $40.8 million related to the Refinancing. These decreases in net cash used in financing activities were partially offset by $1.8 billion of new borrowings obtained in the Refinancing.

New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment with a transitional goodwill impairment test completed within six months from the date of adoption. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach to a test based on the implied fair value of the goodwill at the reporting unit level. PanAmSat has determined that for such impairment testing the Company has only one reporting unit, which is at the enterprise level.

In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge is required. The Company measured the fair value of its reporting unit based on the quoted market price of the Company's common stock, which the Company believes has been stabilized by the price per share agreed to by EchoStar for PanAmSat (See Note 1 to the Company's June 30, 2002 consolidated financial statements). However, there can be no assurance that the Company's quoted market price will remain at its current level once the EchoStar transactions discussed above are completed. A sustained reduction in the quoted market price of the Company's stock subsequent to the completion of the EchoStar transactions discussed above could potentially result in a reduction in the fair value of the Company and, consequently, the recording of an impairment charge related to its goodwill.

The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of June 30, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    -------------------------     -------------------------
                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
                                                       (Unaudited; in thousands except per share data)
      Income before extraordinary item:

      Reported income before
        extraordinary item                          $   19,766     $    2,926     $   43,269     $    7,923
      Goodwill amortization                                 --         16,240             --         32,480
                                                    ----------     ----------     ----------     ----------
      Adjusted income before
        extraordinary item                          $   19,766     $   19,166     $   43,269     $   40,403
                                                    ==========     ==========     ==========     ==========

      Net income:

      Reported net income                           $   19,766     $    2,926     $   40,787     $    7,923
      Goodwill amortization                                 --         16,240             --         32,480
                                                    ----------     ----------     ----------     ----------
      Adjusted net income                           $   19,766     $   19,166     $   40,787     $   40,403
                                                    ==========     ==========     ==========     ==========

      Earnings per share before extra-
        ordinary item - basic and diluted:

      Reported earnings per share before
        extraordinary item - basic and diluted      $     0.13     $     0.02     $     0.29     $     0.05
      Goodwill amortization per share                       --           0.11             --           0.22
                                                    ----------     ----------     ----------     ----------
      Adjusted earnings per share before
         extraordinary item - basic and diluted     $     0.13     $     0.13     $     0.29     $     0.27
                                                    ==========     ==========     ==========     ==========

      Net income per common share -
        basic and diluted:

      Reported net income per common
         share - basic and diluted                  $     0.13     $     0.02     $     0.27     $     0.05
      Goodwill amortization per share                       --           0.11             --           0.22
                                                    ----------     ----------     ----------     ----------
      Adjusted net income per common
         share - basic and diluted                  $     0.13     $     0.13     $     0.27     $     0.27
                                                    ==========     ==========     ==========     ==========

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. SFAS 145 also amends FASB Statement No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additionally, SFAS 145 eliminates FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers ("SFAS 44"), as the transition provisions of the Motor Carrier Act of 1980 are completed; therefore SFAS 44 is no longer necessary.

In the first quarter of 2002 in connection with the Company's Refinancing, the Company recorded an extraordinary loss for the remaining unamortized debt issuance costs related to the repayment of the Hughes Electronics term loan (See
Note 4 and Note 10 to the Company's June 30, 2002 consolidated financial statements). The provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), will be effective for the Company beginning January 1, 2003. The Company is in the process of evaluating the effect, if any, the provisions of SFAS 145 will have on our financial statements. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of the provisions of SFAS 146 will have a significant impact on our financial statements.

Boeing 702 Solar Array Degradation Risk

Two of the three Boeing Satellite Services ("BSS") 702 satellites that we operate and other BSS 702's of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. Should it be necessary to turn off a significant number of transponders, it may have a material adverse effect on our results of operations. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

Our BSS 702 satellites are currently covered by insurance policies. However, if we are adversely affected by progressive solar array degradation anomalies, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation or the anomaly may occur outside of an insurance policy period. In addition, there can be no assurance that, following the expiration of the current policies, we will be able to procure new insurance that covers losses of this type. Further, there can be no assurance that we will be able to obtain insurance for such satellites on commercially reasonable terms.

Backlog Risk

Future cash payments expected from customers (backlog) aggregated approximately $5.55 billion as of June 30, 2002, including approximately $565.6 million related to satellites to be launched. Included in the total backlog of $5.55 billion is $305.3 million of backlog that may be terminated by the customers pursuant to certain termination rights.

Due to recent events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.55 billion backlog as of June 30, 2002, approximately $4.2 billion, or 75.8% relates to our top 25 customers. Having conducted both quantitative and qualitative analyses, we have concluded that eight of our top 25 customers have a risk of future non-performance of their contractual obligations to us. These eight customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experiences. These customers represent approximately $1.1 billion of our backlog as of June 30, 2002. The largest of these customers represents approximately $609 million, or 11% of our total backlog, and $83.9 million, or 10.4% of our expected 2002 revenues, and the smallest of these customers represents approximately $40.9 million, or 0.7% of our total backlog, and $4.9 million, or 0.6% of our expected 2002 revenues. If one of the larger affected customers or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse affect on our financial condition and results of operations.

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

The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of June 30, 2002 for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

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

The Company has not experienced any material changes in interest rate exposures during the three or six months ended June 30, 2002. Based upon economic conditions and leading market indicators at June 30, 2002, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $72.2 million and $4.1 million, respectively, as of June 30, 2002. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at June 30, 2002 would be a reduction in cash flows of approximately $5.2 million and a reduction in net income of approximately $2.9 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks."

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            3.3   Amended and Restated Bylaws of PanAmSat Corporation

            99.1  Certification by Chief Executive Officer

            99.2  Certification by Chief Financial Officer

      (b) Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PanAmSat Corporation

Date: August 13, 2002                   /s/ Michael J. Inglese
                                        ----------------------------
                                        Michael J. Inglese
                                        Executive Vice President and
                                        Chief Financial Officer
                                        and a Duly Authorized
                                        Officer of the Company