Form 10-Q
period 2002-09-30
PANAMSAT CORP /NEW/
filed 2002-11-13
CIK 1037388

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 0-22531

                              PANAMSAT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                                                 95-4607698
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                                YES |X|   NO | |

As of November 7, 2002, an aggregate of 149,960,079 shares of the Company's Common Stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we," "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risks that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to the Company's contracted backlog for future services, (ix) risks associated with the Company's indebtedness, (x) risks related to control by our majority stockholder, and (xi) litigation. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q or under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the United States Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                          2002              2001
                                                      ------------      ------------
REVENUES:
  Operating leases, satellite services and other      $    194,410      $    202,006
  Outright sales and sales-type leases                       4,714            50,943
                                                      ------------      ------------
     Total revenues                                        199,124           252,949
                                                      ------------      ------------

OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                  --            12,766
  Depreciation and amortization                             78,966           104,123
  Direct operating costs (exclusive of
    depreciation & amortization)                            30,034            33,408
  Selling, general and administrative expenses              22,478            33,627
  Facilities restructuring and severance costs               1,189             6,892
                                                      ------------      ------------
    Total operating costs and expenses                     132,667           190,816
                                                      ------------      ------------

INCOME FROM OPERATIONS                                      66,457            62,133

INTEREST EXPENSE, net                                       38,857            27,616
                                                      ------------      ------------

INCOME BEFORE INCOME TAXES                                  27,600            34,517

INCOME TAXES                                                 6,900            15,014
                                                      ------------      ------------

NET INCOME                                            $     20,700      $     19,503
                                                      ------------      ------------

EARNINGS PER SHARE - basic and diluted                $       0.14      $       0.13
                                                      ------------      ------------

Weighted average common shares outstanding             149,939,853       149,825,494
                                                      ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                             2002               2001
                                                        -------------       -------------
REVENUES:
  Operating leases, satellite services and other        $     600,371       $     604,446
  Outright sales and sales-type leases                         15,125              61,960
                                                        -------------       -------------
     Total revenues                                           615,496             666,406
                                                        -------------       -------------

OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases                     --              12,766
  Depreciation and amortization                               262,689             304,743
  Direct operating costs (exclusive of
   depreciation & amortization)                                98,224             114,386
  Selling, general and administrative expenses                 77,708              91,611
  Facilities restructuring and severance costs                 13,708               6,892
  Gain on PAS-7 insurance claim                               (40,063)                 --
  Loss on conversion of sales-type leases                      18,690                  --
                                                        -------------       -------------
     Total operating costs and expenses                       430,956             530,398
                                                        -------------       -------------

INCOME FROM OPERATIONS                                        184,540             136,008

INTEREST EXPENSE, net                                          99,248              87,467
                                                        -------------       -------------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                             85,292              48,541

INCOME TAXES                                                   21,323              21,115
                                                        -------------       -------------

INCOME BEFORE EXTRAORDINARY ITEM                               63,969              27,426

EXTRAORDINARY LOSS ON EARLY
EXTINGUISHMENT OF DEBT, net of income taxes                     2,482                  --
                                                        -------------       -------------

NET INCOME                                              $      61,487       $      27,426
                                                        -------------       -------------

EARNINGS PER SHARE BEFORE EXTRAORDINARY
 ITEM - basic and diluted                               $        0.43       $        0.18
EARNINGS PER SHARE - EXTRAORDINARY LOSS ON
  EARLY EXTINGUISHMENT OF DEBT - basic and diluted               0.02                  --
                                                        -------------       -------------

NET INCOME PER COMMON SHARE - basic and diluted         $        0.41       $        0.18
                                                        -------------       -------------

Weighted average common shares outstanding                149,914,411         149,762,849
                                                        -------------       -------------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2002           2001
                                                   ----           ----
                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                      $  679,469      $  443,266
 Short-term investments                             95,726              --
 Accounts receivable-net                            37,664          34,468
 Net investment in sales-type leases                22,280          24,886
 Prepaid expenses and other current assets          32,979          34,375
 Deferred income taxes                              17,962           8,181
                                                ----------      ----------
Total current assets                               886,080         545,176

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                   2,973,348       3,152,082

NET INVESTMENT IN SALES-TYPE LEASES                167,805         227,014

GOODWILL-Net of amortization                     2,238,659       2,238,659

DEFERRED CHARGES AND OTHER ASSETS                  157,964         133,879
                                                ----------      ----------
TOTAL ASSETS                                    $6,423,856      $6,296,810
                                                ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2002             2001
                                                                    ----             ----
                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                       $    76,970       $    88,269
 Current portion of long-term debt                                  200,000            46,542
 Accrued interest payable                                            22,066            23,988
 Deferred revenues                                                   14,876            10,554
                                                                -----------       -----------
Total current liabilities                                           313,912           169,353

DUE TO AFFILIATES (merger-related indebtedness)                          --         1,725,000

LONG-TERM DEBT                                                    2,350,000           750,000

DEFERRED INCOME TAXES                                               431,635           381,754

DEFERRED CREDITS AND OTHER (principally customer
   deposits and deferred revenue)                                   273,473           278,143
                                                                -----------       -----------

TOTAL LIABILITIES                                               $ 3,369,020       $ 3,304,250
                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value - 400,000,000
  shares authorized; 149,949,305 and 149,871,260
  outstanding at September 30, 2002 and December 31, 2001,      $     1,499       $     1,499
  respectively
 Additional paid-in-capital                                       2,532,005         2,530,016
 Retained earnings                                                  522,532           461,045
 Accumulated other comprehensive loss                                (1,200)               --
                                                                -----------       -----------

Total stockholders' equity                                        3,054,836         2,992,560
                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 6,423,856       $ 6,296,810
                                                                -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                        2002            2001
                                                                     ---------       ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                           $  61,487       $  27,426
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                                         262,689         304,743
 Gross profit on sales and sales-type leases                                --         (32,715)
 Deferred income taxes                                                  40,786          28,459
 Amortization of debt issuance costs and other deferred charges          9,419           5,926
 Provision for uncollectible receivables                                12,256          15,339
 Gain on PAS-7 settlement                                              (40,063)             --
 Loss on conversion of sales-type leases                                18,690              --
 Facilities restructuring and severance costs                           13,708           6,892
 Loss on early extinguishment of debt                                    2,482              --
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                  17,165          16,060
       Operating leases and other receivables                           (8,455)        (11,233)
       Prepaid expenses and other assets                                 3,537         (31,623)
       Accounts payable and accrued liabilities                         (2,592)          1,365
       Deferred gains and revenues                                       4,322          30,429
                                                                     ---------       ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 395,431       $ 361,068
                                                                     ---------       ---------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                2002              2001
                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including capitalized interest)       $  (260,037)      $  (241,654)
 Insurance proceeds from satellite recoveries                    215,000           132,435
 Purchase of short-term investments                              (95,738)               --
                                                             -----------       -----------
    NET CASH USED IN INVESTING ACTIVITIES                       (140,775)         (109,219)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings                                                1,800,000                --
 Repayments of long-term debt                                 (1,771,542)          (21,216)
 Debt issuance costs                                             (41,012)               --
 Repayments of incentive obligations                              (7,951)           (6,400)
 Stock issued in connection with employee benefit plans            2,052             5,497
                                                             -----------       -----------
    NET CASH USED IN FINANCING ACTIVITIES                        (18,453)          (22,119)
                                                             -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        236,203           229,730

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                           443,266           129,345
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   679,469       $   359,075
                                                             -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

 Cash received for interest                                  $     9,973       $    11,985
                                                             -----------       -----------
 Cash paid for interest                                      $   120,600       $   127,369
                                                             -----------       -----------
 Cash received for taxes                                     $    18,551       $     7,396
                                                             -----------       -----------
 Cash paid for taxes                                         $     2,482       $     1,799
                                                             -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine month periods ended September 30, 2002 and 2001 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the PanAmSat Form 10-K for the year ended December 31, 2001 and the PanAmSat Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 filed with the Securities and Exchange Commission ("SEC") on March 11, 2002, May 6, 2002 and August 13, 2002, respectively, and all other PanAmSat filings filed with the SEC through the date of this report.

      On October 28, 2001, General Motors ("GM") and its wholly owned subsidiary Hughes Electronics Corporation ("Hughes Electronics"), together with EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes Electronics from GM and the subsequent merger of the Hughes Electronics' business with EchoStar (the "Hughes Transaction"). EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit.

      On October 10, 2002, the Federal Communications Commission ("FCC") announced that it declined to approve the transfer of the licenses necessary to allow the Hughes Transaction to close without a public hearing. Accordingly, the application has been designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC's concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice ("DOJ"), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes Electronics and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Hughes Transaction and a declaration that the proposed Hughes Transaction violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants' petition for an expedited trial. GM and Hughes Electronics have announced that they will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the agreements. However, no assurance can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the agreements, or if so obtained, that all other conditions to the transactions will be satisfied such that the Hughes Transaction can be completed.

      GM, Hughes Electronics and EchoStar have agreed that, in the event the Hughes Transaction does not occur because of a failure to obtain certain specified regulatory clearances or approvals (including approval by the FCC) or financing to complete the Hughes Transaction, or because other specified conditions have not been satisfied (including the absence of a permanent injunction as contemplated by the DOJ's action described above), each relating to the Hughes Transaction, Hughes Electronics will be required to sell and EchoStar will be required to purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

      Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, the termination of the agreements governing the Hughes Transaction for certain specified reasons (including the failure to obtain approval from the FCC or the absence of any injunction imposed by the DOJ as discussed above), receipt of certain regulatory approvals, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act, the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale, and other specified conditions.

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

      In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge is required. The Company measured the fair value of its reporting unit based on the quoted market price of the Company's common stock. Additionally, a valuation of PanAmSat was contemporaneously performed by an independent valuation expert utilizing a discounted cash flow approach. The fair value of the Company derived from the discounted cash flow approach exceeded the carrying value of the Company's goodwill as well as the value determined using the market price of PanAmSat's stock. In accordance with SFAS No. 142, PanAmSat will perform its annual impairment test for its reporting unit during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. The amount of any impairment loss resulting from the annual impairment test could be material to PanAmSat's results of operations.

      The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of September 30, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                ------------------              -----------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------
      Income before extraordinary item:

      Reported income before
         extraordinary item                                 $   20,700      $   19,503      $   63,969      $   27,426
      Goodwill amortization                                         --          16,240              --          48,720
                                                            ----------      ----------      ----------      ----------
      Adjusted income before
         extraordinary item                                 $   20,700      $   35,743      $   63,969      $   76,146
                                                            ==========      ==========      ==========      ==========

            Net income:

      Reported net income                                   $   20,700      $   19,503      $   61,487      $   27,426
      Goodwill amortization                                         --          16,240              --          48,720
                                                            ----------      ----------      ----------      ----------
      Adjusted net income                                   $   20,700      $   35,743      $   61,487      $   76,146
                                                            ==========      ==========      ==========      ==========

      Earnings per share before extraordinary item - basic and diluted:

      Reported earnings per share before
         extraordinary item - basic and diluted             $     0.14      $     0.13      $     0.43      $     0.18
      Goodwill amortization per share                               --            0.11              --            0.33
                                                            ----------      ----------      ----------      ----------
      Adjusted earnings per share before
         extraordinary item - basic and diluted             $     0.14      $     0.24      $     0.43      $     0.51
                                                            ==========      ==========      ==========      ==========

      Net income per common share - basic and diluted:

      Reported net income per common
         share - basic and diluted                          $     0.14      $     0.13      $     0.41      $     0.18
      Goodwill amortization per share                               --            0.11              --            0.33
                                                            ----------      ----------      ----------      ----------
      Adjusted net income per common
         share - basic and diluted                          $     0.14      $     0.24      $     0.41      $     0.51
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

      In the first quarter of 2002 in connection with the Company's refinancing, the Company recorded an extraordinary loss for the remaining unamortized debt issuance costs related to the repayment of the Hughes Electronics term loan (See Note 4 and Note 11 below). The provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), will be effective for the Company beginning January 1, 2003. The Company is in the process of evaluating the effect, if any, the provisions of SFAS 145 will have on our financial statements. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

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

(3)   SATELLITE DEVELOPMENTS

      Reference is made to "Item 1. Business - Overview - Our Business Strategy"; "Our Satellite Network and Ground Infrastructure" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

      Two of the three Boeing Satellite Systems ("BSS") 702 satellites that we operate and other BSS 702's of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. Should it be necessary to turn off a significant number of transponders, it may have a material adverse effect on our results of operations. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

      Our BSS 702 satellites are currently covered by insurance policies. However, if we are adversely affected by progressive solar array degradation anomalies, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation or the applicable policy may not cover such loss. In addition, there can be no assurance that, following the expiration of the current policies, we will be able to procure new insurance that covers losses of this type. Further, there can be no assurance that we will be able to obtain insurance for such satellites on commercially reasonable terms.

      In September 2002, the Company commenced service on its Galaxy IIIC satellite. Galaxy IIIC supports customers from our video, Very Small Aperture Terminal (VSAT) and broadcast services units, as well as direct-to-home services for DIRECTV Latin America. Galaxy IIIC has 24 C-band and 24 Ku-band transponders covering the continental United States, as well as 28 Ku-band transponders covering Latin America. Operating at 95 degrees west longitude, in the Company's Galaxy neighborhood, the satellite replaces Galaxy IIIR and is supplemented by Galaxy VIII-i for DTH services in Latin America.

      In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim and the Company recorded a gain of $40.1 million in the three months ended March 31, 2002 related to this insurance claim (See Note 8 below).

      Our customer for all of the capacity on the Galaxy VIII-iR satellite has exercised its pre-launch right to terminate its lease agreement with us. In November 2002, we exercised our right to terminate the construction agreement for this satellite because of the manufacturer's default. As a result of the termination of the construction agreement, we will be entitled to receive approximately $72.0 million from the manufacturer, which represents amounts previously paid to the manufacturer and certain additional amounts owed to us under the construction agreement. We believe that the manufacturer will be required to satisfy its termination obligations under the construction agreement. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch for a future satellite.

      The Company expects to launch up to four more satellites by 2006. The Company expects to launch Galaxy XII (formerly named Galaxy VR) in the first quarter of 2003 to 74 degrees west longitude. The Company, through its joint-venture with JSAT International Inc., a Japanese satellite services provider, also expects to launch the Galaxy XIII/Horizons-1 satellite to 127 degrees west longitude in the second quarter of 2003. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

(4)   LONG-TERM DEBT AND DUE TO AFFILIATES

      At September 30, 2002, the Company had total debt outstanding of $2.55 billion, including current maturities of $200 million related to the Company's five year 6.0% notes that are due in January 2003.

      In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The agreement governing the Senior Secured Credit Facility and indenture governing the Senior Notes contain various covenants, which impose significant restrictions on our business.

      The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). At September 30, 2002, $300 million under the Term A Facility and $700 million under the Term B Facility were outstanding. Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on the Company's total leverage ratio. As of September 30, 2002, this commitment fee rate was 0.50% per year. As of September 30, 2002, the Company had outstanding letters of credit totaling $0.4 million, which reduced our ability to borrow against the Revolving Facility by such amount.

      In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B facility though the maturity date of the interest rate hedge. During the nine months ended September 30, 2002, no ineffectiveness was recognized in the statement of operations on this hedge. In the unlikely event that the counter party, Deutsche Bank, fails to meet the terms of the interest rate hedge agreement, the Company's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counter party. Amounts accumulated in other comprehensive income ("OCI") related to this cash flow hedge are reclassified into earnings as interest is accrued on the hedged transaction. The amount accumulated in OCI will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the interest rate hedge agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of the outstanding interest-rate hedge agreement as of September 30, 2002, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $1.9 million.

      The Senior Notes bear interest at an annual rate of 8.5%, subject to increases pursuant to a registration rights agreement entered into in connection with the issuance of the Senior Notes (the "Registration Rights Agreement"), as described below. The Senior Notes require interest payments to be made semi-annually, mature in 2012, are unsecured, and are guaranteed, on a full and unconditional and joint and several basis, by all of the Company's domestic 100% owned subsidiaries.

      Pursuant to the Registration Rights Agreement, on April 26, 2002 the Company initiated the filing of a registration statement on Form S-4 with the SEC in relation to an exchange of the Senior Notes for an equal amount of new notes registered under the Securities Act and otherwise with substantially identical terms. Following the effectiveness of the Form S-4 registration statement, these registered notes will be issued in exchange for the Company's existing Senior Notes to all holders participating in the exchange offer.

      Pursuant to the Registration Rights Agreement, the Company is paying additional interest on the Senior Notes for the period between August 1, 2002 and the date the SEC declares the Company's exchange offer registration statement on Form S-4 effective. The additional interest was initially 25 basis points with automatic increases of 25 basis points every 90 days up to a maximum of 150 basis points. As of October 30, 2002, the additional interest rate was 50 basis points. The SEC previously delayed the effectiveness of our pending registration statement on Form S-4 until the review process was completed for the registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics. Based upon recent discussions with the SEC, the Company believes its registration statement on Form S-4 will no longer be delayed for this reason. We do not believe that the delay of our Form S-4 review process or the payment of the additional interest will have a significant impact on our consolidated financial position or results of operations.

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

      The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at $6.875% due 2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At September 30, 2002, $750 million was outstanding in relation to these notes. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

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

(5)   SHORT-TERM INVESTMENTS

      In the third quarter of 2002, the Company invested $95.7 million in short-term investments, which primarily consist of commercial paper with original maturities of up to nine months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders' equity (See Note 7 below).

(6)   DEFERRED CHARGES AND OTHER ASSETS

      The Company's Deferred Charges and Other Assets are summarized as follows (in millions):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002           2001
                                                         ----           ----
      Long-Term Receivables                           $    46.6      $    41.3
      Debt Issuance Costs                                  42.0           10.9
      Customer Incentive Programs                          26.1           25.3
      Prepaid Insurance                                    21.4           30.8
      Other                                                21.9           25.6
                                                      ---------      ---------
         Total Deferred Charges and Other Assets      $   158.0      $   133.9
                                                      =========      =========

      Long-Term Receivables primarily represent receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables.

      Debt Issuance Costs represent costs incurred by the Company to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness. Debt issuance costs capitalized in relation to the Company's Refinancing (see
      Note 4 above) totaled $41.0 million during the nine months ended September 30, 2002.

      Deferred charges related to Customer Incentive Programs are amortized against revenue over the terms of the respective customer contracts. Similarly, Prepaid Insurance costs are amortized to expense over the terms of the respective insurance policies.

      Other Deferred Charges and Other Assets primarily consist of: investments in certain equity securities accounted for under both the cost and equity methods; prepayments of installation costs associated with Telemetry, Tracking & Control ("TT&C") satellite services to third parties that are amortized over the respective contract periods; and other miscellaneous deferred charges and other assets.

(7)   OTHER COMPREHENSIVE INCOME (LOSS)

      The following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2002 (in thousands). Other comprehensive income components within stockholders' equity include any changes in equity during a period that is not the result of transactions with the Company's stockholders, net of applicable deferred income taxes.

                                                  THREE MONTHS ENDED:               NINE MONTHS ENDED:
                                                  -------------------               ------------------
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                 2002             2001            2002             2001
                                                 ----             ----            ----             ----
      Net Income                              $   20,700       $   19,503      $   61,487       $   27,426
      Unrealized loss on cash flow hedge          (1,188)              --          (1,188)              --
      Unrealized loss on investments                 (12)              --             (12)              --
                                              ----------       ----------      ----------       ----------
      Other Comprehensive Income              $   19,500       $   19,503      $   60,287       $   27,426
                                              ==========       ==========      ==========       ==========

(8)   GAIN ON PAS-7 INSURANCE CLAIM

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

(9)   LOSS ON CONVERSION OF SALES-TYPE LEASES

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

(10)  FACILITIES RESTRUCTURING AND SEVERANCE COSTS

      In the third quarter of 2002, the Company combined its facilities restructuring costs and severance costs on its consolidated statement of income. These costs were $1.2 million for the three months ended September 30, 2002 and $6.9 million for the corresponding period in 2001. Facilities restructuring and severance costs were $13.7 million for the nine months ended September 30, 2002 and were $6.9 million for the same period of 2001.

      On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities.

      The Company recorded severance costs of $8.2 million for the year ended December 31, 2001, of which $6.9 million was recorded as of September 30, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 (now Webcast Services) restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. In the third quarter of 2002, the Company recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual costs being lower than originally estimated.

      The following table summarizes the recorded accruals and activity related to these facilities restructuring and severance charges (in millions):

                                                  FACILITIES      SEVERANCE
                                                RESTRUCTURING       COSTS           TOTAL
                                                -------------       -----           -----
      2001 restructuring charges                   $      --       $     8.2       $     8.2
      First quarter 2002 restructuring charge           11.2             1.3            12.5
      Third quarter 2002 restructuring charge            2.7            (1.5)            1.2
      (credit)
      Less net cash payments                            (1.8)           (7.5)           (9.3)
      Less non-cash items                               (4.1)             --            (4.1)
                                                   ---------       ---------       ---------
      Balance as of September 30, 2002             $     8.0       $     0.5       $     8.5
                                                   =========       =========       =========

(11)  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

      On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics (See Note 4 to the Company's September 30, 2002 consolidated financial statements). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt.

(12)  INTEREST EXPENSE-NET

      Interest expense for the three months ended September 30, 2002 and 2001 is recorded net of capitalized interest of $9.5 million and $4.0 million, respectively and interest income of $3.5 million and $3.6 million, respectively. Interest expense for the nine months ended September 30, 2002 and 2001 is recorded net of capitalized interest of $23.6 million and $19.4 million, respectively and interest income of $9.8 million and $12.0 million, respectively.

(13)  COMMITMENTS AND CONTINGENCIES

      SATELLITE COMMITMENTS

      We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through September 30, 2002, and we have approximately $49.7 million of expenditures remaining to be made under existing satellite construction contracts and $115.6 million to be made under existing satellite launch contracts. These commitments do not reflect any future amounts to be paid to construct or launch the Galaxy VIII-iR satellite as the related construction agreement was terminated in November of 2002 because of the manufacturer's default (See Note 3 above) and we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch for a future satellite. Additionally, the commitments above related to satellite construction and launch contracts are net of approximately $9.1 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite's launch. As of September 30, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

      In January 2002 and August 2002, we entered into noncontingent agreements with Orbital Sciences Corporation, each such agreement providing for the construction of a Ka-band satellite to be delivered in 2005, the timing of which was in part to comply with FCC milestones associated with our authorizations. We are exploring the business case for the use of Ka-band frequencies and may conclude that we will not pursue the construction of either or both of these satellites to completion. If we ultimately decide not to proceed with either or both of these satellites, we will owe Orbital Sciences a termination fee under the applicable contracts.

      SATELLITE INSURANCE

      As of September 30, 2002, we had in effect launch and in-orbit insurance policies covering 17 satellites in the aggregate amount of $2.2 billion. We have five uninsured satellites in orbit: PAS-4; PAS-5 and PAS-6, which are used as backup satellites; PAS-7 for which we received net insurance proceeds of $215 million during the nine months ended September 30, 2002; and Galaxy VIII-i, which continues to operate as a supplement to Galaxy IIIC.

      Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail or, in one case, by a policy with a lower coverage amount than the carrying value of its insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and will serve as a fleet backup. The sixth satellite, Galaxy IVR, has no component exclusion but has a coverage amount that is lower than the carrying value of its insurable costs due to customer sales-type leases on the satellite, which under the related insurance policy result in a reduction of the coverage amount.

      At September 30, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $816 million. Of this amount, $237 million related to uninsured satellites and $579 million related to satellites insured by Significant Exclusion Policies, including $22 million related to a satellite insurance policy with an insurance coverage amount that is lower than the carrying value of its insurable costs.

      Upon the expiration of our existing insurance policies, there can be no assurance that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for total constructive loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

(14)  REVENUE BY SERVICE TYPE

      PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. For the three months ended September 30, 2002 and 2001, PanAmSat's revenues were $199.1 million and $252.9 million, respectively. For the nine months ended September 30, 2002 and 2001, PanAmSat's revenues were $615.5 million and $666.4 million. These revenues were derived from the following service areas:

                         PERCENTAGE OF REVENUES           PERCENTAGE OF REVENUES
                         THREE MONTHS ENDED:              NINE MONTHS ENDED:
                         -------------------              ------------------
                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                             2002            2001            2002            2001
                           ---------       ---------       ---------       ---------
      Services:
      Video Services               65%             72%             66%             69%
      Network Services             28%             22%             26%             24%
      Other Services                7%              6%              8%              7%
                           ---------        ---------       ---------       ---------
      Total:                      100%            100%            100%            100%
                            =========       =========       =========       =========

(15)  CONTRACTED BACKLOG FOR FUTURE SERVICES

      Future contractual cash payments expected from customers (backlog) aggregated approximately $5.50 billion as of September 30, 2002, including approximately $638.2 million related to satellites to be launched. Included in the total backlog of $5.50 billion is $332.5 million of backlog that may be terminated pursuant to certain contractual termination rights.

      Due to recent events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.50 billion backlog as of September 30, 2002, approximately $4.16 billion, or 75.6% relates to our top 25 customers. Having conducted both quantitative and qualitative analyses, we have concluded that six of our top 25 customers have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. These customers represent approximately $1.06 billion of our backlog as of September 30, 2002. The largest of these customers represents approximately $589 million, or 11% of our total backlog, and $79.0 million, or 9.8% of our expected 2002 revenues, and the smallest of these customers represents approximately $41.6 million, or 0.8% of our total backlog, and $3.4 million, or 0.4% of our expected 2002 revenues. If one of the larger affected customers or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis should be read in conjunction with the PanAmSat management's discussion and analysis included in the PanAmSat Annual Report on Form 10-K for the year ended December 31, 2001 and the PanAmSat Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 filed with the Securities and Exchange Commission ("SEC") on March 11, 2002, May 6, 2002 and August 13, 2002, respectively, and all other PanAmSat filings filed with the SEC through the date of this report.

      On October 28, 2001, General Motors ("GM") and its wholly owned subsidiary Hughes Electronics Corporation ("Hughes Electronics"), together with EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance and certain other conditions, provide for the split-off of Hughes Electronics from GM and the subsequent merger of the Hughes Electronics' business with EchoStar (the "Hughes Transaction"). EchoStar is a leading provider of direct broadcast satellite television services in the United States through its DISH Network business unit.

      On October 10, 2002, the Federal Communications Commission ("FCC") announced that it declined to approve the transfer of the licenses necessary to allow the Hughes Transaction to close without a public hearing. Accordingly, the application has been designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC's concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice ("DOJ"), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes Electronics and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Hughes Transaction and a declaration that the proposed Hughes Transaction violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants' petition for an expedited trial. GM and Hughes Electronics have announced that they will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the agreements. However, no assurance can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the agreements, or if so obtained, that all other conditions to the transactions will be satisfied such that the Hughes Transaction can be completed.

      GM, Hughes Electronics and EchoStar have agreed that, in the event the Hughes Transaction does not occur because of a failure to obtain certain specified regulatory clearances or approvals (including approval by the FCC) or financing to complete the Hughes Transaction, or because other specified conditions have not been satisfied (including the absence of a permanent injunction as contemplated by the DOJ's action described above), each relating to the Hughes Transaction, Hughes Electronics will be required to sell and EchoStar will be required to purchase all of the shares of Common Stock of PanAmSat beneficially owned by Hughes Electronics (approximately 81% of PanAmSat's outstanding Common Stock) for $22.47 per share or an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. EchoStar has the option to structure its purchase of Hughes Electronics' interest in PanAmSat as a merger or tender offer so that it can attempt to acquire 100% of PanAmSat in one transaction, in which case Hughes Electronics must receive at least the same amount of consideration that it would have received in the PanAmSat stock sale. EchoStar has agreed that, unless it has previously completed a merger with PanAmSat or a tender offer for all of the outstanding PanAmSat shares, it will commence a tender offer for all PanAmSat shares that remain outstanding following the completion of the PanAmSat stock sale to EchoStar for a purchase price of at least $22.47 per share (or approximately $675 million in the aggregate) payable, at the option of the holder, either in cash or shares of EchoStar Class A Common Stock.

      Any such sale of PanAmSat would be subject to a number of conditions which must be satisfied before the transaction could be completed, including, the termination of the agreements governing the Hughes Transaction for certain specified reasons (including the failure to obtain approval from the FCC or the absence of any injunction imposed by the DOJ as discussed above), receipt of certain regulatory approvals, the expiration or termination of the waiting period applicable to the sale under the Hart-Scott-Rodino Act, the lack of any effective injunction or order for the transfer of licenses in connection with any such PanAmSat sale, and other specified conditions.

RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ------------------              -----------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30    SEPTEMBER 30,
                                                       2002           2001           2002           2001
                                                       ----           ----           ----           ----
                                                                   (UNAUDITED; IN THOUSANDS)
Operating leases, satellite services and other      $ 194,410      $ 202,006      $ 600,371       $ 604,446
Outright sales and sales-type leases                    4,714         50,943         15,125          61,960
Total revenues                                        199,124        252,949        615,496         666,406
Cost of outright sales and sales-type leases               --         12,766             --          12,766
Depreciation and amortization                          78,966        104,123        262,689         304,743
Direct operating costs (exclusive of depreciation
  & amortization)                                      30,034         33,408         98,224         114,386
Selling, general and administrative expenses           22,478         33,627         77,708          91,611
Facilities restructuring and severance costs            1,189          6,892         13,708           6,892
Gain on PAS-7 insurance claim                              --             --        (40,063)             --
Loss on conversion of sales-type leases                    --             --         18,690              --
Income from operations                                 66,457         62,133        184,540         136,008
Interest expense, net                                  38,857         27,616         99,248          87,467
Income before income taxes and
  extraordinary item                                   27,600         34,517         85,292          48,541
Income taxes                                            6,900         15,014         21,323          21,115
Net income before extraordinary item                   20,700         19,503         63,969          27,426
Extraordinary loss on early
  extinguishment of debt, net of taxes                     --             --          2,482              --
Net income                                          $  20,700      $  19,503      $  61,487       $  27,426

Earnings per common share before
  extraordinary item - basic and diluted            $    0.14      $    0.13      $    0.43       $    0.18

Earnings per common share -
  extraordinary loss on early
  extinguishment of debt - basic and
  diluted                                                  --             --           0.02              --

Net income per common share - basic and
  diluted                                           $    0.14      $    0.13      $    0.41       $    0.18

                              PANAMSAT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues - Revenues were $199.1 million for the three months ended September 30, 2002, compared to revenues of $252.9 million for the same period in 2001. Operating lease revenues, which were 98 percent of total revenues for the third quarter of 2002, decreased by 4 percent to $194.4 million from $202.0 million for the same period in 2001. The decrease in operating lease revenues was primarily due to lower termination fee revenue from the distribution of video programming of $3.9 million, as compared to the third quarter of 2001. Total sales and sales-type lease revenues were $4.7 million for the quarter ended September 30, 2002, compared to $50.9 million for the same period in 2001. This decrease is primarily the result of $45.5 million of new sales-type lease revenue which was recorded during the third quarter of 2001, for which there was no comparable revenue in the third quarter of 2002.

The Company provides video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services decreased by 6 percent to $124.9 million during the third quarter of 2002, compared to $132.3 million for the third quarter of 2001. This decrease was primarily due to lower termination fee revenue from the distribution of video programming, as compared to the third quarter of 2001. Overall video services revenues decreased by 29.3 percent to $129.6 million in the third quarter of 2002, primarily due to the $45.5 million of new sales-type lease revenue recorded during the third quarter of 2001. Operating lease revenues from network services decreased by 1 percent to $54.8 million for the third quarter of 2002, as compared to the same period in 2001. This decrease was primarily a result of customer credit issues and lower Internet termination fee revenues earned during the three months ended September 30, 2002 offset partially by net new business related to network services.

Total revenues for the nine months ended September 30, 2002 were $615.5 million compared to revenues of $666.4 for the nine months ended September 30, 2001. Operating lease revenues decreased to $600.4 million for the nine months ended September 30, 2002, compared to $604.4 million for the same period in 2001. The decrease in operating lease revenues during the nine months ended September 30, 2002 was primarily due to lower program distribution and DTH video revenues, partially offset by the occasional video services revenues related to the 2002 FIFA World Cup recorded during the three months ended June 30, 2002. Total sales and sales-type lease revenues were $15.1 million for the nine months ended September 30, 2002, compared to $62.0 million for the same period in 2001. This decrease is primarily the result of $45.5 million of new sales-type lease revenue recorded during the nine months ended September 20, 2001, for which there was no comparable revenue in 2002.

For the nine months ended September 30, 2002, operating lease revenues from video service decreased by 2 percent to $392.2 million as compared to $399.8 million for the same period in 2001. This decrease was primarily due to lower program distribution and DTH video revenues. These decreases were partially offset by the occasional video services revenues related to the 2002 FIFA World Cup which were recorded during the three months ended June 30, 2002 and higher termination fee revenues recorded during the nine months ended September 30, 2002. Overall video services revenues were $407.3 million for the nine months ended September 30, 2002, a decrease of 13 percent as compared to the nine months ended September 30, 2001. Operating lease revenues for the nine months ended September 30, 2002 from network services of $162.3 million remained relatively flat, as compared to $162.0 million for the same period in 2001. Additional network services revenues recorded during the nine months ended September 30, 2002 were primarily offset by reduced revenue recorded as a result of customer credit issues and lower Internet related revenues.

Cost of Outright Sales and Sales-Type Leases - Cost of outright sales and sales-type leases were $12.8 million for the three and nine months ended September 30, 2001 due to the commencement of a new sales-type lease agreement during the third quarter of 2001. There were no comparable costs for the three and nine months ended September 30, 2002 since there were no new sales-type leases recorded in those periods.

Depreciation and Amortization - Depreciation and amortization decreased $25.1 million, or 24 percent, to $79.0 million for the three months ended September 30, 2002 from $104.1 million for the same period in 2001. Depreciation and amortization for the nine months ended September 30, 2002 decreased $42.0 million, or 14 percent, to $262.7 million from $304.7 million for the same period in 2001. The decrease in depreciation and amortization for the three and nine months ended September 30, 2002 is due primarily to the elimination of goodwill amortization as a result of the adoption of SFAS 142 during 2002 (approximately $16 million per quarter), lower depreciation related to Galaxy VIII-i which was fully depreciated in July of 2002, and lower depreciation expense recorded in 2002 as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See Gain on PAS-7 Insurance Claim below).

These decreases were partially offset by additional depreciation expense related to our PAS-1R satellite that was placed in service in the first quarter of 2001, our PAS-10 satellite that was placed into service in July 2001, and additional non-satellite depreciation.

Direct Operating Costs - Direct operating costs decreased $3.4 million or 10 percent, to $30.0 million for the three months ended September 30, 2002 from $33.4 million for the same period in 2001. Direct operating costs decreased $16.2 million or 14 percent to $98.2 million for the nine months ended September 30, 2002 from $114.4 million for the same period in 2001. The three-month and nine-month decreases in direct operating costs are primarily related to lower direct operating expenses related to Webcast Services, lower headcount related expenses, lower consulting expenses and lower engineering costs. The decrease for the nine months ended September 30, 2002 was partially offset by additional direct operating costs related to the 2002 FIFA World Cup, which were recorded during the second quarter of 2002.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $11.1 million, or 33 percent, to $22.5 million for the three months ended September 30, 2002 from $33.6 million for the same period in 2001. Selling, general and administrative expenses decreased $13.9 million, or 15 percent, to $77.7 million for the nine months ended September 30, 2002 from $91.6 million for the same period in 2001. The three-month and nine-month decreases are primarily due to lower bad debt expense of approximately $6.8 million and $3.1 million, respectively, as well as lower Webcast Services expenses and compensation and benefits related expenses during both the three and nine month periods.

Facilities Restructuring and Severance Costs - Facilities restructuring and severance costs decreased $5.7 million to $1.2 million for the three months ended September 30, 2002 from $6.9 million for the same period of 2001. Facilities restructuring and severance costs increased $6.8 million to $13.7 million for the nine months ended September 30, 2002 as compared to $6.9 million for the corresponding period of 2001. The three-month and nine-month changes are primarily attributable to the $6.9 million severance charge recorded in the third quarter of 2001 and the $11.2 million facilities restructuring charge recorded in the first quarter of 2002, respectively. These costs are attributable to the consolidation of certain of the Company's facilities as well as the Company's expense reduction and Webcast Services restructuring plan, which commenced in the third quarter of 2001 (See "Financial Condition" below).

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

Income from Operations - Income from operations was $66.5 million for the three months ended September 30, 2002, an increase of $4.4 million, or 7 percent, from $62.1 million for the same period in 2001. Excluding $32.7 related to the sales-type lease recorded during the quarter ended September 30, 2001, the increase in income from operations was primarily due to the Company's continued focus on operational efficiencies and the elimination of goodwill amortization as a result of the adoption of SFAS 142 (as defined in New Accounting Pronouncements below) during the first quarter of 2002. Income from operations was $184.5 million for the nine months ended September 30, 2002, an increase of $48.5 million, or 36 percent, from $136.0 million for the same period in 2001. The increase in income from operations for the nine month period ended September 30, 2002 was driven primarily by the Company's operational streamlining that has occurred over the last year, the elimination of goodwill amortization as of January 1, 2002 as a result of the adoption of SFAS 142, and several significant transactions, which were recorded during the nine months ended September 30, 2002. These significant transactions included the recording of a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; the recording of $13.7 million in net facilities restructuring and severance charges related to several of the Company's U.S. locations; and the recording of a $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers.

Interest Expense, Net - Interest expense, net was $38.9 million for the three months ended September 30, 2002, an increase of $11.2 million, or 41 percent, from $27.6 million for the same period in 2001. The increase in interest expense, net for the three months ended September 30, 2002 was primarily due to higher interest expense related to the new debt acquired as a result of the Refinancing, offset partially by higher capitalized interest of approximately $5.5 million as a result of additional satellites under construction balances in 2002. Interest expense, net was $99.2 million for the nine months ended September 30, 2002, an increase of $11.7 million, or 13 percent, from $87.5 million for the same period in 2001. The increase in interest expense, net for the nine months ended September 30, 2002 was primarily attributable to higher interest expense related to the new debt acquired as a result of the Refinancing.

Income Taxes - Income taxes were $6.9 million for the three months ended September 30, 2002, a decrease of $8.1 million or 54 percent, from $15.0 million for the three months ended September 30, 2001. Income taxes were $21.3 million for the nine months ended September 30, 2002, an increase of $0.2 million, from $21.1 million for the nine months ended September 30, 2001. The reduction in the Company's effective income tax rate from 43.5 percent in 2001 to 25 percent in 2002 was primarily a result of the elimination of goodwill amortization due to the adoption of SFAS 142.

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

In September 2002, the Company commenced service on its Galaxy IIIC satellite. Galaxy IIIC supports customers from our video, Very Small Aperture Terminal
(VSAT) and broadcast services units, as well as direct-to-home services for DIRECTV Latin America. Galaxy IIIC has 24 C-band and 24 Ku-band transponders covering the continental United States, as well as 28 Ku-band transponders covering Latin America. Operating at 95 degrees west longitude, in the Company's Galaxy neighborhood, the satellite replaces Galaxy IIIR and is supplemented by Galaxy VIII-i for DTH services in Latin America.

In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. During the three months ended March 31, 2002, our insurers confirmed to us their agreement to settle the claim by payment to the Company of $215 million in relation to the PAS-7 insurance claim and the Company recorded a gain of $40.1 million in the three months ended March 31, 2002 related to this insurance claim (See Note 8 to the Company's September 30, 2002 consolidated financial statements).

Our customer for all of the capacity on the Galaxy VIII-iR satellite has exercised its pre-launch right to terminate its lease agreement with us. In November 2002, we exercised our right to terminate the construction agreement for this satellite because of the manufacturer's default. As a result of the termination of the construction agreement, we will be entitled to receive approximately $72.0 million from the manufacturer, which represents amounts previously paid to the manufacturer and certain additional amounts owed to us under the construction agreement. We believe that the manufacturer will be required to satisfy its termination obligations under the construction agreement. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch for a future satellite.

The Company expects to launch up to four more satellites by 2006. The Company expects to launch Galaxy XII (formerly named Galaxy VR) in the first quarter of 2003 to 74 degrees west longitude. The Company, through its joint-venture with JSAT International Inc., a Japanese satellite services provider, also expects to launch the Galaxy XIII/Horizons-1 satellite to 127 degrees west longitude in the second quarter of 2003. The Company also has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through September 30, 2002, and we have approximately $49.7 million of expenditures remaining to be made under existing satellite construction contracts and $115.6 million to be made under existing satellite launch contracts. These commitments do not reflect any future amounts to be paid to construct or launch the Galaxy VIII-iR satellite as the related construction agreement was terminated in November of 2002 because of the manufacturer's default (See Note 3 to the Company's September 30, 2002 consolidated financial statement) and we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch for a future satellite. Additionally, the commitments above related to satellite construction and launch contracts are net of approximately $9.1 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite's launch. As of September 30, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

In January 2002 and August 2002, we entered into noncontingent agreements with Orbital Sciences Corporation, each such agreement providing for the construction of a Ka-band satellite to be delivered in 2005, the timing of which was in part to comply with FCC milestones associated with our authorizations. We are exploring the business case for the use of Ka-band frequencies and may conclude that we will not pursue the construction of either or both of these satellites to completion. If we ultimately decide not to proceed with either or both of these satellites, we will owe Orbital Sciences a termination fee under the applicable contracts.

As of September 30, 2002, we had in effect launch and in-orbit insurance policies covering 17 satellites in the aggregate amount of $2.2 billion. We have five uninsured satellites in orbit: PAS-4; PAS-5 and PAS-6, which are used as backup satellites; PAS-7 for which we received net insurance proceeds of $215 million during the nine months ended September 30, 2002; and Galaxy VIII-i, which continues to operate as a supplement to Galaxy IIIC.

Of the insured satellites, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail or, in one case, by a policy with a significantly lower coverage amount than its book value ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and will serve as a fleet backup. The sixth satellite, Galaxy IVR, has no component exclusion but has a coverage amount that is lower than its book value due to customer sales-type leases on the satellite, which under the related insurance policy result in a reduction of the coverage amount.

At September 30, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $816 million. Of this amount, $237 million related to uninsured satellites and $579 million related to satellites insured by Significant Exclusion Policies, including $22 million related to a satellite insurance policy with an insurance coverage amount that is lower than the carrying value of its insurable costs.

Upon the expiration of our existing insurance policies, there can be no assurance that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for total constructive loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

FINANCIAL CONDITION

In the third quarter of 2002, the Company invested $95.7 million in short-term investments, which primarily consist of commercial paper with original maturities of one to nine months. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders' equity.

At September 30, 2002, the Company had total debt outstanding of $2.55 billion, including current maturities of $200 million related to the Company's five year 6.0% notes that are due in January 2003.

In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The agreement governing the Senior Secured Credit Facility and indenture governing the Senior Notes contain various covenants, which impose significant restrictions on our business.

The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). At September 30, 2002, $300 million under the Term A Facility and $700 million under the Term B Facility were outstanding. Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on the Company's total leverage ratio. As of September 30, 2002, this commitment fee rate was 0.50% per year. As of September 30, 2002, the Company had outstanding letters of credit totaling $0.4 million, which reduced our ability to borrow against the Revolving Facility by such amount.

In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B facility though the maturity date of the interest rate hedge. During the nine months ended September 30, 2002, no ineffectiveness was recognized in the statement of operations on this hedge. In the unlikely event that the counter party, Deutsche Bank, fails to meet the terms of the interest rate hedge agreement, the Company's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counter party. Amounts accumulated in other comprehensive income ("OCI") related to this cash flow hedge are reclassified into earnings as interest is accrued on the hedged transaction. The amount accumulated in OCI will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the interest rate hedge agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of the outstanding interest-rate hedge agreement as of September 30, 2002, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $1.9 million.

The Senior Notes bear interest at an annual rate of 8.5%, subject to increases pursuant to a registration rights agreement entered into in connection with the issuance of the Senior Notes (the "Registration Rights Agreement"), as described below. The Senior Notes require interest payments to be made semi-annually, mature in 2012, are unsecured, and are guaranteed, on a full and unconditional and joint and several basis, by all of the Company's domestic 100% owned subsidiaries.

Pursuant to the Registration Rights Agreement, on April 26, 2002 the Company initiated the filing of a registration statement on Form S-4 with the SEC in relation to an exchange of the Senior Notes for an equal amount of new notes registered under the Securities Act and otherwise with substantially identical terms. Following the effectiveness of the Form S-4 registration statement, these registered notes will be issued in exchange for the Company's existing Senior Notes to all holders participating in the exchange offer.

Pursuant to the Registration Rights Agreement, the Company is paying additional interest on the Senior Notes for the period between August 1, 2002 and the date the SEC declares the Company's exchange offer registration statement on Form S-4 effective. The additional interest was initially 25 basis points with automatic increases of 25 basis points every 90 days up to a maximum of 150 basis points. As of October 30, 2002, the additional interest rate was 50 basis points. The SEC previously delayed the effectiveness of our pending registration statement on Form S-4 until the review process was completed for the registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics. Based upon recent discussions with the SEC, the Company believes its registration statement on Form S-4 will no longer be delayed for this reason. We do not believe that the delay of our Form S-4 review process or the payment of the additional interest will have a significant impact on our consolidated financial position or results of operations.

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

The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at $6.875% due 2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. At September 30, 2002, $750 million was outstanding in relation to these notes. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

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

On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities.

The Company recorded severance costs of $8.2 million for the year ended December 31, 2001, of which $6.9 million was recorded as of September 30, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 (now Webcast Services) restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. Approximately $7.5 million of the $9.5 million of total severance costs have been paid through September 30, 2002. In the third quarter of 2002, the Company recorded a credit of $1.5 million for the reversal of prior year severance accruals due to actual costs being lower than originally estimated.

The Company expects its significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. PanAmSat currently expects to spend approximately $295 million to $310 million on capital expenditures during 2002, which will primarily be comprised of costs to construct, insure and launch satellites.

Assuming satellites under development are successfully launched and services on the satellites commence on the schedule currently contemplated, PanAmSat believes that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund its operations and its remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that PanAmSat's assumptions with respect to costs for future construction and launch of its satellites will be correct, or that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by uninsured launch or in-orbit failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur such additional indebtedness, the ability of PanAmSat to obtain any such additional financing would also be subject to the terms of PanAmSat's outstanding indebtedness and the agreements governing the Hughes Transaction. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan. Additionally, the agreements between Hughes Electronics and

EchoStar relating to the Hughes Transaction require that Hughes Electronics obtain the consent of EchoStar for PanAmSat to enter into certain strategic transactions and other material transactions outside of the ordinary course of PanAmSat's business until the transactions contemplated by such agreements have been completed or the agreements have been terminated.

Net cash provided by operating activities increased $34.3 million, or 9 percent, to $395.4 million for the nine months ended September 30, 2002, from $361.1 million for the nine months ended September 30, 2001. The increase in 2002 was primarily attributable to an increase in net income adjusted for non-cash items of $25.4 million and a decrease in the cash used within prepaid expenses and other assets of $35.2 million, partially offset by a decrease in the cash provided by deferred gains and revenue of $26.1 million.

Net cash used in investing activities was $140.8 million for the nine months ended September 30, 2002, compared to net cash used in investing activities of $109.2 million for the nine months ended September 30, 2001. The increase in net cash used in investing activities in 2002 was primarily due to an increase in capital expenditures of $18.4 million and the purchase of short-term investments of $95.7 million during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, offset partially by the receipt of $82.6 million of additional proceeds from insurance claims during 2002 as compared to 2001.

Net cash used in financing activities decreased to $18.5 million for the nine months ended September 30, 2002, from $22.1 million for the nine months ended September 30, 2001. The decrease in net cash used in financing activities in 2002 was primarily due to: repayments of long-term debt of $1.772 billion under the Hughes Electronics term loan which was completed in February 2002 and the repayment of the Galaxy IIIR Notes in January 2002, as well as debt issuance costs paid during 2002 of $41.0 million related to the Refinancing. These decreases in net cash used in financing activities were partially offset by $1.8 billion of new borrowings obtained in the Refinancing.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment with a transitional goodwill impairment test completed within six months from the date of adoption. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach to a test based on the implied fair value of the goodwill at the reporting unit level (see Note 2 to the Company's September 30, 2002 consolidated financial statements). PanAmSat has determined that for such impairment testing the Company has only one reporting unit, which is at the enterprise level.

In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge is required. The Company measured the fair value of its reporting unit based on the quoted market price of the Company's common stock. Additionally, a valuation of PanAmSat was contemporaneously performed by an independent valuation expert utilizing a discounted cash flow approach. The fair value of the Company derived from the discounted cash flow approach exceeded the carrying value of the Company's goodwill as well as the value determined using the market price of PanAmSat's stock. In accordance with SFAS No. 142, PanAmSat will perform its annual impairment test for its reporting unit during the fourth quarter of each year, commencing in the fourth quarter of 2002. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. The amount of any impairment loss resulting from the annual impairment test could be material to PanAmSat's results of operations.

The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of September 30, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ------------------             -----------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                         2002            2001           2002            2001
                                                         ----            ----           ----            ----
Income before extraordinary item:

Reported income before extraordinary item             $   20,700      $   19,503      $   63,969      $   27,426
Goodwill amortization                                         --          16,240              --          48,720
                                                      ----------      ----------      ----------      ----------
Adjusted income before extraordinary item             $   20,700      $   35,743      $   63,969      $   76,146
                                                      ==========      ==========      ==========      ==========
Net income:

Reported net income                                   $   20,700      $   19,503      $   61,487      $   27,426
Goodwill amortization                                         --          16,240              --          48,720
                                                      ----------      ----------      ----------      ----------
Adjusted net income                                   $   20,700      $   35,743      $   61,487      $   76,146
                                                      ==========      ==========      ==========      ==========

Earnings per share before extraordinary item - basic and diluted:

Reported earnings per share before
  extraordinary item - basic and diluted              $     0.14      $     0.13      $     0.43      $     0.18
Goodwill amortization per share                               --            0.11              --            0.33
                                                      ----------      ----------      ----------      ----------
Adjusted earnings per share before
   extraordinary item - basic and diluted             $     0.14      $     0.24      $     0.43      $     0.51
                                                      ==========      ==========      ==========      ==========

Net income per common share - basic and diluted:

Reported net income per common share -
   basic and diluted                                  $     0.14      $     0.13      $     0.41      $     0.18
Goodwill amortization per share                               --            0.11              --            0.33
                                                      ----------      ----------      ----------      ----------
Adjusted net income per common share -
   basic and diluted                                  $     0.14      $     0.24      $     0.41      $     0.51
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

In the first quarter of 2002 in connection with the Company's Refinancing, the Company recorded an extraordinary loss for the remaining unamortized debt issuance costs related to the repayment of the Hughes Electronics term loan (See
Note 4 and Note 11 to the Company's September 30, 2002 consolidated financial statements). The provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), will be effective for the Company beginning January 1, 2003. The Company is in the process of evaluating the effect, if any, the provisions of SFAS 145 will have on our financial statements. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

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

BOEING 702 SOLAR ARRAY DEGRADATION RISK

Two of the three Boeing Satellite Systems ("BSS") 702 satellites that we operate and other BSS 702's of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. Should it be necessary to turn off a significant number of transponders, it may have a material adverse effect on our results of operations. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

Our BSS 702 satellites are currently covered by insurance policies. However, if we are adversely affected by progressive solar array degradation anomalies, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation or the applicable policy may not cover such loss. In addition, there can be no assurance that, following the expiration of the current policies, we will be able to procure new insurance that covers losses of this type. Further, there can be no assurance that we will be able to obtain insurance for such satellites on commercially reasonable terms.

BACKLOG RISK

Future contractual cash payments expected from customers (backlog) aggregated approximately $5.50 billion as of September 30, 2002, including approximately $638.2 million related to satellites to be launched. Included in the total backlog of $5.50 billion is $332.5 million of backlog that may be terminated pursuant to certain contractual termination rights.

Due to recent events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.50 billion backlog as of September 30, 2002, approximately $4.16 billion, or 75.6% relates to our top 25 customers. Having conducted both quantitative and qualitative analyses, we have concluded that six of our top 25 customers have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. These customers represent approximately $1.06 billion of our backlog as of September 30, 2002. The largest of these customers represents approximately $589 million, or 11% of our total backlog, and $79.0 million, or 9.8% of our expected 2002 revenues, and the smallest of these customers represents approximately $41.6 million, or 0.8% of our total backlog, and $3.4 million, or 0.4% of our expected 2002 revenues. If one of the larger affected customers or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

MARKET RISKS

The Company manages its exposure to market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges to manage market risks. Additional information regarding our interest rate hedge is contained within "Financial Condition" above. The objective of the Company's policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. The Company evaluates its exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. The Company utilizes this information to determine its own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that the Company may face. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of September 30, 2002 for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

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

      - For the Company's variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the quarter is applied to the applicable principal outstanding at the end of the quarter to determine an annual interest expense based on quarter-end rates and principal balances. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two annual interest expenses calculated represents the reduction in annual cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on the Company's effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. The Company believes that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

The Company has not experienced any material changes in interest rate exposures during the three or nine months ended September 30, 2002. Based upon economic conditions and leading market indicators at September 30, 2002, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $85.6 million and $5.2 million, respectively, as of September 30, 2002. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at September 30, 2002 would be a reduction in cash flows of approximately $4.6 million and a reduction in net income of approximately $2.5 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks."


ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, PanAmSat's President and Chief Executive Officer and PanAmSat's Executive Vice President and Chief Financial Officer evaluated, with the participation of PanAmSat's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, PanAmSat's President and Chief Executive Officer and PanAmSat's Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   10.82   Letter dated September 27, 2002, modifying certain terms of the
              Employment Agreement dated August 20, 2002 between PanAmSat
              Corporation and Joseph R. Wright, Jr. *

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

                                           PanAmSat Corporation

November 12, 2002                          /s/ Michael J. Inglese
                                           ------------------------------------
                                           Michael J. Inglese
                                           Executive Vice President and
                                           Chief Financial Officer
                                           and a Duly Authorized
                                           Officer of the Company

CERTIFICATIONS

I, Joseph R. Wright, President and Chief Executive Officer of PanAmSat Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PanAmSat Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                   /s/ Joseph R. Wright
                                          -------------------------------------
                                          Joseph R. Wright
                                          President and Chief Executive Officer

I, Michael J. Inglese, Executive Vice President and Chief Financial Officer of PanAmSat Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PanAmSat Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                   /s/ Michael J. Inglese
                                          -------------------------------------
                                          Michael J. Inglese
                                          Executive Vice President and
                                          Chief Financial Officer