Form 10-K
period 2002-12-31
PANAMSAT CORP /NEW/
filed 2003-03-06
CIK 1037388

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 2003, the registrant had outstanding 150,028,729 shares of Common Stock. As of such date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $392,142,559.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation scheduled to be held on May 30, 2003 (to be filed not later than 120 days after the end of the Company's fiscal year) is incorporated by reference into Part III hereof. Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms "we", "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

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

                      WEBSITE ACCESS TO COMPANY'S REPORTS

     PanAmSat's Internet website address is WWW.PANAMSAT.COM. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1.  BUSINESS

                                    OVERVIEW

     We are a leading global facilities-based provider of video, broadcasting and network services through satellites. We lease transponder capacity on our satellites, which we own and operate, and we are the distribution platform for the delivery of entertainment and information to cable television systems, television broadcast affiliates, direct-to-home ("DTH") television services, Internet Service Providers ("ISPs"), telecommunications companies and other corporations and governments. Our customers consist of some of the world's leading media and communications companies, including AOL Time Warner (which includes Home Box Office and Turner Broadcasting System), the BBC, News Corp. (Fox family of channels), Sony, Viacom and The Walt Disney Company (which includes ABC and ESPN). We operate in the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations, substantial revenue backlog and high barriers to entry.

     We currently have 21 satellites in orbit, excluding Galaxy VI which was deorbited in January of 2003. Our satellite fleet has approximately 913 36 MHz equivalent transponders and is one of the world's largest commercial geostationary earth orbit ("GEO") satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We operate our 21 satellites in 16 orbital slots. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We own teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating our fleet. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

     PanAmSat was formed on May 16, 1997 by the merger and consolidation (the "Merger") of PanAmSat Corporation and the Galaxy satellite service operations ("Galaxy") of Hughes Communications, Inc. (a subsidiary of Hughes Electronics Corporation ("Hughes Electronics")). Both PanAmSat and Hughes Electronics, through Galaxy, were pioneers in the satellite-based distribution of video. Prior to the formation of PanAmSat and Galaxy, communications satellites were used primarily by governments and telephone companies for voice communications and international telephony services. PanAmSat and Galaxy pursued similar missions to leverage the broadcasting capabilities of GEO satellites to serve the needs of video broadcasters. In 1983, the first Galaxy satellite, Galaxy I, was launched, becoming the basis for the first United States satellite cable neighborhood. In the following year, Rene Anselmo founded PanAmSat International Systems, Inc. ("PanAmSat International") which, in 1988, launched the world's first privately owned international satellite, PAS-1, which serviced the Latin American market. In the years that followed, Hughes Electronics became a leading provider of U.S. video services, and PanAmSat International became a leading provider of international video services, making the 1997 combination of the two a global leader in the fixed satellite services ("FSS") industry.

     On October 28, 2001, General Motors Corporation ("GM"), Hughes Electronics and EchoStar Communications Corporation ("EchoStar") announced the signing of definitive agreements that provided for the split-off of Hughes Electronics from GM and the subsequent merger of the Hughes Electronics business with EchoStar (the "EchoStar Transaction"). On December 10, 2002, the parties announced the termination of the agreements stating that the EchoStar Transaction could not be completed within the time allowed due to regulatory opposition. Under terms of the settlement, EchoStar was released from its contingent obligation to purchase the PanAmSat business and Hughes Electronics retained its 81% ownership position in PanAmSat Corporation.

RECENT EVENTS

     Effective February 27, 2003, Roxanne S. Austin resigned from the Board of Directors of the Company. Pursuant to the by-laws of the Company, the Board of Directors designated Lawrence N. Chapman as her replacement, effective as of February 28, 2003.

OUR SERVICES

     We derive our revenue primarily from our video and network services. For the years ended December 31, 2002, 2001 and 2000, we derived our revenues from the following service areas:

                                                PERCENTAGE OF   PERCENTAGE OF   PERCENTAGE OF
SERVICES                                        2002 REVENUES   2001 REVENUES   2000 REVENUES
--------                                        -------------   -------------   -------------
Video services................................        66%             68%             69%
Network services..............................        27%             25%             26%
Other services................................         7%              7%              5%
                                                     ---             ---             ---
     Total....................................       100%            100%            100%
                                                     ===             ===             ===

     Revenues derived from Hughes Electronics, the Company's majority stockholder, and its affiliates (including Hughes Network Systems, Inc., Hughes Global Services, Inc. ("HGS"), DIRECTV Latin America LLC and DIRECTV, Inc.) comprised approximately 20%, 19% and 14% of PanAmSat's revenues in 2002, 2001 and 2000, respectively, making Hughes Electronics and its affiliates the Company's largest customer in each of these years. See Note 2 to the Company's Consolidated Financial Statements, "Business Segments and Geographic Information."

  VIDEO SERVICES

     We provide satellite services for the transmission of entertainment, news, sports and educational programming for over 300 content providers worldwide. Our video services are comprised of four categories:

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

     Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our satellites contain broad C-band beams that collectively deliver hundreds of television channels to these redistribution systems. The Ku-band beams on several of our satellites are also used for video distribution to cable systems and network affiliates. We generally provide video distribution services under long-term contracts for full or partial transponder usage. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to and from our satellites and from our teleport facilities.

     Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us both on our satellites in orbit and those planned for launch in the future.

     We operate satellites for the distribution of television programming to cable and other redistribution systems in the United States, Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. Five of our Galaxy satellites deliver television programming to substantially all of the United States' cable systems. To attract and retain high quality customers, we have created "cable neighborhoods" in which popular television channels act as the "anchor tenants" on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because most cable head-ends already have their antennas pointed toward these "cable neighborhoods," our experience has been that other programmers will also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenue. Of our 21 satellites in orbit, 11 are part of cable neighborhoods around the world, with six serving the U.S., two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

     To further capitalize on our Galaxy cable neighborhood concept, we introduced in November 2000 our "Power of Five" program. Under this program, over 7,000 qualified cable head-ends in the United States are eligible to receive or have received free equipment that enables access to our five Galaxy satellites in the U.S. cable neighborhood through two antennas, one of which receives programming from our Galaxy XR, Galaxy V and Galaxy IX satellites, and the other from our Galaxy XI and Galaxy IIIC satellites. We are providing participating cable operators with the required antennas free of charge, which they are required to use exclusively to receive our satellite signals. Partly as a result of this program, as of December 31, 2002, cable operators representing over 70% of the cable subscribers in the U.S. were able to access all of these five satellites.

     DTH Services. Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that focus high power transmissions over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer's home from our satellites. DTH technology employs a small antenna, which is usually mounted on a home's rooftop, and a set-top decoding box connected to the antenna by hard wire. Each of these satellites can deliver dozens of television channels to subscriber households that have installed the 60-90 centimeter antennas and related equipment. Digital transmissions over DTH platforms offer television viewers superior picture and sound quality and increased channel capacity for programming and pay-per-view options. Our global system transmits more than 750 DTH television and audio channels worldwide for eight DTH service providers through long-term contracts. Because their installed base of subscribers have their receiving equipment pointed at our satellites, the cost for a DTH service provider to switch to a different satellite would be significant.

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

     Special Events Services. We provide broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. We conducted approximately 100,000 hours of total special events transmissions in 2001 and approximately 130,000 hours in 2002. For example, we delivered over 23,500 hours of live coverage for the 2002 FIFA World Cup soccer games for over 400 customers. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, who package domestic U.S. transponder capacity for their broadcast, business, educational and government customers.

     Our special events services help us take advantage of unutilized capacity on our satellites and is complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not typically reflected in our contracted backlog.

     Customers. The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

     VIDEO DISTRIBUTION SERVICES                DTH SERVICES            FULL-TIME CONTRIBUTION SERVICES
     ---------------------------                ------------            -------------------------------
AOL Time Warner (including             DIRECTV Latin America            Australian Broadcasting
  HBO and Turner                       MultiChoice (South Africa)         Corporation
  Broadcasting System)                 Sky Brazil                       CBS
China Central Television               Sky Mexico                       CNN
Doordarshan (India)                    Sky Multicountry                 NHK (Japan)
News Corp. (Fox family                 South African
  of Channels)                           Broadcasting Corp.
NHK (Japan)                            Television and Radio
Sony                                     Broadcasting Services
Starz                                    (Asia, Australia and the
Viacom (including MTV and                United States)
  Nickelodeon)                         Television Broadcasting
The Walt Disney Company                  Limited (Australia)
  (including ABC and ESPN)

  NETWORK SERVICES

     Through our network services, we provide satellite services for relaying voice, video and data communications throughout regions and around the world. We currently provide network services to telecommunications carriers, multinational corporations, network service providers, and governments in over 80 countries. Our network services fall into four categories:

     - Private business network services -- satellite capacity provided for secure, high speed corporate data networks used in a variety of business functions;

     - Internet services -- satellite capacity provided to ISPs for improved high data rate Internet connections and point-to-multipoint content distribution;

     - Carrier services -- satellite capacity provided to telecommunications carriers for voice, video or data communications networks for businesses and other users; and

     - Government services -- satellite capacity provided to the United States and foreign governments for secure voice, video or data communications.

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

     A VSAT network consists of many VSAT remote sites with small antennas, a large central earth station with a large antenna which enables the connection of all VSATs in the network (our teleports can serve this function) and satellite transponder capacity. We expect growth in the use of VSATs to continue as more businesses realize the benefits of communicating by a VSAT network, principally due to the following benefits of VSATs:

     - High quality and dedicated transmission availability;

     - The capability of transmitting extremely large data flows;

     - Fixed transmission costs, insensitive to distance or the number of receiving stations; and

     - The ability to rapidly and cost-effectively deploy VSAT networks in geographically isolated regions.

     Internet Services. We provide satellite services for the full-time delivery of Internet traffic around the world. Our satellite Internet services enable our customers to improve the quality of their Internet packet delivery, including audio and video, by bypassing shared and congested terrestrial links and Internet congestion points and to reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. Our Internet customers deliver content for direct-to-consumer Internet applications, entertainment content providers, ISPs, educational organizations and telecommunications companies. We see growth opportunities for our Internet services, particularly in markets without sufficient fiber connectivity.

     As part of our Internet services, we offer a bundled satellite Internet connection package to ISP and corporate enterprise customers that we call SPOTbytes. The complete SPOTbytes service includes satellite capacity, teleport transmission, and direct connectivity to tier one Internet backbone providers. SPOTbytes is available as a two-way (duplex) platform or a one way (simplex) platform that utilizes a terrestrial link to provide return path connectivity.

     Carrier Services. We provide satellite services to eight telecommunications carriers in seven countries to provide voice, video and data communications networks for businesses, governments and other users. Our satellites, which facilitate high volume information transmission and the ability to use VSATs on the ground, have enabled carriers in emerging countries to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, we offer value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks. We currently do not expect carrier services to be a material part of our business, but we will continue to provide quality service to existing and potential customers.

     Government Services. We offer satellite space segment, ground-based teleport and terrestrial services and related value added services for use in both domestic and international government applications. Our services are provided indirectly through a channel of specialized government contractors.

     The following table lists some of the customers for and users of our network services:

NETWORK SERVICES
----------------
Associated Press
GMAC
Hughes Global Services
Hughes Network Systems
IBM
Microcom Systems (Nigeria)
Microspace
qKon
Reuters
Telstra
University of Southern California
WorldCom

  TT&C AND OTHER SERVICES

     In addition to the TT&C (telemetry, tracking and control) services we provide for 17 of our satellites, we also provide TT&C services for seven satellites owned by other satellite operators. Our personnel maintain the proper orbital location and attitude of the satellite, monitor on-board housekeeping systems, adjust transponder levels and remotely bring backup systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from our operations control center in Long Beach, California and are transmitted to the satellites from our teleport facilities located in New York, Florida, Georgia, Colorado and California.

     Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers based upon agreed terms.

OUR STRENGTHS

     Our business is characterized by the following key strengths:

  MARKET LEADING NETWORK INFRASTRUCTURE

     With 21 satellites currently in orbit and approximately 913 36 MHz equivalent transponders, we have one of the world's largest commercial GEO satellite networks. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites, capable of reaching over 98% of the world's population. Our global reach and our ability to offer bundled services allow us to provide one-stop-shopping to our customers seeking to deliver video, data or voice around the world, without relying on a combination of different distribution networks, which can cause data loss and/or service interruption and may involve logistical difficulties. In the recent past, we have dedicated considerable time and resources to updating our satellite fleet. We now have a modern satellite fleet in terms of both proven technology and remaining useful life.

     To complement our space assets, we have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. Our ground infrastructure includes a technically advanced customer service center and teleport located in Ellenwood, Georgia, which provides customers around the world with a single point of contact for technical support. This 90,000 square foot facility houses approximately 200 professionals with staffing 24 hours a day, seven days a week. In addition, we own and operate five other teleports in the United States, which provide transmission, monitoring and control services, and a satellite operations control center in Long Beach, California, which is responsible for monitoring and maintaining the health and safety of our satellites. Outside the United States, we lease TT&C services from third-party providers. Our U.S.-based customer service center and satellite operations center communicate with these providers with respect to customer service and satellite health and monitoring issues.

  SUBSTANTIAL REVENUE BACKLOG RESULTING FROM LONG-TERM CONTRACTS

     At December 31, 2002, we had a contracted backlog for future services of approximately $5.55 billion, of which we expect to realize approximately $717 million as revenue in 2003. Contracts for our video distribution services are typically long-term and can range up to the life of the satellite, which can be up to 15 years. The terms of the contracts generally provide for significant penalties in the case of cancellation. As a result of the long-term contracts we have entered into with many of our significant customers, particularly in video services, we have relatively predictable revenues and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contracted Backlog for Future Services" and "-- Risks Relating to Our Business -- Our customers' industry and regional market risks could materially and adversly affect us."

     In addition, our customers enter into long-term contracts with us for satellite capacity on satellites that are still under construction. For example, in 2002 we entered into a new 15 year contract with Starz Encore and a new ten year contract with USA Cable for continued delivery of their programming from 2005 through 2015 and beyond using our next generation satellites.

  PREMIER CUSTOMER BASE AND LONG-STANDING RELATIONSHIPS

     From the time we began offering commercial services in 1984, through superior and consistent customer service, we have built a premier customer base for our video and network services. Some of the customers for our video services with whom we have long-standing relationships include AOL Time Warner (which includes HBO and Turner Broadcasting System), Viacom, News Corp. (Fox family of channels) and The Walt Disney

Company (which includes ABC and ESPN). In addition, our direct-to-home television customers include DIRECTV-Latin America, MultiChoice (South Africa), Sky Brazil, Sky Mexico, Sky Multicountry, South African Broadcasting Corp., Television Broadcasting Limited (Australia) and Television and Radio Broadcasting Services (Asia, Australia and the United States). Representative customers for our network services include Hughes Network Systems, Telstra and WorldCom.

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

     Even with access to orbital slots, significant expenditures are necessary to build, launch and insure satellites, and it takes considerable time to design and build satellites. Total satellite construction and launch costs can amount to hundreds of millions of dollars, and it can take up to two years or more to prepare a satellite for launch. We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through December 31, 2002. Potential competitors may be required to invest similar amounts of time and money to build a comparable satellite network and compete effectively with us.

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

OUR BUSINESS STRATEGY

     Our goal is to maintain and strengthen our position as a global leader in the fixed satellite services industry, operating the highest quality and most reliable satellite-based network and offering value added services that deliver entertainment, data and communications for businesses around the world, while positioning PanAmSat to achieve strong financial results including operating margins, free cash flow and incremental growth based on our strengths, whether through internal development or strategic alternatives. Our strategy to achieve this mission is based on the following initiatives:

  STRENGTHENING OUR LEADERSHIP POSITION IN VIDEO SERVICES

     Our satellites were the first commercial satellites dedicated to video distribution in the U.S. and international markets. As a result of this history and our success, we have long-standing relationships with premier video programmers and broadcasters. These relationships, in addition to the direct benefits they provide, also give us a powerful marketing tool to use for obtaining new business. Because our premier customers, such as AOL Time Warner (which includes HBO and Turner Broadcasting System), The Walt Disney Company (which includes ABC and ESPN) and Viacom (which includes MTV and Nickelodeon) are under long-term agreements for capacity on particular satellites, we have been able to attract additional programmers onto those satellites. Using our satellites, our premier customers have built their distribution channels with major cable companies. In turn, these cable companies have installed the ground infrastructure needed to receive programming from our satellites. The result is a large installed base of viewers capable of viewing content distributed over our satellites. Other content providers have been willing to pay higher rates to use the same satellites and take advantage of the existing ground infrastructure to reach the same audience as our premier customers. For example, in the United States, we estimate that approximately 10,000 cable head-ends have antennas that are capable of receiving signals from our satellites, representing access to approximately 69 million cable households.

     To further strengthen our leadership position in fixed satellite services to the video distribution market, we implemented a marketing program called "Power of Five." Under this program, over 7,000 qualified cable head-ends in the United States are eligible to receive or have received free equipment that enables access to our five Galaxy satellites in the U.S. cable neighborhood through two antennas, one of which receives programming from our Galaxy XR, Galaxy V and Galaxy IX satellites, and the other from our Galaxy XI and Galaxy IIIC satellites, thereby creating a super-neighborhood across those satellites and adding Galaxy IX and Galaxy IIIC to our U.S. cable fleet. These five satellites deliver more than 100 of the leading cable television channels. We are providing participating cable operators with the required antennas free of charge, which they are required to use exclusively to receive our satellite signals. Partly as a result of this program, as of December 31, 2002, cable operators representing over 70% of the cable subscribers in the U.S. were able to access these five satellites.

     PanAmSat intends to pursue opportunities where our relationships with the world's largest media companies coupled with our existing satellite fleet and the installed base of ground infrastructure may allow us to develop services for increased sales to existing and new video customers. These new services may be developed internally, through our engineering and new service development efforts, or acquired externally, through joint ventures, strategic relationships and acquisitions.

     In 2002, in consultation with our largest video programming customers, we introduced two new digital services designed to improve the way video content is delivered to customers. Our new Video on Demand service is expected to provide programmers, film production houses and other media outlets a quick and secure means for transmitting video content from one source to multiple cable operators throughout North America for distribution to viewers through the cable system's video on demand service. Our new Digital Store & Forward service will enable the digital storing and rapid and reliable delivery of film and television video content from North America to production facilities around the globe for applications such as news and sports. This service replaces the traditional method of shipping analog tapes by overnight courier.

  LEVERAGE INVESTMENT IN OUR NETWORK AND GROUND INFRASTRUCTURE

     Increased utilization of our transponders by existing or new customers will add to our revenue with minimal incremental costs. As the majority of our costs associated with deploying new satellites are fixed, once a satellite is launched and operational, profitability improves significantly as more on-board transponders are used. Incremental revenues from increasing utilization rates on existing satellites will significantly improve operating cash flows and margins.

     We can achieve higher transponder utilization without additional capital expenditures. At December 31, 2002, we were utilizing approximately 71% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons. We have a higher utilization rate in the United States than in the other regions we serve. With this excess capacity, a significant portion of which is suitable for our network services, we can pursue additional revenue opportunities by cross selling incremental services to our existing customers or by pursuing new customers in new markets.

     We continue to offer and implement compressed digital video services for the distribution of television programming. By using digital compression technologies, we are able to transmit many channels of programming over a single transponder, rather than using one transponder per channel. By leveraging this technology, we are able to maximize usage of existing satellite resources as opposed to spending millions of dollars on new satellites. This also allows us to better service new high bandwidth applications, such as HDTV, for our existing customers and to sell transponder capacity to a broader range of broadcasters.

     PanAmSat was one of the first satellite operators to offer teleport services and other terrestrially based value added services to its customers, such as digital encoding and compression, uplinking, downlinking, and fiber connectivity. The Company operates six teleports in the United States. Five of these teleports are owned by the Company and the sixth is leased. These teleports are located in Napa, California; Fillmore, California; Castle Rock, Colorado; Spring Creek, New York; Ellenwood, Georgia and Homestead, Florida. Historically, each of these teleports has been operated separately from the others. The Company believes that the development of hybrid fiber-satellite networks and related services will represent an opportunity to grow its business with its existing customers and to create new business with new customers. The Company plans to implement an upgrade of its teleport network which will involve the interconnection of its Napa, California and Ellenwood, Georgia teleports into a fiber network that will allow customer connectivity to its satellites through the two teleports from virtually any city in the United States. The upgrade, which is called the "Virtual Teleport Network," will allow the two principal teleports to back up one another and will eliminate the need for the Spring Creek and Homestead teleports, which we expect will be closed during 2003 and 2004. By focusing all customer services through Ellenwood and Napa, the Company will obtain efficiency and will be able to provide a higher quality of service to its customers. PanAmSat expects to continue to pursue projects that will build on the hybrid fiber-satellite approach of the Virtual Teleport.

  EXPANDING INTO NEW MARKETS AND MARKET SEGMENTS

     Our fleet has a footprint capable of reaching over 98% of the world's population. Although we have customers throughout the world and distribute content on a global basis, we believe that certain regions in which we have only a limited presence represent opportunities for growth. In addition, we believe that there are certain markets and customers in which, traditionally, commercial satellite service providers have not had a significant presence. These too represent opportunities for growth.

     In general, as part of our growth strategy in regions in which we have had a limited presence, we have positioned certain satellites to cover markets that have a poor telecommunications infrastructure and where regulations may have prevented penetration by satellite communications companies. In that way, upon gaining access to these markets through liberalized regulations, joint ventures or a combination of the two, we will have the ability to begin servicing new customers and growing our business. In addition, we intend to selectively acquire assets in order to expand into new markets if opportunities arise on favorable terms.

     As part of effecting this growth strategy, in 2001 we announced the creation of a new company, PanAmSat de Mexico, a joint venture with a Grupo Pegaso affiliate, that will provide video, data and Internet services to the Mexican telecommunications market. As part of this effort, we will be providing satellite capacity for e-Mexico, the Mexican communications ministry's national IT network that will connect over 90% of Mexico's population with electronic services for distance learning, Internet access, government health and commerce. We look to pursue similar arrangements with local partners in Brazil. In 2001, the Brazilian government gave its approval for us to provide the full range of our services in Brazil from our PAS-1R satellite, representing the first time we received such comprehensive authority from the Brazilian government. In 2002, we received authorization from the Brazilian government to provide satellite services on additional satellites. We are also taking advantage of liberalized regulations in India, where the government recently granted us approval to provide certain satellite services. Recently, the Pakistani authorities have begun to permit the provision of international satellite services by foreign providers. Previously, only licensed domestic services providers were permitted to provide such services in Pakistan.

     We plan to pursue certain service markets that would otherwise require new satellites or infrastructure through alliances and shared-risk joint ventures. As an example, in August of 2002, we entered into a strategic alliance with BT Broadcast Services, a British Telecom subsidiary providing terrestrial and satellite based broadcast services, to distribute video programming throughout Europe via BT's teleports and fiber network. In addition, in October 2002, we entered into a strategic alliance with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, to jointly market and sell satellite capacity in the Asia-Pacific region. This alliance builds on the existing joint venture with JSAT to build and develop a new satellite, scheduled for launch in 2003.

     We have also identified government services as an important market segment that we should pursue. As part of our strategy to increase our government service offerings, in January 2003, the Company announced that an agreement in principle had been reached with Hughes Electronics for the purchase of substantially all of the assets of HGS for approximately $8 million in cash and the assumption of certain liabilities, subject to certain adjustments. The revenues of HGS in 2002, less intercompany revenues recorded by PanAmSat, were approximately $38 million. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. They provide fixed and mobile satellite services with worldwide coverage using a wide range of satellites and satellite operators and equipment from a variety of suppliers. The acquisition of the HGS business will give the Company immediate access to a mature sales channel to the U.S. Government and government contractors through HGS' General Services Administration (GSA) contract vehicle and will create opportunities to sell satellite capacity and related services into U.S., Mexican, South African, Indian and other government initiatives. The acquisition will provide incremental preexisting revenues to our business and support our strategic initiative to expand our government service offerings. While the Company and Hughes Electronics have agreed in principle on the material terms of the purchase of the HGS business by PanAmSat, and we expect this transaction to close in March 2003, definitive documentation of the transaction is still under negotiation and we cannot assure you that we will be able to consummate the transaction or do so on the terms described above.

 REALIZE BENEFITS OF OPERATIONAL EFFICIENCIES

     We are committed to reducing our operating cost structure and retaining those reductions in the future for continued improvement in our operating efficiency. Since July 2001, we have streamlined our operations, rationalized headcount and reduced general operating expenses. For the year ended December 31, 2002, our direct operating costs and selling, general and administrative expenses decreased a combined $40.6 million to $228.4 million as compared to $269.0 million in 2001. This decrease was primarily due to our continued focus on operational efficiencies.

 PROVIDING SUPERIOR NETWORK RELIABILITY

     We recognize the value of our customers and place a strong emphasis on offering high quality services and are taking extra steps to ensure reliability. Our strategy is to use modern yet proven satellites and related technology, mitigating the risks of in-orbit failure before the satellites are placed in commercial service. As part of our strategy, we replace certain satellites as they approach the end of their useful lives. We have both in-orbit and ground-based redundancies built into many of our most critical network elements so that we can provide backup services to our customers in the event of failure.

     In response to the satellite performance issues that we and other operators in the industry have experienced, we have implemented a comprehensive satellite procurement and launch quality control process that is overseen by a dedicated and experienced team of engineering personnel. Since 1998, we have actively monitored and supervised manufacturers and suppliers in launch vehicle design and engineering, space systems design and engineering, space operations engineering, testing and operational procedures. Our focus has been to develop a fault tolerant, robust and flexible spacecraft design that is not dependent on new or different technologies. In 2002, we completed a 30 month, $2.0 billion, seven satellite fleet modernization program. As a result, we placed approximately 400 36 MHz equivalent transponders in service, improved reliability and can now provide better service for our customers.

     In addition, our satellites and our network are designed with operational redundancies to minimize or eliminate service disruptions in the event of failure of a critical system. On a satellite, these redundancies may include backup and separate on-board propulsion systems, backup transponders and conservative system margins (for example, fuel and power). In certain circumstances, we can quickly utilize a backup, in-orbit satellite to provide replacement capacity.

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

OUR SATELLITE NETWORK AND GROUND INFRASTRUCTURE

     Our fleet currently consists of 21 satellites. We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through December 31, 2002, and we had approximately $116.8 million of expenditures remaining to be made under existing satellite construction and launch contracts at December 31, 2002.

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

     Our 21 satellites in orbit contain approximately 913 36 MHz equivalent transponders. At December 31, 2002, we were utilizing approximately 71% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

     Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. We generally provide TT&C services for our own satellites, as well as for seven satellites owned by other satellite operators. Third parties provide TT&C services for four of our satellites currently in orbit that cannot be viewed by our existing teleport networks.

     At the end of a satellite's useful life, the satellite is de-orbited in accordance with standard industry practice by using the on-board propulsion system to move it to a higher location above its normal orbiting position. We have deorbited five satellites since 1997.

     Set forth below is a table containing certain basic information about our 21 satellites currently in orbit and Galaxy VI which was deorbited in January 2003. Under Spacecraft Model, "B" indicates a Boeing model and "SS/L" indicates a Space Systems/Loral model. The estimated end of useful life shown below is determined using the lower of the satellite's design life and the estimated life of the satellite as determined by an engineering analysis. Estimated end of useful life is used to determine the depreciation of a satellite for those satellites which have a book value. Under Position, "EL" indicates east longitude and "WL" indicates west longitude.

                                               ESTIMATED                  36 MHZ         36 MHZ
                                                 END OF                 EQUIVALENT     EQUIVALENT
                        SPACECRAFT    LAUNCH     USEFUL                   C-BAND        KU-BAND
SATELLITE                 MODEL        DATE       LIFE      POSITION   TRANSPONDERS   TRANSPONDERS    GEOGRAPHIC COVERAGE
---------              ------------   ------   ----------   --------   ------------   ------------   ---------------------
Galaxy IR............  B 376          02/94    2006(1)        133WL        24.0             --       North America;
                                                                                                     Caribbean
Galaxy IIIC..........  B 702          06/02    2017            95WL        24.0           42.7       North America; Latin
                                                                                                     America; Caribbean
Galaxy IIIR..........  B 601          12/95    2005(2)         74WL        24.0           24.0       North America;
                                                                                                     Caribbean
Galaxy IVR...........  B 601 HP       04/00    2015            99WL        24.0           24.0       North America
Galaxy V.............  B 376          03/92    2005(1)        125WL        24.0             --       North America;
                                                                                                     Caribbean
Galaxy VIII-i........  B 601 HP       12/97    2004(3)(4)      95WL          --           21.3       Latin America;
                                               (11)                                                  Caribbean
Galaxy IX............  B 376          06/96    2008(2)(5)     127WL        24.0             --       North America;
                                                                                                     Caribbean
Galaxy XR............  B 601 HP       01/00    2015           123WL        24.0           24.0       North America
Galaxy XI............  B 702          12/99    2015(6)         91WL        24.0           36.0       North America; Brazil
PAS-1R...............  B 702          11/00    2016(6)         45WL        36.0           36.0       Americas; Caribbean;
                                                                                                     Europe; Africa
PAS-2................  B 601          07/94    2008           169EL        25.1           25.1       Asia-Pacific
PAS-3R...............  B 601          01/96    2009            43WL        25.1           25.1       Americas; Caribbean;
                                                                                                     Europe; Africa
PAS-4................  B 601          08/95    2010(7)         72EL        25.1           24.6       Asia; Africa, Middle
                                                                                                     East; Europe
PAS-5................  B 601 HP       08/97    2012(3)         26EL        24.0           24.0       Americas; Europe
PAS-6................  SS/L FS 1300   08/97    2012(8)         43WL          --           36.0       South America
PAS-6B...............  B 601 HP       12/98    2014(8)         43WL          --           32.0       South America
PAS-7................  SS/L FS 1300   09/98    2013(9)       68.5EL        14.0           30.0       Asia; Africa; Middle
                                                                                                     East; Europe
PAS-8................  SS/L FS 1300   11/98    2014(3)        166EL        24.0           24.0       Asia-Pacific
PAS-9................  B 601 HP       07/00    2015            58WL        24.0           24.0       Americas; Caribbean;
                                                                                                     Europe
PAS-10...............  B 601 HP       05/01    2016          68.5EL        24.0           24.0       Asia; Africa; Middle
                                                                                                     East; Europe
SBS 6................  B 393          10/90    2007(10)        74WL          --           22.7       Continental U.S.
                                                                          -----          -----
    Total............                                                     413.3          499.5
                                                                          =====          =====
Galaxy VI............  B 376          10/90    2002(11)          --        24.0             --

---------------

 (1) We have three C-band satellites under construction by Orbital Sciences Corporation, two of which will replace Galaxy IR and Galaxy V prior to the end of their useful lives. The Company expects to launch the first of these three satellites, Galaxy XII, in the second quarter of 2003 to 74 degrees west longitude.

 (2) Galaxy IIIR is an in-orbit spare for the C-band capacity to serve our U.S. cable customers until May 2003. Galaxy IIIR will be complemented by Galaxy XII upon its deployment. Galaxy XII will subsequently be replaced as the in-orbit spare by Galaxy IX upon deployment of Galaxy XIII at 127 degrees west longitude when available.

 (3) In September 1999, in connection with anomalies on Galaxy VIII-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304 million. Galaxy VIII-i and PAS-5 were fully depreciated as of December 31, 2002.

 (4) Galaxy VIII-i is operated in an inclined orbit and serves as a supplement to Galaxy IIIC.

 (5) Galaxy IX, currently located at 127 degrees west longitude is expected to become the U.S. Galaxy fleet backup satellite upon deployment of Galaxy XIII/Horizons I at 127 degrees west longitude scheduled for launch in mid 2003.

 (6) On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

 (7) In addition to providing customer services, PAS-4 also provides back-up services for PAS-10.

 (8) PAS-6 provides backup capacity for the Sky Latin America direct-to-home service on PAS-6B. During 1998, an anomaly on PAS-6 caused it to be declared a partial loss, and we received an insurance payment of $29.1 million.

 (9) In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. In the first quarter of 2002, we settled the claim for $215 million. PAS-7 was fully depreciated as of December 31, 2002.

(10) The estimated end of useful life of each of Galaxy VIII-i and SBS-6 was increased using an engineering analysis prepared by the Company. Although operating and generating revenues, these satellites do not operate at the capacity originally designed by the manufacturer.

(11) Galaxy VI, which served as an in-orbit spare until deployment of Galaxy IIIR at 74 degrees west longitude, was deorbited in January 2003.

SATELLITE OPERATIONS RISK MANAGEMENT

     We manage certain of the business risks inherent in the operation of a satellite fleet by insuring satellite launches, maintaining backup satellites and transponders, or insuring in-orbit satellites.

 LAUNCH INSURANCE

     We have obtained launch insurance on all of our satellites that have been launched into orbit. Launch insurance is typically in an amount equal to the fully capitalized cost of the satellite, which includes the satellite's net book value, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (such amount, the "Fully Capitalized Cost"). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of recent changes in the satellite insurance industry, insurers are offering launch policies that extend for no more than one year after launch.

     The premium on a launch insurance policy can vary considerably based on the type of satellite and the success rate of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the Fully Capitalized Cost for a policy covering the launch and initial operations for one year thereafter, although the rates on the types of satellites that we launch generally range from 18% to 25%. As the result of several launch and in-orbit failures in the industry over the last few years, a launch and initial operations insurance premium can equate to $40 million or more, assuming a typical $200 million satellite with a 20% launch premium. We capitalize the cost of the launch insurance premium and amortize it over the satellite's operational life.

 BACKUP SATELLITES AND TRANSPONDERS

     For certain of our satellites, we have and can maintain in-orbit spare satellites, ground-based spare satellites and designated reserve transponders as backups. While these approaches do not provide a cash payment in the event of a loss or an anomaly, they do offer certain protections against loss of business due to satellite failure. A reduction in the number of satellites under insurance or a reduction in the level of insurance coverage on satellites will also help control insurance costs. Any savings can be applied towards the construction and launch of a new satellite, which new satellite or the satellite it replaces may be available as an in-orbit spare. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

 IN-ORBIT INSURANCE

     In-orbit insurance is typically for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. The terms of in-orbit policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more (formerly 50%) of a satellite's communications capacity is lost. In addition, the in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite's communications capacity, in each case subject to applicable deductibles and exclusions. Accordingly, payments for loss under these policies may not coincide with the actual impairment of the satellite. Satellites for which total payments have been received may continue to operate in full or partial service for extended periods of time and satellites for which service is impaired may not result in an insurance payment. In-orbit insurance policies typically provide for a revenue share payment to the insurer, generally around 25%, for any revenues generated from satellites that continue to operate after a total loss benefit has been paid.

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

 STRATEGY

     As a result of the relatively high number of satellite anomalies in the industry in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In the last several years, the cost of obtaining launch and in-orbit policies on satellites reached historic lows but has now begun to return to the higher levels for such policies that were common in the early 1990s. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods (for no more than one year, as discussed above) and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs.

 CURRENT INSURANCE

     On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that the proof of loss with respect to these two satellites will be accepted by the insurers. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

     As of December 31, 2002, we had in effect launch and in-orbit insurance policies covering 16 satellites in the aggregate amount of $1.9 billion, including Galaxy VI, which was deorbited in January 2003. We have six uninsured satellites in orbit: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy VIII-i, which continues to operate in an inclined orbit as a supplement to Galaxy IIIC; and Galaxy XI. The Galaxy XI launch insurance policy lapsed in December 2002. The Company elected not to purchase additional in-orbit insurance for this satellite as the available terms were not commercially reasonable. The claim for constructive total loss made under the launch policy was for losses experienced prior to the expiration of the policy.

     Of the insured satellites, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and will serve as a fleet backup.

     At December 31, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $498.8 million related to uninsured satellites and $536.1 million related to satellites insured by Significant Exclusion Policies.

     A supplemental policy on Galaxy IVR for coverage of $22 million related to sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Relating to Our Business -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance."

SALES AND MARKETING

     For the majority of our services, including our video services, our sales and marketing efforts focus on developing long-term relationships with our customers. We assign a dedicated account representative to each customer. That account representative is responsible for understanding the customer's business and structure, as well as the vertical markets that they may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer's unique market and technical needs. In addition, several of our larger customers have been assigned to a member of our senior executive team who is responsible for maintaining parallel management relationships to help work through issues that may arise and to provide continuity. As part of our selling efforts, we have a dedicated sales application engineering team that provides both pre-sale and post-sale technical advice and consultation to our customers to help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

     Most of our sales are conducted through direct sales channels to a limited group of customers. Several of our customers resell our capacity for private business networks and broadcast services.

     Our sales and marketing group is comprised of four distinct groups: global sales, global marketing and sales operations, broadcast services and government services.

  GLOBAL SALES

     The global sales group includes salespeople located in California, Connecticut, Florida, Georgia, New York, Washington DC, Australia, Brazil, China, England, Hong Kong PRC, India, Japan, Korea, Mexico and South Africa. Each of our regional offices is located in the major local market where it sells services. Our global sales group is made up of sales teams distributed regionally. Each sales team is led by a vice president or regional director and supported by staff consisting of account executives and technical and administrative personnel.

     Our sales group also includes technical sales engineers who are dedicated to supporting current and potential customers' technical needs. This team is distributed regionally to provide same time-zone coverage for sales opportunities. These individuals define the technical specifications of our service offerings and customize those offerings to the customer's needs. They also provide the necessary link to the engineering staff within the customer's organization. In addition, we have dedicated product sales specialists to provide tailored solutions for each customer's unique requirements.

  GLOBAL MARKETING AND SALES OPERATIONS

     The global marketing and sales operations group, which is based in our principal executive offices, establishes our marketing plan and ensures that there is a consistent approach to our sales and customer relationships worldwide. This group is also responsible for developing sales tools and sales training, marketing communications (including trade advertising, direct marketing and marketing materials), tradeshows and events and branding.

  BROADCAST SERVICES

     This group manages sales for our ad hoc, occasional use and special events services targeted to our core broadcast customers.

  GOVERNMENT SERVICES

     This group develops, sells and supports satellite communications services for the U.S. government's civil and defense needs domestically and internationally, both directly, and through contractor/subcontractor, vendor and strategic relationships.

THE FIXED SATELLITE SERVICES INDUSTRY

     We are a market leader in the fixed satellite services ("FSS") industry. The FSS industry is the most mature segment of the overall satellite communications market. Since the formation of the International Telecommunications Satellite Organization ("Intelsat") in 1964, many countries have established satellite systems for domestic or regional communications services. In 1988, with the launch of PAS-1, we became the first international privately owned fixed satellite services company. In 1997, with our merger with the Galaxy business of Hughes Communications, Inc., we became a leading provider of commercial satellite services in the United States. Companies that operate in the FSS industry generally have predictable revenue streams and strong cash flows from operations.

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

     - Ku-band. These frequencies have shorter wavelengths and require more powerful transponders, thereby allowing customers to use smaller antennas. Ku-band has been used for such services as direct-to-home broadcasting and VSATs.

     - Ka-band. These frequencies have the shortest wavelength of the three principal fixed satellite bands. Ka-band frequencies are not currently widely utilized. While the Ka-band allows for small antennas, it requires high-power beams to be concentrated on smaller geographical areas. New applications, such as certain types of two-way communications, are being developed for these frequencies.

     The most important aspect of a GEO satellite is its ability to provide equally accessible coverage of a very large geographic area at once, in certain circumstances up to an entire hemisphere. Any antenna on the ground inside the satellite footprint, or coverage area, can receive the same transmission, and can be installed for the same incremental cost. GEO satellites receive radio communications from one or more origination points and distribute them to a single point or multiple receivers within the transmission range of the satellites' beams, which is also known as the footprint.

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

     Until recently, the FSS industry was fragmented, with many national and regional providers. Our 1997 merger represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Since then, there has been a continued trend towards consolidation in the FSS industry, driven by customers' demand for more robust distribution platforms with network redundancies and worldwide reach and by FSS operators' desire to secure and improve their market access in key regions. In 2001, SES Global was formed through the acquisition of GE American Communications, Inc. by SES Astra. SES Global reports a fleet of 28 wholly-owned GEO satellites and an additional 13 GEO satellites owned through joint ventures and partnerships.

     In recent years, many of the regulatory agencies governing satellite transmissions into their countries have liberalized regulations, opening up new markets for commercial FSS operators to penetrate. An example of how we benefit from local market deregulation occurred in July 2001 when we were granted approval to provide a full range of satellite services from our PAS-1R satellite in Brazil, a market that previously had been closed to foreign competition. Similarly, Mexico had been closed to foreign competition, but through our February 2001 joint venture with a Grupo Pegaso affiliate, we have gained access to the Mexican market through PanAmSat de Mexico, which will provide video, data and Internet services to the Mexican telecommunications market. Other Latin American countries have also begun to deregulate their markets, increasing competition for the national satellite incumbents. Deregulation is also occurring in India, where local telecommunications infrastructure is inadequate to support the expansion plans of television networks and communications providers. We were granted approval by the government of India to sell certain satellite services, and we opened an office there in December 2001. Recently, the Pakistani authorities have begun to permit the provision of international satellite services by foreign providers. Previously, only licensed domestic services providers were permitted to provide such services in Pakistan.

     Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat Ltd. spun-off part of its business with the formation of New Skies Satellites N.V., which subsequently went public. In July 2001, Intelsat and Eutelsat S.A., another intergovernmental organization, privatized, and both have a mandate to go public. Due to current market conditions, the timing of these actions is uncertain. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused.

     For example, in the past two years, Eutelsat has expanded its operations into other territories by acquiring a 21% stake in the Spanish regional FSS operator Hispasat and acquiring the French regional FSS operator, Stellat.

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

COMPETITION

  FIXED SATELLITE SERVICES

     Our principal global competitors in the fixed satellite services industry are:

     - Intelsat Ltd., a former intergovernmental agency privatized in 2001 that primarily provides telecommunications services to common carriers and other services providers; Intelsat reports a fleet of 24 GEO satellites;

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

     Our principal regional competitors in the fixed satellite services industry are:

     - Asia Satellite Telecommunications Company Limited (AsiaSat), provides network services and video distribution in the Asia-Pacific region; AsiaSat reports a fleet of 3 GEO satellites.

     - Satmex S.A. de C.V. provides video distribution and network services in the Latin America region; Satmex reports a fleet of 3 GEO satellites.

     - Loral Space & Communications Ltd., through its Loral Global Alliance business, primarily provides video distribution and DTH services to the U.S. market; Loral reports a fleet of 10 GEO satellites.

     - Eutelsat S.A., a former intergovernmental agency privatized in 2001 that primarily provides video distribution services to the European market; Eutelsat reports a fleet of 23 GEO satellites, of which it owns and operates 20 of the 23 satellites; and

     We compete with these and other satellite service providers primarily on coverage, access, reliability and price.

     Notwithstanding the significant barriers to entry in the FSS industry, competition is intensifying among the major FSS providers. Privatized Intelsat and Eutelsat have the freedom to charge market-based prices, as opposed to the uniform prices they previously charged as intergovernmental agencies. Many of the owners of

Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat's owners have the incentive to, and may be able to, block us from entering certain non-U.S. markets. In addition, the combined SES Global is now capable of providing services in many of the markets we serve. These and other factors are intensifying competition in our industry.

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

  FIBER OPTICS

     Our satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cables. Although we compete with land-based service providers for the transmission of video, voice and data, we believe that satellites have distinct advantages over fiber optic cables in both developed and underdeveloped areas of the world. In developed areas, FSS providers like us enjoy a significant competitive advantage over fiber optic cables because satellites provide point-to-multipoint broadcasting services and the ability to bypass shared and congested terrestrial links, thereby enhancing network performance. In underdeveloped areas, the population density is often not substantial enough to warrant the investment required to build fiber optic networks. For example, for a cable company to cost-effectively offer cable television services and Internet services in an underdeveloped region, it requires a critical mass of serviceable homes to connect to the local cable headend. Satellite service providers are not similarly constrained in underdeveloped regions.

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

     FCC Authorization to Launch and Operate Satellites. The FCC authorizes satellite operators who meet its legal, technical and financial qualification requirements to launch and operate satellites. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch and operate each requested satellite for one year. Licenses are currently issued for an initial fifteen-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. Most of our satellites were licensed for ten-year terms before the FCC changed to a fifteen-year policy. At the end of a license term, a satellite that has not been replaced, or that has been re-located to another orbital location following its replacement, may be able to continue operating under a grant of special temporary authority. These operations, however, are secondary, and there can be no assurance that the satellite will be permitted to continue operating after the expiration of the initial license term. The FCC's rules and policies limit the number of expansion satellite authorizations that may be granted for the same frequency band at one time.

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

     We have final FCC authorization for all but one of our operating satellites in the C-band, the Ku-band or both bands. One of these final authorizations does not cover certain design changes that are the subject of a pending modification application. We have special temporary authority to operate the satellite as modified on an interim basis.

     Some of the satellites for which we had final FCC authorization are operating pursuant to special temporary authority because they are continuing to operate beyond the end of their license terms. In addition, we occasionally seek and sometimes receive temporary grants of authority to relocate satellites.

     We have filed applications for additional or replacement satellites in the C-band and/or the Ku-band for 8 satellites and in the broadcasting satellite services ("BSS") frequency band for 11 satellites. The BSS frequency band is dedicated to transmitting directly to the public and is used principally for DTH services. The frequencies are within the Ku-band, but for regulatory purposes are considered a separate band and have a different ITU allocation scheme.

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

     Other U.S Government Regulation. The U.S. Congress has added communications satellites to the munitions list governed by The International Traffic in Arms Regulations, and transferred responsibility from the Commerce Department to the State Department for licensing the export of satellites and technical information related to satellites to non-U.S. launch providers, insurers, customers, potential customers, employees, and other non-U.S. persons. The State Department's interpretation of the regulations as they would be applied to us are not clear, and it is possible that these regulations could adversely affect or delay our ability to launch and insure our satellites and to sell capacity to non-U.S. customers.

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

     Most countries permit satellite operators to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity or authorization is required for specific satellites. We have obtained such licenses in Argentina, Colombia, Ecuador, Guatemala, Honduras, Pakistan, Paraguay and Peru. Additionally, we have sought service-type licenses in order to provide certain space segment capacity directly to end users. We have obtained such licenses in Australia and Japan. In addition, PanAmSat de Mexico has been awarded a concession in Mexico that will permit the joint venture to serve as the reseller of our services in Mexico.

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

     All of the registrations for our satellites are or will be subject to the ITU coordination process. Certain entities have filed notices of intended use with respect to certain orbital slots which conflict with our registered orbital slots for PAS-2, PAS-4, PAS-7, PAS-8, PAS-10 and Galaxy XI, and our proposed Ku-band operations at 127 degrees west longitude. In some cases, such filings may delay the receipt of final registration of such orbital slots with the ITU Radio Regulations Board. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Relating to Our Industry -- The fixed satellite services industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan."

  RECENT DEVELOPMENTS IN SATELLITE AUTHORIZATIONS

     Galaxy XIII/Horizons I. In 2002, the Japanese telecommunications ministry authorized the operation of the Ku-band payload on the Galaxy XIII/Horizons I satellite by Horizons LLC, which is jointly owned by JSAT and the Company and which owns and will operate the Ku-band payload of this satellite. Our use of the Ku-band payload to provide services in the United States is subject to FCC approval. The C-band payload will be separately owned by the Company and requires an FCC license which has not yet been granted but which we expect will be granted. This satellite is scheduled for launch in mid 2003.

     Ka-band Authorizations. In December 2002, the Company filed for nine Ka-band licenses through the Australian Communications Authority (ACA). In January 2003, the Company returned to the FCC for cancellation all but one of our authorizations to launch and operate Ka-band satellites. This filing and return of authorizations allows the Company more time to place Ka-band satellites in service and is consistent with the Company's long-term Ka-band strategy.

EMPLOYEES

     At December 31, 2002, we had approximately 714 full-time employees. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Wilton, Connecticut, where we commenced a ten-year lease in July 2001.

     We currently operate six teleports and a satellite operations control center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Homestead, Florida; Napa, California; and Spring Creek, New York. We own our teleports in Ellenwood, Homestead, Spring Creek, Napa, and Fillmore. We own the facilities in Ellenwood, Georgia and Long Beach, California. We lease our teleport in Castle Rock, Colorado. As part of an updating and restructuring of the Company's terrestrial infrastructure, the Company plans to permanently close the Homestead, Florida and Spring Creek, New York teleports during 2003 and 2004.

     We also lease office space in New York, New York; Ellenwood, Georgia; Manhattan Beach, California; Washington, D.C.; Coral Gables, Florida; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Seoul, South Korea; Hong Kong; Sao Paulo; Brazil and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

ITEM 3.  LEGAL PROCEEDINGS

     On December 19, 2002, a class action complaint on behalf of certain holders of the Company's common stock was filed in the Court of Chancery in the State of Delaware against Hughes Electronics and each of the members of the Board of Directors of the Company. The complaint alleged that Hughes Electronics and the Company's directors breached their fiduciary duty to the stockholders of the Company in connection with the settlement between Hughes Electronics, GM and EchoStar terminating the EchoStar Transaction in which Hughes Electronics received $600 million and EchoStar's contingent obligation to purchase the Company's common stock terminated. The class of plaintiffs on whose behalf the lawsuit has been asserted is alleged to consist of all holders of the Company's common stock excluding any who are related to or affiliated with any of the defendants. On January 31, 2003, the defendants filed a motion to dismiss for failure to state a claim upon which relief can be granted. Pursuant to Delaware law and the Company's organizational documents, the Company has an indemnification obligation to the members of its Board of Directors from liability for certain matters. Any liability of the Company's directors for this matter may also be covered under a directors' and officers' liability insurance policy maintained by GM for itself and its subsidiaries, including PanAmSat. The Company has appointed counsel for its directors and has notified the insurance carrier of this claim.

     We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matters described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

2002                                                           HIGH     LOW
----                                                          ------   ------
First Quarter...............................................  $24.64   $20.65
Second Quarter..............................................  $25.65   $22.22
Third Quarter...............................................  $23.51   $17.35
Fourth Quarter..............................................  $19.90   $14.43

2001                                                           HIGH     LOW
----                                                          ------   ------
First Quarter...............................................  $40.25   $34.44
Second Quarter..............................................  $38.96   $33.49
Third Quarter...............................................  $37.87   $22.65
Fourth Quarter..............................................  $23.71   $19.62

     As of February 27, 2003, there were approximately 120 holders of record of PanAmSat Common Stock.

     To date, the Company has not declared or paid cash dividends on PanAmSat Common Stock. The Company presently intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying cash dividends in the near future. In addition, the indenture and other documents governing our February 2002 Refinancing limit our ability to pay dividends on our common stock. The payment of any future dividends on PanAmSat Common Stock will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

     Information regarding compensation plans under which the Company's equity securities may be issued is included in Item 12 by incorporation by reference to the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation scheduled to be held on May 30, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 presented in this table has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 presented in this table is derived from our audited consolidated financial statements and notes thereto which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                2002         2001         2000         1999         1998
                                             ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS (OTHER THAN CONTRACTED BACKLOG,
                                                       WHICH IS IN BILLIONS, AND PER SHARE DATA))
STATEMENT OF INCOME DATA:
Revenue:
  Operating leases, satellite services and
    other..................................  $  792,691   $  802,194   $  780,256   $  787,509   $  736,624
  Outright sales and sales-type
    leases(1)..............................      19,599       67,881      243,314       23,108       30,639
                                             ----------   ----------   ----------   ----------   ----------
Total revenues.............................     812,290      870,075    1,023,570      810,617      767,263
                                             ----------   ----------   ----------   ----------   ----------
Operating costs and expenses:
  Cost of outright sales and sales-type
    leases.................................          --       12,766       85,776           --           --
  Leaseback expense, net of deferred
    gains..................................          --           --           --       15,391       47,223
  Depreciation and amortization............     335,717      414,744      337,450      280,472      234,945
  Direct operating costs (exclusive of
    depreciation and amortization).........     129,189      152,883      149,681      103,973       96,510
  Selling, general & administrative
    expenses...............................      99,181      116,140       97,462       72,415       70,251
  Facilities restructuring and severance
    costs..................................      13,708        8,223           --           --           --
  Gain on insurance claims.................     (40,063)          --       (3,362)          --           --
  Loss on conversion of sales-type
    leases.................................      18,690           --           --           --           --
                                             ----------   ----------   ----------   ----------   ----------
    Total operating cost and expenses......     556,422      704,756      667,007      472,251      448,929
                                             ----------   ----------   ----------   ----------   ----------
Income from operations.....................     255,868      165,319      356,563      338,366      318,334
Interest expense, net(2)...................     139,161      111,153      128,205      112,002       97,788
                                             ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  extraordinary item.......................     116,707       54,166      228,358      226,364      220,546
Income tax expense.........................      29,177       23,562      102,761      104,127       95,940
                                             ----------   ----------   ----------   ----------   ----------
Income before extraordinary item...........      87,530       30,604      125,597      122,237      124,606
Extraordinary loss on early extinguishment
  of debt, net of taxes(3).................      (2,482)          --           --           --           --
                                             ----------   ----------   ----------   ----------   ----------
Net income.................................  $   85,048   $   30,604   $  125,597   $  122,237   $  124,606
                                             ==========   ==========   ==========   ==========   ==========
Earnings per share before extraordinary
  item -- basic and diluted................  $     0.59   $     0.20   $     0.84   $     0.82   $     0.83
Earnings per share -- extraordinary loss on
  early extinguishment of debt -- basic and
  diluted..................................       (0.02)          --           --           --           --
                                             ----------   ----------   ----------   ----------   ----------
Earnings per share -- basic and diluted....  $     0.57   $     0.20   $     0.84   $     0.82   $     0.83
                                             ==========   ==========   ==========   ==========   ==========
OTHER FINANCIAL DATA:
EBITDA(4)..................................  $  591,585   $  580,063   $  694,013   $  618,838   $  553,279
EBITDA margin(5)...........................          73%          67%          68%          76%          72%
Net cash provided by operating
  activities...............................  $  541,953   $  540,389   $  456,408   $  500,582   $  628,119
Net cash used in investing activities......    (179,096)    (203,836)    (394,185)    (560,199)    (636,465)
Net cash (used in) provided by financing
  activities...............................     (21,286)     (22,632)     (50,137)        (666)      94,149
Effect of exchange rate changes on cash....        (839)          --           --           --           --
Capital expenditures.......................     294,313      338,203      449,560      586,910      738,540
Contracted backlog (at period end; in
  billions)(6).............................  $     5.55   $     5.84   $      6.0   $      6.1   $      6.3
Total assets...............................   6,487,738    6,296,810    6,178,351    5,984,709    5,890,497
Total debt and due to affiliates(7)........   2,550,000    2,521,542    2,542,758    2,671,342    2,538,409
Total long-term liabilities................   3,063,003    3,134,897    3,130,086    3,025,577    3,058,480
Total stockholders' equity.................   3,077,542    2,992,560    2,954,695    2,815,989    2,688,415

---------------

(1) Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue and record the cost of the transponder to cost of outright sales. Under sales-type leases, we recognize as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenue and related costs, but not when we receive the cash.

(2) Net of capitalized interest of $27.3 million, $23.3 million, $56.1 million, $60.7 million and $59.9 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, and net of interest income of $15.2 million, $13.5 million, $6.8 million, $3.2 million and $10.4 million in 2002, 2001, 2000, 1999 and 1998, respectively.

(3) On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion of indebtedness owed under the term loan to Hughes Electronics (See Note 6 to the Company's Consolidated Financial Statements, "Long-term Debt"). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement as an extraordinary loss on early extinguishment of debt. Upon adoption of the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS 145") on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145 (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Accounting Pronouncements").

(4) EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is the sum of operating profit (loss) and depreciation and amortization. EBITDA in 2002 excludes the extraordinary item that is applicable for 2002 only. EBITDA is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America. PanAmSat's management uses EBITDA to evaluate the operating performance of its business, and as a measure of performance for incentive compensation purposes. PanAmSat believes EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. EBITDA is used as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. EBITDA does not give effect to cash used for debt service requirements, and thus does not reflect funds available for investment or other discretionary uses. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

(5) EBITDA margin is EBITDA divided by revenues and is expressed as a percentage.

(6) Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contracted Backlog for Future Services").

(7) Includes debt of $2.550 billion, $796.5 million, $817.8 million, $874.2 million and $750.0 million as of December 31, 2002, 2001, 2000, 1999, and 1998, respectively and due to affiliates of $0, $1.725 billion, $1.725 billion, $1.797 billion and $1.788 billion as of December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

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

     On October 28, 2001, GM, Hughes Electronics and EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that provided for the split-off of Hughes Electronics from GM and the subsequent merger of the Hughes Electronics business with EchoStar (the "EchoStar Transaction"). On December 10, 2002, the parties announced the termination of the agreements stating that the EchoStar Transaction could not be completed within the time allowed due to regulatory opposition. Under terms of the settlement, EchoStar was released from its contingent obligation to purchase the PanAmSat business and Hughes Electronics retained its 81% ownership position in PanAmSat Corporation.

                          CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements of PanAmSat in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management bases its estimates and judgments on historical experience and on various other factors. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what PanAmSat believes are the critical accounting policies that require the most significant management estimates and judgments:

  RECEIVABLES (INCLUDING NET INVESTMENT IN SALES-TYPE LEASES):

     A significant amount of management estimate and judgment is required in determining the amount of reserves required for the potential non-collectability of receivables. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collectability of the receivable is not reasonably assured at the time services are performed, the Company does not initially record the revenue, but rather records an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenue is recorded at that time.

     While such credit losses described above have historically been within our expectations and the provisions established, we cannot guarantee that we will experience the same credit loss rates that we have estimated or historically experienced. As such, additional charges could be incurred in the future to reflect differences between estimated and actual collections.

     Since our long-term receivables and net investment in sales-type leases relate to significant long-term contracts which are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our long-term receivables or net investment in sales-type leases and our future operating results. Additionally, if a satellite's useful life is shortened, and a sales-type lease is recorded on that satellite, we would write off the portion of the sales-type lease receivable which is uncollectable as a result.

     As of December 31, 2002 and 2001, we had aggregate gross receivables of $303.9 million and $350.2 million, respectively, related to sales-type lease, operating lease and other long-term receivables. With respect to these amounts, we maintained an aggregate allowance for doubtful accounts of approximately $36.0 million and $22.1 million in 2002 and 2001, respectively, including allowances for customer credits (See "Deferred Charges and Other Assets" and "Accounts Receivable" within Note 2 to the Company's Consolidated Financial Statements and Note 3 "Operating Leases and Net Investment in Sales-Type Leases" to the Company's Consolidated Financial Statements).

  EVALUATION OF SATELLITES AND OTHER LONG-LIVED ASSETS FOR IMPAIRMENT AND SATELLITE INSURANCE COVERAGE:

     The Company periodically evaluates potential impairment loss relating to its satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through undiscounted future expected cash flows generated by those assets (excluding interest charges). If the undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the long-lived asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, the Company would apply the concepts of FASB Statement No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" ("SFAS 144").This supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the determination of whether an impairment loss had occurred. If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144 and the Company received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, the Company would apply the concepts of SFAS 144 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence. If no impairment loss was required as calculated under SFAS 144, the Company would make a determination, based on the facts and circumstances at the time of occurrence, if disclosure of the event in the accompanying notes is required.

     Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured (see "Risks Relating to Our Business -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance").

  VALUATION OF GOODWILL:

     PanAmSat evaluates the carrying value of goodwill on an annual basis, and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is described in Note 2 and Note 5 to the Company's Consolidated Financial Statements. SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with the Company's goodwill impairment assessments, the Company utilized an independent valuation expert to assist the Company in assessing the fair value of its reporting unit using a discounted cash flow approach. No charge was required as a result of these impairment assessments. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. If such an impairment loss results from future impairment tests, the loss will be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to PanAmSat's results of operations.

  RESTRUCTURING RESERVES:

     Upon approval of a restructuring plan by management, the Company may be required to record certain restructuring reserves. Prior to the adoption of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") on January 1, 2003, the Company accounted for its restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The Company's restructuring reserves as of December 31, 2002 were all recorded pursuant to EITF 94-3. These reserves relate primarily to future lease costs for unused leased facilities and severance related costs, including employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with reductions in workforce. The liabilities recorded related to the severance costs are primarily short-term, as these liabilities will be paid within one year. The liabilities related to future lease costs are primarily long-term as the related lease payments will be made over the remaining lease terms, a majority of which are greater than one year. Additionally, in conjunction with the Company's teleport consolidation plan, which was approved in January 2003, certain additional restructuring charges will be recorded during 2003 and 2004, as the related liabilities are incurred.

     Inherent in the estimation of these restructuring costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

  DEPRECIABLE SATELLITE LIVES:

     The estimated useful lives of the Company's satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and the Company's satellites have been subject to certain health related anomalies, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of the Company's satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, the Company accounts for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite which are less than the carrying value of the satellite, an impairment charge would be recorded.

  DEFERRED TAXES:

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. PanAmSat regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance in order to reduce the Company's deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. Management establishes this valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

     We currently operate under a federal income tax sharing arrangement with Hughes Electronics, our parent corporation. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2002, our balance sheet reflected a deferred tax asset in the amount of $192.6 million attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits. Such tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics (see "Certain Relationships and Related Transactions -- Transactions with Hughes Electronics and Its Affiliates -- Tax Sharing Arrangement").

RESULTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2002         2001          2000
                                                              ----------   ----------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Operating leases, satellite services and other..............   $792,691     $802,194     $  780,256
Outright sales and sales-type leases........................     19,599       67,881        243,314
                                                               --------     --------     ----------
    Total revenues..........................................    812,290      870,075      1,023,570
                                                               --------     --------     ----------
COSTS AND EXPENSES
Cost of outright sales and sales-type leases................         --       12,766         85,776
Depreciation and amortization...............................    335,717      414,744        337,450
Direct operating costs (exclusive of depreciation and
  amortization).............................................    129,189      152,883        149,681
Selling, general and administrative expenses................     99,181      116,140         97,462
Facilities restructuring and severance costs................     13,708        8,223             --
Gain on insurance claims....................................    (40,063)          --         (3,362)
Loss on conversion of sales-type lease......................     18,690           --             --
                                                               --------     --------     ----------
    Total operating cost and expenses.......................    556,422      704,756        667,007
                                                               --------     --------     ----------
Income from operations......................................    255,868      165,319        356,563
Interest expense, net.......................................    139,161      111,153        128,205
                                                               --------     --------     ----------
Income before income taxes and extraordinary item...........    116,707       54,166        228,358
Income tax expense..........................................     29,177       23,562        102,761
                                                               --------     --------     ----------
Income before extraordinary item............................     87,530       30,604        125,597
Extraordinary loss on early extinguishment of debt, net of
  income taxes..............................................     (2,482)          --             --
                                                               --------     --------     ----------
Net income..................................................   $ 85,048     $ 30,604     $  125,597
                                                               ========     ========     ==========
Earnings per share before extraordinary item - basic and
  diluted...................................................   $   0.59     $   0.20     $     0.84
Earnings per share -- extraordinary loss on early
  extinguishment of debt -- basic and diluted...............      (0.02)          --             --
                                                               --------     --------     ----------
Net income per share -- basic and diluted...................   $   0.57     $   0.20     $     0.84
                                                               ========     ========     ==========

                              CONSOLIDATED RESULTS

 2002 COMPARED TO 2001

     Revenues. Total revenues for the year ended December 31, 2002 were $812.3 million, a decrease of $57.8 million, or 6%, from $870.1 million for the same period in 2001. This decrease is primarily the result of $45.5 million of new sales-type lease revenue recorded during the year ended December 31, 2001, for which there was no comparable revenue during the year ended December 31, 2002. Virtually all of the revenues from sales-type lease agreements are recognized at service commencement, whereas revenues from operating lease agreements are recognized monthly over the term of the agreement. Operating lease revenues from video services, decreased by 2% to $515.3 million for the year ended December 31, 2002 compared to $525.7 million for the same period in 2001. This decrease was primarily due to lower net new business related to program distribution and DTH video revenues of $15.7 million, as well as lower revenues recorded in 2002 as a result of customer credit issues of $4.0 million. These decreases were partially offset by an increase in occasional video services revenues of $6.0 million, which primarily related to the 2002 FIFA World Cup, and higher termination fee revenues of $4.9 million recorded during the year ended December 31, 2002. Operating lease revenues from network services were $219.1 million for the year ended December 31, 2002, as compared to $219.5 million recorded for the year ended December 31, 2001. This decrease is primarily attributable to reduced revenues recorded as a result of customer credit issues of $8.4 million and lower Internet related revenues of $2.3 million, partially offset by $9.6 million of additional network services revenues recorded during the year ended December 31, 2002.

     Revenues from operating leases of transponders, satellite services and other decreased $9.5 million, or 1%, to $792.7 million, or 98% of total revenues, for the year ended December 31, 2002, from $802.2 million, or 92%, of total revenues, for the same period in 2001. This decrease was primarily due to lower program distribution and DTH video revenues, partially offset by an increase in occasional video services revenue which was largely attributable to the 2002 FIFA World Cup. Revenues from outright sales and sales-type leases were $19.6 million for the year ended December 31, 2002, a decrease of $48.3 million, compared to $67.9 million for the year ended December 31, 2001. This decrease is primarily the result of the $45.5 million of new sales-type lease revenue recorded during the year ended December 31, 2001 which was discussed above. Included within total sales and sales-type lease revenue for the years ended December 31, 2002 and 2001 was interest income related to sales-type leases of $19.6 million and $22.4 million, respectively.

     Cost of Outright Sales and Sales-Type Leases of Transponders. The Company recorded $12.8 million of costs of sales-type leases of transponders for the year ended December 31, 2001 for which there was no comparable transaction in 2002.

     Direct Operating Costs. Direct operating costs decreased $23.7 million, or 15%, to $129.2 million for the year ended December 31, 2002, from $152.9 million during the same period in 2001. The decrease in direct operating costs was primarily related to the operational streamlining that has occurred over the last year including lower webcast services (previously called NET-36) costs of $10.2 million and lower consulting and professional fees of $5.3 million. In addition, the Company recorded additional costs of $4.4 million in 2001 as compared to 2002 as a result of the Company's revenue share with the Galaxy VIII-i insurers.

     Selling, General and Administrative Expenses. Selling, general and administrative costs decreased $16.9 million, or 15%, to $99.2 million for the year ended December 31, 2002, from $116.1 million during the same period in 2001. The decrease was primarily due to decreased expenses related to webcast services of $8.9 million, reduced advertising and promotional costs of $3.0 million, decreased bad debt expense of $2.7 million, and lower legal and professional costs of $2.5 million.

     Facilities Restructuring and Severance Costs. Facilities restructuring and severance costs increased $5.5 million, or 67%, to $13.7 million for the year ended December 31, 2002, from $8.2 million in 2001. The 2002 costs are primarily attributable to the restructuring of certain of the Company's facilities. The 2001 costs represent severance charges related to the Company's expense reduction and webcast services restructuring plan which commenced in the third quarter of 2001 (See Note 10 to the Company's Consolidated Financial Statements, "Facilities Restructuring and Severance Costs").

     Gain on Insurance Claims. During the year ended December 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations. (See "Liquidity and Capital Resources -- Insurance Settlements" below). There was no comparable transaction during 2001.

     Loss on Conversion of Sales-Type Leases. On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in the year ended December 31, 2002 of $18.7 million. There was no comparable transaction in 2001.

     Depreciation and Amortization. Depreciation and amortization decreased $79.0 million, or 19%, to $335.7 million for the year ended December 31, 2002, from $414.7 million during the same period in 2001. This decrease is primarily due to the elimination of goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") during 2002 of approximately $65 million, lower depreciation related to Galaxy VIII-i of $31.0 million which was fully depreciated in July of 2002, and lower depreciation expense recorded in 2002 of $12.3 million as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See "Gain on Insurance Claims" above). These decreases were partially offset by an increase in non-satellite depreciation of $16.7 million and additional depreciation expense of $13.5 million related to three satellites placed in-service during 2001 and 2002.

     Income from Operations. Income from operations increased $90.5 million, or 55%, to $255.9 million for year ended December 31, 2002 from $165.3 million during the same period in 2001. Excluding $32.7 million related to the sales-type lease recorded during the year ended December 31, 2001 the increase was primarily due to the Company's operational streamlining that has occurred over the last year, the elimination of goodwill amortization as a result of the adoption of SFAS 142 (See "Recent Accounting Pronouncements" below) during the first quarter of 2002, and several significant transactions, which were recorded during the year ended December 31, 2002. These significant transactions included the recording of a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; the recording of additional net facilities restructuring and severance charges of $5.5 million related to several of the Company's U.S. locations; and the recording of a $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the company's customers.

     Interest Expense, Net. Interest expense, net increased $28.0 million, or 25%, to $139.2 million for the year ended December 31, 2002 compared to $111.2 million during the same period in 2001. Interest expense, net was recorded net of capitalized interest of $27.3 million and $23.3 million during 2002 and 2001, respectively, and net of interest income of $15.2 million and $13.5 million during 2002 and 2001, respectively. The increase in interest expense, net was primarily attributable to higher interest expense related to the new debt acquired as a result of the Refinancing partially offset by higher capitalized interest of $4.0 million.

     Income Tax Expense. Income tax expense increased $5.6 million, or 24%, to $29.2 million for the year ended December 31, 2002, compared to $23.6 million during the same period in 2001. The increase in income tax expense for the twelve months ended December 31, 2002, was primarily due to an increase of $62.5 million in income before income taxes and extraordinary item. The reduction in the Company's effective income tax rate from 43.5% in 2001 to 25% in 2002 was primarily a result of the elimination of goodwill amortization due to the adoption of SFAS 142.

     Extraordinary Loss on Early Extinguishment of Debt. On February 25, 2002, the Company completed its Refinancing and repaid the $1.725 billion indebtedness owed under the term loan to Hughes Electronics (See "Liquidity and Capital Resources -- Long-term Debt" below). In conjunction with this repayment, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the twelve months ended December 31, 2002 as an extraordinary loss on early extinguishment of debt. There was no comparable transaction in 2001. Upon adoption of the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS 145") on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145 (See "Recent Accounting Pronouncements" below).

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

     Facilities Restructuring and Severance Costs. The Company recorded severance costs of $8.2 million for the year ended December 31, 2001 for which there were no comparable costs during the same period in 2000. These costs were related to the Company's expense reduction and NET-36 restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the reduction in workforce of 147 employees. Also included in these costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. These severance costs were primarily related to employee compensation and employee benefits. Approximately $5.3 million of the $8.2 million of total severance costs were paid during 2001 and approximately $2.9 million were recorded within accrued liabilities on the consolidated balance sheet at December 31, 2001. Substantially all of the remaining accrued severance costs at December 31, 2001 are expected to be paid during 2002.

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

GOODWILL

     On January 1, 2002, the Company adopted SFAS 142. Among other things, SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. PanAmSat has determined that, for such impairment testing, the Company has only one reporting unit, which is at the enterprise level.

     In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge was required. In the third quarter of 2002, PanAmSat disclosed that it will perform its annual impairment test for its reporting unit during the fourth quarter of each year, beginning with the fourth quarter of 2002. In conjunction with this annual impairment test, the Company utilized an independent valuation expert to assist the Company in assessing the fair value of the reporting unit. This independent valuation, which was prepared utilizing a discounted cash flow approach, resulted in a fair value for the reporting unit which exceeded the carrying value of the Company's goodwill and, as such, no impairment charge was required. If an impairment loss results from future impairment tests, the loss will be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to PanAmSat's results of operations.

     The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of December 31, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

                                                           YEAR ENDING DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
Income before extraordinary item:
Reported income before extraordinary item..............  $87,530   $30,604   $125,597
Goodwill amortization..................................       --    64,960     64,960
                                                         -------   -------   --------
Adjusted income before extraordinary item..............  $87,530   $95,564   $190,557
                                                         =======   =======   ========
Net income:
Reported net income....................................  $85,048   $30,604   $125,597
Goodwill amortization..................................       --    64,960     64,960
                                                         -------   -------   --------
Adjusted net income....................................  $85,048   $95,564   $190,557
                                                         =======   =======   ========
Earnings per share before extraordinary item
  -- basic and diluted:
Reported earnings per share before extraordinary item
  -- basic and diluted.................................  $  0.59   $  0.20   $   0.84
Goodwill amortization per share........................       --      0.43       0.43
                                                         -------   -------   --------
Adjusted earnings per share before extraordinary item
  -- basic and diluted.................................  $  0.59   $  0.63   $   1.27
                                                         =======   =======   ========
Net income per share -- basic and diluted:
Reported net income per share -- basic and diluted.....  $  0.57   $  0.20   $   0.84
Goodwill amortization per share........................       --      0.43       0.43
                                                         -------   -------   --------
Adjusted net income per share -- basic and diluted.....  $  0.57   $  0.63   $   1.27
                                                         =======   =======   ========

SIGNIFICANT ACCOUNTING POLICIES -- RESULTS OF OPERATIONS

     The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

 REVENUE RECOGNITION:

     As a leading global facilities-based provider of video, broadcasting and network services through satellites, we derive our revenue primarily from our video and network services. Our video services generate the majority of our revenues. We expect video services to continue to generate the majority of our revenues.

     For 2002, 2001 and 2000 we derived our revenues from the following service areas:

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                              ---------------------
SERVICES                                                      2002    2001    2000
--------                                                      -----   -----   -----
Video services..............................................    66%     68%     69%
Network services............................................    27      25      26
Other services..............................................     7       7       5
                                                               ---     ---     ---
     Total..................................................   100%    100%    100%
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

    Operating Leases and Short-Term Agreements

     Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years. Long-term operating leases provide us with a stable and predictable source of revenue. Short-term leases and occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectability is not reasonably assured. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. Except for certain deposits, the Company is not obligated to refund operating lease payments previously made. Operating lease, satellite services and other revenues for the years ended December 31, 2002, 2001, and 2000 represented 97.6%, 92.2% and 76.2%, respectively, of our consolidated revenues for those periods. The lower percentage of consolidated revenue in 2000 was due primarily to the large amount of sales-type leases and outright sales that we recorded during 2000.

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

     We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of the lease agreement. As of December 31, 2002 we had sales-type lease arrangements covering 20 transponders, in 36 MHz equivalents, on our 21 satellites currently in orbit. Typically, our long-term leases qualify as sales-type leases under the relevant accounting standards because the terms of the leases are equal to 75% or more of the estimated economic life of the related satellite. During the years ended December 31, 2002, 2001, and 2000, we recorded revenue of $0, $45.5 million and $165.8 million, respectively, related to new sales-type leases. We do not expect to enter into a significant amount of sales-type leases in the future, although this result may change in response to future customer requests.

    Outright Sales Contracts

     Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue. We have sold the rights to 41 transponders, in 36 MHz equivalents, on our 21 satellites currently in orbit. In 2000, outright sales were $53.4 million, or approximately 5% of our revenues. We did not enter into any outright sales during the years ended December 31, 2002 or 2001, and we expect outright sales of transponder capacity to occur infrequently in the future, as requested by our customers.

    TT&C Services and Other Services

     We provide TT&C services for satellites owned by other satellite operators and also in connection with outright sales contracts. Revenues from TT&C service agreements represented approximately 3.5%, 3.0% and 2.7% of our revenues for the years ended December 31, 2002, 2001 and 2000, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. For a significant portion of our customer lease agreements, we perform TT&C services for the customer but the fees for such services are included in the customer's monthly lease payment.

     Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2002, 2001 and 2000 were approximately 3.2%, 3.3% and 2.5%, respectively, of our revenues.

    Contracted Backlog

     Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases (See Note 3 to the Company's Consolidated Financial Statements, "Operating Leases and Net Investment in Sales-type Leases"). Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. Our contracted backlog for future services at December 31, 2002, 2001, and 2000 was $5.55 billion, $5.84 billion and $6.0 billion, respectively. Of the $5.55 billion of contracted backlog at December 31, 2002, we expect to realize approximately $717 million as revenue in 2003. Included in contracted backlog at December 31, 2002 was approximately $0.79 billion related to satellites to be launched. See "Liquidity and Capital Resources -- Contracted Backlog for Future Services." At December 31, 2002, our contracted backlog was comprised of the following:

                                                    CONTRACTED BACKLOG AT
CATEGORY                                              DECEMBER 31, 2002
--------                                            ---------------------
                                                        (IN BILLIONS)
Video services....................................          $4.69
Network services..................................           0.83
Other.............................................           0.03
                                                            -----
  Total...........................................          $5.55
                                                            =====

    Geographic Distribution of Revenues

     Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2002, 2001 and 2000 we derived our revenues from operations in the following regions, shown in percentages:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
REGION                                                2002           2001           2000
------                                            ------------   ------------   ------------
United States...................................       42%            40%            49%
Latin America...................................       23             22             18
Asia............................................       16             17             16
Other...........................................       19             21             17
                                                      ---            ---            ---
  Total.........................................      100%           100%           100%
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

     Direct operating costs are primarily comprised of costs to operate and maintain our satellites such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and occasional services. Selling, general and administrative costs primarily consist of sales and marketing expenses, salaries and benefits, and corporate general and administrative expenses. At the inception of an outright sale or a sales-type lease, the cost basis of the transponder and related insurance is charged to cost of the outright sale or sales-type lease.

     We have reduced our operating cost structure in order to improve our operating efficiency. Since July 2001, we have streamlined our operations, rationalized headcount and reduced general operating expenses. For the year ended December 31, 2002, our direct operating costs and selling, general and administrative expenses decreased a combined $40.6 million to $228.4 million as compared to $269.0 million in 2001. This decrease was primarily due to our continued focus on operational efficiencies.

SATELLITE DEPLOYMENT PLAN AND PLANNED SATELLITES

 SATELLITE DEPLOYMENT PLAN

     Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives or encounter other reductions or risks to their useful lives with new satellites to meet customer needs. Since the fourth quarter of 1999, we have launched seven satellites, in part to replace existing satellites and in part to serve markets in which we believe there is or will be a significant demand for additional transponders. All of these seven satellites have significant contracted backlog. In addition, we intend to selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities. In many cases, a "retired" satellite may be capable of continuing to offer services beyond the time that its replacement is deployed. In these cases, we typically seek to co-locate the older satellite with the new satellite or to move the older satellite to an interim location, in each case subject to applicable U.S. and foreign regulatory approvals.

     We generally enter into launch contracts for the launch of both specified and unspecified future satellites. For example, we may enter into a contract with a launch provider for the launch of multiple satellites, though the identity of all such satellites may not be determined at the time we enter into the contract. We believe that entering into multi-launch contracts in this manner gives us better terms and provides us with a hedge against the potential of increasing launch prices. Each of our launch contracts provides that we may terminate the contract at our option, subject to our payment of a specified termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of the failure of any launch, we may exercise the right to obtain a replacement launch within a specified period.

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

 PLANNED SATELLITES

     We expect to launch up to four satellites by the end of 2005, including:

     - Galaxy XII. This C-band satellite is being constructed by Orbital Sciences Corporation ("Orbital Sciences") and is designed to cover the United States. Scheduled to be launched in the second quarter of 2003, we expect this satellite to be co-located with our SBS-6 satellite.

     - Galaxy XIII/Horizons I Satellite. In August 2001, we entered into a strategic relationship with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, to expand digital services in North America. Through this relationship, called "Horizons," we and JSAT will jointly develop and market Ku-band video, data and Internet satellite services and will share revenues on a 50/50 basis for the Ku-band services. The jointly owned Horizons LLC will own the Ku-band payload for a new Boeing 601 HP satellite referred to as Galaxy XIII/Horizons I that is scheduled for launch in mid 2003. We will separately own, develop and market the C-band capacity on this new satellite as part of our Galaxy cable neighborhood. The C-band payload will replace the Galaxy IX satellite in our domestic U.S. fleet. Galaxy IX will become the U.S. Galaxy fleet backup satellite.

     In addition to Galaxy XII, we have two C-band satellites under construction by Orbital Sciences for United States coverage. These satellites were purchased together, in volume, to take advantage of available discounts. We are currently scheduled to launch the second Orbital Sciences satellite to replace Galaxy V prior to the end of its useful life in 2005 and the third Orbital Sciences satellite to replace Galaxy IR prior to the end of its useful life in 2006.

     At December 31, 2002, we had spent approximately $272.6 million on the four satellites that we plan to launch by the end of 2005, and we are under contract to spend an additional $108.6 million on these satellites for construction and launch, which is net of approximately $6.2 million of costs to be paid by JSAT in conjunction with our Horizons strategic relationship. These amounts do not include $65.8 million of satellite launch payments originally paid for the Galaxy VIII-iR launch that have been deferred to an unspecified future launch, $2.0 million of costs paid for another future launch, and approximately $8.2 million of contractual obligations for other unspecified launches. They also do not include amounts paid to the manufacturer for the construction of Galaxy VIII-iR, which contract was terminated (See "-- Liquidity and Capital
Resources -- Receivable from Satellite Manufacturer" above).

     In December 2002, we terminated one of our noncontingent agreements with Orbital Sciences Corporation for the construction of a Ka-band satellite. Such termination was in accordance with the Company's Ka-band strategy which included relinquishing all but one of our U.S. Ka-band orbital locations, which would have required systems to be placed in service before 2005, and filing for new authorizations in Australia. This filing and return of authorizations allows the Company more time to place Ka-band satellites in service. We are exploring the business case for use of the remaining Ka-band satellite under construction by Orbital Sciences Corporation and may conclude that we will not pursue the construction of this satellite to completion.

LIQUIDITY AND CAPITAL RESOURCES

 CASH AND CASH EQUIVALENTS

     At December 31, 2002, we had cash and cash equivalents of $784.0 million, compared to $443.3 million at December 31, 2001. During the year ended December 31, 2002 the Company received $215 million as a result of the settlement of the PAS-7 insurance claim (See "Insurance Settlements" below) and invested approximately $100 million in commercial paper (See "Short-Term Investments" below).

 SHORT-TERM INVESTMENTS

     At December 31, 2002, we had short-term investments of $99.8 million, for which there was no comparable balance as of December 31, 2001. The short-term investments primarily consist of commercial paper with original maturities of up to nine months. All of the short-term investments held as of December 31, 2002 have remaining maturities of four months or less. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders' equity.

 LONG-TERM DEBT

     At December 31, 2002, the Company had total debt outstanding of $2.55 billion, including current maturities of $200 million related to the Company's 6.0% notes due in 2003. The $200 million 6.0% notes matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

     In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.759 billion in the aggregate, after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics.

     The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts (described below) commencing in 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on the Company's total leverage ratio. As of December 31, 2002, this commitment fee rate was 0.50% per year, and the Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. At December 31, 2002, the applicable interest rate on the Term A Facility was 4.42%, the applicable interest rate on the Term B Facility was 4.92%, and the unused commitment fee for the period from February 25, 2002 through December 31, 2002 was approximately $1.1 million.

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

     In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B facility though the maturity date of the interest rate hedge. During the year ended December 31, 2002, no ineffectiveness was recognized in the statement of operations on this hedge. In the unlikely event that the counter party, Deutsche Bank, fails to meet the terms of the interest rate hedge agreement, the Company's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counter party. Amounts accumulated in other comprehensive income ("OCI") related to this cash flow hedge are reclassified into earnings as interest is accrued on the hedged transaction. The amount accumulated in OCI will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the interest rate hedge agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of the outstanding interest-rate hedge agreement as of December 31, 2002, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.5 million.

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

     Pursuant to the Registration Rights Agreement, on April 26, 2002 the Company initiated the filing of a registration statement on Form S-4 with the SEC in relation to an exchange of the Senior Notes for an equal amount of new notes registered under the Securities Act and otherwise with substantially identical terms. Following the effectiveness of the Form S-4 registration statement in November 2002 these registered notes were issued in exchange for all of the Company's existing Senior Notes in an exchange offer.

     Also, pursuant to the Registration Rights Agreement, the Company paid additional interest on the Senior Notes for the period between August 1, 2002 and November 26, 2002. The obligation to pay additional interest ended on November 26, 2002, the day before the SEC declared the Company's exchange offer registration statement on Form S-4 effective. The SEC previously had delayed the effectiveness of such registration statement until the review process for the registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics was completed. The additional interest was 25 basis points for the period from August 1, 2002 through October 29, 2002 and 50 basis points for the period from October 30, 2002 through November 26, 2002. During the year ended December 31, 2002, the Company paid additional interest of $0.8 million in relation to the delayed effectiveness of this registration statement.

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

     In conjunction with the Refinancing, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt. Upon adoption of the provisions of SFAS 145 on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145 (See "Recent Accounting Pronouncements" below).

     The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility. The $200 million 6% notes matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

     We maintained a multi-year revolving credit facility (the "Pre-Existing Revolver") and a commercial paper program (the "Commercial Paper Program") that provided for aggregate short-term and long-term borrowings of $500.0 million. On February 25, 2002, we obtained a new $250.0 million Revolving Credit Facility in connection with the Refinancing (described above) and we terminated the Pre-Existing Revolver. Borrowings under the Pre-Existing Revolver and the Commercial Paper Program bore interest at a rate equal to LIBOR plus a spread based on our credit rating. No amounts were outstanding under the Pre-Existing Revolver or the Commercial Paper Program at the date of their termination in February 2002.

     The Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes") as of December 31, 2001. The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25%, matured on January 2, 2002 and were repaid in full plus accrued interest on that date from available cash.

 CONTRACTED BACKLOG FOR FUTURE SERVICES

     Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.55 billion backlog as of December 31, 2002, approximately $4.13 billion, or 74.5% related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that six of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $1.05 billion of our backlog as of December 31, 2002. DIRECTV Latin America announced in January 2003 that it has initiated discussions with certain programmers, suppliers, lenders, and business associates, including PanAmSat, to reduce excessive fixed costs and a substantial debt burden. In that announcement, DIRECTV Latin America indicated that if those discussions are not successful in the near future, they may file for a restructuring under Chapter 11 of the U.S. bankruptcy law. At December 31, 2002, DIRECTV Latin America represented approximately $572 million, or 10% of our total backlog, and $57.5 million, or 7.1% of our expected 2003 revenues. The smallest of these six customers represented approximately $40.6 million, or 0.7% of our total backlog, and $4.0 million, or 0.5% of our expected 2003 revenues. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

 RECEIVABLE FROM SATELLITE MANUFACTURER

     Our customer for all of the capacity on the Galaxy VIII-iR satellite has exercised its pre-launch right to terminate its lease agreement with us. We and the manufacturer have agreed in principle to terminate the construction contract by mutual agreement, subject to the execution of mutually acceptable documentation, but we cannot assure you that this will occur. In connection with the termination of the contract, as of December 31, 2002, we had a receivable due from the satellite manufacturer of $72.0 million, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. The Company expects that it will collect substantially all of this receivable and does not anticipate recording a charge to earnings related to this receivable. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

 FACILITIES RESTRUCTURING AND SEVERANCE COSTS

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

     The Company recorded severance costs of $8.2 million for the year ended December 31, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 (now webcast services) restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. In the third quarter of 2002, the Company recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual costs being lower than originally estimated.

     At December 31, 2002, the Company had $7.8 million of accruals remaining from the facilities restructuring and severance charges recorded during 2002 and 2001. The remaining accruals primarily relate to long-term lease obligations.

  TELEPORT CONSOLIDATION PLAN

     In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports which are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and

Castle Rock teleports will provide reduced services. Our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek.

     The Company estimates that this consolidation plan will result in an overall gain of approximately $2 million, of which a loss of approximately $4 million will be incurred in 2003 and a net gain of approximately $6 million will result in 2004. These costs consist of approximately $3 million of severance related costs for which the employees will be required to perform future services, a $1 million charge related to the write-off of machinery and equipment costs and a net gain on disposal of land, buildings and equipment related to the teleports of approximately $6 million. Severance related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 45 employees.

  INSURANCE SETTLEMENTS

     In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim by payment to the Company of $215 million. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. The Company received the $215 million of insurance proceeds in 2002.

     In January 2001, we received a payment of approximately $132.4 million relating to an insurance claim we filed with respect to our Galaxy VII satellite. The insurance settlement was recognized as an offset to the carrying value of the satellite and resulted in a $3.4 million gain from proceeds in excess of the carrying value in 2000.

     In the third quarter of 2000, the Galaxy VIII-i satellite experienced difficulties with its xenon ion propulsion system ("XIPS"), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and position relative to earth. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft was expected to reach its end-of-life in late 2002. PanAmSat accelerated depreciation of the spacecraft to reflect its revised operational life, resulting in an increase in its depreciation expense beginning in the fourth quarter of 2000 of approximately $15.0 million per quarter through July 2002. Galaxy VIII-i is now fully depreciated and is being operated in an inclined orbit as a supplement to Galaxy IIIC.

     In September 1999, in connection with anomalies on Galaxy VIII-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999 and the remainder was collected during 2000. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss has been recognized as a result of these settlements.

  CAPITAL EXPENDITURES

     We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, our non-satellite capital expenditures were $11.8 million, $98.0 million, and $85.1 million, respectively. As a result of the expenditures made prior to 2002, we do not anticipate significant capital expenditures on non-satellite infrastructure in the near future.

     We made $294.3 million of capital expenditures in 2002 and $338.2 million of capital expenditures in 2001. We have presently budgeted approximately $180 million for capital expenditures in 2003.

  SUFFICIENCY OF FUNDS

     We believe that amounts available under the Revolving Credit Facility, future cash flows from operations and available cash and short-term investments, will be sufficient to fund our operations, debt service requirements and our remaining costs for the construction and launch of satellites currently under development for at least the next 12 months. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to cover any shortfall in funding for additional launches caused by launch failures, cost overruns, delays, capacity shortages or other unanticipated expenses.

     In addition, if we were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, we may be required to seek additional financing. There can be no assurance that additional funds will be available at all or that, if available, will be obtained at terms favorable to us. Additional financing could also be dilutive. If circumstances were to require us to incur additional indebtedness, our ability to incur any such additional indebtedness would be subject to the terms of our outstanding indebtedness. The failure to obtain such financing could have a material adverse effect on our financial condition and results of operations.

  CASH FLOW ITEMS

     Net cash provided by operating activities increased $1.6 million to $542.0 million for the year ended December 31, 2002 from $540.4 million for the year ended December 31, 2001. This increase is primarily attributable to an increase in net income adjusted for non-cash items of $22.7 million and a decrease in the cash used within prepaid expenses and other assets of $12.6 million. The decrease in cash used within prepaid expenses and other assets is primarily a result of: (1) an increase in the cash provided within prepaid satellite insurance of $5.9 million; and (2) an increase in cash provided within prepaid expenses and deferred charges for webcast services of $3.4 million. These increases in cash provided by operating activities were partially offset by a decrease in cash provided within accounts payable and accrued liabilities of $36.3 million primarily resulting from the timing of payments to vendors, including satellite insurance payments.

     Net cash provided by operating activities increased to $540.4 million for the year ended December 31, 2001 from $456.4 million for the year ended December 31, 2000. The increase of $84.0 million was primarily attributable to: (1) an increase in net income adjusted for non-cash items of $40.3 million; (2) the decrease in cash used within prepaid expenses and other of $40.2 million primarily resulting from a decrease in prepaid in-orbit insurance related to fewer satellites placed in-service in 2001 as compared to 2000; and (3) an increase in cash provided within accounts payable and accrued expenses of $22.0 million primarily resulting from the timing of payments to vendors. These increases in cash provided by operating activities were partially offset by a decrease in cash provided within operating leases and other receivables of $19.2 million as a result of the effects on cash flows of the changes in accounts receivable.

     Net cash used in investing activities was $179.1 million for the year ended December 31, 2002, compared to net cash used in investing activities of $203.8 million for the year ended December 31, 2001. The decrease of $24.7 million in net cash used in investing activities was primarily due to the receipt of $82.6 million of additional proceeds from insurance claims during the year ended December 31, 2002 as compared to the year ended December 31, 2001 and a reduction in capital expenditures in 2002 of $43.9 million as compared to 2001. These decreases were partially offset by an increase of $99.8 million in cash used to purchase short-term investments during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

     Net cash used in investing activities was $203.8 million for the year ended December 31, 2001, compared to net cash used in investing activities of $394.2 million for the year ended December 31, 2000. The decrease in net cash used in investing activities of $190.3 million was primarily due to the receipt of $96.2 million of additional proceeds from insurance claims during the year ended December 31, 2001 as compared to the year ended December 31, 2000 and a reduction in capital expenditures for satellite systems under development in 2001 of $111.4 million as compared to 2000. The decrease in cash used in investing activities was partially offset by additional proceeds received from the sale of equipment of $17.2 million in 2001 as compared to 2000.

     Net cash used in financing activities decreased $1.3 million to $21.3 million for the year ended December 31, 2002, from $22.6 million for the year ended December 31, 2001. The decrease in net cash used in financing activities in 2002 was primarily due to $1.8 billion of new borrowings obtained in the 2002 Refinancing as well as $21.2 million of repayments of long-term debt in 2001. These decreases in net cash used in financing activities were partially offset by repayments of long-term debt of $1.772 billion under the Hughes Electronics term loan which was completed in February 2002 and the repayment of the Galaxy IIIR Notes in January 2002, as well as debt issuance costs paid during 2002 of $41.4 million related to the Refinancing.

     Net cash used in financing activities decreased to $22.6 million for the year ended December 31, 2001, from $50.1 million for the year ended December 31, 2000. The decrease of $27.5 million in net cash used in financing activities in 2001 was primarily attributable to lower scheduled repayments of long-term debt of $35.2 million during 2001, partially offset by a reduction in stock issued in connection with employee benefit plans in 2001 as compared to 2000.

     For the year ended December 31, 2002 cash decreased by $0.8 million as a result of foreign exchange rate changes, as compared to $0 for the years ended December 31, 2001 and 2000. The decrease in 2002 was primarily attributable to the devaluation of the Brazilian Real and increased activity in Brazil after the Company opened its first Brazilian sales office in December 2001.

COMMITMENTS AND CONTINGENCIES

  SATELLITE COMMITMENTS

     We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through December 31, 2002, and we have approximately $116.8 million of expenditures remaining to be made under existing satellite launch and construction contracts. Included in these future expenditures are costs related to three C-band satellites under construction by Orbital Sciences for United States coverage. These satellites were purchased together, in volume, to take advantage of available discounts. (See "Satellite Deployment Plan and Planned Satellites -- Planned Satellites").

  SATELLITE INSURANCE

     On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that the proof of loss with respect to these two satellites will be accepted by the insurers. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

     As of December 31, 2002, we had in effect launch and in-orbit insurance policies covering 16 satellites in the aggregate amount of $1.9 billion, including Galaxy VI, which was deorbited in January 2003. We have six uninsured satellites in orbit: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy VIII-i, which continues to operate in an inclined orbit as a supplement to Galaxy IIIC; and Galaxy XI. The Galaxy XI launch insurance policy lapsed in December 2002. The Company elected not to purchase additional in-orbit insurance for this satellite as the available terms were not commercially reasonable. The claim for constructive total loss made under the launch policy was for losses experienced prior to the expiration of the policy.

     Of the insured satellites, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and will serve as a fleet backup.

     At December 31, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $498.8 million related to uninsured satellites and $536.1 million related to satellites insured by Significant Exclusion Policies.

     A supplemental policy on Galaxy IVR for coverage of $22 million related to sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion.

     See "Risks Relating to Our Business -- Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance."

  PANAMSAT CORPORATION LONG-TERM INCENTIVE PLAN

     Effective December 7, 2000, the Company amended the PanAmSat Corporation Long-Term Incentive Plan (the "Stock Plan") to provide that, upon a "Change in Control" of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. A "Change in Control" is defined as (i) any transaction or series of transactions pursuant to which Hughes Electronics and/or GM does not directly or indirectly own more than 50% of the outstanding Common Stock, in value, of the Company or any successor surviving entity; or (ii) the sale or distribution of all or substantially all of the assets of the Company to an unrelated entity or entities or to an entity in which Hughes Electronics and/or GM does not directly or indirectly own more than 50% in value of the equity of such entity. The Company currently estimates that upon a Change-In Control, the Company will be required to record a charge of up to approximately $2.6 million within its consolidated statement of income as a result of this amendment.

  SATELLITE INCENTIVE OBLIGATIONS

     Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2002 the Company had $152.1 million recorded in relation to these satellite incentive obligations.

  CUSTOMER AND VENDOR OBLIGATIONS

     The Company has certain contracts with its customers which require the Company to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31,

2002, the Company had commitments under these customer contracts which aggregated approximately $42.0 million related to the provision of equipment, services and other support.

     The Company has certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2002, the Company had commitments under these vendor contracts which aggregated approximately $59.3 million related to the provision of equipment, services and other support.

  OTHER

     The Company has commitments for operating leases primarily relating to equipment and its executive office facilities in Wilton, Connecticut and various other facilities. As of December 31, 2002, the Company's future minimum lease commitments under operating leases aggregated approximately $36.0 million.

     Boeing Satellite Systems, Inc. ("Boeing"), formerly Hughes Space and Communications Company Inc. ("HSC"), has security interests in certain transponders on the Company's PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive obligations of $49.1 million owed by the Company to Boeing as of December 31, 2002 pursuant to satellite construction contracts.

     In conjunction with the sale-leaseback of certain office equipment, which was entered into in the fourth quarter of 2001, the CIT Group, the purchaser and lessor, has a security interest in the equipment, which has a total cost of approximately $1.7 million.

     The following schedule summarizes the Company's contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

                                                   PAYMENTS DUE BY PERIOD
                               --------------------------------------------------------------
                                            LESS THAN
CONTRACTUAL OBLIGATIONS          TOTAL      ONE YEAR    1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------        ----------   ---------   ---------   ---------   -------------
Total Debt...................  $2,550,000   $200,000    $424,000    $179,000     $1,747,000
Satellite Incentive
  Obligations................     152,113     11,995      24,963      25,178         89,977
Operating Leases.............      35,970      5,157       9,575       9,658         11,580
Satellite Construction and
  Launch Contracts...........     116,776     62,551      51,225       3,000             --
Customer Contracts...........      41,951      6,676      11,443       7,131         16,701
Vendor Contracts.............      59,323      8,467      15,566       9,816         25,474
                               ----------   --------    --------    --------     ----------
Total Contractual
  Obligations................  $2,956,133   $294,846    $536,772    $233,783     $1,890,732
                               ==========   ========    ========    ========     ==========

     The $200 million of debt shown above as due in less than one year matured on January 15, 2003 and was repaid in full, plus accrued interest of $6.0 million, from available cash.

     The total debt and satellite incentive obligations shown above exclude interest payments due.

     As of December 31, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

MARKET RISKS

     We manage our exposure to market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges to manage market risks. Additional information regarding our interest rate hedge is contained within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources -- Long-Term Debt" above. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

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

     We did not experience any material changes in interest rate exposures during the year ended December 31, 2002. Based upon economic conditions and leading market indicators at December 31, 2002, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

     As of December 31, 2002, long-term debt consisted of fixed-rate borrowings of $1.35 billion, $900 million of floating rate debt, and $100 million of floating rate debt that has been exchanged for a fixed-rate obligation on $100 million through August 30, 2005 (refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Long-Term Debt" above). As of December 31, 2001, long-term debt consisted of fixed-rate borrowings of $750 million, $1.725 billion of floating rate Merger related borrowings due to Hughes Electronics and various other fixed and floating rate borrowings. PanAmSat is subject to fluctuating interest rates on its floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at December 31, 2002 and 2001 would be a reduction in cash flows of approximately $4.3 million and $4.2 million, respectively, and a reduction in net income of approximately $2.4 million in each year.

     Fluctuations in interest rates may also affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At December 31, 2002 and 2001, outstanding fixed-rate borrowings bore interest at rates ranging from 6.0% to 8.5% and 6.0% to 6.875%, respectively, and sales type lease receivables bore interest between 8.00% and 12.00%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $65.9 million and $3.4 million as of December 31, 2002 and $30.2 million and $7.5 million as of December 31, 2001, respectively.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH HUGHES ELECTRONICS AND ITS AFFILIATES

  Acquisition of Hughes Global Services

     In January 2003, the Company announced that an agreement in principle had been reached with Hughes Electronics for the purchase of substantially all of the assets of Hughes Global Services, Inc. ("HGS") for approximately $8 million in cash and the assumption of certain liabilities, subject to certain adjustments. The revenues of HGS in 2002, less intercompany revenues recorded by PanAmSat, were approximately $38 million. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. They provide fixed and mobile satellite services with worldwide coverage using a wide range of satellites and satellite operators and equipment from a variety of suppliers. The acquisition of the HGS business will give the Company immediate access to a mature sales channel to the U.S. Government and government contractors through HGS' General Services Administration (GSA) contract vehicle and will create opportunities to sell satellite capacity and related services into U.S., Mexican, South African, Indian and other government initiatives. The acquisition will provide incremental preexisting revenues to our business and support our strategic initiative to expand our government service offerings. While the Company and Hughes Electronics have agreed in principle on the material terms of the purchase of the HGS business by PanAmSat, and we expect this transaction to close in March 2003, definitive documentation of the transaction is still under negotiation and we cannot assure you that we will be able to consummate the transaction or do so on the terms described above.

  Satellite Procurement Agreements

     We are a party to agreements with Boeing, formerly HSC, for the construction of three satellites. Prior to the sale of HSC to Boeing on October 6, 2000, HSC was an affiliate of ours. We believe the agreements, which became obligations of Boeing following the consummation of the sale by Hughes Electronics of HSC to The Boeing Company, are on commercially reasonable terms, as each was procured through a competitive bidding process. We entered into an agreement in October 1998 for the construction of up to six satellites (Galaxy XR, Galaxy IVR, PAS-9, PAS-10, Galaxy VIII-iR and Galaxy XIII), all of which were ordered. Galaxy XR, Galaxy IVR, PAS-9 and PAS-10 were placed in-service prior to 2002, and Galaxy XIII is currently under construction and is scheduled to be launched in mid 2003. We and Boeing have an agreement in principle to terminate the construction contract for Galaxy VIII-iR by mutual agreement. (See "Liquidity and Capital Resources -- Receivable from Satellite Manufacturer" above). Pursuant to such agreements and prior agreements with HSC for the construction of PAS-2, PAS-3, PAS-4, PAS-5, PAS-6B, PAS-1R, Galaxy XI and Galaxy IIIC, a portion of the contract price (between 15% and 20%) for each satellite is paid in the form of incentive payments to be paid to HSC over a 12 to 15 year period after the construction and launch of the applicable satellite, contingent upon orbital performance over the design life of the satellite. Pursuant to our agreements with HSC, we recorded approximately $65.5 million of satellite purchases from

HSC during the year ended December 31, 2000. As HSC was sold to Boeing on October 6, 2000, we did not record any satellite purchases from HSC during 2002 or 2001.

  Satellite Services

     We are a party to agreements with Hughes Electronics and certain of its subsidiaries and affiliates (collectively, the "Hughes Entities") pursuant to which we provide satellite capacity, TT&C and other related services and facilities to the Hughes Entities, including Hughes Network Systems, Inc., HGS, DIRECTV Latin America LLC and DIRECTV, Inc. Revenues derived from the Hughes Entities were $166.5 million in 2002, or 20% of our revenues in 2002, $161.2 million in 2001, or 19% of our revenues in 2001, and $143.5 million in 2000, or 14% of our revenues in 2000, making the Hughes Entities collectively our largest customer in each of those periods.

     Included in the Company's total backlog of $5.55 billion as of December 31, 2002 is $0.83 billion of backlog from Hughes Electronics and its affiliates, of which $73.2 million may be terminated pursuant to certain contractual termination rights. Backlog represents future cash payments expected from customers under all long-term contractual agreements.

  Hughes Electronics Term Loan

     Prior to the Refinancing in February 2002, we had outstanding indebtedness owed to Hughes Electronics under the Hughes Term Loan in the amount of $1.725 billion. The term loan had a scheduled maturity date of June 24, 2003, although Hughes Electronics had the right to request that we use our best efforts to replace the term loan at an earlier date. Consistent with the terms of the loan agreement, Hughes Electronics exercised that right, and we repaid the Hughes Term Loan with the proceeds of the Refinancing on February 25, 2002. Quarterly payments of $50.0 million in principal were required on the term loan under certain circumstances depending upon the level of cash flow from operations and our credit ratings. We did not make, and were not required to make, any principal payments on the term loan prior to its repayment. During the years ended December 31, 2002, 2001 and 2000, we made approximately $7.2 million, $82.4 million and $120.1 million, respectively, of interest payments to Hughes Electronics on the term loan. The interest rate on the term loan was tied to the interest rate on our existing revolving credit facility. The interest rate on the term loan as of the repayment date was 2.30%.

     As a result of certain arrangements between Hughes Electronics and the Company, Hughes Electronics reimbursed the Company for certain fees and expenses incurred in the Refinancing. Such reimbursement was approximately $2.6 million and was received in 2002 (See "Liquidity and Capital Resources -- Long-Term Debt").

  Tax Sharing Arrangement

     We currently operate under a federal income tax sharing arrangement with Hughes Electronics, our parent corporation. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2002, our balance sheet reflected a deferred tax asset in the amount of $192.6 million attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits.

     Such tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics.

     During 2002, the Internal Revenue Service commenced an examination of the GM consolidated tax group for the years 1998-2000 of which the Company is a member. As a result, the Company's federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of this examination.

  Stockholder Agreement

     On May 17, 2002, the stockholder agreement between PanAmSat, HCI and certain of our stockholders terminated in accordance with its terms. Such agreement governed the election of directors to our Board of Directors, intercompany transactions, our ability to compete in certain lines of business, and HCI's ability to acquire our outstanding common equity interests.

  Other Hughes Transactions

     In addition, Hughes Electronics and other Hughes Entities lease to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and provide general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services, and permit the participation of us and our employees in certain discount programs, such as a business travel discount program and an automobile purchase discount program. During the years ended December 31, 2002, 2001 and 2000, we incurred expenses related to such arrangements with Hughes Entities of approximately $1.4 million, $1.9 million and $1.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In connection with the Company's Refinancing in the first quarter of 2002, the Company recorded an extraordinary loss on early extinguishment of debt as a result of the write-off of the remaining unamortized debt issuance costs related to the Hughes Electronics term loan (See "Liquidity and Capital Resources -- Long-term Debt" above). Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. This reclassification will have no effect on net income but will result in lower income before income taxes of $3.3 million for the quarter ended March 31, 2002 and year ended December 31, 2002. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of these provisions has not had a significant impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123," ("SFAS 148") which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. If a company adopts the expensing provisions of

Statement of Financial Accounting Standards No. 123 ("SFAS 123") in 2003, SFAS 148 allows for the following three methods of expensing stock options:

     1. the prospective method -- apply the expensing provisions only to options granted, modified or settled in the year of adoption or later; or

     2. the modified prospective method -- apply the provisions starting in the year of adoption only to options granted, modified or settled after 1994; or

     3. the retroactive restatement method -- restate all periods presented to reflect the fair value of employee options granted, modified or settled after 1994.

     In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had compensation expense for employee stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $10.9 million, or $0.07 per basic and diluted share in 2002, $15.2 million, or $0.10 per basic and diluted share in 2001 and $16 million, or $0.11 per basic and diluted share in 2000.

     The Company has elected to adopt the expensing provisions of SFAS 123 utilizing the prospective method beginning on January 1, 2003. Therefore, the Company will record compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the strike price of the options granted equaled the market price on the date of grant for all prior grants (refer to Note 9 to the Company's Consolidated Financial Statements, "Retirement and Incentive Plans").

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have a significant impact on our financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which a Company receives an interest after that date. This pronouncement is effective on January 1, 2004 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on our financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this issue will have on its consolidated results of operations or financial position, if any.

                         RISKS RELATING TO OUR INDUSTRY

ONCE LAUNCHED AND PROPERLY DEPLOYED, SATELLITES ARE SUBJECT TO SIGNIFICANT OPERATIONAL RISKS DUE TO VARIOUS TYPES OF POTENTIAL ANOMALIES.

     Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

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

     - problems with the control systems of the satellites, including:

          - failure of the primary and/or backup spacecraft control processor;
            and

          - failure of the xenon ion propulsion system ("XIPS") used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft's proper in-orbit position; and

     - general failures resulting from operating satellites in the harsh space environment.

     We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for operational redundancies of certain critical components in the satellite to minimize or eliminate service disruptions in the event of failure, we cannot assure you that we will not experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, or that upon the occurrence of an anomaly, an operational redundancy will be available. In particular, we may experience additional anomalies relating to the failure of the spacecraft control processor in certain of our Boeing 601 satellites (not including our Boeing 601 HP satellites), various anomalies associated with XIPS in our Boeing 601 HP satellites, or a progressive degradation of the solar arrays in certain of our Boeing 702 satellites.

     Two Boeing 601 satellites that we operated in the past and other Boeing 601s operated by others have experienced a failure of the primary and backup spacecraft control processors. Two of the Boeing 601 satellites that we currently operate have experienced a failure of the primary spacecraft control processor. We have two other Boeing 601 satellites in orbit that have not experienced any anomalies related to their spacecraft control processors, but we cannot assure you that similar anomalies will not occur on those models.

     Certain of the Boeing model 601 HP spacecraft have experienced various problems associated with XIPS. We operate seven satellites of this type. We cannot assure you that problems associated with XIPS or other propulsion systems on our satellites will not occur in the future.

     Two of the three Boeing 702 satellites that we operate and other Boeing 702s of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

     Certain of our satellites are currently covered by insurance policies. However, if we are adversely affected by the anomalies described above affecting those satellites, there can be no assurance that we will be reimbursed by the insurers, as they may dispute a payment obligation or the anomaly may occur outside of an insurance policy period. In addition, there can be no assurance that, following the expiration of the current policies, we will be able to procure new insurance that covers losses of those types. Further, there can be no assurance that we will be able to obtain insurance for such satellites on commercially reasonable terms.

     Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of operational redundancies. Anomalies may also cause a reduction of the expected useful life of a satellite, a reduction of the revenue generated by that satellite, or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially favorable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered.

NEW SATELLITES ARE SUBJECT TO LAUNCH FAILURES, THE OCCURRENCE OF WHICH CAN MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

     Satellites are subject to certain risks related to failed launches. Of the 36 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. Launch vehicles may also underperform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its useful life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a significant launch failure were to occur, our financial condition would be materially and adversely affected.

NEW OR PROPOSED SATELLITES ARE SUBJECT TO CONSTRUCTION AND LAUNCH DELAYS, THE OCCURRENCE OF WHICH CAN MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

     The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations.

THE MARKET FOR SATELLITE INSURANCE HAS HISTORICALLY FLUCTUATED SIGNIFICANTLY, AND WE MAY BE UNABLE TO OBTAIN NEW OR RENEWAL POLICIES ON COMMERCIALLY REASONABLE TERMS OR AT ALL.

     The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. In the last several years, the cost of obtaining launch and in-orbit policies on satellites reached historic lows but has recently begun to return to the higher levels for such policies that were common in the early 1990s. We expect the cost of obtaining such insurance to continue to rise and availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the effects of the September 11th terrorist attacks. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. For example, while we have since the late 1990s been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance recently have informed us that they are unwilling to insure for periods greater than one year. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

THE FIXED SATELLITE SERVICES INDUSTRY IS HEAVILY REGULATED, BOTH IN THE UNITED STATES AND ELSEWHERE, AND SUCH REGULATION COULD IMPEDE US FROM EXECUTING OUR BUSINESS PLAN.

     We are subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, or permit interference which could affect the use of our satellites, our business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that we will continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunications Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. More specifically, the risks of government regulation include:

     - the FCC reserves the right to require satellites within its jurisdiction to be re-located to a different orbital location if it determines that re-location is in the public interest;

     - our ability to replace an existing satellite with a new satellite is typically subject to FCC approval;

     - governments, including the U.S. government, have the ability to regulate satellite and terrestrial transmissions that have the potential to interfere with government operations, or other satellite or terrestrial commercial operations and such regulation could interfere with our contractual obligations to customers;

     - currently unused orbital slots that have been granted to us may be revoked if we do not utilize such slots prior to their expiration dates, as was the case with two slots previously granted to us that the FCC revoked in 2000.

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

WE FACE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     A significant portion of our business is conducted outside the United States. For the years ended December 31, 2002, 2001 and 2000, approximately 58%, 60% and 51% of our revenues were generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Although almost all of our contracts with foreign customers require payment in U.S. dollars, customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue abroad, where it could be hard for us to enforce our rights.

                         RISKS RELATING TO OUR BUSINESS

OUR FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE WERE TO SUFFER A LOSS THAT IS NOT ADEQUATELY COVERED BY INSURANCE.

     Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs ("Significant Exclusion Policies"). Some of our satellites are uninsured. Moreover, any claims under existing policies are subject to settlement with the insurers. As of December 31, 2002, we had in effect launch and in-orbit policies covering 16 satellites in the aggregate amount of $1.9 billion, six of which were covered by policies with Significant Exclusion Policies. Six of our satellites were uninsured. As of such date, the uninsured satellites and the satellites covered by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of approximately $1.0 billion. As our other insurance policies expire, we may elect to reduce or eliminate insurance coverage of certain other satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs make such insurance impractical and if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

     An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenue attributable to that loss. As of December 31, 2002, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled approximately $2.4 billion. As of December 31, 2002, insurance covered approximately $1.4 billion of these net insurable costs. The partial or complete failure of any revenue-producing satellites that are not substantially or fully insured could have a material adverse effect on our financial condition and results of operations.

OUR CUSTOMERS' INDUSTRY AND REGIONAL MARKET RISKS COULD MATERIALLY AND ADVERSELY AFFECT US.

     A significant portion of our business is with customers who may be adversely affected by recent events in certain industries and economic conditions in certain parts of the world. Of our top 25 customers, we have identified six, representing approximately $1.05 billion of our $5.55 billion backlog, who may face such a risk. Included in these six customers is our largest customer, DIRECTV Latin America. They have announced that they have initiated discussions with certain programmers, suppliers, lenders, and business associates, including the Company, to reduce excessive fixed costs and a substantial debt burden. In that announcement,

DIRECTV Latin America indicated that if those discussions are not successful in the near future, they may file for a restructuring under Chapter 11 of the U.S. bankruptcy law.

     If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of the obligations to us, it could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS IS CAPITAL INTENSIVE, AND WE MAY NOT BE ABLE TO ACCESS THE CAPITAL MARKETS WHEN WE WOULD LIKE TO RAISE CAPITAL.

     We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Industry participants often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. Our business is capital intensive and there can be no assurance that we will be able to satisfy our capital requirements in the future.

WE ARE SUBJECT TO SIGNIFICANT AND INTENSIFYING COMPETITION BOTH WITHIN THE FIXED SATELLITE SERVICES INDUSTRY AND OUTSIDE THE INDUSTRY FROM COMPANIES OFFERING OTHER MEANS TO TRANSMIT SIGNALS, SUCH AS THROUGH FIBER OPTICS.

     We face heavy competition in the fixed satellite services industry from companies such as newly-privatized Intelsat Ltd. and Eutelsat S.A.; SES Global ("SES Global"), the entity formed by the November 2001 acquisition of GE American Communications, Inc. by Societe Europeenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe's leading DTH services; New Skies Satellites N.V.; and Loral Space & Communications Ltd.; among others. Intensifying competition in this market, particularly as a result of the privatization in 2001 of both Intelsat and Eutelsat, may result in lower prices for our services, which may adversely affect our results. Many of the owners of Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat's owners have the incentive to, and may be able to, block us from entering certain non-U.S. markets. There has been a trend toward consolidation of major fixed satellite service providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world's largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

     In addition, we believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure and point to point applications, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

     Some of our direct and indirect competitors, both those in and outside of the fixed satellites services industry, have greater financial resources and operating flexibility than we do. This may permit them to respond better to changes in the industry.

                  RISKS RELATING TO THE COMPANY'S INDEBTEDNESS

OUR SUBSTANTIAL INDEBTEDNESS COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS, INCLUDING THE NOTES.

     Subject to the restrictions contained in the indenture governing our outstanding notes and in the agreement governing our Senior Secured Credit Facility obtained, we may incur additional indebtedness. Our substantial indebtedness could:

     - Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness;

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

THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

     The indenture governing our outstanding notes and the agreement governing our Senior Secured Credit Facility contain various covenants that limit our ability to, among other things:

     - Incur or guarantee additional indebtedness;

     - Make restricted payments, including dividends;

     - Create or permit to exist certain liens;

     - Enter into business combinations and asset sale transactions;

     - Make investments;

     - Reduce or eliminate insurance on our satellites;

     - Enter into transactions with affiliates; and

     - Enter into new businesses.

     These restrictions could limit our ability to obtain future financing, sell assets, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our Senior Secured Credit Facility also requires us to maintain specified financial ratios. Our ability to meet future financial ratios can be affected by events beyond our control, such as general economic conditions. Our failure to maintain any applicable financial ratios would prevent us from borrowing additional amounts under our Senior Secured Credit Facility and could result in a default under that facility, which could cause the indebtedness outstanding under the facility, and by reason of cross-acceleration or cross-default provisions, our outstanding notes and any other indebtedness we may then have, to become immediately due and payable. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facility could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them and the holders of our senior notes issued in 1998 to secure that indebtedness. If the lenders under our Senior Secured Credit Facility were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness, including the notes.

WE MAY BE UNABLE TO REPURCHASE THE SENIOR NOTES IF WE EXPERIENCE A CHANGE OF CONTROL.

     If we were to experience a change of control, as defined in the indenture governing the Senior Notes, we will be required to make an offer to purchase all of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. Our Senior Secured Credit Facility restricts our ability to repurchase notes, including the repurchase of notes under a change of control offer. Our failure to repay holders tendering notes upon a change of control would result in an event of default under the Senior Notes. A change of control, or an event of default under the Senior Notes, may also result in an event of default under our Senior Secured Credit Facility, which may result in the acceleration of the indebtedness under that facility requiring us to repay that indebtedness immediately. If a change of control were to occur, we cannot assure you that we would have sufficient funds to repay debt outstanding under the Senior Secured Credit Facility or to purchase the Senior Notes or any other securities which we would be required to offer to purchase or that become immediately due and payable as a result. We expect that we would require additional financing from third parties to fund any such purchases, and we cannot assure you that we would be able to obtain financing on satisfactory terms or at all.

OUR MAJORITY STOCKHOLDER AND OTHERS TO WHOM IT MAY BE BOUND MAY HAVE INTERESTS THAT CONFLICT WITH THOSE OF THE NOTEHOLDERS.

     Hughes Electronics beneficially owns approximately 81% of our common stock. As the majority stockholder, Hughes Electronics has the ability to control fundamental corporate transactions requiring the approval of our stockholders, including but not limited to the election of directors and the approval of significant corporate transactions, including a change of control. The interests of Hughes Electronics as a stockholder and the interests of others to whom Hughes Electronics may be bound may differ from the interests of the other stockholders and holders of the Company's indebtedness.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risks."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   63
Consolidated Statements of Income for Each of the Three
  Years Ended December 31, 2002.............................   64
Consolidated Balance Sheets -- December 31, 2002 and 2001...   65
Consolidated Statements of Changes in Stockholders' Equity
  and Other Comprehensive Income (Loss) for Each of the
  Three Years Ended December 31, 2002.......................   67
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 2002.............................   68
Notes to Consolidated Financial Statements..................   69

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PanAmSat Corporation

     We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
January 13, 2003
(February 28, 2003 as to the Repayment of the 6% Notes described in Note 6, the Revised Compensation Program described in Note 9, the Galaxy XI and PAS-1R Insurance
 Claims described in Note 11 and to Note 13)

                              PANAMSAT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2002           2001           2000
                                                     ------------   ------------   ------------
REVENUES:
  Operating leases, satellite services and other...  $    792,691   $    802,194   $    780,256
  Outright sales and sales-type leases.............        19,599         67,881        243,314
                                                     ------------   ------------   ------------
          Total revenues...........................       812,290        870,075      1,023,570
                                                     ------------   ------------   ------------
OPERATING COSTS AND EXPENSES:
  Cost of outright sales and sales-type leases.....            --         12,766         85,776
  Depreciation and amortization....................       335,717        414,744        337,450
  Direct operating costs (exclusive of depreciation
     & amortization)...............................       129,189        152,883        149,681
  Selling, general and administrative expenses.....        99,181        116,140         97,462
  Facilities restructuring and severance costs.....        13,708          8,223             --
  Gain on insurance claims.........................       (40,063)            --         (3,362)
  Loss on conversion of sales-type lease...........        18,690             --             --
                                                     ------------   ------------   ------------
          Total operating costs and expenses.......       556,422        704,756        667,007
                                                     ------------   ------------   ------------
INCOME FROM OPERATIONS.............................       255,868        165,319        356,563
INTEREST EXPENSE -- Net............................       139,161        111,153        128,205
                                                     ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM.............................................       116,707         54,166        228,358
INCOME TAX EXPENSE.................................        29,177         23,562        102,761
                                                     ------------   ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM...................        87,530         30,604        125,597
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  net of income taxes..............................        (2,482)            --             --
                                                     ------------   ------------   ------------
NET INCOME.........................................  $     85,048   $     30,604   $    125,597
                                                     ============   ============   ============
EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM -- basic and diluted........................  $       0.59   $       0.20   $       0.84
EARNINGS PER SHARE -- EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT -- basic and diluted......         (0.02)            --             --
                                                     ------------   ------------   ------------
NET INCOME PER SHARE -- basic and diluted..........  $       0.57   $       0.20   $       0.84
                                                     ============   ============   ============
Weighted average shares outstanding................   149,926,400    149,784,400    149,494,200
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                 2002         2001
                                                              ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  783,998   $  443,266
  Short-term investments....................................      99,785           --
  Accounts receivable -- net................................      34,276       34,468
  Net investment in sales-type leases.......................      22,858       24,886
  Prepaid expenses and other (principally prepaid
     insurance).............................................      43,170       34,375
  Deferred income taxes.....................................       7,889        8,181
  Receivable -- satellite manufacturer......................      72,007           --
                                                              ----------   ----------
          Total current assets..............................   1,063,983      545,176
                                                              ----------   ----------
SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- Net..........   2,865,279    3,152,082
NET INVESTMENT IN SALES-TYPE LEASES.........................     161,869      227,013
GOODWILL....................................................   2,238,659    2,238,659
DEFERRED CHARGES AND OTHER ASSETS...........................     157,948      133,880
                                                              ----------   ----------
TOTAL ASSETS................................................  $6,487,738   $6,296,810
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2002         2001
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $   77,309   $   88,269
  Current portion of long-term debt.........................     200,000       46,542
  Accrued interest payable..................................      50,961       23,988
  Deferred gains and revenues...............................      18,923       10,554
                                                              ----------   ----------
          Total current liabilities.........................     347,193      169,353
                                                              ----------   ----------
DUE TO AFFILIATES (principally merger related
  indebtedness).............................................          --    1,725,000
LONG-TERM DEBT..............................................   2,350,000      750,000
DEFERRED INCOME TAXES.......................................     417,843      381,754
DEFERRED CREDITS AND OTHER (principally customer deposits,
  deferred revenue and incentive payments)..................     295,160      278,143
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   3,410,196    3,304,250
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--400,000,000 shares
     authorized; 149,967,476 and 149,871,260 outstanding at
     December 31, 2002 and 2001, respectively...............       1,500        1,499
  Additional paid-in-capital................................   2,532,334    2,530,016
  Retained earnings.........................................     546,093      461,045
  Accumulated other comprehensive loss......................      (2,385)          --
                                                              ----------   ----------
          Total stockholders' equity........................   3,077,542    2,992,560
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $6,487,738   $6,296,810
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    COMMON STOCK                       ACCUMULATED                                OTHER
                              ------------------------   ADDITIONAL       OTHER                               COMPREHENSIVE
                                             PAR VALUE    PAID-IN     COMPREHENSIVE   RETAINED                   INCOME
                                SHARES        AMOUNT      CAPITAL         LOSS        EARNINGS     TOTAL         (LOSS)
                              -----------    ---------   ----------   -------------   --------   ----------   -------------
BALANCE, JANUARY 1,
  2000......................  149,351,786     $1,493     $2,509,652           --      $304,844   $2,815,989
Additional issuance of
  common stock..............      323,331          4         13,105           --            --       13,109
Net income..................           --         --             --           --       125,597      125,597     $125,597
                              -----------     ------     ----------      -------      --------   ----------     ========
BALANCE, DECEMBER 31,
  2000......................  149,675,117      1,497      2,522,757           --       430,441    2,954,695
Additional issuance of
  common stock..............      196,143          2          7,259           --            --        7,261
Net income..................           --         --             --           --        30,604       30,604     $ 30,604
                              -----------     ------     ----------      -------      --------   ----------     ========
BALANCE, DECEMBER 31,
  2001......................  149,871,260      1,499      2,530,016           --       461,045    2,992,560
Additional issuance of
  common stock..............       96,216          1          2,318           --            --        2,319
Unrealized loss on cash flow
  hedge.....................           --         --             --      $(1,546)           --       (1,546)    $ (1,546)
Unrealized gain on
  short-term investments....           --         --             --            1            --            1            1
Foreign currency translation
  adjustment................           --         --             --         (840)           --         (840)        (840)
Net income..................           --         --             --           --        85,048       85,048       85,048
                              -----------     ------     ----------      -------      --------   ----------     --------
BALANCE, DECEMBER 31,
  2002......................  149,967,476     $1,500     $2,532,334      $(2,385)     $546,093   $3,077,542     $ 82,663
                              ===========     ======     ==========      =======      ========   ==========     ========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                               2002         2001        2000
                                                            -----------   ---------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income..............................................  $    85,048   $  30,604   $125,597
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gross profit on sales-type leases....................           --     (32,715)  (136,437)
     Depreciation and amortization........................      335,717     414,744    337,450
     Deferred income taxes................................       38,107      10,811     73,194
     Amortization of debt issuance costs and other
       deferred charges...................................       12,474       9,107      7,285
     Provision for uncollectible receivables..............       12,616      15,339      5,941
     Gain on insurance claims.............................      (40,063)         --     (3,362)
     Loss on conversion of sales-type leases..............       18,690          --         --
     Facilities restructuring and severance costs.........       13,708       8,223         --
     Loss on extinguishment of debt.......................        2,482          --         --
     Loss on sale of real estate..........................           --          --      6,096
     Changes in assets and liabilities, net of acquired
       assets and liabilities:
       Collections on investments in sales-type leases....       22,523      21,891     24,120
       Operating lease and other receivables..............       (3,840)      3,105     22,337
       Prepaid expenses and other assets..................      (10,888)    (23,484)   (63,709)
       Accounts payable and accrued liabilities...........       50,656      86,934     64,893
       Deferred gains and revenues........................        4,723      (4,170)    (6,997)
                                                            -----------   ---------   --------
          Net cash provided by operating activities.......      541,953     540,389    456,408
                                                            -----------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................     (294,313)   (338,203)  (449,560)
  Purchase of short-term investments......................      (99,783)         --         --
  Net proceeds from sale of property and equipment........           --       1,932     19,175
  Insurance proceeds from satellite recoveries............      215,000     132,435     36,200
                                                            -----------   ---------   --------
          Net cash used in investing activities...........     (179,096)   (203,836)  (394,185)
                                                            -----------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New borrowings..........................................    1,800,000          --         --
  Repayments of long-term debt............................   (1,771,542)    (21,216)   (56,421)
  Debt issuance costs.....................................      (41,355)         --         --
  Repayments of incentive obligations.....................       (8,389)     (8,718)    (6,825)
  Stock issued in connection with employee benefit
     plans................................................           --       7,302     13,109
                                                            -----------   ---------   --------
          Net cash used in financing activities...........      (21,286)    (22,632)   (50,137)
                                                            -----------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................         (839)         --         --
                                                            -----------   ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................      340,732     313,921     12,086
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............      443,266     129,345    117,259
                                                            -----------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR....................  $   783,998   $ 443,266   $129,345
                                                            ===========   =========   ========

                See notes to consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

     On October 28, 2001, GM, Hughes Electronics and EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that provided for the split-off of Hughes Electronics from GM and the subsequent merger of the Hughes Electronics business with EchoStar (the "EchoStar Transaction"). On December 10, 2002, the parties announced the termination of the agreements stating that the EchoStar Transaction could not be completed within the time allowed due to regulatory opposition. Under terms of the settlement, EchoStar was released from its contingent obligation to purchase the PanAmSat business and Hughes Electronics retained its 81% ownership position in PanAmSat Corporation.

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

     With 21 satellites in orbit, excluding one that was deorbited in January of 2003, we have one of the world's largest commercial geostationary earth orbit satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We operate our 21 satellites in 16 orbital slots. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We own teleports in six U.S. locations, each of which provides transmission, monitoring and control services for operating our fleet. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

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

                              PANAMSAT CORPORATION

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

     Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is removed and charged to cost of outright sales and sales-type leases. During the life of the lease, the Company recognizes as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $20 million, $22 million, and $24 million is included in sales-type lease revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectability is not reasonably assured (refer to "Accounts Receivable" below). Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, the Company is not obligated to refund operating lease payments previously made.

     Sales-type lease agreements and contracts for the sale of transponders typically include a telemetry, tracking and control ("TT&C") service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed. For a significant portion of our customer lease agreements, we perform TT&C services for the customer but the fees for such services are included in the customer's monthly lease payment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

     The Company uses derivative financial instruments, including interest rate hedges to manage market risks. The Company entered into a three year interest rate hedge agreement in relation to $100 million of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. See
Note 6, "Long-Term Debt."

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

                              PANAMSAT CORPORATION

     CONCENTRATION OF CREDIT RISK -- The Company provides satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors its exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses. The majority of our contracts are denominated is the U.S. dollar. Revenues derived from affiliates of Hughes Electronics comprised approximately 20% of total revenues in 2002. No other customer provides the Company with revenues in excess of 10% of total revenues.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

     Supplemental cash flow information for 2002, 2001 and 2000 is as follows (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Cash received from interest..........................  $ 17,999   $ 13,254   $  6,813
                                                       ========   ========   ========
Cash paid for interest...............................  $142,723   $144,503   $184,822
                                                       ========   ========   ========
Cash paid for taxes..................................  $  2,668   $  2,734   $ 29,352
                                                       ========   ========   ========
Cash received from taxes.............................  $ 21,220   $  8,046   $ 12,896
                                                       ========   ========   ========

     SHORT-TERM INVESTMENTS -- At December 31, 2002, we had short-term investments of $99.8 million, for which there was no comparable balance as of December 31, 2001. The short-term investments primarily consist of commercial paper with original maturities of up to nine months. All of the short-term investments held as of December 31, 2002 have remaining maturities of four months or less. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders' equity.

     ACCOUNTS RECEIVABLE -- Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $8.7 million and $15.0 million at December 31, 2002 and 2001, respectively. If collectability of the receivable is not reasonably assured at the time services are performed, the Company does not initially record the revenue, but rather records an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenue is recorded at that time. During the years ended December 31, 2002 and 2001 the Company recorded $11.5 million and $1.5 million, respectively, of net customer credits. The total allowance for customer credits was $13.0 million and $1.5 million as of December 31, 2002 and 2001, respectively.

     SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- Satellites and other property and equipment are stated at historical cost, or in the case of satellites acquired in connection with the Merger, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, and capitalized interest. Substantially all other property and equipment consists of the Company's teleport facilities.

                              PANAMSAT CORPORATION

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                                                              ESTIMATED LIVES
                                                                  (YEARS)
                                                              ---------------
Satellite systems under construction........................          --
Satellites in service.......................................       12-15
Communications equipment....................................         3-7
General support equipment...................................        5-10
Buildings...................................................          25
Leasehold Improvements......................................        3-18

     The estimated useful lives of the Company's satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and the Company's satellites have been subject to certain health related anomalies, the Company may be required to revise the estimated useful lives of its satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of the Company's satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, the Company accounts for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite which are less than the carrying value of the satellite, an impairment charge would be recorded. During 2000, the estimated useful life of the Galaxy VIII-i satellite was reduced from 15 years to 5 years as a result of difficulties with its xenon ion propulsion system ("XIPS")(see Note 4 "Satellites and Other Property and Equipment -- Net").

     DEFERRED CHARGES AND OTHER ASSETS -- The Company's Deferred Charges and Other Assets are summarized as follows (in millions):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Long-Term Receivables.......................................     $ 48.6         $ 41.3
Debt Issuance Costs.........................................       40.2           10.9
Customer Incentive Programs.................................       27.4           25.3
Prepaid Insurance...........................................       21.1           30.8
Other Assets................................................       15.1           20.3
Investments.................................................        5.5            5.3
                                                                 ------         ------
  Total Deferred Charges and Other Assets...................     $157.9         $133.9
                                                                 ======         ======

          LONG-TERM RECEIVABLES -- The Company's Long-term Receivables primarily represent receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. These Long-term Receivables are net of an allowance for doubtful accounts of approximately $3.6 million and $0 as of December 31, 2002 and 2001, respectively.

          DEBT ISSUANCE COSTS -- Debt issuance costs of $63.1 and $39.0 million as of December 31, 2002 and 2001, respectively, represent costs incurred by the Company to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness and

                              PANAMSAT CORPORATION
     the accumulated amortization at December 31, 2002 and 2001 amounted to $22.9 million and $28.1 million, respectively. Debt issuance costs capitalized in relation to the Company's Refinancing (see Note 6 "Long-term Debt") totaled $41.4 million during the year ended December 31, 2002.

          CUSTOMER INCENTIVE PROGRAMS -- Deferred charges related to Customer Incentive Programs are amortized against revenue over the terms of the respective customer contracts. Deferred charges related to customer contracts were $28.7 million and $25.9 million at December 31, 2002 and 2001, respectively. These costs primarily represent the cost of antennas provided to cable operators without charge pursuant to certain customer contractual arrangements as well as certain other contractual costs incurred by the Company in order to secure customer leases. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2002 and 2001 amounted to $1.3 million and $0.6 million, respectively.

          PREPAID INSURANCE -- The Company amortizes prepaid insurance costs to expense over the terms of the respective insurance policies.

          OTHER ASSETS -- The Company's Other Assets consists of prepayments of installation costs associated with Telemetry, Tracking & Control ("TT&C") satellite services to third parties that are amortized over the respective contract periods, as well as other miscellaneous deferred charges and other assets.

          INVESTMENTS -- The Company has investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by the Company under the cost method and are included within deferred charges in the accompanying balance sheet at the lower of cost or market. The Company's investments were $5.5 million and $5.3 million at December 31, 2002 and 2001, respectively.

     GOODWILL -- The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") effective January 1, 2002. Pursuant to SFAS 142, the Company discontinued the amortization of goodwill beginning January 1, 2002. SFAS 142 also requires at least an annual assessment of recorded goodwill for impairment. The initial annual impairment test had to be completed by December 31, 2002. Any impairment charges resulting from an annual impairment test would be recorded in operating results. The Company has established the fourth quarter of each year as the timeframe for annual impairment assessment. Accumulated amortization was $337.6 million at December 31, 2002 and 2001 (See Note 5 "Goodwill").

     EVALUATION OF LONG-LIVED ASSETS -- The Company periodically evaluates potential impairment loss relating to long-lived assets including satellites, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, the Company would apply the concepts of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"), which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the determination of whether an impairment loss had occurred. If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with FASB Statement No. 144 and the Company received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

                              PANAMSAT CORPORATION

     In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, the Company would apply the concepts of SFAS 144 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence. If no impairment loss was required as calculated under SFAS 144, the Company would make a determination, based on the facts and circumstances at the time of occurrence, if disclosure of the event in the accompanying notes is required.

     DEFERRED REVENUES -- The Company enters into agreements with its customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

     TRANSPONDER INSURANCE -- The Company accrues an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. The Company also purchases insurance for the book value of its owned satellite transponders (see
Note 11 "Commitments and Contingencies"). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

     OTHER COMPREHENSIVE INCOME (LOSS) -- Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on our cash flow hedge, and foreign currency translation adjustments.

     FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded within the income statement when recognized. Aggregate translation losses of approximately $0.8 million and $0 were recorded within accumulated other comprehensive loss in stockholders' equity at December 31, 2002 and 2001, respectively. The translation loss as of December 31, 2002 was primarily due to devaluation of the Brazilian Real during 2002 and the Company's increased activity in Brazil after opening the Company's first sales office in Brazil in December 2001.

     INCOME TAXES -- The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. Beginning in 1998, the Company and its subsidiaries joined with Hughes Electronics and GM in filing a consolidated U.S. Federal income tax return. Under the tax sharing arrangement with Hughes Electronics, the portion of the Hughes Electronics' consolidated tax amounts recorded by PanAmSat is generally equivalent to the amounts it would have incurred on a separate return basis. In accordance with such arrangement, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2002, our balance sheet reflected a deferred tax asset in the amount of $192.6 million attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits.

     Our existing federal income tax sharing arrangement with Hughes Electronics does not provide for the payment by Hughes Electronics for any benefit relating to any of our then-remaining net operating loss

                              PANAMSAT CORPORATION
carryforwards or other tax attributes once we are no longer included in the same affiliated group with Hughes Electronics.

     From the Merger date in 1997 and up to the date upon which Hughes Electronics became an 81% shareholder in PanAmSat, the Company and its domestic subsidiaries filed a separate consolidated U.S. Federal income tax return.

     BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION -- The Company operates its business as a single operating segment, which provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. Substantially all of the Company's operating facilities are located in the United States. The geographic distribution of the Company's revenues for 2002, 2001 and 2000 was as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
United States...............................................   42%    40%    49%
Latin America...............................................   23%    22%    18%
Asia........................................................   16%    17%    16%
Other.......................................................   19%    21%    17%
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

     REVENUE BY SERVICE TYPE -- For the years ended December 31, 2002, 2001 and 2000, PanAmSat's revenues were $812.3 million, $870.0 million, $1.024 billion, respectively. These revenues were derived from the following service areas:

                                                              2002   2001   2000
                                                              ----   ----   ----
Video services..............................................   66%    68%    69%
Network services............................................   27     25     26
Other services..............................................    7      7      5
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

     EARNINGS PER SHARE -- The Company reports its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's only dilutive securities are common stock options and these options have no dilutive effect on the earnings per share presented. The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share was 6,588,333, 3,658,407 and 674,058 for the years ended December 31, 2002, 2001 and 2000, respectively.

     STOCK-BASED COMPENSATION -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". See "Recent Accounting Pronouncements" below.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 provides that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. SFAS 145 also amends FASB Statement No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

                              PANAMSAT CORPORATION

     In connection with the Company's Refinancing in the first quarter of 2002, the Company recorded an extraordinary loss on early extinguishment of debt as a result of the write-off of the remaining unamortized debt issuance costs related to the Hughes Electronics term loan (See Note 6 "Long-term Debt"). Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. This reclassification will have no effect on net income but will result in lower income before income taxes of $3.3 million for quarter ended March 31, 2002 and year ended December 31, 2002. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, the Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of these provisions has not had a significant impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123," ("SFAS 148") which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. If a company adopts the expensing provisions of SFAS 123 in 2003, SFAS 148 allows for the following three methods of expensing stock options:

     1. the prospective method -- apply the expensing provisions only to options granted, modified or settled in the year of adoption or later; or

     2. the modified prospective method -- apply the provisions starting in the year of adoption only to options granted, modified or settled after 1994; or

     3. the retroactive restatement method -- restate all periods presented to reflect the fair value of employee options granted, modified or settled after 1994.

     In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had compensation expense for employee stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $10.9 million, or $0.07 per basic and diluted share in 2002, $15.2 million, or $0.10 per basic and diluted share in 2001 and $16 million, or $0.11 per basic and diluted share in 2000.

     The Company has elected to adopt the expensing provisions of SFAS 123 utilizing the prospective method beginning on January 1, 2003. Therefore, the Company will record compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted.

                              PANAMSAT CORPORATION

Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the strike price of the options granted equaled the market price on the date of grant for all prior grants (refer to Note 9 to the Company's Consolidated Financial Statements, "Retirement and Incentive Plans").

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have a significant impact on our financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which a Company receives an interest after that date. This pronouncement is effective on January 1, 2004 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on our financial statements.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this issue will have on its consolidated results of operations or financial position, if any.

     RECLASSIFICATIONS -- Certain prior period amounts have been reclassified to conform with the current year's presentation.

3.  OPERATING LEASES AND NET INVESTMENT IN SALES-TYPE LEASES

     Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

                                                              DECEMBER 31, 2002
                                                                MINIMUM LEASE
                                                                  PAYMENTS
                                                              -----------------
2003........................................................     $  697,380
2004........................................................        638,056
2005........................................................        595,911
2006........................................................        578,891
2007........................................................        480,385
2008 and thereafter.........................................      2,264,965
                                                                 ----------
                                                                 $5,255,588
                                                                 ==========

                              PANAMSAT CORPORATION

     Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $4.76 billion and $0.79 billion, respectively. Included in the amounts above are 51 contracts representing total backlog of $514.8 million, of which $224.8 million of backlog may be terminated by the customers pursuant to certain contractual termination rights.

     The components of the net investment in sales-type leases are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Total minimum lease payments................................  $277,560   $380,682
Allowance for doubtful accounts.............................   (10,654)    (5,654)
Less unearned interest income...............................   (82,179)  (123,129)
                                                              --------   --------
Total net investment in sales-type leases...................   184,727    251,899
  Less current portion......................................   (22,858)   (24,886)
                                                              --------   --------
                                                              $161,869   $227,013
                                                              ========   ========

     Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2002 are as follows (in thousands):

                                                              MINIMUM     SERVICE
                                                               LEASE     AGREEMENT
                                                              PAYMENTS   PAYMENTS
                                                              --------   ---------
2003........................................................  $ 39,330    $ 3,060
2004........................................................    39,203      3,060
2005........................................................    39,174      3,060
2006........................................................    24,504        810
2007........................................................    21,211        360
2008 and thereafter.........................................   114,138      1,874
                                                              --------    -------
                                                              $277,560    $12,224
                                                              ========    =======

     On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement during 2002 of $18.7 million.

     Future cash payments expected from customers under all long-term contractual agreements (backlog) described above, including operating leases, sales-type leases and related service agreements, aggregated approximately $5.55 billion as of December 31, 2002.

                              PANAMSAT CORPORATION

4.  SATELLITES AND OTHER PROPERTY AND EQUIPMENT -- NET

     The Company's satellites and other property and equipment are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Satellite transponders under lease....................  $3,444,248   $3,637,231
Satellite systems under development...................     355,524      407,317
Buildings and leasehold improvements..................     104,333       99,325
Machinery and equipment...............................     319,285      319,705
Other.................................................      18,974       17,095
                                                        ----------   ----------
                                                         4,242,364    4,480,673
Less accumulated depreciation.........................  (1,377,085)  (1,328,591)
                                                        ----------   ----------
                                                        $2,865,279   $3,152,082
                                                        ==========   ==========

     Satellite contracts typically require the Company to make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations are subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2002 and 2001 the Company's had $152.1 million and $155.2 million recorded in relation to satellite incentive obligations. Annual maturities of these incentives as of December 31, 2002 are as follows (in thousands):

2003........................................................  $ 11,995
2004........................................................    12,521
2005........................................................    12,442
2006........................................................    12,109
2007........................................................    13,069
2008 and thereafter.........................................    89,977
                                                              --------
                                                              $152,113
                                                              ========

     The Company expects to launch up to four more satellites by the end of 2005. The Company expects to launch Galaxy XII in the second quarter of 2003 to 74 degrees west longitude. The Company, together with Horizons LLC, which we jointly own with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, also expects to launch the Galaxy XIII/Horizons I satellite to 127 degrees west longitude in mid 2003. The Company has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

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

     The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of the Company's launch contracts provides that the Company may terminate such contract at its option, subject to payment by the Company of a termination fee that increases in magnitude as the

                              PANAMSAT CORPORATION
applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following the Company's request for re-launch.

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

     Two Boeing 601 satellites that we operated in the past and other Boeing 601s operated by others have experienced a failure of the primary and backup spacecraft control processors. Two of the Boeing 601 satellites that we currently operate have experienced a failure of the primary spacecraft control processor. We have two other Boeing 601 satellites in orbit that have not experienced any anomalies related to their spacecraft control processors, but we cannot assure you that similar anomalies will not occur on those models.

     Certain of the Boeing model 601 HP spacecraft have experienced various problems associated with XIPS. We operate seven satellites of this type. We cannot assure you that problems associated with XIPS or other propulsion systems on our satellites will not occur in the future.

     Two of the three Boeing 702 satellites that we operate and other Boeing 702s of a similar design operated by others have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require the satellite operator to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite. On February 19, 2003, the Company filed proofs of loss under the insurance policies for these Boeing model 702 spacecraft for constructive total losses based on degradation of the solar panels (See Note 11 "Commitments and Contingencies").

     To reduce the effect of anomalies, our satellites and our network are designed with operational redundancies to minimize or eliminate service disruptions in the event of failure of a critical system. These redundancies may include backup and separate on-board propulsion systems, backup transponders and conservative system margins (for example, fuel and power).

     In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim by payment to the Company of $215 million. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. The Company received the $215 million of insurance proceeds in 2002.

     In December 2000, the Company filed an insurance claim related to the failure of its Galaxy VII satellite which ceased transmissions on November 22, 2000 due to the failure of an onboard system responsible for controlling the spacecraft and maintaining its position relative to earth. The insurance settlement in the

                              PANAMSAT CORPORATION
amount of $132.4 million was recognized as an offset to the carrying value of the satellite and a $3.4 million gain was recognized in 2000, representing proceeds in excess of the carrying value of the satellite.

     In the third quarter of 2000, the Galaxy VIII-i satellite experienced difficulties with its xenon ion propulsion system ("XIPS"), an electronic propulsion system that is used to maintain the spacecraft's proper orbit and altitude. The satellite is operating normally on its backup chemical propulsion system. Without the use of XIPS, the spacecraft was expected to reach its end-of-life in late 2002. PanAmSat began accelerating depreciation of the spacecraft in the fourth quarter of 2000 to reflect its revised operational life, resulting in an increase in current and projected depreciation expense of approximately $15.0 million per quarter. Galaxy VIII-i is now fully depreciated and is being operated in an inclined orbit as a supplement to Galaxy IIIC.

     Our customer for all of the capacity on the Galaxy VIII-iR satellite has exercised its pre-launch right to terminate its lease agreement with us. We and the manufacturer have agreed in principle to terminate the construction contract by mutual agreement, subject to the execution of mutually acceptable documentation, but we cannot assure you that this will occur. In connection with the termination of the contract, as of December 31, 2002, we had a receivable due from the satellite manufacturer of $72.0 million, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. The Company expects that it will collect substantially all of this receivable and does not anticipate recording a charge to earnings related to this receivable. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

5.  GOODWILL

     On January 1, 2002, the Company adopted SFAS 142. Among other things, SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. PanAmSat has determined that, for such impairment testing, the Company has only one reporting unit, which is at the enterprise level.

     In the quarter ended June 30, 2002, the Company completed its transitional assessment of the recoverability of its goodwill and determined that no impairment charge was required. In the third quarter of 2002, PanAmSat disclosed that it will perform its annual impairment test for its reporting unit during the fourth quarter of each year, beginning with the fourth quarter of 2002. In conjunction with this annual impairment test, the Company utilized an independent valuation expert to assist the Company in assessing the fair value of the reporting unit. This independent valuation, which was prepared utilizing a discounted cash flow approach, resulted in a fair value for the reporting unit which exceeded the carrying value of the Company's goodwill and, as such, no impairment charge was required. If an impairment loss results from future impairment tests, the loss will be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to PanAmSat's results of operations.

                              PANAMSAT CORPORATION

     The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of December 31, 2002, the Company had goodwill of approximately $2.24 billion and no other intangible assets. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

                                                           YEAR ENDING DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
Income before extraordinary item:
Reported income before extraordinary item..............  $87,530   $30,604   $125,597
Goodwill amortization..................................       --    64,960     64,960
                                                         -------   -------   --------
Adjusted income before extraordinary item..............  $87,530   $95,564   $190,557
                                                         =======   =======   ========
Net income:
Reported net income....................................  $85,048   $30,604   $125,597
Goodwill amortization..................................       --    64,960     64,960
                                                         -------   -------   --------
Adjusted net income....................................  $85,048   $95,564   $190,557
                                                         =======   =======   ========
Earnings per share before extraordinary item -- basic
  and diluted:
Reported earnings per share before extraordinary
  item -- basic and diluted............................  $  0.59   $  0.20   $   0.84
Goodwill amortization per share........................       --      0.43       0.43
                                                         -------   -------   --------
Adjusted earnings per share before extraordinary
  item -- basic and diluted............................  $  0.59   $  0.63   $   1.27
                                                         =======   =======   ========
Net income per share -- basic and diluted:
Reported net income per share -- basic and diluted.....  $  0.57   $  0.20   $   0.84
Goodwill amortization per share........................       --      0.43       0.43
                                                         -------   -------   --------
Adjusted net income per share -- basic and diluted.....  $  0.57   $  0.63   $   1.27
                                                         =======   =======   ========

                              PANAMSAT CORPORATION

6.  LONG-TERM DEBT

     As of December 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

                                                   2002                    2001
                                          -----------------------   -------------------
                                                          FAIR                   FAIR
                                             BOOK        MARKET       BOOK      MARKET
                                            VALUE        VALUE       VALUE      VALUE
                                          ----------   ----------   --------   --------
6% Notes due 2003.......................  $  200,000   $  200,000   $200,000   $196,000
6 1/8% Notes due 2005...................     275,000      266,750    275,000    253,000
Term Loan A due 2007....................     300,000      300,000         --         --
Term Loan B due 2008....................     700,000      700,000         --         --
6 3/8% Notes due 2008...................     150,000      144,000    150,000    132,000
8 1/2% Notes due 2012...................     800,000      768,000         --         --
6 7/8% Notes due 2028...................     125,000      112,500    125,000     87,500
Galaxy IIIR Notes.......................          --           --     46,542     46,542
                                          ----------   ----------   --------   --------
                                           2,550,000    2,491,250    796,542    715,042
Less current maturities.................     200,000      200,000     46,542     46,542
                                          ----------   ----------   --------   --------
Total Long-Term Debt....................  $2,350,000   $2,291,250   $750,000   $668,500
                                          ==========   ==========   ========   ========

     Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to the Company for debt with similar maturities and similar terms.

     At December 31, 2002, the Company had total debt outstanding of $2.55 billion, including current maturities of $200 million related to the Company's 6.0% notes due in 2003. The $200 million 6.0% notes matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

     In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." Our net proceeds from the Senior Notes and borrowings of $1.0 billion under the Senior Secured Credit Facility were approximately $1.759 billion in the aggregate, after underwriting fees and other expenses of the transactions. We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics.

     The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts (described below) commencing in 2004 until their respective maturity dates. Currently, the Revolving Facility and the Term A Facility bear interest at LIBOR plus 3.0%, although these interest rates are subject to adjustment based on the Company's total leverage ratio. The Term B Facility bears interest at LIBOR plus 3.5%. In addition, the Company is required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on the Company's total leverage ratio. As of December 31, 2002, this commitment fee rate was 0.50% per year, and the Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. At

                              PANAMSAT CORPORATION

December 31, 2002, the applicable interest rate on the Term A Facility was 4.42%, the applicable interest rate on the Term B Facility was 4.92%, and the unused commitment fee for the period from February 25, 2002 through December 31, 2002 was approximately $1.1 million.

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

     In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B facility though the maturity date of the interest rate hedge. During the year ended December 31, 2002, no ineffectiveness was recognized in the statement of operations on this hedge. In the unlikely event that the counter party, Deutsche Bank, fails to meet the terms of the interest rate hedge agreement, the Company's exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate nonperformance by the counter party. Amounts accumulated in other comprehensive income ("OCI") related to this cash flow hedge are reclassified into earnings as interest is accrued on the hedged transaction. The amount accumulated in OCI will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the interest rate hedge agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of the Company. The fair value of the outstanding interest-rate hedge agreement as of December 31, 2002, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.5 million.

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

                              PANAMSAT CORPORATION

Following the effectiveness of the Form S-4 registration statement in November 2002 these registered notes were issued in exchange for all of the Company's existing Senior Notes in an exchange offer.

     Also, pursuant to the Registration Rights Agreement, the Company paid additional interest on the Senior Notes for the period between August 1, 2002 and November 26, 2002. The obligation to pay additional interest ended on November 26, 2002, the day before the SEC declared the Company's exchange offer registration statement on Form S-4 effective. The SEC previously had delayed the effectiveness of such registration statement until the review process for the registration statement on Form S-4 of HEC Holdings, Inc., an affiliate of Hughes Electronics was completed. The additional interest was 25 basis points for the period from August 1, 2002 through October 29, 2002 and 50 basis points for the period from October 30, 2002 through November 26, 2002. During the year ended December 31, 2002, the Company paid additional interest of $0.8 million in relation to the delayed effectiveness of this registration statement.

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

     In conjunction with the Refinancing, the Company was required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within the Company's consolidated income statement for the three months ended March 31, 2002 as an extraordinary loss on early extinguishment of debt. Upon adoption of the provisions of SFAS 145 on January 1, 2003, the Company will be required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145 (See Note 2 "Recent Accounting Pronouncements" above).

     The Company issued five, seven, ten and thirty-year fixed rate notes totaling $750 million in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2002 were $200 million at 6.0% due 2003, $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on the notes is payable at maturity, while interest is payable semi-annually. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility. The $200 million 6% notes matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

     We maintained a multi-year revolving credit facility (the "Pre-Existing Revolver") and a commercial paper program (the "Commercial Paper Program") that provided for aggregate short-term and long-term borrowings of $500.0 million. On February 25, 2002, we obtained a new $250.0 million Revolving Credit

                              PANAMSAT CORPORATION

Facility in connection with the Refinancing (described above) and we terminated the Pre-Existing Revolver. Borrowings under the Pre-Existing Revolver and the Commercial Paper Program bore interest at a rate equal to LIBOR plus a spread based on our credit rating. No amounts were outstanding under the Pre-Existing Revolver or the Commercial Paper Program at the date of their termination in February 2002.

     The Company had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy IIIR satellite (the "Galaxy IIIR Notes") as of December 31, 2001. The Galaxy IIIR Notes, which bore interest at LIBOR plus 0.25%, matured on January 2, 2002 and were repaid in full plus accrued interest on that date from available cash.

     Annual maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                      AMOUNT DUE
------------------------                                      ----------
2003........................................................  $  200,000
2004........................................................      67,000
2005........................................................     357,000
2006........................................................      82,000
2007........................................................      97,000
2008 and thereafter.........................................   1,747,000
                                                              ----------
                                                              $2,550,000
                                                              ==========

     Interest expense for 2002, 2001 and 2000 is presented net of interest income of $15.2 million, $13.5 million and $6.8 million, respectively and net of capitalized interest for 2002, 2001 and 2000 of $27.3 million, $23.3 million and $56.1 million, respectively.

7.  INCOME TAXES

     The income tax provision consisted of the following (in thousands):

                                                          2002      2001       2000
                                                        --------   -------   --------
Taxes currently (receivable) payable:
  U.S. federal and foreign............................  $(30,787)  $ 2,778   $ (2,527)
  State and local.....................................     1,000     1,000         --
                                                        --------   -------   --------
          Total.......................................   (29,787)    3,778     (2,527)
                                                        --------   -------   --------
Deferred tax liabilities:
  U.S. federal........................................    57,250    17,939     88,837
  State and local.....................................     1,714     1,845     16,451
                                                        --------   -------   --------
          Total.......................................    58,964    19,784    105,288
                                                        --------   -------   --------
Total income tax provision............................  $ 29,177   $23,562   $102,761
                                                        ========   =======   ========

                              PANAMSAT CORPORATION

     The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Expected tax at U.S. statutory income tax rate.......  $ 40,847   $ 18,958   $ 79,925
U.S. state and local income tax rates -- net of
  federal income tax effect..........................     1,764      1,849     10,693
Extraterritorial Income Exclusion/Foreign Sales
  Corporation tax benefit............................   (17,885)   (24,094)   (14,075)
Non-deductible goodwill amortization.................        --     22,736     22,736
Other................................................     4,451      4,113      3,482
                                                       --------   --------   --------
Total income tax provision...........................  $ 29,177   $ 23,562   $102,761
                                                       ========   ========   ========

     Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                       2002                       2001
                                             ------------------------   ------------------------
                                                           DEFERRED                   DEFERRED
                                              DEFERRED        TAX        DEFERRED        TAX
                                             TAX ASSETS   LIABILITIES   TAX ASSETS   LIABILITIES
                                             ----------   -----------   ----------   -----------
Basis differences in satellites and other
  property, plant and equipment............   $     --     $683,171      $     --     $638,295
Performance incentives.....................     37,334           --        38,669           --
Customer deposits..........................     26,914           --        26,735           --
Accruals and advances......................     11,192           --         8,076           --
Tax credit carryforwards...................     22,117           --        48,881           --
Net operating loss carryforwards...........    170,500           --       129,209           --
Other......................................      8,707        3,547        14,872        1,720
                                              --------     --------      --------     --------
Total deferred taxes.......................   $276,764     $686,718      $266,442     $640,015
                                              ========     ========      ========     ========

     At December 31, 2002, the Company had non-current deferred tax liabilities of $686.7 million and deferred tax assets of $276.8 million, of which $7.9 million was classified as current. At December 31, 2001, the Company had non-current deferred tax liabilities of $640.0 million and deferred tax assets of $266.4 million, of which $8.2 million was classified as current. At December 31, 2002, the Company had $16.3 million of alternative minimum tax credits that can be carried forward indefinitely. The Company also had $170.5 million of deferred tax assets relating to federal and state net operating losses that expire in varying amounts over the period of 2004-2022 if not utilized and a $5.8 million deferred tax asset relating to foreign tax credit carryforwards that expire between the years 2004-2007 if not utilized.

     During 2002, the Internal Revenue Service commenced an examination of the GM consolidated tax group for the years 1998-2000 of which the Company is a member. As a result, the Company's federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of this examination.

8.  RELATED PARTY TRANSACTIONS AND BORROWINGS

     Prior to the fourth quarter of 2000, the Company purchased certain of its satellites and launch services from Hughes Space and Communications Company, a subsidiary of Hughes Electronics, which was sold to Boeing Satellite Systems, Inc. The Company has also provided services to several subsidiaries of Hughes Electronics. Additionally, the Company reimburses Hughes Electronics for the allocated costs of certain expense items it jointly incurs with Hughes, principally relating to administrative and other expenses. The

                              PANAMSAT CORPORATION
aggregate amounts of related party transactions with Hughes Electronics and its affiliates are summarized below (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Satellite Purchases..................................  $     --   $     --   $ 65,535
                                                       ========   ========   ========
Satellite Services Revenues:
  Operating lease revenues...........................  $140,835   $135,943   $117,395
  Other satellite services...........................    25,657     25,230     26,145
                                                       --------   --------   --------
Total Satellite Services Revenues....................  $166,492   $161,173   $143,540
                                                       ========   ========   ========
Allocations of administrative and other expenses.....  $  1,445   $  1,917   $  1,857
                                                       ========   ========   ========
Interest expense.....................................  $  6,533   $ 82,397   $129,567
                                                       ========   ========   ========

     The following table provides summary information relative to the Company's accounts receivable and borrowings from Hughes Electronics and its affiliates (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                               2002        2001
                                                              -------   ----------
Due from affiliates.........................................  $15,062   $   10,256
                                                              =======   ==========
Due to affiliates -- Merger-related borrowings..............  $    --   $1,725,000
                                                              =======   ==========

     In connection with the May 1997 merger of PanAmSat International and the Galaxy business of HCI, we obtained a term loan from Hughes Electronics in the amount of $1.725 billion. The Hughes Term Loan borrowings were scheduled to mature in June 2003. Quarterly payments of $50.0 million in principal were required on the term loan under certain circumstances depending upon the level of cash flow from operations and our credit ratings. On October 15, 2001, Hughes Electronics exercised its right to request that we use our best efforts to replace the $1.725 billion term loan in order to repay the principal amount outstanding under the term loan plus any accrued and unpaid interest. In February 2002, we repaid the Hughes Term Loan. We did not make, and were not required to make, any principal payments on the Hughes Term Loan prior to its repayment. During 2002, 2001 and 2000 we made interest payments on the term loan of $7.7 million, $82.4 million and $120.1 million, respectively. The interest rate on the term loan was tied to the interest rate on our existing revolving credit facility. The interest rate on the term loan as of the repayment date was 2.30%. The Hughes borrowings were subordinate to the 1998 Senior Notes, the Revolving Credit Facility and the notes issued under the Commercial Paper Program. As a result of certain arrangements between Hughes Electronics and the Company, Hughes Electronics reimbursed the Company for certain fees and expenses incurred in the Refinancing. Such reimbursement was approximately $2.6 million and was received in 2002 (see Note 6 "Long-term Debt").

     Included in the Company's total backlog of $5.55 billion as of December 31, 2002 is $0.83 billion of backlog from Hughes Electronics and its affiliates, of which $73.2 million may be terminated pursuant to certain contractual termination rights. Backlog represents future cash payments expected from customers under all long-term contractual agreements.

9.  RETIREMENT AND INCENTIVE PLANS

  EMPLOYEE BENEFIT PLANS:

     DEFINED CONTRIBUTION PLANS 401(K) PLAN -- The Company has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the Company with shares of its common stock. The number

                              PANAMSAT CORPORATION
of shares contributed to the plan and the respective market values were 96,216, 68,423, and 30,407, shares and $1.8 million, $2.2 million, and $1.2 million for 2002, 2001 and 2000, respectively.

     DEFERRED COMPENSATION PLAN -- The Company has a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees of the Company are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched by the Company if the employee elected to defer the maximum amount permissible under the 401(k) plan and the Internal Revenue Code of 1986, as amended. The maximum annual Company match under the 401(k) plan is limited to an aggregate level of 4% of annual compensation. The Company matched portion of the Supplemental Savings Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, the Company, at its discretion, may make contributions to the Deferred Compensation Plan and the Supplemental Savings Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan and the Supplemental Savings Plan are unfunded plans, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of the Board of Directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate.

     1997 STOCK INCENTIVE PLAN -- On May 5, 1997, the Company's Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and independent contractors of the Company. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as the committee may decide. Effective December 7, 2000, the Company amended the Stock Plan to provide that, upon a "Change in Control" (as defined) of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. A "Change in Control" is defined as (i) any transaction or series of transactions pursuant to which Hughes Electronics Corporation and/or General Motors Corporation does not directly or indirectly own more than 50% of the outstanding Common Stock, in value, of the Company or any successor surviving entity; or (ii) the sale or distribution of all or substantially all of the assets of the Company to an unrelated entity or entities or to an entity in which Hughes Electronics Corporation and/or General Motors Corporation does not directly or indirectly own more than 50% in value of the equity of such entity. The Company currently estimates that upon a change-in control, the Company will be required to record a charge of up to approximately $2.6 million within its consolidated statement of income as a result of this amendment. Also effective December 7, 2000, the Stock Plan was amended to eliminate the portability of unvested options for employees transferring to non-controlled affiliates, such as Hughes Electronics.

     As approved by the Company's Board of Directors in December 2000 and as subsequently ratified by the Company's stockholders in June 2001, the maximum number of shares of common stock that may be issued under the Stock Plan was increased to 17,456,140. The maximum number of shares of common stock that may be issued to any grantee pursuant to the plan is 2,000,000. The Stock Plan is administered by the Compensation Committee. As of December 31, 2002, nonqualified options for 7,285,269 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and generally vest ratably over three years for grants prior to 1999. In 2002, 2001 and 2000, the Company issued 0, 2,336,250 and 881,925 options, respectively, under a two-year grant program with ratable vesting over a four-year period, and 1,915,100, 641,505 and 460,900 options, respectively, under the existing annual grant program with ratable vesting over three years. Employees receiving option grants under the two-year program will not be eligible for

                              PANAMSAT CORPORATION
additional grants until 2003. Activity in the Company's Stock Plan during the past three years is summarized below:

                                                        WEIGHTED AVERAGE
                                             SHARES      EXERCISE PRICE         RANGE
                                           ----------   ----------------   ---------------
Outstanding at January 1, 2000...........   3,455,832        $34.50        $29.00 - $63.25
Options granted..........................   1,342,825         41.39         31.94 -  51.00
Options exercised........................    (261,758)        32.76         29.00 -  39.00
Options expired or terminated............    (413,829)        37.48         29.00 -  63.25
                                           ----------        ------
Outstanding at December 31, 2000.........   4,123,070        $36.55        $29.00 - $63.25
Options granted..........................   2,977,755         36.71         21.88 -  39.19
Options exercised........................    (104,964)        30.72         29.00 -  31.13
Options expired or terminated............  (1,276,367)        36.79         21.88 -  63.25
                                           ----------        ------
Outstanding at December 31, 2001.........   5,719,494        $36.66        $21.88 - $63.25
Options granted..........................   1,915,100         21.15         14.64 -  23.42
Options exercised........................          --            --          --   -   --
Options expired or terminated............    (869,352)        36.41         17.35 -  63.25
                                           ----------        ------
Outstanding at December 31, 2002.........   6,765,242        $32.30        $14.64 - $63.25
                                           ==========        ======
Options exercisable at December 31,
  2000...................................   1,086,915        $35.08        $29.00 - $63.25
                                           ==========        ======
Options exercisable at December 31,
  2001...................................   1,876,162        $36.37        $29.00 - $63.25
                                           ==========        ======
Options exercisable at December 31,
  2002...................................   2,749,027        $36.37        $21.88 - $63.25
                                           ==========        ======

                                      WEIGHTED                  OPTIONS
                       OPTIONS         AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                    OUTSTANDING AT    REMAINING    AVERAGE       AS OF       AVERAGE
     RANGE OF        DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
 EXERCISE PRICES         2002           LIFE        PRICE         2002        PRICE
 ---------------    --------------   -----------   --------   ------------   --------
$14.64   - $17.35        77,150       9.8 Years     $16.62            --      $   --
$21.25   - $23.42     1,881,750       9.1 Years     $21.46        36,822      $23.05
$29.00   - $32.53     2,016,096       6.8 Years     $31.31     1,336,502      $31.03
$34.688  - $37.75       185,866       7.4 Years     $34.98       122,074      $35.11
$38.125  - $40.375    2,038,155       7.5 Years     $38.48       884,587      $38.71
$43.688  - $49.3125     221,775       7.4 Years     $46.21       124,455      $46.41
$50.625  - $56.75       266,325       6.9 Years     $51.22       173,369      $51.34
$58.3125 - $63.25        78,125       6.8 Years     $62.71        71,218      $62.65
                      ---------       ---------     ------     ---------      ------
                      6,765,242       7.7 Years     $32.30     2,749,027      $38.89
                      ---------       ---------     ------     ---------      ------

     As permitted by SFAS 123, "Accounting for Stock Based Compensation", the Company has applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees", to its employee stock options and other stock-based compensation awards and, accordingly, no compensation expense has been recognized on options granted to date. Had compensation expense for employee stock options granted been determined based on the fair value of the options at the grant dates (consistent with the provisions of SFAS 123), the Company's net income would have been reduced by approximately $10.9 million, or $0.07 per basic and diluted share in 2002, $15.2 million, or $0.10 per basic and diluted share in 2001 and $16 million, or $0.11 per basic and diluted share in 2000.

                              PANAMSAT CORPORATION

     The Company uses the Black-Scholes model for estimating the fair value of its compensation instruments. The estimated fair value of options granted in 2002 was $8.70 per share and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 4.3%; dividend yield 0%; expected life of five years; and stock volatility of 39.32%. The estimated fair value of options granted in 2001 was $15.57 per share and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 4.8%; dividend yield 0%; expected life of five years; and stock volatility of 39.96%. The estimated fair value of options granted in 2000 was $25.45 and the weighted average assumptions used for calculation of the value were as follows: risk-free interest rate of 5.9%; divided yield 0%; expected life of ten years; stock volatility of 39.1%.

     In accordance with the adoption of SFAS No. 148, the Company has elected to adopt the expensing provisions of SFAS 123 utilizing the prospective method beginning on January 1, 2003. Therefore, the Company will record compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value (See Note 2 "Significant Accounting Policies -- Recent Accounting Pronouncements" above).

     From 1998 to 2001, directors who were not full-time employees of the Company received their annual retainers in shares of restricted Common Stock of the Company. The shares were issued each year after the Company's annual meeting, vested quarterly over the course of the year served, and could not be sold for a period of six months after vesting, subject to the Company's trading policies. Directors also received meeting fees in shares of restricted Common Stock of the Company. The shares were issued after each in-person or telephonic board or committee meeting attended, and could not be sold for a period of six months following the date of grant, subject to the Company's trading policies. As a group, each member of the Board of Directors who is not an employee of the Company or its affiliates ("Non-Employee Director") received 4,335 shares with a weighted average fair value of $45.27 per share in 2000 and 7,468 shares with a weighted average fair value of $37.66 per share in 1999. Directors also were granted non-qualified stock options for 1,216 shares at an average price of $35.88 in 1999, and 4,284 shares at an average price of $53.09 in 1998 under the Stock Plan (as described above) upon their initial year of election to the Board of Directors. Director stock option grants vest over a six-month period from the date of grant and all 5,500 shares became exercisable in 1999.

     On December 7, 2000 the Company's Board of Directors approved a compensation program for Non-Employee Directors, the PanAmSat Corporation Non-Employee Directors Fee Plan. Effective January 1, 2001, each Non-Employee Director was eligible to receive an annual fee of $50,000 for services rendered as a member of the Board of Directors and an additional annual $5,000 fee for each member who serves as a chairperson of a committee of the Board of Directors. Each Non-Employee Director may elect to receive up to 50% of the aggregate amount of the fee in cash. Any amount not paid to a Non-Employee Director in cash will be paid in restricted shares of the Company's common stock. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of the Company's common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member's services. Directors may also elect to defer the fees, payable in stock, in the form of units of the Company's common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. During 2002, Non-Employee Directors were granted 3,585 restricted shares and 3,701 restricted units which were deferred at a price of $21.62 per share and cash of $57,500. In 2001, Non-Employee Directors were granted 2,093 restricted shares and 4,303 restricted units which were deferred at a price of $38.34 per share and cash of $25,000.

     On February 28, 2003, the Company's Board of Directors approved a revised compensation program for Non-Employee Directors under the PanAmSat Corporation Non-Employee Directors Fee Plan (the "Revised Compensation Program"). Pursuant to the Revised Compensation Program, effective January 1, 2003, each

                              PANAMSAT CORPORATION

Non-Employee Director was eligible to receive an annual fee of $75,000 for services rendered as a member of the Board of Directors, which is payable at each director's election either (a) all in restricted stock granted under the Stock Plan or (b) up to 40% ($30,000) in cash and the balance in restricted stock. Additionally, under the Revised Compensation Program, the Non-Employee Director chairing the audit committee was eligible to receive an additional annual fee of $15,000 and each Non-Employee Director who serves as a chairperson of a committee of the Board of Directors other than the audit committee was eligible to receive an additional annual fee of $10,000. Each of these additional fees are payable at such director's election either (a) all in restricted stock granted under the Company's Stock Plan or (b) all in cash. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of the Company's common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member's services. Directors may also elect to defer the fees payable in stock, in the form of units of the Company's common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan.

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

     COMPENSATION PLANS -- On May 16, 1997, the Company assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became employees of the Company as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expired at various dates through May 1999. Agreements with two officers of the Company were replaced with new retention agreements that provide for cash payments and the issuance of restricted stock units that entitle the holder to receive shares of common stock of the Company. These latter agreements contain a vesting term of three years, and the related compensation expense is being amortized over the vesting period. Two other officers of the Company exercised their severance agreements and were entitled to separation payments that are subject to a non-compete agreement. A portion of the separation compensation expense has been assigned to the non-compete agreement and is being amortized over its term. During 2002, 2001 and 2000 compensation expense of $0.3 million, $1.1 million and $1.6 million, respectively, has been recorded for these separation and retention agreements.

10.  FACILITIES RESTRUCTURING AND SEVERANCE COSTS

     Facilities restructuring and severance costs were $13.7 million for the year ended December 31, 2002 and $8.2 million for the corresponding period in 2001.

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

                              PANAMSAT CORPORATION

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

     The Company recorded severance costs of $8.2 million for the year ended December 31, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 (now webcast services) restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees. Included in the 2001 severance costs was approximately $3.3 million that relates to costs associated with the resignation of the former Chief Executive Officer of PanAmSat in August 2001. In the third quarter of 2002, the Company recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual costs being lower than originally estimated.

     The following table summarizes the recorded accruals and activity related to these facilities restructuring and severance charges (in millions):

                                                          FACILITIES     SEVERANCE
                                                         RESTRUCTURING     COSTS     TOTAL
                                                         -------------   ---------   -----
2001 restructuring charges.............................         --         $ 8.2     $ 8.2
Less net cash payments in 2001.........................         --          (5.3)     (5.3)
                                                             -----         -----     -----
Balance as of December 31, 2001........................         --         $ 2.9     $ 2.9

First quarter 2002 restructuring charge................      $11.2         $ 1.3     $12.5
Third quarter 2002 restructuring charge (credit).......        2.7          (1.5)      1.2
Less net cash payments in 2002.........................       (2.2)         (2.5)     (4.7)
Less non-cash items....................................       (4.1)           --      (4.1)
                                                             -----         -----     -----
Balance as of December 31, 2002........................      $ 7.6         $ 0.2     $ 7.8
                                                             =====         =====     =====

11.  COMMITMENTS AND CONTINGENCIES

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

2003........................................................  $ 5,157
2004........................................................    4,823
2005........................................................    4,752
2006........................................................    4,988
2007........................................................    4,670
2008 and thereafter.........................................   11,580
                                                              -------
                                                              $35,970
                                                              =======

     Rental expenses under the operating leases were $6.4 million in 2002, $7.7 million in 2001 and $5.1 million in 2000.

                              PANAMSAT CORPORATION

  SATELLITE COMMITMENTS

     We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through December 31, 2002, and we have approximately $116.8 million of expenditures remaining to be made under existing satellite construction and launch contracts as of December 31, 2002. These commitments related to satellite construction and launch contracts are net of approximately $6.2 million of costs to be paid by JSAT in conjunction with our Horizons strategic relationship. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite's launch. As of December 31, 2002, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

     In December 2002, we terminated one of our noncontingent agreements with Orbital Sciences Corporation for the construction of a Ka-band satellite. Such termination was in accordance with the Company's Ka-band strategy which included relinquishing all but one of our U.S. Ka-band orbital locations, which would have required systems to be placed in service before 2005, and filing for new authorizations in Australia. This filing and return of authorizations allows the Company more time to place Ka-band satellites in service. We are exploring the business case for use of the remaining Ka-band satellite under construction by Orbital Sciences Corporation and may conclude that we will not pursue the construction of this satellite to completion.

  SATELLITE INSURANCE

     On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that the proof of loss with respect to these two satellites will be accepted by the insurers. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites through their expected economic ends of life, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

     As of December 31, 2002, we had in effect launch and in-orbit insurance policies covering 16 satellites in the aggregate amount of $1.9 billion, including Galaxy VI, which was deorbited in January 2003. We have six uninsured satellites in orbit: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy VIII-i, which continues to operate in an inclined orbit as a supplement to Galaxy IIIC; and Galaxy XI. The Galaxy XI launch insurance policy lapsed in December 2002. The Company elected not to purchase additional in-orbit insurance for this satellite as the available terms were not commercially reasonable. The claim for constructive total loss made under the launch policy was for losses experienced prior to the expiration of the policy.

     Of the insured satellites, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss.

                              PANAMSAT CORPORATION

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

     At December 31, 2002, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $498.8 million related to uninsured satellites and $536.1 million related to satellites insured by Significant Exclusion Policies.

     A supplemental policy on Galaxy IVR for coverage of $22 million related to sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion.

     Upon the expiration of our existing insurance policies, there can be no assurance that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

  PANAMSAT CORPORATION LONG-TERM INCENTIVE PLAN

     Effective December 7, 2000, the Company amended the PanAmSat Corporation Long-Term Incentive Plan (the "Stock Plan") to provide that, upon a "Change in Control" (as defined) of the Company, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. The Company currently estimates that upon a change-in control, the Company will be required to record a charge of up to approximately $2.6 million within its consolidated statement of income as a result of this amendment. (See Note 9 "Retirement and Incentive Plans").

  CUSTOMER AND VENDOR OBLIGATIONS

     The Company has certain contracts with its customers which require the Company to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2002, the Company had commitments under these customer contracts which aggregated approximately $42.0 million related to the provision of equipment, services and other support.

     The Company has certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2002, the Company had commitments under these vendor contracts which aggregated approximately $59.3 million related to the provision of equipment, services and other support.

  OTHER

     Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the Company's PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by the Company to Boeing pursuant to satellite construction contracts.

                              PANAMSAT CORPORATION

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

12.  CONTRACTED BACKLOG FOR FUTURE SERVICES

     Future contractual cash payments expected from customers (backlog) aggregated approximately $5.55 billion as of December 31, 2002, including approximately $785.5 million related to satellites to be launched. Included in the total backlog of $5.55 billion is $224.8 million of backlog that may be terminated pursuant to certain contractual termination rights.

     Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.55 billion backlog as of December 31, 2002, approximately $4.13 billion, or 74.5% related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that six of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $1.05 billion of our backlog as of December 31, 2002. DIRECTV Latin America announced in January 2003 that it has initiated discussions with certain programmers, suppliers, lenders, and business associates, including PanAmSat, to reduce excessive fixed costs and a substantial debt burden. In that announcement, DIRECTV Latin America indicated that if those discussions are not successful in the near future, they may file for a restructuring under Chapter 11 of the U.S. bankruptcy law. At December 31, 2002, DIRECTV Latin America represented approximately $572 million, or 10% of our total backlog. The smallest of these six customers represented approximately $40.6 million, or 0.7% of our total backlog. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

13.  SUBSEQUENT EVENTS

ACQUISITION OF HUGHES GLOBAL SERVICES

     In January 2003, the Company announced that an agreement in principle had been reached with Hughes Electronics for the purchase of substantially all of the assets of Hughes Global Services, Inc. ("HGS") for approximately $8 million in cash and the assumption of certain liabilities, subject to certain adjustments. The revenues of HGS in 2002, less intercompany revenue recorded by PanAmSat, were approximately $38 million. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. They provide fixed and mobile satellite services with worldwide coverage using a wide range of satellites and satellite operators and equipment from a variety of suppliers. The acquisition of the HGS business will give the Company immediate access to a mature sales channel to the U.S. Government and government contractors through HGS' General Services Administration (GSA) contract vehicle and will create opportunities to sell satellite capacity and related services into U.S., Mexican, South African, Indian and other government initiatives. The acquisition will provide incremental preexisting revenues to our business and support our strategic initiative to expand our government service offerings. While the Company and Hughes Electronics have agreed in principle on the material terms of the purchase of the HGS business by PanAmSat, and we expect this transaction to close in March 2003, definitive

                              PANAMSAT CORPORATION
documentation of the transaction is still under negotiation and we cannot assure you that we will be able to consummate the transaction or do so on the terms described above.

TELEPORT CONSOLIDATION PLAN

     In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports which are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. Our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek.

14.  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

     Summary financial information on a quarterly basis for the Company in 2002 and 2001 follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2002        2002         2002            2002
                                         ---------   --------   -------------   ------------
Revenues...............................  $207,139    $209,233     $199,124        $196,794
Operating income.......................    57,066      61,017       66,457          71,328
Net income.............................    21,021      19,766       20,700          23,561
Net income per share -- basic and
  diluted..............................      0.14        0.13         0.14            0.16

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2001        2001         2001            2001
                                         ---------   --------   -------------   ------------
Revenues...............................  $205,227    $208,230     $252,949        $203,669
Operating income.......................    41,153      32,722       62,133          29,311
Net income.............................     4,997       2,926       19,503           3,178
Net income per share -- basic and
  diluted..............................      0.03        0.02         0.13            0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information set forth under the captions "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Compensation Committee") contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" under the caption "Executive Compensation" contained in the Company's Proxy Statement (to be filed not later than 120 days after the end of the Company's fiscal year) for the 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

          See Index to Financial Statements on page 62.

         2. Financial Statement Schedule II -- Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000.

     (B) REPORTS ON FORM 8-K

          During the last quarter of 2002, the Company filed a Current Report on Form 8-K with an Item 5 disclosure with the Securities and Exchange Commission on December 11, 2002, and a Current Report on Form 8-K with an
     Item 5 disclosure with the Securities and Exchange Commission on December 23, 2002.

     (C) EXHIBITS


 1.1     Purchase Agreement, dated January 25, 2002, between PanAmSat
         Corporation, as the Issuer, NET/36, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat International Holdings, Inc., Ushi,
         Inc., PanAmSat Marketing Corporation, PanAmSat International
         Systems, Inc., PanAmSat Asia Carrier Services, Inc.,
         PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS
         International Employment, Inc., PanAmSat Licensee Corp.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, LLC, PanAmSat International Systems Marketing, LLC,
         Service and Equipment Corporation, Southern Satellite Corp.
         and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc
         Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen
         Securities Corporation, as purchasers is incorporated by reference to Exhibit 1.1 of PanAmSat Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2001.
 2.1     Agreement and Plan of Reorganization, dated September 20,
         1996, among Hughes Communications, Inc., Hughes
         Communications Galaxy, Inc., Hughes Communications Satellite
         Services, Inc., Hughes Communications Services, Inc., Hughes
         Communications Carrier Services, Inc., Hughes Communications
         Japan, Inc., PanAmSat Corporation (formerly known as
         Magellan International, Inc. ("PanAmSat")) and PanAmSat
         International Systems, Inc. (formerly known as PanAmSat
         Corporation and successor corporation to PanAmSat, L.P.
         ("PanAmSat International")) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International's
         Quarterly Report on Form 10-Q for the period ended June 30,
         1996.
 2.2 Amendment to Agreement and Plan of Reorganization dated as of April 4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy
         Statement/ Prospectus (the "Proxy Statement/Prospectus") contained in PanAmSat's Registration Statement on Form S-4
         (Reg. No. 333-25293) filed on April 16, 1997 (the
         "Registration Statement").
 2.3 Agreement and Plan of Merger, dated as of April 4, 1997, among PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/Prospectus.
 2.4     Assurance Agreement, dated September 20, 1996, between
         Hughes Electronics Corporation, PanAmSat International,
         Satellite Company, L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy
         Statement/Prospectus.
 2.6     Stock Contribution and Exchange Agreement, dated September
         20, 1996, among Grupo Televisa, S.A., Satellite Company,
         L.L.C., PanAmSat and Hughes Communications, Inc. is incorporated herein by reference to Exhibit 2.4 to the Registration Statement.
 3.1 Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 3.2 Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
 4.1.1   Amended and Restated Stockholder Agreement, dated as of May
         16, 1997, by and among PanAmSat, Hughes Communications,
         Inc., Satellite Company, LLC and the former holders of Class
         A Common Stock of PanAmSat International is incorporated herein by reference to Appendix M to the Proxy
         Statement/Prospectus.
 4.1.2   Letter Agreement, dated February 26, 1999, among PanAmSat,
         Hughes Communications, Inc. and the former holders of Class
         A Common Stock of PanAmSat International is incorporated by reference to Exhibit 4.1.2 to PanAmSat's Annual Report on
         Form 10-K for the year ended December 31, 1998.


 4.2 Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes
         Communications, Inc., Hughes Communications Galaxy, Inc.,
         Hughes Communications Satellite Services, Inc., Satellite
         Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy Statement/Prospectus.
 4.3.1   Loan Agreement, dated May 15, 1997, between Hughes Network
         Systems, Inc. and PanAmSat is incorporated by reference to
         Exhibit 4.3 to PanAmSat's Current Report on Form 8-K dated
         June 5, 1997.
 4.3.2   First Amendment to Loan Agreement, constituting Exhibit
         4.3.1 hereto, dated as of December 23, 1997, between Hughes
         Electronics Corporation and PanAmSat is incorporated herein by references to Exhibit 4.3.2 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.3.3   Subordination and Amendment Agreement, dated as of February
         20, 1998, among Hughes Electronics Corporation, PanAmSat and
         Citicorp USA, Inc., as administrative agent is incorporated herein by references to Exhibit 4.3.3 to PanAmSat's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.3.4 Subordination Agreement, dated as of January 16, 1998, between Hughes Electronics and PanAmSat is incorporated herein by reference to Exhibit 4.3.4 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 1998.
 4.4 Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1997.
 4.5 Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat
         International is incorporated herein by reference to Exhibit
         4.2.2 to PanAmSat's Registration Statement on Form S-4
         (Registration No. 333-56227).
 4.7     Letter Agreement, dated July 22, 1998, between Hughes
         Electronics Corporation and PanAmSat is incorporated herein by reference to Exhibit 4.3.4 to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 4.8 Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat International Holdings, Inc., Ushi,
         Inc., PanAmSat Marketing Corporation, PanAmSat International
         Systems, Inc., PanAmSat Asia Carrier Services, Inc.,
         PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS
         International Employment, Inc., PanAmSat Licensee Corp.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, LLC, PanAmSat International Systems Marketing, LLC,
         Service and Equipment Corporation, Southern Satellite Corp.
         and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes is incorporated by reference to Exhibit 4.8 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
 4.9 Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First
         Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO
         Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities is incorporated by reference to Exhibit 4.9 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.31.1  Amended and Restated Collateral Trust Agreement, dated as of
         May 16, 1997, by and among PanAmSat, Hughes Communications,
         Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ
         Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997.
10.31.2  First Amendment, dated April 30, 1998, to Amended and
         Restated Collateral Trust Agreement by and among PanAmSat,
         Hughes Communications, Inc., Satellite Company, LLC, Grupo
         Televisa, S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule
         13D filed by Hughes Communications, Inc. on May 1, 1998.


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


10.40.2 Amendment No. 1, dated as of December 15, 2000, to Amended and Restated Galaxy VIII(i) Transponder Lease Agreement between PanAmSat Corporation and California Broadcast
         Center, LLC is incorporated herein by reference to Exhibit
         10.40.2 to PanAmSat's Annual Report on Form 10-K for the year ended December 31, 2000.(1)
10.41.1 Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997. Identical agreements have been executed by PanAmSat in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello,
         Steven D. Dorfman, Dennis F. Hightower, James M. Hoak,
         Joseph R. Wright, Jr., Michael T. Smith, Carl A. Brown,
         Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale,
         David P. Berman, Roxanne S. Austin, Tig H. Krekel, Stephen
         R. Kahn, R. Douglas Kahn, Michael J. Inglese, Thomas E.
         Eaton, Jr., James B. Frownfelter, Jack A. Shaw, Michael J.
         Gaines, Eddy W. Hartenstein and Larry D. Hunter.
10.42 Credit Agreement, dated February 20, 1998, among PanAmSat, certain lenders and Citicorp USA, Inc., as administrative agent is incorporated herein by reference to Exhibit 10.42 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.42.2 Amendment to the Revolving Credit Agreement between Citibank and PanAmSat Corporation, dated September 29, 1999, is incorporated herein by reference to Exhibit 10.42.2 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.55    Fixed Price Contract for DOMSAT 1, DOMSAT 2, and Option
         Spacecraft, Related Services and Documentation -- Contract
         No. 98-PAS-002, dated as of October 9, 1998, between
         PanAmSat and Hughes Space and Communications Company is incorporated herein by reference to Exhibit 10.55 to PanAmSat's Annual Report on Form 10-K for the year ended
         December 31, 1998.(2)
10.55.2  Amendment No. 1 to Fixed Price Contract for DOMSAT 1, DOMSAT
         2 and Option Spacecraft, Related Services and
         Documentation -- Contract No. 98-PAS-002, dated as of
         January 8, 1999, between PanAmSat Corporation and Hughes
         Space and Communications Company, is incorporated herein by reference to Exhibit 10.55.2 to PanAmSat's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1998.(1)
10.55.3  Amendment No. 2 to Fixed Price Contract for Galaxy 10R,
         Galaxy 4R and Option Spacecraft, Related Services and
         Documentation -- Contract No. 98-PAS-002, dated as of
         December 15, 2000, between PanAmSat Corporation and Boeing
         Satellite Systems, Inc. is incorporated herein by reference to Exhibit 10.55.3 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.56    PanAmSat Corporation Amended and Restated Restoration and
         Deferred Compensation Plan, is incorporated herein by reference to Exhibit 10.56 to PanAmSat's Quarterly Report on
         Form 10-Q for the quarterly period ended September 30, 1999.
10.57    PanAmSat Corporation 1999 Non-Employee Directors
         Compensation Deferral Plan, is incorporated herein by reference to Exhibit 10.57 to PanAmSat's Quarterly Report on
         Form 10-Q for the quarterly period ended September 30, 1999.
10.57.1  Amendment to the PanAmSat Corporation 1999 Non-Employee
         Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.59 Amended and Restated Loan and Security Agreement by and among PanAmSat Corporation, The Chase Manhattan Bank, and certain lending institutions, dated as of July 2, 1999, is incorporated herein by reference to Exhibit 10.59 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.62 PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement filed on April 28,
         2000.
10.63    Galaxy IIIC Transponder Lease Agreement between PanAmSat
         Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 2000.(1)
10.63.1 Amendment No. 1 to Galaxy IIIC Transponder Lease Agreement between PanAmSat Corporation and California Broadcast
         Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.63.1 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)


10.64    Galaxy VIII(i)R Transponder Lease Agreement between PanAmSat
         Corporation and California Broadcast Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.64 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.65    Fixed Price Contract between PanAmSat Corporation and Boeing
         Satellite Systems, Inc. for Galaxy VIII(i)R and Option
         Spacecraft, Related Services and Documentation -- Contract
         No. 00-PAS-001, dated as of December 15, 2000 is incorporated herein by reference to Exhibit 10.65 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.66    Lease between 20 Westport Holdings L.L.C., Landlord and
         PanAmSat Corporation, dated September 29, 2000 is incorporated herein by reference to Exhibit 10.66 to PanAmSat's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.68    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and James W.
         Cuminale, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.68 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended March 31, 2001.
10.69    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and Thomas E. Eaton, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.69 to PanAmSat's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10.70    PanAmSat Corporation Executive Change in Control Severance
         Agreement between PanAmSat Corporation and Michael J.
         Inglese, dated January 31, 2001 is incorporated herein by reference to Exhibit 10.70 to PanAmSat's Quarterly Report on
         Form 10-Q for the period ended March 31, 2001.
10.71    Employment Agreement between PanAmSat Corporation and Joseph
         R. Wright, Jr., dated as of August 20, 2001 is incorporated herein by reference to Exhibit 10.71 to PanAmSat's Quarterly
         Report on Form 10-Q for the period ended September 30, 2001.
10.71.1 Letter dated September 27, 2002, modifying certain terms of the Employment Agreement dated August 20, 2001 between
         PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.82 to PanAmSat's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
10.71.2 Letter dated February 3, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between
         PanAmSat Corporation and Joseph R. Wright, Jr.*
10.71.3 Letter dated February 5, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between
         PanAmSat Corporation and Joseph R. Wright, Jr.*
10.72    Employment Agreement between PanAmSat Corporation and James
         B. Frownfelter, dated as of November 8, 2001 is incorporated by reference to Exhibit 10.72 of PanAmSat Corporation's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001.
10.73    Retention Bonus Agreement between PanAmSat Corporation and
         James W. Cuminale, dated as of April 2, 2001 is incorporated by reference to Exhibit 10.73 of PanAmSat Corporation's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001.
10.74    Retention Bonus Agreement between PanAmSat Corporation and
         Thomas E. Eaton, Jr., dated as of April 2, 2001 is incorporated by reference to Exhibit 10.74 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.75    Retention Bonus Agreement between PanAmSat Corporation and
         James B. Frownfelter, dated as of April 2, 2001 is incorporated by reference to Exhibit 10.75 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.76    Retention Bonus Agreement between PanAmSat Corporation and
         Michael J. Inglese, dated as of April 2, 2001 is incorporated by reference to Exhibit 10.76 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.77    Letter Agreement between PanAmSat Corporation and R. Douglas
         Kahn, dated as of August 14, 2001 is incorporated by reference to Exhibit 10.77 of PanAmSat Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2001.


10.78    Credit Agreement, dated as of February 25, 2002, between
         PanAmSat Corporation, Credit Suisse First Boston, Bankers
         Trust Company, Allied Irish Banks plc, the Governor and
         Company of the Bank of Scotland, Fuji Bank, Ltd., General
         Electric Capital Corporation, Industrial Bank of Japan,
         Societe Generale, The Bank of New York, Metropolitan Life
         Insurance Company and Credit Industrial et Commercial, as
         Lenders, Credit Suisse First Boston, as Administrative
         Agent, Credit Suisse First Boston, as Sole Bookrunner and
         Sole Lead Arranger, Credit Suisse First Boston and Deutsche
         Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc
         Alex Brown, Inc., as Syndication Agent, and Societe
         Generale, as Documentation Agent is incorporated by reference to Exhibit 10.78 of PanAmSat Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2001.
10.79    Intercreditor and Collateral Trust Agreement, dated as of
         February 25, 2002, between PanAmSat Corporation, NET/36,
         Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital
         Corporation, PanAmSat Carrier Services, Inc., PanAmSat
         Communications Carrier Services, Inc., PanAmSat
         Communications Japan, Inc., PanAmSat Communications
         Services, Inc., PanAmSat India, Inc., PanAmSat India
         Marketing, LLC, PanAmSat International Holdings, Inc.,
         PanAmSat International Sales, Inc., PanAmSat International
         Systems, Inc., PanAmSat International Systems, LLC, PanAmSat
         International Systems Marketing, LLC, PanAmSat Licensee
         Corp., PanAmSat Marketing Corporation, PAS International
         Employment, Inc., Service and Equipment Corporation,
         Southern Satellite Corp., Southern Satellite Licensee
         Corporation, and Ushi, Inc., as Subsidiary Guarantors,
         Credit Suisse First Boston, as Administrative Agent, and The
         Bank of New York, as collateral trustee is incorporated by reference to Exhibit 10.79 of PanAmSat Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2001.
10.80 Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia
         Carrier Services, Inc., PanAmSat Capital Corporation,
         PanAmSat Carrier Services, Inc., PanAmSat Communications
         Carrier Services, Inc., PanAmSat Communications Japan, Inc.,
         PanAmSat Communications Services, Inc., PanAmSat India,
         Inc., PanAmSat India Marketing, LLC, PanAmSat International
         Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat
         International Systems, Inc., PanAmSat International Systems,
         LLC, PanAmSat International Systems Marketing, LLC, PanAmSat
         Licensee Corp., PanAmSat Marketing Corporation, PAS
         International Employment, Inc., Service and Equipment
         Corporation, Southern Satellite Corp., Southern Satellite
         Licensee Corporation, and Ushi, Inc., as Subsidiary
         Guarantors, and Credit Suisse First Boston, as
         Administrative Agent is incorporated by reference to Exhibit
         10.80 of PanAmSat Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.81 Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia
         Carrier Services, Inc., PanAmSat Capital Corporation,
         PanAmSat Carrier Services, Inc., PanAmSat Communications
         Carrier Services, Inc., PanAmSat Communications Japan, Inc.,
         PanAmSat Communications Services, Inc., PanAmSat India,
         Inc., PanAmSat India Marketing, LLC, PanAmSat International
         Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat
         International Systems, Inc., PanAmSat International Systems,
         LLC, PanAmSat International Systems Marketing, LLC, PanAmSat
         Licensee Corp., PanAmSat Marketing Corporation, PAS
         International Employment, Inc., Service and Equipment
         Corporation, Southern Satellite Corp., Southern Satellite
         Licensee Corporation, and Ushi, Inc., as Subsidiary
         Guarantors, and The Bank of New York, as Collateral Trustee is incorporated by reference to Exhibit 10.81 of PanAmSat
         Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.82    Executive Change in Control Severance Agreement, dated
         November 8, 2001, by and between PanAmSat Corporation and
         James B. Frownfelter, is incorporated by reference to
         Exhibit 10.82 of PanAmSat Corporation's Quarterly Report on
         Form 10-Q for the quarterly period ended March 31, 2002.
10.83    Form of PanAmSat Corporation Executive Change of Control
         Severance Agreement, effective as of October 15, 2001 and entered into between PanAmSat Corporation and each of James
         W. Cuminale, Thomas E. Eaton, Jr., James B. Frownfelter and
         Michael J. Inglese in March 2002, is incorporated by reference to Exhibit 10.63 of PanAmSat Corporation's
         Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 2002.
21.1     List of subsidiaries of PanAmSat Corporation.*


23.1     Consent of Deloitte & Touche LLP.*
24.1     Powers of Attorney.*
99.1     Certification of Chief Executive Officer.*
99.2     Certification of Chief Financial Officer.*

---------------

 *  Filed herewith.

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

                              PANAMSAT CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE    ADDITIONS    ADDITIONS
                                               AT       CHARGED TO   CHARGED TO                 BALANCE
                                            BEGINNING   COSTS AND      OTHER                   AT END OF
               DESCRIPTION                   OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
               -----------                  ---------   ----------   ----------   ----------   ---------
                                                               (DOLLARS IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 2002
Allowances Deducted from Assets
  Accounts receivable (for doubtful
     receivables).........................    $15.0       $ 4.0        $  --        $(10.3)(a)   $ 8.7
  Net investment in sales-type leases (for
     doubtful receivables)................      5.7         5.0           --            --        10.7
  Long-term receivables (for doubtful
     receivables).........................       --         3.6           --            --         3.6
                                              -----       -----        -----        ------       -----
     Total Allowances Deducted from
       Assets.............................    $20.7       $12.6        $  --        $(10.3)      $23.0
                                              =====       =====        =====        ======       =====
FOR THE YEAR ENDED DECEMBER 31, 2001
Allowances Deducted from Assets
  Accounts receivable (for doubtful
     receivables).........................    $ 8.0       $15.3        $  --        $ (8.3)(a)   $15.0
  Net investment in sales-type leases (for
     doubtful receivables)................     10.3          --           --          (4.6)(a)     5.7
  Long-term receivables (for doubtful
     receivables).........................       --          --           --            --          --
                                              -----       -----        -----        ------       -----
     Total Allowances Deducted from
       Assets.............................    $18.3       $15.3        $  --        $(12.9)      $20.7
                                              =====       =====        =====        ======       =====
FOR THE YEAR ENDED DECEMBER 31, 2000
Allowances Deducted from Assets
  Accounts receivable (for doubtful
     receivables).........................    $ 4.6       $ 5.9        $  --        $ (2.5)(a)   $ 8.0
  Net investment in sales-type leases (for
     doubtful receivables)................     10.3          --           --            --        10.3
  Long-term receivables (for doubtful
     receivables).........................       --          --           --            --          --
                                              -----       -----        -----        ------       -----
     Total Allowances Deducted from
       Assets.............................    $14.9       $ 5.9        $  --        $ (2.5)      $18.3
                                              =====       =====        =====        ======       =====

---------------

(a) Primarily relates to accounts written-off.

Reference should be made to the Notes to the Consolidated Financial Statements.

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

March 6, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                       TITLE                      DATE
                    ---------                                       -----                      ----
                        *                            Chairman of the Board of Directors    March 6, 2003
 ------------------------------------------------
                   JACK A. SHAW

                        *                               President and Chief Executive      March 6, 2003
 ------------------------------------------------       Officer (principal executive
              JOSEPH R. WRIGHT, JR.                         officer) and Director

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
               LAWRENCE N. CHAPMAN

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
               PATRICK J. COSTELLO

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
                MICHAEL J. GAINES

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
               EDDY W. HARTENSTEIN

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
               DENNIS F. HIGHTOWER

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
                  JAMES M. HOAK

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
                 LARRY D. HUNTER

                        *                                         Director                 March 6, 2003
 ------------------------------------------------
                 STEPHEN R. KAHN

              /s/ MICHAEL J. INGLESE                 Executive Vice President and Chief    March 6, 2003
 ------------------------------------------------       Financial Officer (principal
                MICHAEL J. INGLESE                     financial officer and principal
                                                             accounting officer)

 *By:             /s/ JAMES W. CUMINALE                                                    March 6, 2003
        ------------------------------------------
          (JAMES W. CUMINALE, ATTORNEY-IN-FACT)

                                 CERTIFICATIONS

I, Joseph R. Wright, President and Chief Executive Officer of PanAmSat Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of PanAmSat Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JOSEPH R. WRIGHT
                                          --------------------------------------
                                                      Joseph R. Wright
                                                President and Chief Executive
                                                      Officer

Date: March 6, 2003

I, Michael J. Inglese, Executive Vice President and Chief Financial Officer of PanAmSat Corporation, certify that:

          1. I have reviewed this annual report on Form 10-K of PanAmSat Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ MICHAEL J. INGLESE
                                          --------------------------------------
                                                     Michael J. Inglese
                                                Executive Vice President and
                                                Chief Financial Officer

Date: March 6, 2003