Form 10-Q
period 2003-03-31
PANAMSAT CORP /NEW/
filed 2003-05-06
CIK 1037388

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                           COMMISSION FILE NO. 0-22531

                              PANAMSAT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       95-4607698
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION
           OR ORGANIZATION)                                     NO.)

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

                                  Yes [X] No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes [X] No  [ ]

            As of May 2, 2003, an aggregate of 150,052,099 shares of the Company's Common Stock were outstanding.

      Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we," "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (ii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to the company's contracted backlog for future services, (ix) risks associated with the company's indebtedness, (x) risks related to control by our majority stockholder and (xi) litigation. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q or under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the United States Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,        MARCH 31,
                                                          2003             2002
                                                          ----             ----
REVENUES:

  Operating leases, satellite services and other       $    195,420   $     201,369
  Outright sales and sales-type leases                        4,336           5,770
                                                       ------------   -------------
     Total revenues                                         199,756         207,139
                                                       ------------   -------------

OPERATING COSTS AND EXPENSES:
  Depreciation                                               72,267          93,955
  Direct operating costs (exclusive of depreciation)         33,188          32,489
  Selling, general and administrative expenses               18,026          32,483
  Facilities restructuring and severance costs                   --          12,519
  Gain on PAS-7 insurance claim                                  --         (40,063)
  Loss on conversion of sales-type leases                        --          18,690
                                                       ------------   -------------
     Total operating costs and expenses                     123,481         150,073
                                                       ------------   -------------

INCOME FROM OPERATIONS                                       76,275          57,066

INTEREST EXPENSE- net                                        34,275          29,038
                                                       ------------   -------------

INCOME BEFORE INCOME TAXES                                   42,000          28,028

INCOME TAX EXPENSE                                           11,142           7,007
                                                       ------------   -------------

NET INCOME                                             $     30,858   $      21,021
                                                       ============   =============

NET INCOME PER COMMON SHARE - basic and diluted        $       0.21   $        0.14
                                                       ============   =============

Weighted average common shares outstanding              150,004,000     149,886,000
                                                       ============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              MARCH 31,   DECEMBER 31,
                                                2003          2002
                                                ----          ----
                                             (UNAUDITED)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $  619,169   $  783,998
 Short-term investments                         100,616       99,785
 Accounts receivable-net                         51,292       34,276
 Net investment in sales-type leases             23,441       22,858
 Prepaid expenses and other current assets       37,671       43,170
 Receivable - satellite manufacturer             69,500       72,007
 Deferred income taxes                            8,515        7,889
                                             ----------   ----------
     Total current assets                       910,204    1,063,983

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                2,819,636    2,865,279

NET INVESTMENT IN SALES-TYPE LEASES             155,789      161,869

GOODWILL                                      2,238,659    2,238,659

DEFERRED CHARGES AND OTHER ASSETS               152,349      157,948
                                             ----------   ----------

TOTAL ASSETS                                 $6,276,637   $6,487,738
                                             ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,     DECEMBER 31,
                                                                   2003           2002
                                                                   ----           ----
                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                      $    70,127    $    77,309
 Current portion of long-term debt                                  16,750        200,000
 Accrued interest payable                                           19,558         50,961
 Deferred revenues                                                  19,426         18,923
                                                               -----------    -----------
     Total current liabilities                                     125,861        347,193

LONG-TERM DEBT                                                   2,333,250      2,350,000

DEFERRED INCOME TAXES                                              428,922        417,843

DEFERRED CREDITS AND OTHER (principally customer
   deposits and deferred revenue)                                  284,553        295,160
                                                               -----------    -----------

TOTAL LIABILITIES                                                3,172,586      3,410,196
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value - 400,000,000
  shares authorized; 150,038,679 and 149,967,476 outstanding
  at March 31, 2003 and December 31, 2002, respectively              1,501          1,500
 Additional paid-in-capital                                      2,533,219      2,532,334
 Retained earnings                                                 576,951        546,093
 Excess of purchase price over historical cost basis of net
   assets acquired (See Note 2)                                     (5,158)            --
 Accumulated other comprehensive loss                               (2,462)        (2,385)
                                                               -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                       3,104,051      3,077,542
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 6,276,637    $ 6,487,738
                                                               ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PANAMSAT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          EXCESS OF
                                                                                          PURCHASE
                                                                                         PRICE OVER
                                                                                         HISTORICAL
                               COMMON STOCK                     ACCUMULATED                 COST                   COMPREHENSIVE
                               ------------        ADDITIONAL      OTHER                  BASIS OF                     OTHER
                                        PAR VALUE   PAID-IN    COMPREHENSIVE  RETAINED   NET ASSETS                    INCOME
                            SHARES       AMOUNT     CAPITAL        LOSS       EARNINGS    ACQUIRED       TOTAL         (LOSS)
                            ------       ------     -------        ----       --------    --------       -----        ------
BALANCE, JANUARY
 1, 2003 ................  149,967,476    $1,500   $2,532,334    $(2,385)     $546,093    $    --     $ 3,077,542   $     --
Additional issuance
 of common stock ........       71,203         1          885         --            --         --             886         --
Unrealized loss
 on cash flow hedge .....           --        --           --        (76)           --         --             (76)       (76)
Unrealized loss on
 short-term
 investments ............           --        --           --         (1)           --         --              (1)        (1)
Acquisition of Hughes
 Global Services ........           --        --           --         --            --     (5,158)         (5,158)        --
Net income ..............           --        --           --         --        30,858         --          30,858     30,858
                           -----------    ------   ----------    -------      --------    -------     -----------   --------
BALANCE, MARCH
 31, 2003 ...............  150,038,679    $1,501   $2,533,219    $(2,462)     $576,951    $(5,158)    $ 3,104,051   $ 30,781
                           ===========    ======   ==========    =======      ========    =======     ===========   ========

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                   MARCH 31,      MARCH 31,
                                                                     2003           2002
                                                                     ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  30,858    $    21,021
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation                                                        72,267         93,955
 Deferred income taxes                                               10,750          6,764
 Amortization of debt issuance costs and other deferred charges       2,471          2,682
 Provision for uncollectible receivables                              2,112         10,000
 Other non-cash expenses                                             (1,976)            --
 Gain on PAS-7 insurance claim                                           --        (40,063)
 Loss on conversion of sales-type leases                                 --         18,690
 Facilities restructuring and severance costs                            --         11,224
 Loss on early extinguishment of debt                                    --          3,309
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                5,497          5,979
       Operating leases and other receivables                        (1,507)        (1,401)
       Prepaid expenses and other assets                             15,956          8,849
       Accounts payable and accrued liabilities                     (54,166)       (21,884)
       Deferred gains and revenues                                   (3,143)         5,543
                                                                  ---------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                       79,119        124,668
                                                                  ---------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (including capitalized interest)             (33,081)       (73,979)
  Insurance proceeds from satellite recoveries                           --        173,691
  Purchase of short-term investments                                   (830)            --
  Acquisition of Hughes Global Services                              (8,216)            --
                                                                  ---------    -----------
     NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                        (42,127)        99,712
                                                                  ---------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  New borrowings                                                         --      1,800,000
  Repayments                                                       (200,000)    (1,771,542)
  Debt issuance costs                                                    --        (38,360)
  Other                                                              (1,821)        (1,856)
                                                                  ---------    -----------
     NET CASH USED IN FINANCING ACTIVITIES                         (201,821)       (11,758)
                                                                  ---------    -----------

 NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                               (164,829)       212,622

 CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                          783,998        443,266
                                                                  ---------    -----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 619,169    $   655,888
                                                                  =========    ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash received for interest                                      $   3,494    $     2,949
                                                                  ---------    -----------
  Cash paid for interest                                          $  72,248    $    33,787
                                                                  ---------    -----------
  Cash paid for taxes                                             $     720    $       366
                                                                  ---------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the PanAmSat Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") on March 6, 2003, and all other PanAmSat filings filed with the SEC through the date of this report.

      On April 9, 2003, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corp.") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corp. of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corp. Transactions"). The transactions are subject to a number of conditions, including, among other things, U.S. antitrust and Federal Communications Commission (the "FCC") approvals, obtaining appropriate approvals of GM's stockholders and obtaining a favorable ruling as to certain tax matters from the Internal Revenue Service. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corp. require that Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corp. for PanAmSat to enter into certain strategic and other transactions.

      The Company's senior secured credit facility requires that the Company obtain the consent of the lenders prior to the consummation of the News Corp. Transactions. The Company has initiated the process for obtaining such consent. Failure to obtain such consent would constitute an event of default under such facility. No assurances can be given that such consent will be obtained.


(2)   ACQUISITION OF HUGHES GLOBAL SERVICES

      On March 7, 2003, the Company acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from Hughes Electronics for approximately $8.2 million in cash and the assumption of certain related liabilities, subject to certain post-closing adjustments. In connection with this transaction, the Company acquired the HGS-3 satellite and the rights to acquire an additional satellite from Hughes Electronics. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. The acquisition supports PanAmSat's strategic initiative to expand our government service offerings through the newly created division, G2 Satellite Solutions Company. The net assets acquired are as follows (in millions):


                    Total current assets                 $ 16.9
                                                         ======
                    Total assets                         $ 17.7
                    Total liabilities                      14.7
                                                         ------
                    Net assets acquired                  $  3.0
                                                         ======

      Since HGS and PanAmSat are under the common control of Hughes Electronics, the excess purchase price of approximately $5.2 million over the historical cost of the net assets acquired was recorded within stockholders' equity on the accompanying consolidated balance sheet as of March 31, 2003. The consolidated results of G2 Satellite Solutions Company from the date of the acquisition through March 31, 2003 are included within the Company's consolidated income statement for the quarter ended March 31, 2003.

(3)   NEW ACCOUNTING PRONOUNCEMENTS

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

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

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

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this new standard will have on its consolidated results of operations or financial position, if any.

(4)   SATELLITE DEVELOPMENTS

      Reference is made to "Item 1. Business - Overview - Our Business Strategy"; "Our Satellite Network and Ground Infrastructure"; and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

      In April 2003, the Company launched Galaxy XII and placed it in service at 74 degrees west longitude. The spacecraft is PanAmSat's next-generation backup satellite for its domestic cable and broadcast video customers. Galaxy XII also offers as-needed incremental capacity for premium cable, HDTV and specialized new services in North America. Built and custom-designed for PanAmSat by Orbital Sciences Corporation, Galaxy XII has twenty-four 36-MHz C-band transponders.

      The Company expects to launch up to three more satellites by the end of 2005. The Company, together with Horizons LLC, which we jointly own with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons I satellite to 127 degrees west longitude in the second half of 2003. The Company has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

      In November 2002, our customer for all of the capacity on the Galaxy VIII-iR satellite exercised its pre-launch right to terminate its lease agreement with us. In the first quarter of 2003, the manufacturer and PanAmSat terminated the construction contract by mutual agreement. In connection with the termination of the construction contract, as of March 31, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. We expect to collect this receivable in December 2003. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

      The Company transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc. ("HNS"), an affiliate of the Company, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The FCC has approved the transfer of this authorization.

(5)   LONG-TERM DEBT

      At March 31, 2003, the Company had total debt outstanding of $2.35 billion, including current maturities of $16.8 million related to quarterly principal payments due in March 2004. The Company's $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

      In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes were exchanged for registered notes with substantially identical terms in November 2002. The agreement governing the Senior Secured Credit Facility and the indenture governing the Senior Notes contain various covenants which impose significant restrictions on our business.

      The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. At March 31, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 3.0% and LIBOR plus 3.5%, respectively. In addition, the Company is required to pay a commitment fee in respect of the unused commitments under the Revolving Facility which, as of March 31, 2003, was 0.50% per year. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount.

      In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B Facility though the maturity date of the interest rate hedge. During the three months ended March 31, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The amount accumulated in other comprehensive income will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the outstanding interest-rate hedge agreement as of March 31, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.8 million.

      Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. All subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

      The Company's Senior Secured Credit Facility requires that the Company obtain the consent of the lenders prior to the consummation of the News Corp. Transactions. The Company has initiated the process for obtaining such consent. Failure to obtain such consent would constitute an event of default under such facility. No assurances can be given that such consent will be obtained.

      In addition to the Senior Secured Credit Facility and the Senior Notes, the Company has outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due
      2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

(6)   STOCK-BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

      During the quarter ended March 31, 2003 the Company issued options to purchase 11,900 shares under the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Plan"). Compensation expense will be based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. Since these options were granted on March 31, 2003, the Company recorded minimal compensation expense during the first quarter of 2003. The Company will recognize compensation expense of approximately $50 thousand ratably over the vesting period beginning in the second quarter of 2003 for these options granted. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price on the date of grant for all prior grants.

      The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands).

                                                                                   THREE MONTHS ENDED:
                                                                                -----------------------
                                                                                  MARCH 31,   MARCH 31,
                                                                                   2003         2002
                                                                                  --------   ---------
      Net income, as reported                                                     $ 30,858    $ 21,021
      Add: Stock-based employee compensation expense
      included in reported net income,
      net of related tax effects                                                        --          --
      Deduct: Total stock-based employee compensation
      expense determined under fair value based
      methods for all awards, net of
      related tax effects                                                           (1,406)     (2,723)
                                                                                  --------    --------

      Pro forma net income                                                        $ 29,452    $ 18,298
                                                                                  ========    ========

      Earnings per share:
         Basic and Diluted - as reported                                          $   0.21    $   0.14
                                                                                  ========    ========

         Basic and Diluted - pro forma                                            $   0.20    $   0.12
                                                                                  ========    ========

      The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

      On April 30, 2003, the Company's Board of Directors approved an amendment to the Plan to clarify certain matters as to the issuance of restricted stock units. Also on this date, the Compensation Committee of the Board of Directors approved the issuance of up to 500,000 restricted stock units under the Plan.

(7)   2002 GAIN ON PAS-7 INSURANCE CLAIM

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


(8)   2002 LOSS ON CONVERSION OF SALES-TYPE LEASES

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


(9)   FACILITIES RESTRUCTURING AND SEVERANCE COSTS

      Net facilities restructuring and severance costs were $0 for the three months ended March 31, 2003 and $12.5 million for the three months ended March 31, 2002. In the three months ended March 31, 2003, the Company recorded a severance charge of $0.8 million related to the Company's teleport consolidation plan. These costs were offset by a restructuring credit of $0.8 million related to the Company's 2002 facilities restructuring plan.

      In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek. This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for which the employees will be required to perform future services.

      On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities. In the first quarter of 2003, the Company recorded a restructuring credit of $0.8 million which was primarily related to the signing of a sub-lease agreement during the first quarter of 2003 for an amount higher than originally estimated.

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

      The facilities restructuring accruals remaining as of March 31, 2003 primarily relate to long-term lease obligations to be paid through 2011. The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

                                                          FACILITIES       SEVERANCE      TELEPORT
                                                         RESTRUCTURING       COSTS     CONSOLIDATION     TOTAL
                                                         -------------       -----     -------------     -----
       2001 restructuring charges                             $  --         $  8.2        $  --         $ 8.2
       Less: net cash payments in 2001                           --           (5.3)          --          (5.3)
                                                              -----         ------        -----         -----
       Balance as of December 31, 2001                           --            2.9           --           2.9
       First quarter 2002 restructuring charge                 11.2            1.3           --          12.5
       Third quarter 2002 restructuring charge (credit)         2.7           (1.5)          --           1.2
       Less: net cash payments in 2002                         (2.2)          (2.5)          --          (4.7)
       Less: non-cash items in 2002                            (4.1)            --           --          (4.1)
                                                               -----          -----         ----         -----
       Balance as of December 31, 2002                          7.6            0.2           --           7.8
       First quarter 2003 restructuring charge (credit)        (0.8)            --          0.8            --
       Less: net cash payment in 2003                          (0.8)          (0.1)          --          (0.9)
                                                               -----         ------        -----         -----
       Balance as of March 31, 2003                           $ 6.0         $  0.1        $ 0.8         $ 6.9
                                                               =====         ======        =====         =====



(10)  INTEREST EXPENSE-NET

      Interest expense for the three months ended March 31, 2003 and 2002 is recorded net of capitalized interest of $4.9 million and $5.4 million, respectively, and interest income of $3.2 million and $2.6 million, respectively.

      In connection with the Refinancing in the first quarter of 2002 (See Note 5 "Long-Term Debt"), the Company recorded an extraordinary loss on the early extinguishment of debt as a result of the write-off of the remaining unamortized debt issuance costs related to the Hughes Electronics term loan. Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), on January 1, 2003, the Company was required to reclassify this loss on extinguishment of debt, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. As such, the Company reclassified $3.3 million to interest expense and recorded the related income tax effect within income tax expense of $0.8 million for the quarter ended March 31, 2002 and year ended December 31, 2002. This reclassification had no effect on net income but will result in lower income before income taxes for these periods.


(11)  COMMITMENTS AND CONTINGENCIES

      SATELLITE COMMITMENTS

      We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through March 31, 2003, and we have approximately $41.5 million of expenditures remaining to be made under existing satellite construction contracts and $65.5 million to be made under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2003, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

      SATELLITE INSURANCE

      On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. The insurance policies for

      Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that the proof of loss with respect to these two satellites will be accepted by the insurers. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

      As of March 31, 2003, we had in effect launch and in-orbit insurance policies covering 15 satellites in the aggregate amount of $1.9 billion. We have seven uninsured satellites in orbit: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy VIII-i, which continues to operate in an inclined orbit as a supplement to Galaxy IIIC; Galaxy XI; and HGS-3. The Galaxy XI launch insurance policy lapsed in December 2002. The Company elected not to purchase additional in-orbit insurance for this satellite as the available terms were not commercially reasonable. The claim for constructive total loss made under the launch policy was for losses experienced prior to the expiration of the policy. HGS-3 was purchased by PanAmSat in connection with the HGS acquisition and has a net book value of $0.7 million as of March 31, 2003 (See Note 2 "Acquisition of Hughes Global Services").

      Of the insured satellites, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and served as a fleet backup through April 2003 when Galaxy XII was placed into service.

      At March 31, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $486.8 million related to uninsured satellites and $515.2 million related to satellites insured by Significant Exclusion Policies.

      A supplemental policy on Galaxy IVR for coverage of $21.4 million related to sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion.

      In May 2003, the insurance policies covering nine of the Company's satellites will expire. We are currently negotiating renewal policies for these satellites. Upon the expiration of our existing insurance policies, there can be no assurance that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

(12)  REVENUE BY SERVICE TYPE

      PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. For the three months ended March 31, 2003 and 2002, PanAmSat's revenues were $199.8 million and $207.1 million, respectively. These revenues were derived from the following service areas:

                                           PERCENTAGE OF REVENUES
                                             THREE MONTHS ENDED:
                                      -----------------------------------
                                      MARCH  31,               MARCH  31,
                                         2003                     2002
                                         ----                     ----
            Services:
            Video Services                 64%                    67%
            Network Services               28%                    26%
            Other Services                  8%                     7%
                                         -----                  -----
            Total:                        100%                   100%
                                         =====                  =====


(13)  CONTRACTED BACKLOG FOR FUTURE SERVICES

      Future contractual cash payments expected from customers (backlog) aggregated approximately $5.46 billion as of March 31, 2003, including approximately $784.8 million related to satellites to be launched. Included in the total backlog of $5.46 billion is $258.1 million of backlog that may be terminated pursuant to certain contractual termination rights.

      Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.46 billion backlog as of March 31, 2003, approximately $4.05 billion, or 74.3%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that six of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $1.03 billion of our backlog as of March 31, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At March 31, 2003, DIRECTV Latin America represented approximately $573 million, or 11% of our total backlog. The smallest of these six customers represented approximately $39.6 million, or 0.7% of our total backlog. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis should be read in conjunction with the PanAmSat management's discussion and analysis included in the PanAmSat Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") on March 6, 2003 and all other PanAmSat filings filed with the SEC through the date of this report.

On April 9, 2003, General Motors Corporation ("GM") Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corp.") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corp. of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corp. Transactions"). The transactions are subject to a number of conditions, including, among other things, U.S. antitrust and Federal Communications Commission (the "FCC") approvals, obtaining appropriate approvals of GM's stockholders and obtaining a favorable ruling as to certain tax matters from the Internal Revenue Service. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corp. require that Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corp. for PanAmSat to enter into certain strategic and other transactions.

The Company's senior secured credit facility requires that the Company obtain the consent of the lenders prior to the consummation of the News Corp. Transactions. The Company has initiated the process for obtaining such consent. Failure to obtain such consent would constitute an event of default under such facility. No assurances can be given that such consent will be obtained.


RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA (In thousands except per share data)


                                                       THREE MONTHS ENDED
                                                     ---------------------
                                                     MARCH  31,  MARCH  31,
                                                       2003        2002
                                                       ----        ----
Operating leases, satellite services and other       $195,420    $201,369
Outright sales and sales-type leases                    4,336       5,770
Total revenues                                        199,756     207,139
Depreciation                                           72,267      93,955
Direct operating costs (exclusive of depreciation)     33,188      32,489
Selling, general and administrative expenses           18,026      32,483
Facilities restructuring and severance costs               --      12,519
Gain on PAS-7 insurance claim                              --     (40,063)
Loss on conversion of sales-type leases                    --      18,690
Income from operations                                 76,275      57,066
Interest expense- net                                  34,275      29,038
Income before income taxes                             42,000      28,028
Income tax expense                                     11,142       7,007
Net income                                             30,858      21,021

Net income per common share - basic and
  Diluted                                            $   0.21    $   0.14

                              PANAMSAT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues - Revenues were $199.8 million for the three months ended March 31, 2003, compared to revenues of $207.1 million for the same period in 2002. Operating lease revenues, which were 97.8 percent of total revenues for the first quarter of 2003, decreased by 3.0 percent to $195.4 million from $201.4 million for the same period in 2002. The decrease in operating lease revenues was primarily due to lower termination fee revenue from the distribution of video programming of $7.7 million, as compared to the first quarter of 2002, partially offset by net new business from network services. Total sales and sales-type lease revenues were $4.3 million for the quarter ended March 31, 2003, compared to $5.8 million for the same period in 2002.

The Company provides video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services decreased by 8.3 percent to $122.4 million during the first quarter of 2003, compared to $133.5 million for the first quarter of 2002. This decrease was primarily due to lower termination fee revenue from the distribution of video programming of $7.7 million and lower occasional use services revenue of $2.7 million as compared to 2002. The decrease in occasional use services revenue is due primarily to the 2002 Winter Olympics, which took place during the first quarter of 2002. Overall video services revenues decreased by 9.0 percent to $126.8 million in the first quarter of 2003. Operating lease revenues from network services increased by 6.8 percent from $52.7 million for the first quarter of 2002 to $56.2 million for the first quarter of 2003. This increase was primarily due to net new business related to government and network resellers.

Depreciation - Depreciation expense decreased $21.7 million, or 23.1 percent, to $72.3 million for the three months ended March 31, 2003 from $94.0 million for the same period in 2002. The decrease in depreciation for the three months ended March 31, 2003 is due primarily to lower depreciation of $20.5 million related to Galaxy VI and Galaxy VIII-i, which were fully depreciated in September 2002 and July 2002, respectively, and lower depreciation expense recorded in 2003 as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See "Gain on PAS-7 Insurance Claim" below). These decreases were partially offset by additional depreciation expense related to our Galaxy IIIC satellite that was placed in service in the third quarter of 2002 and additional non-satellite depreciation.

Direct Operating Costs (exclusive of depreciation) - Direct operating costs increased $0.7 million or 2.2 percent, to $33.2 million for the three months ended March 31, 2003 from $32.5 million for the same period in 2002. The increase in direct operating costs is primarily attributable to costs relating to HGS, which was acquired on March 7, 2003 and a $3.1 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003. The increase for the period was partially offset by lower webcast services costs of $1.4 million and reduced insurance expenses of $0.9 million.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $14.5 million, or 44.5 percent, to $18.0 million for the three months ended March 31, 2003 from $32.5 million for the same period in 2002. The decrease is primarily due to lower bad debt expense of approximately $7.9 million and cost reductions as a result of operational efficiencies, including lower headcount related costs of $1.9 million.

Facilities Restructuring and Severance Costs - Facilities restructuring and severance costs were $0 for the three months ended March 31, 2003 as compared to $12.5 million in the first quarter of 2002. The 2002 charge was attributable to the consolidation of certain of the Company's facilities as well as the Company's expense reduction and webcast services restructuring plan, which commenced in the third quarter of 2001. In the first quarter of 2003, the Company recorded a severance charge of $0.8 million related to the Company's 2003 teleport consolidation plan. These costs were offset by a net restructuring credit of $0.8 million related to the Company's 2002 facilities restructuring plan (See Note 9 "Facilities Restructuring and Severance Costs" to the consolidated financial statements).

Gain on PAS-7 Insurance Claim - During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations. (See Note 7 "Gain on PAS-7 Insurance Claim" to the consolidated financial statements). There was no comparable transaction during 2003.

Loss on Conversion of Sales-Type Leases - On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the

Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $18.7 million. There was no comparable transaction in 2003.

Income from Operations - Income from operations was $76.3 million for the three months ended March 31, 2003, an increase of $19.2 million, or 33.7 percent, from $57.1 million for the same period in 2002. The increase in income from operations was primarily due to the company's operational streamlining that occurred over the past year, a reduction in bad debt expense, and lower depreciation related to Galaxy VI, PAS-7 and Galaxy VIII-i. These increases to income from operations were offset by the changes in revenue discussed above and several significant transactions recorded during the three months ended March 31, 2002 including the recording of: a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; net facilities restructuring and severance charges of $12.5 million; and an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers.

Interest Expense, Net - Interest expense, net was $34.3 million for the three months ended March 31, 2003, an increase of $5.3 million, or 18.0 percent, from $29.0 million for the same period in 2002. The increase in interest expense, net for the three months ended March 31, 2003 was primarily due to higher interest expense related to the new debt acquired as a result of the Refinancing. This increase was offset partially by the reclassification of a $3.3 million loss on the early extinguishment of debt recorded during the first quarter of 2002. The loss was reclassified to interest expense upon the adoption of the provisions of SFAS 145 on January 1, 2003 as it does not meet the new requirements for classification as an extraordinary item (See Note 10 "Interest Expense-Net" to the consolidated financial statements).

Income Taxes - Income taxes were $11.1 million for the three months ended March 31, 2003, an increase of $4.1 million or 59.0 percent, from $7.0 million for the three months ended March 31, 2002. The increase in income tax expense for the three months ended March 31, 2003 as compared to the first quarter of 2002 was primarily due to higher income before income taxes of $14.0 million. The Company estimates that its effective income tax rate will be 26.6 percent for 2003 as compared to 25.0 percent for 2002.

Satellite Developments - Reference is made to "Item 1. Business - Overview - Our Business Strategy"; "Our Satellite Network and Ground Infrastructure"; and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

In April 2003, the Company launched Galaxy XII and placed it in service at 74 degrees west longitude. The spacecraft is PanAmSat's next-generation backup satellite for its domestic cable and broadcast video customers. Galaxy XII also offers as-needed incremental capacity for premium cable, HDTV and specialized new services in North America. Built and custom-designed for PanAmSat by Orbital Sciences Corporation, Galaxy XII has twenty-four 36-MHz C-band transponders.

The Company expects to launch up to three more satellites by the end of 2005. The Company, together with Horizons LLC, which we jointly own with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons I satellite to 127 degrees west longitude in the second half of 2003. The Company has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life in 2006.

In November 2002, our customer for all of the capacity on the Galaxy VIII-iR satellite exercised its pre-launch right to terminate its lease agreement with us. In the first quarter of 2003, the manufacturer and PanAmSat terminated the construction contract by mutual agreement. In connection with the termination of the construction contract, as of March 31, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. We expect to collect this receivable in December 2003. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

The Company transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc. ("HNS"), an affiliate of the Company, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The FCC has approved the transfer of this authorization.

FINANCIAL CONDITION

At March 31, 2003, the Company had total debt outstanding of $2.35 billion, including current maturities of $16.8 million related to quarterly principal payments due in March 2004. The Company's $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

In February 2002, the Company entered into a credit facility in an aggregate principal amount of up to $1.25 billion (the "Senior Secured Credit Facility") and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes were exchanged for registered notes with substantially identical terms in November 2002. The agreement governing the Senior Secured Credit Facility and the indenture governing the Senior Notes contain various covenants which impose significant restrictions on our business.

The Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. At March 31, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 3.0% and LIBOR plus 3.5%, respectively. In addition, the Company is required to pay a commitment fee in respect of the unused commitments under the Revolving Facility which, as of March 31, 2003, was 0.50% per year. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount.

In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B Facility though the maturity date of the interest rate hedge. During the three months ended March 31, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The amount accumulated in other comprehensive income will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the outstanding interest-rate hedge agreement as of March 31, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.8 million.

Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of the Company and its subsidiaries, including its satellites. All subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

The Company's Senior Secured Credit Facility requires that the Company obtain the consent of the lenders prior to the consummation of the News Corp. Transactions. The Company has initiated the process for obtaining such consent. Failure to obtain such consent would constitute an event of default under such facility. No assurances can be given that such consent will be obtained.

In addition to the Senior Secured Credit Facility and the Senior Notes, the Company has outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the

Fillmore teleport. In addition to the pre-existing services that it provides, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek.

The Company estimates that this teleport consolidation plan will result in an overall gain of approximately $2 million, of which, a net gain on the disposal of land, buildings, and equipment of approximately $6 million will be recorded in 2004 and an aggregate of approximately $4 million of costs will be incurred during 2003 and 2004. These costs primarily consist of severance related costs for which the employees will be required to perform future services. Severance related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 45 employees.

On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities. In the first quarter of 2003, the Company recorded a restructuring credit of $0.8 million which was primarily related to the signing of a sub-lease agreement during the first quarter of 2003 for an amount higher than originally estimated.

The Company expects its significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. PanAmSat currently expects to spend approximately $140 million to $180 million on capital expenditures during 2003, which will primarily be comprised of costs to construct, insure and launch satellites.

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

In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur such additional indebtedness, the ability of PanAmSat to obtain any such additional financing would also be subject to the terms of PanAmSat's outstanding indebtedness and would require Hughes Electronics to obtain the consent of News Corp. pursuant to the agreements governing the News Corp. Transactions. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

Net cash provided by operating activities decreased $45.6 million, or 36.5 percent, to $79.1 million for the three months ended March 31, 2003, from $124.7 million for the three months ended March 31, 2002. The decrease in 2003 was primarily attributable to a decrease in net income adjusted for non-cash items of $11.1 million and an increase in the cash used within accounts payable and accrued liabilities of $32.3 million. The increase in cash used within accounts payable and accrued liabilities is primarily attributable to: (1) a $29.5 million decrease in accrued interest payable which was largely a result of the semi-annual interest payment in February 2003 on the $800 million Senior Notes; and (2) a $5.1 million increase in employee bonuses paid in the first quarter of 2003 as compared to the same period in 2002.

Net cash used in investing activities was $42.1 million for the three months ended March 31, 2003, compared to net cash provided by investing activities of $99.7 million for the three months ended March 31, 2002. This change was primarily due to the receipt of $173.7 million of proceeds from insurance claims during 2002 offset partially by a decrease in capital expenditures of $40.9 million during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Net cash used in financing activities increased to $201.8 million for the three months ended March 31, 2003, from $11.8 million for the three months ended March 31, 2002. The increase in net cash used in financing activities in 2003 was primarily due to the repayment of the $200 million 6.0% notes that matured and were repaid in January 2003.

COMMITMENTS AND CONTINGENCIES

We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through March 31, 2003, and we have approximately $41.5 million of expenditures remaining to be made under existing satellite construction contracts and $65.5 million to be made under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2003, the Company did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with their respective insurers if the proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that the proof of loss with respect to these two satellites will be accepted by the insurers. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

As of March 31, 2003, we had in effect launch and in-orbit insurance policies covering 15 satellites in the aggregate amount of $1.9 billion. We have seven uninsured satellites in orbit: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy VIII-i, which continues to operate in an inclined orbit as a supplement to Galaxy IIIC; Galaxy XI; and HGS-3. The Galaxy XI launch insurance policy lapsed in December 2002. The Company elected not to purchase additional in-orbit insurance for this satellite as the available terms were not commercially reasonable. The claim for constructive total loss made under the launch policy was for losses experienced prior to the expiration of the policy. HGS-3 was purchased by PanAmSat in connection with the HGS acquisition and has a net book value of $0.7 million as of March 31, 2003 (See
Note 2 "Acquisition of Hughes Global Services").

Of the insured satellites, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-6B, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The fifth satellite, Galaxy IIIR, was replaced in September 2002 by Galaxy IIIC and served as a fleet backup through April 2003 when Galaxy XII was placed into service.

At March 31, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $486.8 million related to uninsured satellites and $515.2 million related to satellites insured by Significant Exclusion Policies.

A supplemental policy on Galaxy IVR for coverage of $21.4 million related to sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion.

In May 2003, the insurance policies covering nine of the Company's satellites will expire. We are currently negotiating renewal policies for these satellites. Upon the expiration of our existing insurance policies, there can be no assurance that we will be able to procure new insurance for our satellites. In addition, new satellite insurance may only be available with higher premiums, higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims, additional satellite health-related policy exclusions, or other terms which may make such insurance commercially unreasonable. Accordingly, we may elect to discontinue insuring certain satellites. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

BACKLOG RISK

Future contractual cash payments expected from customers (backlog) aggregated approximately $5.46 billion as of March 31, 2003, including approximately $784.8 million related to satellites to be launched. Included in the total backlog of $5.46 billion is $258.1 million of backlog that may be terminated pursuant to certain contractual termination rights.

Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.46 billion backlog as of March 31, 2003, approximately $4.05 billion, or 74.3%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that six of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These six customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $1.03 billion of our backlog as of March 31, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At March 31, 2003, DIRECTV Latin America represented approximately $573 million, or 11% of our total backlog, and $58.6 million of our expected 2003 revenues. The smallest of these six customers represented approximately $39.6 million, or 0.7% of our total backlog, and $4.8 million of our expected 2003 revenues. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

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

EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this new standard will have on its consolidated results of operations or financial position, if any.

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

The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of March 31, 2003 for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

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

      - For the Company's fixed rate public debt, the current market rate of each public debt instrument is applied to each principal amount to arrive at a current yield to maturity for each public debt instrument as of the end of the period. The current market rate is then reduced by a factor of 10% and this revised market rate is applied to the principal amount of each public debt instrument to arrive at a yield to maturity based on the adverse interest rate change. The two yields to maturity are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

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

The Company has not experienced any material changes in interest rate exposures during the three months ended March 31, 2003. Based upon economic conditions and leading market indicators at March 31, 2003, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $55.9 million and $3.3 million, respectively, as of March 31, 2003. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at March 31, 2003 would be a reduction in cash flows of approximately $4.2 million and a reduction in net income of approximately $2.3 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks."

ITEM 4.  CONTROLS AND PROCEDURES.

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

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On December 19, 2002, a class action complaint on behalf of certain holders of the Company's common stock was filed in the Court of Chancery in the State of Delaware against Hughes Electronics and each of the members of the Board of Directors of the Company. The complaint alleged that Hughes Electronics and the Company's directors breached their fiduciary duty to the stockholders of the Company in connection with a settlement between Hughes Electronics, GM and EchoStar Communications Corporation ("EchoStar") terminating agreements executed on October 26, 2001, which contemplated the merger of the Hughes Electronics business with EchoStar. In such settlement, Hughes Electronics received $600 million and EchoStar's contingent obligation to purchase the Company's common stock terminated. The class of plaintiffs on whose behalf the lawsuit has been asserted is alleged to consist of all holders of the Company's common stock excluding the defendants and any who are related to or affiliated with any of the defendants. On January 31, 2003, the defendants filed a motion to dismiss for failure to state a claim upon which relief can be granted. Pursuant to Delaware law and the Company's organizational documents, the Company has an indemnification obligation to the members of its Board of Directors from liability for certain matters which may include this matter. Any liability of the Company's directors for this matter may also be covered under a directors' and officers' liability insurance policy maintained by GM for itself and its subsidiaries, including PanAmSat. The Company has appointed counsel for its directors and has notified the insurance carrier of this claim.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matters described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material to the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 10.33.7 Third Amended and Restated PanAmSat Corporation Long-Term Stock
            Incentive Plan, established in 1997, effective as of April 30, 2003.

    99.1    Certification by Chief Executive Officer

    99.2    Certification by Chief Financial Officer

(b) Reports on Form 8-K.

    On February 26, 2003, registrant filed a Current Report on Form 8-K, dated February 24, 2003, with an Item 9, Regulation FD disclosure.


------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PanAmSat Corporation

        May 6, 2003                                 /s/ Michael J. Inglese
                                                    ----------------------
                                                    Michael J. Inglese
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    and a Duly Authorized
                                                    Officer of the Company

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



   Date: May 6, 2003                       /s/ Joseph R. Wright
                                           --------------------
                                           Joseph R. Wright
                                           President and Chief Executive Officer

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



   Date: May 6, 2003                                /s/ Michael J. Inglese
                                                    ----------------------
                                                    Michael J. Inglese
                                                    Executive Vice President and
                                                    Chief Financial Officer