Form 10-Q
period 2003-06-30
PANAMSAT CORP /NEW/
filed 2003-08-06
CIK 1037388

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Yes [X] No [ ]

As of August 1, 2003, an aggregate of 150,074,946 shares of the Company's Common Stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we," "our", the "Company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "plan," "project," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted by PanAmSat due to certain risks and uncertainties, including without limitation: (i) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance of our satellites, (ii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to the company's contracted backlog for future services, (ix) risks associated with the company's indebtedness, (x) risks related to control by our majority stockholder and (xi) litigation. Such risks are more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q or under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K"). Reference is also made to such other risks and uncertainties detailed from time to time in the Company's filings with the United States Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing list of important factors is not exclusive. Furthermore, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              PANAMSAT CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            JUNE 30,          JUNE 30,
                                                              2003              2002
                                                          ------------      ------------
REVENUES
  Operating leases, satellite services and other          $    199,400      $    204,592
  Outright sales and sales-type leases                           4,193             4,641
                                                          ------------      ------------
     Total revenues                                            203,593           209,233
                                                          ------------      ------------

OPERATING COSTS AND EXPENSES:
  Depreciation                                                  74,909            89,768
  Direct operating costs (exclusive of depreciation)            32,232            34,682
  Selling, general and administrative expenses                  21,338            23,766
  Facilities restructuring and severance costs                     663                --
                                                          ------------      ------------
     Total operating costs and expenses                        129,142           148,216
                                                          ------------      ------------

INCOME FROM OPERATIONS                                          74,451            61,017
INTEREST EXPENSE- net                                           33,132            34,662
                                                          ------------      ------------
INCOME BEFORE INCOME TAXES                                      41,319            26,355
INCOME TAX EXPENSE                                              11,021             6,589
                                                          ------------      ------------
NET INCOME                                                $     30,298      $     19,766
                                                          ============      ============
NET INCOME PER COMMON SHARE - basic and diluted           $       0.20      $       0.13
                                                          ============      ============
Weighted average common shares outstanding                 150,054,000       149,917,000
                                                          ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,           JUNE 30,
                                                          2003               2002
                                                     -------------      -------------
REVENUES:
  Operating leases, satellite services and other     $     394,820      $     405,961
  Outright sales and sales-type leases                       8,529             10,411
                                                     -------------      -------------
     Total revenues                                        403,349            416,372
                                                     -------------      -------------
OPERATING COSTS AND EXPENSES:
  Depreciation                                             147,176            183,723
  Direct operating costs (exclusive
    of depreciation)                                        65,420             67,171
  Selling, general and administrative expenses              39,364             56,249
  Facilities restructuring and severance cost                  663             12,519
  Gain on PAS-7 insurance claim                                 --            (40,063)
  Loss on conversion of sales-type leases                       --             18,690
                                                     -------------      -------------
     Total operating costs and expenses                    252,623            298,289
                                                     -------------      -------------

INCOME FROM OPERATIONS                                     150,726            118,083
INTEREST EXPENSE, net                                       67,407             63,700
                                                     -------------      -------------
INCOME BEFORE INCOME TAXES                                  83,319             54,383
INCOME TAX EXPENSE                                          22,163             13,596
                                                     -------------      -------------
NET INCOME                                           $      61,156      $      40,787
                                                     =============      =============
NET INCOME PER COMMON SHARE - basic and diluted      $        0.41      $        0.27
                                                     =============      =============
Weighted average common shares outstanding             150,027,000        149,901,000
                                                     =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      JUNE 30,       DECEMBER 31,
                                                        2003             2002
                                                     ----------       ----------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $  795,320       $  783,998
 Short-term investments                                  56,142           99,785
 Accounts receivable-net                                 52,638           34,276
 Net investment in sales-type leases                     24,011           22,858
 Prepaid expenses and other current assets               34,595           43,170
 Receivable - satellite manufacturer                     69,500           72,007
 Deferred income taxes                                    8,698            7,889
                                                     ----------       ----------
     Total current assets                             1,040,904        1,063,983

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                        2,755,729        2,865,279

NET INVESTMENT IN SALES-TYPE LEASES                     149,580          161,869

GOODWILL                                              2,238,659        2,238,659

DEFERRED CHARGES AND OTHER ASSETS                       151,983          157,948
                                                     ----------       ----------
TOTAL ASSETS                                         $6,336,855       $6,487,738
                                                     ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE 30,        DECEMBER 31,
                                                           2003              2002
                                                       -----------       -----------
                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities              $    70,064       $    77,309
 Current portion of long-term debt                          33,500           200,000
 Accrued interest payable                                   45,318            50,961
 Deferred revenues                                          24,043            18,923
                                                       -----------       -----------
     Total current liabilities                             172,925           347,193

LONG-TERM DEBT                                           2,316,500         2,350,000

DEFERRED INCOME TAXES                                      437,330           417,843

DEFERRED CREDITS AND OTHER (principally customer
   deposits and deferred revenue)                          272,721           295,160
                                                       -----------       -----------

TOTAL LIABILITIES                                        3,199,476         3,410,196
                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par value - 400,000,000
  shares authorized; 150,067,311 and 149,967,476
  outstanding at June 30, 2003 and December 31,
  2002, respectively                                         1,501             1,500
 Additional paid-in-capital                              2,540,632         2,532,384
 Accumulated other comprehensive loss                       (2,282)           (2,385)
 Retained earnings                                         607,249           546,093
 Other stockholders' equity                                 (9,721)              (50)
                                                       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                               3,137,379         3,077,542
                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 6,336,855       $ 6,487,738
                                                       ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   PANAMSAT CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                          FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                             COMMON STOCK
                       ------------------------               ACCUMULATED                                               OTHER
                                                 ADDITIONAL      OTHER                      OTHER                   COMPREHENSIVE
                                     PAR VALUE     PAID-IN   COMPREHENSIVE   RETAINED   STOCKHOLDERS'                  INCOME
                         SHARES       AMOUNT       CAPITAL       LOSS        EARNINGS      EQUITY         TOTAL        (LOSS)
                       -----------  -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE,
JANUARY 1, 2003        149,967,476  $     1,500  $ 2,532,384  $    (2,385)  $   546,093  $       (50)  $ 3,077,542
Additional issuance
 of common stock            99,835            1        1,437           --            --           --         1,438
Unrealized loss
 on cash flow hedge             --           --           --         (298)           --           --          (298)  $      (298)
Unrealized loss on
 short-term
 investments                    --           --           --           39            --           --            39            39
Foreign currency
 translation
 adjustment                     --           --           --          362            --           --           362           362
Acquisition of Hughes
 Global Services                --           --           --           --            --       (3,355)       (3,355)           --
Deferred compensation           --           --        6,807           --            --       (6,940)         (133)           --
Amortization of
 deferred
 compensation                   --           --            4           --            --          624           628            --
Net income                      --           --           --           --        61,156           --        61,156        61,156
                       -----------  -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE,
JUNE 30, 2003          150,067,311  $     1,501  $ 2,540,632  $    (2,282)  $   607,249  $    (9,721)  $ 3,137,379   $    61,259
                       ===========  ===========  ===========  ===========   ===========  ===========   ===========   ===========



OTHER STOCKHOLDERS' EQUITY:

                                                        JUNE 30,     DECEMBER 31,
                                                          2003           2002
                                                      ------------   ------------
                                                      (UNAUDITED)
Excess of purchase price over historical cost
  basis of net assets acquired (See Note 2)              $(3,355)       $    --
Deferred compensation                                     (6,366)           (50)
                                                         -------        -------
TOTAL OTHER STOCKHOLDERS' EQUITY                         $(9,721)       $   (50)
                                                         =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                           JUNE 30,          JUNE 30,
                                                             2003              2002
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $     61,156       $    40,787
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                147,176           183,723
  Deferred income taxes                                        21,286            34,251
  Amortization of debt issuance costs
    and other deferred charges                                  4,971             5,469
 Provision for uncollectible receivables                        2,112            11,056
 Other non-cash items                                          (1,400)               --
 Gain on PAS-7 insurance claim                                     --           (40,063)
 Loss on conversion of sales-type leases                           --            18,690
 Facilities restructuring and severance costs                     663            11,224
 Loss on early extinguishment of debt                              --             3,309
 Changes in assets and liabilities:
       Collections on investments in sales-type leases         11,136            11,609
       Operating leases and other receivables                  (2,565)           (3,749)
       Prepaid expenses and other assets                       16,971           (15,587)
       Accounts payable and accrued liabilities               (28,171)           (4,558)
       Deferred gains and revenues                              1,473            10,016
                                                          -----------       -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                234,808           266,177
                                                          -----------       -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (including capitalized interest)       (54,744)         (183,548)
  Insurance proceeds from satellite recoveries                     --           215,000
  Sale of short-term investments                               43,704                --
  Acquisition of Hughes Global Services                        (8,352)               --
                                                          -----------       -----------

     NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                  (19,392)           31,452
                                                          -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                         (200,000)       (1,771,542)
  Issuance of new long-term debt                                   --         1,800,000
  Debt issuance costs                                              --           (40,829)
  Repayments of incentive obligations                          (5,734)           (5,275)
  Other                                                         1,437             1,389
                                                          -----------       -----------

     NET CASH USED IN FINANCING ACTIVITIES                   (204,297)          (16,257)
                                                          -----------       -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                          203                --
                                                          -----------       -----------

 NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                          11,322           281,372
 CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                   783,998           443,266
                                                         -----------       -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                $   795,320       $   724,638
                                                         ===========       ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash received for interest                             $     9,197       $     6,364
                                                         -----------       -----------
  Cash paid for interest                                 $    78,800       $    50,313
                                                         -----------       -----------
  Cash received for taxes                                $     4,327       $        --
                                                         -----------       -----------
  Cash paid for taxes                                    $     1,101       $     1,231
                                                         -----------       -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the PanAmSat Form 10-K for the year ended December 31, 2002 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 6, 2003, and all other PanAmSat filings filed with the SEC through the date of this report.

      On April 9, 2003, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corporation") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corporation Transactions"). The transactions are subject to a number of conditions, including, among other things, U.S. antitrust and Federal Communications Commission (the "FCC") approvals, obtaining appropriate approvals of GM's stockholders and obtaining a favorable ruling as to certain tax matters from the Internal Revenue Service. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corporation require that, during the period prior to the closing of the News Corporation Transactions, Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corporation for PanAmSat to enter into certain strategic and other transactions.

      On June 18, 2003, the Company and its lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") amended the loan agreement to allow the completion of the News Corporation Transactions without causing an event of default under such facility.

(2)   ACQUISITION OF HUGHES GLOBAL SERVICES

      On March 7, 2003, the Company acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from its affiliate Hughes Electronics for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the Company acquired the HGS-3 satellite and the rights to acquire an additional satellite from Hughes Electronics. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. The acquisition supports PanAmSat's strategic initiative to expand our government service offerings through the newly created division, G2 Satellite Solutions Company. The net assets acquired are as follows (in millions):

                    Total current assets      $   17.6
                                              ========
                    Total assets              $   18.4
                    Total liabilities             15.3
                                              --------
                    Net assets acquired       $    3.1
                                              ========

      Since HGS and PanAmSat are under the common control of Hughes Electronics, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded within stockholders' equity on the accompanying consolidated balance sheet as of June 30, 2003 net of deferred income taxes of approximately $1.9 million. The consolidated results of the Company's G2 Satellite Solutions division from the date of the acquisition through June 30, 2003 are included within the Company's consolidated income statement for the three and six months ended June 30, 2003.

(3)   NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and for variable interest entities in which a Company receives an interest after that date. This pronouncement was effective on July 1, 2003 for variable interest entities acquired before February 1, 2003. The adoption of FIN No. 46 had no impact on our consolidated financial statements.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The adoption of EITF Issue No. 00-21 did not have a significant impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of June 30, 2003, the Company's only derivative financial instrument is an interest rate hedge that was entered into in accordance with the agreement governing the Senior Secured Credit Facility (See Note 5 "Long-Term Debt"). The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on our consolidated financial statements.

(4)   SATELLITE DEPLOYMENT PLANS

      In May 2003, the Company commenced service on its Galaxy XII satellite at 74 degrees west longitude. The spacecraft is PanAmSat's next-generation backup satellite for its domestic cable and broadcast video customers. Galaxy XII also offers as-needed incremental capacity for premium cable, HDTV and specialized new services in North America. Built and custom-designed for PanAmSat by Orbital Sciences Corporation, Galaxy XII has twenty-four 36-MHz C-band transponders.

      The Company expects to launch up to three more satellites by the end of 2005. The Company, together with Horizons LLC, which we jointly own with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons I satellite to 127 degrees west longitude in the second half of 2003. The Company has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life at the end of 2005.

      In November 2002, our customer for all of the capacity on the Galaxy VIII-iR satellite exercised its pre-launch right to terminate its lease agreement with us. In the first quarter of 2003, the manufacturer and PanAmSat terminated the construction contract by mutual agreement. In connection with the termination of the construction contract, as of June 30, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of our agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

(5)   LONG-TERM DEBT

      At June 30, 2003, the Company had total debt outstanding of $2.35 billion, including current maturities of $33.5 million related to quarterly principal payments due in March and June 2004. The Company's $200 million 6.0% notes issued in 1998 matured on

      January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

      On July 14, 2003, the Company made an optional pre-payment of $350 million under its $1.25 billion Senior Secured Credit Facility from available cash on hand. During the third quarter of 2003, the Company will take a non-cash charge of approximately $6 million to write-off debt issuance costs associated with the portion of the credit facility that was prepaid.

      In February 2002, the Company entered into its Senior Secured Credit Facility in an aggregate principal amount of up to $1.25 billion and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes, with a stated interest rate of 8.5%, were exchanged for registered notes with substantially identical terms in November 2002. The agreement governing the Senior Secured Credit Facility and the indenture governing the Senior Notes contain various covenants which impose significant restrictions on our business.

      Prior to the pre-payment noted above, the Senior Secured Credit Facility was comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. At June 30, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.75% and LIBOR plus 3.5%, respectively. In addition, the Company is required to pay a commitment fee in respect of the unused commitments under the Revolving Facility which, as of June 30, 2003, was 0.50% per year. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. Following the $350 million pre-payment in July 2003, the amounts outstanding under the Term A Facility and the Term B Facility were $195 million and $455 million, respectively. These outstanding balances will be repaid in accordance with the original maturity dates.

      In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. Following the pre-payment of $350 million on July 14, 2003 noted above, the interest rate hedge represented approximately 15% of the outstanding borrowings under the Senior Secured Credit Facility. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B Facility through the maturity date of the interest rate hedge. During the six months ended June 30, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The amount accumulated in other comprehensive loss will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the outstanding interest-rate hedge agreement as of June 30, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $3.4 million.

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

      On June 18, 2003, the Company and its lenders under the Company's Senior Secured Credit Facility amended the loan agreement to allow the completion of the News Corporation Transactions without causing an event of default under such facility.

      In addition to the Senior Secured Credit Facility and the Senior Notes, as of June 30, 2003, the Company had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

(6)   STOCK-BASED COMPENSATION

      Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

      During the three and six months ended June 30, 2003 the Company issued options to purchase 11,550 shares and 23,450 shares, respectively, under the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Plan"). Compensation expense for these options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. As the initial options were granted on March 31, 2003, the Company recorded compensation expense related to these options of approximately $5 thousand for both the three and six months ended June 30, 2003. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of the Company's common stock on the date of grant for all prior grants.

      On April 30, 2003, the Compensation Committee of the Board of Directors approved the issuance of up to 500,000 restricted stock units under the Plan. Also on this date, the Company issued 398,500 of these restricted stock units under the Plan to certain of its employees. The restricted stock units vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense will be recognized over the vesting period based on the Company's stock price on the grant date of $17.30. The Company recorded compensation expense related to the restricted stock units of approximately $469 thousand for both the three and six months ended June 30, 2003.

      The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands).

                                                                       THREE MONTHS ENDED:            SIX MONTHS ENDED
                                                                     -----------------------       -----------------------
                                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                       2003           2002           2003           2002
                                                                     --------       --------       --------       --------
      Net income, as reported                                        $ 30,298       $ 19,766       $ 61,156       $ 40,787
      Add: Stock-based employee compensation expense included
         in reported net income, net of related tax effects               348             --            348             --
      Deduct: Total stock-based employee compensation expense
         determined under fair value based methods for all awards,
         net of related tax effects                                    (1,955)        (2,723)        (3,360)        (5,447)
                                                                     --------       --------       --------       --------
      Pro forma net income                                           $ 28,691       $ 17,043       $ 58,144       $ 35,340
                                                                     ========       ========       ========       ========
      Earnings per share:
         Basic and Diluted - as reported                             $   0.20       $   0.13       $   0.41       $   0.27
                                                                     ========       ========       ========       ========
         Basic and Diluted - pro forma                               $   0.19       $   0.11       $   0.39       $   0.24
                                                                     ========       ========       ========       ========

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

(9)   FACILITIES RESTRUCTURING AND SEVERANCE COSTS

      Net facilities restructuring and severance costs were $0.7 million for the three and six months ended June 30, 2003 and $0 and $12.5 million for the three and six months ended June 30, 2002, respectively. In the three months ended June 30, 2003, the Company recorded a severance charge of $1.2 million related to the Company's teleport consolidation plan. These costs were offset by a restructuring credit of $0.5 million related to the Company's 2002 facilities restructuring plan. In the six months ended June 30, 2003, the Company recorded severance charges of $2.0 million related to the Company's teleport consolidation plan. These costs were offset by restructuring credits of $1.3 million related to the Company's 2002 facilities restructuring plan.

      In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek. This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for which the employees will be required to perform future services. In the six months ended June 30, 2003, the Company recorded charges of $2.0 million related to this teleport consolidation plan, primarily representing severance costs.

      On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities. In the six months ended June 30, 2003, the Company recorded restructuring credits of $1.3 million related to the signing of sub-lease agreements for amounts higher than originally estimated.

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

      The facilities restructuring accruals remaining as of June 30, 2003 primarily relate to long-term lease obligations to be paid through 2011 and severance costs. The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

                                                           FACILITIES       SEVERANCE       TELEPORT
                                                          RESTRUCTURING       COSTS       CONSOLIDATION       TOTAL
                                                          -------------     ---------     -------------     ---------
      2001 restructuring charges                            $      --       $     8.2       $      --       $     8.2
      Less: net cash payments in 2001                              --            (5.3)             --            (5.3)
                                                            ---------       ---------       ---------       ---------
      Balance as of December 31, 2001                              --             2.9              --             2.9
      First quarter 2002 restructuring charge                    11.2             1.3              --            12.5
      Third quarter 2002 restructuring charge (credit)            2.7            (1.5)             --             1.2
      Less: net cash payments in 2002                            (2.2)           (2.5)             --            (4.7)
      Less: non-cash items in 2002                               (4.1)             --              --            (4.1)
                                                            ---------       ---------       ---------       ---------
      Balance as of December 31, 2002                             7.6             0.2              --             7.8
      2003 restructuring charge (credit)                         (1.3)             --             2.0             0.7
      Less: net cash payment in 2003                             (1.1)           (0.1)           (0.5)           (1.7)
                                                            ---------       ---------       ---------       ---------
      Balance as of June 30, 2003                           $     5.2       $     0.1       $     1.5       $     6.8
                                                            =========       =========       =========       =========

(10)  INTEREST EXPENSE-NET

      Interest expense for the three months ended June 30, 2003 and 2002 is recorded net of capitalized interest of $3.6 million and $8.7 million, respectively, and interest income of $5.7 million and $3.7 million, respectively. Interest expense for the six months ended June 30, 2003 and 2002 is recorded net of capitalized interest of $8.5 million and $14.1 million, respectively and interest income of $9.0 million and $6.3 million respectively.

      In connection with the Refinancing in the first quarter of 2002 (See Note 5 "Long-Term Debt"), the Company recorded an extraordinary loss on the early extinguishment of debt as a result of the write-off of the remaining unamortized debt issuance costs related to the Hughes Electronics term loan. Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), on January 1, 2003, the Company was required to reclassify this loss on extinguishment of debt, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. As such, the Company reclassified $3.3 million to interest expense and recorded the related income tax effect within income tax expense of $0.8 million for the quarter ended March 31, 2002 and the six months ended June 30, 2002. This reclassification had no effect on net income but resulted in lower income before income taxes for these periods.

(11)  COMMITMENTS AND CONTINGENCIES

      SATELLITE COMMITMENTS

      We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through June 30, 2003, and we have approximately $30.3 million of expenditures remaining to be made under existing satellite construction contracts and $60.2 million to be made under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2003, the Company did not have any commitments related to existing launch or in-orbit insurance contracts for satellites to be launched.

      SATELLITE INSURANCE

      On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We have not determined when these satellites will be replaced or supplemented but do not currently expect to begin construction on these satellites before the second half of 2004. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that these proofs of loss will be accepted by the insurers or, if accepted, how much we will receive. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

      On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Boeing model 601 HP spacecraft, Galaxy IVR, in the amount of $169 million, subject to salvage (See Note 14 "Satellite Operational Developments").

      As of June 30, 2003, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.5 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.7 billion. We have 12 uninsured satellites in orbit, which includes five satellites for which the Company elected not to purchase insurance policies in May 2003 upon the expiration of the existing policies. The uninsured satellites are:
      PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy IR, Galaxy IIIR, Galaxy V and SBS-6, which are approaching the ends of their useful lives; Galaxy VIII-i, which is fully depreciated and continues to operate in an inclined orbit as a supplement to Galaxy IIIC; Galaxy IX and Galaxy XI, for which the Company determined that insurance was not available on commercially reasonable terms; and HGS-3 which has a net book value of $0.7 million as of June 30, 2003. The Company's Galaxy XII satellite serves as an in-orbit backup for all or portions of Galaxy IR, Galaxy IVR, Galaxy V, Galaxy IX, Galaxy XR and Galaxy XI.

      Of the insured satellites, as of July 29, 2003, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-9, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-6B is currently operating on its backup bi-propellant propulsion system (See Note 14 "Satellite Operational Developments"). The fifth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future.

      At July 29, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.2 billion. Of this amount, $657.6 million related to uninsured satellites and $575.2 million related to satellites insured by Significant Exclusion Policies.

      A supplemental policy on Galaxy IVR covering $21.2 million of sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion. This satellite is currently operating on its backup bi-propellant propulsion system (See Note 14 "Satellite Operational Developments").

      Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components.

      An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

(12)  REVENUE BY SERVICE TYPE

      PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video and data network services to major broadcasting, direct-to-home television providers and telecommunications companies worldwide. For the three months ended June 30, 2003 and 2002, PanAmSat's revenues were $203.6 million and $209.2 million, respectively. For the six months ended June 30, 2003 and 2002 PanAmSat's revenues were $403.3 million and $416.4 million. These revenues were derived from the following service areas:

                                   PERCENTAGE OF REVENUES          PERCENTAGE OF REVENUES
                                     THREE MONTHS ENDED:              SIX MONTHS ENDED:
                                  -------------------------       -------------------------
                                  JUNE  30,       JUNE  30,       JUNE  30,       JUNE 30,
                                    2003            2002            2003            2002
                                  ---------       ---------       ---------       ---------
            Services:
            Video Services               61%             66%             62%             67%
            Network Services             34%             26%             32%             26%
            Other Services                5%              8%              6%              7%
                                  ---------       ---------       ---------       ---------
            Total:                      100%            100%            100%            100%
                                  =========       =========       =========       =========

(13)  CONTRACTED BACKLOG FOR FUTURE SERVICES

      Future contractual cash payments expected from customers (backlog) aggregated approximately $5.30 billion as of June 30, 2003, including approximately $1.0 billion related to satellites to be launched. Included in the total backlog of $5.30 billion is $252.2 million of backlog that may be terminated pursuant to certain contractual termination rights. Also included in the total backlog is backlog related to PAS-6B, which suffered a failure of multiple propulsion systems resulting in a shortened useful life. As a result, the Company anticipates a reduction in its total backlog of between $280 million and $380 million. The Company expects to refine its estimate of the remaining useful life of this satellite in the third quarter of 2003 (See Note 14 "Satellite Operational Developments").

      Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.30 billion backlog as of June 30, 2003, approximately $4.0 billion, or 75.5%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that five of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These five customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $952.1 million of our backlog as of June 30, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At June 30, 2003, DIRECTV Latin America represented approximately $577.9 million, or 11% of our total backlog. The smallest of these five customers represented approximately $41.3 million, or 0.8% of our total backlog. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

(14)  SATELLITE OPERATIONAL DEVELOPMENTS

      PanAmSat operates seven Boeing model 601 HP spacecraft. This spacecraft uses a xenon ion propulsion system ("XIPS"), an electrical propulsion system that maintains the satellite's in-orbit position, as its primary propulsion system. There are two separate XIPS on each spacecraft, each one of which is capable of maintaining the satellite in its position. Certain of the Boeing model 601 HP spacecraft have experienced various problems associated with XIPS.

      Two of the Company's Boeing model 601 HP spacecraft, PAS-5 and Galaxy VIII-i, have no book value and are no longer in primary customer service. In addition to the XIPS, each of the Company's five remaining Boeing model 601 HP spacecraft has a completely independent bi-propellant propulsion system for secondary use, which provides back up with additional fuel life on our satellites in the event of a XIPS failure. This minimum additional fuel life ranges from over 3 years to 7.4 years, depending on the satellite.

      At the end of June 2003, the secondary XIPS on PanAmSat's Galaxy IVR satellite ceased working. This problem has not affected service to any of our customers. The primary XIPS on this satellite had previously ceased working. The satellite is operating nominally on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS systems on this satellite are no longer available. As a result, this satellite's remaining useful life is now estimated to be between 3.2 and
      4.1 years, based on the bi-propellant fuel on board and operational actions that we are currently considering. This satellite, as well as other satellites, are backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable. Galaxy IVR is insured, and we have filed a proof of loss with the insurers in an amount of $169 million, subject to salvage. However, we cannot assure you that this proof of loss will be accepted or, if accepted, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

      The Company will accelerate depreciation of Galaxy IVR beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. This additional depreciation amount is expected to be between $1.8 million and $2.6 million per month. Any insurance recovery would reduce the net book value of the satellite, at which time the prospective depreciation amount would be adjusted based on the remaining book value of the satellite.

      On July 9, 2003, the secondary XIPS on PanAmSat's PAS-6B satellite ceased working. The primary XIPS on this satellite had previously ceased working. The satellite is operating nominally on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS systems on this satellite are no longer available. As a result, this satellite's remaining useful life is now estimated to be between 4.6 and
      6.2 years, based on the bi-propellant fuel on board and operational actions that we are currently considering. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, the Company anticipates a reduction in its total backlog of between $280 million and $380 million. The Company expects to refine its estimate of the remaining useful life of this satellite in the third quarter of 2003. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this is not an insured loss.

      We have determined that PAS-6B's net book value is fully recoverable. The Company will accelerate depreciation of this satellite beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. This additional depreciation amount is expected to be between $0.8 million and $1.5 million per month.

      The other three Boeing model 601 HP satellites that we operate continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur, but in each of these remaining three satellites, the available bi-propellant life is at least 3.7 years.

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

On April 9, 2003, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corporation") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corporation Transactions"). The transactions are subject to a number of conditions, including, among other things, U.S. antitrust and Federal Communications Commission (the "FCC") approvals, obtaining appropriate approvals of GM's stockholders and obtaining a favorable ruling as to certain tax matters from the Internal Revenue Service. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corporation require that Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corporation for PanAmSat to enter into certain strategic and other transactions.

On June 18, 2003, the Company and its lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") amended the loan agreement to allow the completion of the News Corporation Transactions without causing an event of default under such facility.

RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        ------------------------      ------------------------
                                                        JUNE  30,      JUNE  30,      JUNE  30,      JUNE  30,
                                                          2003           2002           2003           2002
                                                        ---------      ---------      ---------      ---------
                                                                 (In thousands except per share data)
Operating leases, satellite services and other          $ 199,400      $ 204,592      $ 394,820      $ 405,961
Outright sales and sales-type leases                        4,193          4,641          8,529         10,411
Total revenues                                            203,593        209,233        403,349        416,372
Depreciation                                               74,909         89,768        147,176        183,723
Direct operating costs (exclusive of depreciation)         32,232         34,682         65,420         67,171
Selling, general and administrative expenses               21,338         23,766         39,364         56,249
Facilities restructuring and severance costs                  663             --            663         12,519
Gain on PAS-7 insurance claim                                  --             --             --        (40,063)
Loss on conversion of sales-type leases                        --             --             --         18,690
Income from operations                                     74,451         61,017        150,726        118,083
Interest expense- net                                      33,132         34,662         67,407         63,700
Income before income taxes                                 41,319         26,355         83,319         54,383
Income tax expense                                         11,021          6,589         22,163         13,596
Net income                                                 30,298         19,766         61,156         40,787
Net income per common share - basic and diluted         $    0.20      $    0.13      $    0.41      $    0.27

                              PANAMSAT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues - Revenues were $203.6 million for the three months ended June 30, 2003, compared to revenues of $209.2 million for the same period in 2002. Operating lease revenues, which were 97.9 percent of total revenues for the second quarter of 2003, decreased by 2.5 percent to $199.4 million from $204.6 million for the same period in 2002. The decrease in operating lease revenues was primarily attributable to the additional revenue recorded in the second quarter of the prior year from the 2002 FIFA World Cup of $10.5 million. Partially offsetting this decrease was additional operating lease revenue in the second quarter of 2003 related to the Company's G2 Satellite Solutions division, which was formed after the acquisition of Hughes Global Services on March 7, 2003. Total sales and sales-type lease revenues were $4.2 million for the quarter ended June 30, 2003, compared to $4.6 million for the same period in 2002.

The Company provides video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The Company also provides network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Operating lease revenues from video services decreased by 9.9 percent to $120.6 million during the second quarter of 2003, compared to $133.8 million for the second quarter of 2002. This decrease was primarily due to the nonrecurrence of the 2002 FIFA World Cup described above, as well as lower video revenues recorded as a result of credit related issues. Overall video services revenues decreased by 9.9 percent to $124.8 million in the second quarter of 2003, compared to $138.4 million in the second quarter of 2002. Operating lease revenue from network services increased by 24.4 percent to $68.2 million for the second quarter of 2003, compared to $54.8 million for the second quarter of 2002 primarily a result of net new business recorded during the second quarter of 2003 from the Company's G2 Satellite Solutions division and network resellers.

Total revenue for the six months ended June 30, 2003 was $403.3 million, compared to revenue of $416.4 million for the six months ended June 30, 2003. Operating lease revenues were $394.8 million for six months ended June 30, 2003, compared to $406.0 million for the same period in 2002. The decrease in operating lease revenues of $11.2 million was due to additional occasional services revenue recorded in the second quarter of 2002 related to the 2002 FIFA World Cup of $10.5 million and lower termination fee revenue of $8.1 million compared to 2002. These decreases were partially offset by revenue related to the Company's G2 Satellite Solutions division. Total sales-type lease revenues were $8.5 million for the six months ended June 30, 2003, compared to $10.4 million for the same period in 2002.

Operating lease revenue from video services decreased by 9.1 percent to $243.0 million for six months ended June 30, 2003 as compared to $267.3 million for the six months ended June 30, 2002 primarily due to the 2002 FIFA World Cup and lower termination fee revenue as discussed above. Overall video services revenue were $251.5 million in the six months ended June 30, 2003 compared to $277.7 million in the six months ended June 30, 2002. Operating lease revenue from network services increased by 18.8 percent to $127.7 million for the six months ended June 30, 2003, compared to $107.5 million for the same period in 2002 primarily due to net new business related to the Company's G2 Satellite Solutions division.

Depreciation - Depreciation expense decreased $14.9 million, or 16.6 percent, to $74.9 million for the three months ended June 30, 2003 from $89.8 million for the same period in 2002. Depreciation for the six months ended June 30, 2003 decreased $36.5 million, or 19.9 percent, to $147.2 million from $183.7 million for the same period in 2002. The decrease in depreciation for the three and six months ended June 30, 2003 is due primarily to lower depreciation related to Galaxy VI and Galaxy VIII-i, which were fully depreciated in September 2002 and July 2002, respectively, and lower depreciation expense recorded in 2003 as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See "Gain on PAS-7 Insurance Claim" below). These decreases were partially offset by additional depreciation expense related to our Galaxy IIIC and Galaxy XII satellites that were placed in service in September 2002 and May 2003, respectively.

Direct Operating Costs (exclusive of depreciation) - Direct operating costs decreased $2.5 million or 7.1 percent, to $32.2 million for the three months ended June 30, 2003 from $34.7 million for the same period in 2002. Direct operating costs decreased $1.8 million or 2.6 percent, to $65.4 million for the six months ended June 30, 2003 from $67.2 million for the same period in 2002. For the three months ended June 30, 2003, the decrease in direct operating costs is primarily due to lower broadcast services costs from the 2002 FIFA World Cup and lower webcast services costs. These decreases were partially offset by costs relating to the Company's new G2 Satellite Solutions division. For the six months ended June 30, 2003, the decrease in direct operating costs is primarily due to lower broadcast services costs from the 2002 FIFA World Cup and reduced satellite insurance expense, partially offset by costs relating to the Company's new G2 Satellite Solutions division.

Selling, General & Administrative Expenses - Selling, general and administrative expenses decreased $2.5 million or 10.2 percent, to $21.3 million for the three months ended June 30, 2003 from $23.8 million for the same period in 2002. Selling, general and administrative expenses decreased $16.8 million or 30.0 percent, to $39.4 million for the six months ended June 30, 2003 from $56.2 million for the same period in 2002. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2003 is due primarily to lower bad debt expense and cost reductions as a result of operational efficiencies. For the three and six months ended June 30, 2003, bad debt expense decreased $1.1 million and $8.9 million, respectively.

Facilities Restructuring and Severance Costs - Facilities restructuring and severance costs were $0.7 million for the three and six months ended June 30, 2003 and $0 and $12.5 million for the three and six months ended June 30, 2002, respectively. In the three months ended June 30, 2003, the Company recorded a severance charge of $1.2 million related to the Company's teleport consolidation plan. These costs were offset by a restructuring credit of $0.5 million related to the Company's 2002 facilities restructuring plan. In the six months ended June 30, 2003, the Company recorded a severance charge of $2.0 million related to the Company's teleport consolidation plan. These costs were offset by restructuring credits of $1.3 million related to the Company's 2002 facilities restructuring plan. The 2002 charge was attributable to the consolidation of certain of the Company's facilities as well as the Company's expense reduction and webcast services restructuring plan, which commenced in the third quarter of 2001 (See Note 9 "Facilities Restructuring and Severance Costs" to the consolidated financial statements).

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

Income from Operations - Income from operations was $74.5 million for the three months ended June 30, 2003, an increase of $13.5 million, or 22.0 percent, from $61.0 million for the same period in 2002. Income from operations was $150.7 million for six months ended June 30, 2003 an increase of $32.6 million or 27.6 percent from $118.1 million for the same period in 2002. The increase in income from operations for the three months ended June 30, 2003 was primarily due to a reduction in bad debt expense, a decrease in operating expenses as a result of previous and current cost reduction initiatives, and lower depreciation related to Galaxy VI and Galaxy VIII-i. The increase in income from operations for the six months ended June 30, 2003 was primarily due to a reduction in bad debt expense, a decrease in operating expenses as a result of previous and current cost reduction initiatives, and lower depreciation related to Galaxy VI, PAS-7 and Galaxy VIII-i. These increases to income from operations were offset by the changes in revenue discussed above and several significant transactions recorded during the first quarter of 2002 including the recording of: a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; net facilities restructuring and severance charges of $12.5 million; and an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers.

Interest Expense, Net - Interest expense, net was $33.1 million for the three months ended June 30, 2003, a decrease of $1.6 million, or 4.4 percent, from $34.7 million for the same period in 2002. Interest expense, net was $67.4 million for six months ended June 30, 2003, an increase of $3.7 million, or 5.8 percent from $63.7 million for the same period in 2002. The decrease in interest expense, net for the three months ended June 30, 2003 was primarily due to lower interest expense as a result of the repayment of $200 million six percent notes in January 2003, partially offset by lower capitalized interest of $5.1 million. The increase in interest expense, net for the six months ended June 30, 2003 was primarily due to higher interest expense related to the new debt acquired as a result of the 2002 Refinancing and lower capitalized interest of $5.6 million.

Income Tax Expense - Income tax expense was $11.0 million for the three months ended June 30, 2003, an increase of $4.4 million or 67.3 percent, from $6.6 million for the three months ended June 30, 2002. Income tax expense was $22.2 million for six months ended June 30, 2003 an increase of $8.6 million or 63.0 percent, from $13.6 million for the six months ended June 30, 2002. The increase in income tax expense for the three months and six months ended June 30, 2003 as compared to the same periods in 2002 was primarily due to higher income from operations. The Company estimates that its effective income tax rate will be
26.6 percent for 2003 as compared to 25.0 percent for 2002.

FINANCIAL CONDITION

In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek. In the six months ended June 30, 2003, the Company recorded charges of $2.0 million related to this teleport consolidation plan, primarily representing severance costs.

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

On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, certain of which are currently being leased through 2011. Upon approval of this plan, the Company recorded a non-cash charge in its consolidated income statement in the first quarter of 2002 of $11.2 million. This charge reflects future lease costs, net of estimated future sublease revenue, of $8.9 million related to approximately 98,000 square feet of unused facilities and the write-off of approximately $2.3 million of leasehold improvements related to these facilities. During the third quarter of 2002, the Company implemented a plan focused on further streamlining its operations through the consolidation of certain facilities. As a result, the Company recorded an additional non-cash charge of $2.7 million in its consolidated income statement for the three months ended September 30, 2002. This charge reflects future lease costs, net of estimated future sublease revenue, of $0.9 million related to approximately 15,000 square feet of unused facilities and the write-off of approximately $1.8 million of leasehold improvements related to these facilities. For the six months ended June 30, 2003, the Company recorded restructuring credits of $1.3 million which were primarily related to the signing of sub-lease agreements during the first half of 2003 for amounts higher than originally estimated.

At June 30, 2003, the Company had total debt outstanding of $2.35 billion, including current maturities of $33.5 million related to quarterly principal payments due in March and June 2004. The Company's $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

On July 14, 2003, the Company made an optional pre-payment of $350 million under its $1.25 billion Senior Secured Credit Facility from available cash on hand. During the third quarter of 2003, the Company will take a non-cash charge of approximately $6 million to write-off debt issuance costs associated with the portion of the credit facility that was prepaid.

In February 2002, the Company entered into its Senior Secured Credit Facility in an aggregate principal amount of up to $1.25 billion and completed an $800 million private placement debt offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Senior Notes"). We refer to these transactions as the "Refinancing." We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes, with a stated interest rate of 8.5%, were exchanged for registered notes with substantially identical terms in November 2002. The agreement governing the Senior Secured Credit Facility and the indenture governing the Senior Notes contain various covenants which impose significant restrictions on our business.

Prior to the pre-payment noted above, the Senior Secured Credit Facility was comprised of a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which matures on December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which matures on December 31, 2008 (the "Term B Facility"). Principal payments under the Term A Facility and Term B Facility are due in varying amounts commencing in 2004 until their respective maturity dates. At June 30, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.75% and LIBOR plus 3.5%, respectively. In addition, the Company is required to pay a commitment fee in respect of the unused commitments under the Revolving Facility which, as of June 30, 2003, was 0.50% per year. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving

Facility by such amount. Following the $350 million pre-payment in July 2003, the amounts outstanding under the Term A Facility and the Term B Facility were $195 million and $455 million, respectively. These outstanding balances will be repaid in accordance with the original maturity dates.

In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. This interest rate hedge is designated as a cash flow hedge of the Company's variable rate Term B Facility. In relation to this hedge agreement, the Company exchanged its floating-rate obligation on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. Following the pre-payment of $350 million on July 14, 2003 noted above, the interest rate hedge represented approximately 15% of the outstanding borrowings under the Senior Secured Credit Facility. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B Facility through the maturity date of the interest rate hedge. During the six months ended June 30, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The amount accumulated in other comprehensive loss will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the outstanding interest-rate hedge agreement as of June 30, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $3.4 million.

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

On June 18, 2003, the Company and its lenders under the Company's Senior Secured Credit Facility amended the loan agreement to allow the completion of the News Corporation Transactions without causing an event of default under such facility.

In addition to the Senior Secured Credit Facility and the Senior Notes, as of June 30, 2003, the Company had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

LIQUIDITY AND CAPITAL RESOURCES

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

PanAmSat operates seven Boeing model 601 HP spacecraft ("BSS 601 HP"). This spacecraft uses a xenon ion propulsion system ("XIPS"), an electrical propulsion system that maintains the satellite's in-orbit position, as its primary propulsion system. There are two separate XIPS on each spacecraft, each one of which is capable of maintaining the satellite in its position. The spacecraft also has a completely independent bi-propellant propulsion system as a back up to the XIPS system. Certain of these spacecraft have experienced various problems associated with XIPS. Three of the Company's BSS 601 HP spacecraft have experienced failures of both XIPS systems.

From our experience, failure of both of the XIPS systems on a BSS 601 HP spacecraft does not result in an immediate failure or customer service disruption but results in a reduction of the useful life of the satellite. Following a failure of both XIPS systems, the determination of the remaining useful life of the satellite is based upon the available bi-propellant fuel on board and available operational actions. Of the five BSS 601 HP satellites in the Company's fleet with net book value (including Galaxy IVR and PAS-6B), the bi-propellant fuel life ranges from over 3 to 7.4 years and, together with the satellite's operation up to the date of failure, represents a significant portion of the satellite's originally intended design life.

Certain insurance polices on BSS 601 HPs exclude coverage for XIPS failures. We believe that renewal policies may similarly exclude coverage for XIPS failures.

It has been our experience that XIPS failures do not result in a loss of revenues during the revised remaining useful life of the satellite, but may result in impairment charges, accelerations of depreciation and planned capital expenditures, and reductions of backlog and future revenues. If the Company determines to replace a satellite experiencing a failure of both XIPS systems, the capital expenditures would not be required until approximately two years before the satellite's revised end of life.

Reference is made to "Item 1. Business - Overview - Our Business Strategy"; "Our Satellite Network and Ground Infrastructure"; and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

The Company expects to launch up to three more satellites by the end of 2005. The Company, together with Horizons LLC, which we jointly own with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, expects to launch the Galaxy XIII/Horizons I satellite to 127 degrees west longitude in the second half of 2003. The Company has two additional satellites that are under construction for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy V at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life at the end of 2005.

In November 2002, our customer for all of the capacity on the Galaxy VIII-iR satellite exercised its pre-launch right to terminate its lease agreement with us. In the first quarter of 2003, the manufacturer and PanAmSat terminated the construction contract by mutual agreement. In connection with the termination of the construction contract, as of June 30, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of our agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, we have agreed with the Galaxy VIII-iR launch vehicle provider to defer our use of the launch to a future satellite.

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

In addition, if the Company were to consummate any strategic transactions or undertake any other projects requiring significant capital expenditures, the Company may be required to seek additional financing. If circumstances were to require PanAmSat to incur such additional indebtedness, the ability of PanAmSat to obtain any such additional financing would also be subject to the terms of our outstanding indebtedness and would require Hughes Electronics to obtain the consent of News Corporation pursuant to the agreements governing the News Corporation Transactions. The failure to obtain such financing or the failure to obtain such financing on terms considered reasonable by the Company could have a material adverse effect on PanAmSat's operations and its ability to accomplish its business plan.

Net cash provided by operating activities decreased $31.4 million, or 11.8 percent, to $234.8 million for the six months ended June 30, 2003, from $266.2 million for the six months ended June 30, 2002. The decrease in 2003 was primarily attributable to a decrease in net income adjusted for non-cash items of $32.5 million and an increase in the cash used within accounts payable and accrued liabilities of $23.6 million, partially offset by a change in prepaid expenses and other assets of $32.6 million. The increase in cash used within accounts payable and accrued liabilities is primarily attributable to a $27.4 million increase in accrued interest payable. This increase was largely a result of the 2002 increase in accrued interest payable on the $800 million Senior Notes issued in the 2002 Refinancing. The change in prepaid expenses and other assets is primarily attributable to the recording of the Company's 1997 federal income tax refund of $18.6 million in 2002.

Net cash used in investing activities was $19.4 million for the six months ended June 30, 2003, compared to net cash provided by investing activities of $31.5 million for the six months ended June 30, 2002. This change was primarily due to the receipt of $215.0 million of proceeds from the PAS-7 insurance claim during 2002. This decrease in cash provided was partially offset by sales of short-term investments in 2003 of $43.7 million and a decrease in capital expenditures of $128.8 million during the six months ended June

30, 2003 as compared to the same period in 2002.

Net cash used in financing activities increased to $204.3 million for the six months ended June 30, 2003, from $16.3 million for the six months ended June 30, 2002. The increase in net cash used in financing activities in 2003 was primarily due to the repayment of the $200 million 6.0% notes that matured and were repaid in January 2003.

SATELLITE OPERATIONAL DEVELOPMENTS

PanAmSat operates seven Boeing model 601 HP spacecraft. This spacecraft uses a xenon ion propulsion system ("XIPS"), an electrical propulsion system that maintains the satellite's in-orbit position, as its primary propulsion system. There are two separate XIPS on each spacecraft, each one of which is capable of maintaining the satellite in its position. Certain of the Boeing model 601 HP spacecraft have experienced various problems associated with XIPS.

Two of the Company's Boeing model 601 HP spacecraft, PAS-5 and Galaxy VIII-i, have no book value and are no longer in primary customer service. In addition to the XIPS, each of the Company's five remaining Boeing model 601 HP spacecraft has a completely independent bi-propellant propulsion system for secondary use, which provides back up with additional fuel life on our satellites in the event of a XIPS failure. This minimum additional fuel life ranges from over 3 years to
7.4 years, depending on the satellite.

At the end of June 2003, the secondary XIPS on PanAmSat's Galaxy IVR satellite ceased working. This problem has not affected service to any of our customers. The primary XIPS on this satellite had previously ceased working. The satellite is operating nominally on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS systems on this satellite are no longer available. As a result, this satellite's remaining useful life is now estimated to be between 3.2 and 4.1 years, based on the bi-propellant fuel on board and operational actions that we are currently considering. This satellite, as well as other satellites, are backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable. Galaxy IVR is insured, and we have filed a proof of loss with the insurers in an amount of $169 million, subject to salvage. However, we cannot assure you that this proof of loss will be accepted or, if accepted, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

The Company will accelerate depreciation of Galaxy IVR beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. This additional depreciation amount is expected to be between $1.8 million and $2.6 million per month. Any insurance recovery would reduce the net book value of the satellite, at which time the prospective depreciation amount would be adjusted based on the remaining book value of the satellite.

On July 9, 2003, the secondary XIPS on PanAmSat's PAS-6B satellite ceased working. The primary XIPS on this satellite had previously ceased working. The satellite is operating nominally on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS systems on this satellite are no longer available. As a result, this satellite's remaining useful life is now estimated to be between 4.6 and 6.2 years, based on the bi-propellant fuel on board and operational actions that we are currently considering. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, the Company anticipates a reduction in its total backlog of between $280 million and $380 million. The Company expects to refine its estimate of the remaining useful life of this satellite in the third quarter of 2003. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this is not an insured loss.

We have determined that PAS-6B's net book value is fully recoverable. The Company will accelerate depreciation of this satellite beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. This additional depreciation amount is expected to be between $0.8 million and $1.5 million per month.

The other three Boeing model 601 HP satellites that we operate continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur, but in each of these remaining three satellites, the available bi-propellant life is at least 3.7 years.

CRITICAL ACCOUNTING ESTIMATES

We prepare the consolidated financial statements of PanAmSat in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. Recently, certain of our satellites experienced anomalies which required that we make such estimates in determining whether impairment charges, accelerations of depreciation or reductions of backlog and future revenues were recognized. These estimates were based on the expected useful life of the satellite, future expected revenues on the satellite, remaining incentive obligations to be paid to the satellite manufacturer, the existence of an insurance policy on the satellite, the nature of the anomaly, ours and the manufacturer's experiences with the anomaly, available operational actions and available redundant systems. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods may be affected by changes in those estimates.

COMMITMENTS AND CONTINGENCIES

We have invested approximately $4.3 billion in our existing satellite fleet and ground infrastructure through June 30, 2003, and we have approximately $30.3 million of expenditures remaining to be made under existing satellite construction contracts and $60.2 million to be made under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2003, the Company did not have any commitments related to existing launch or in-orbit insurance contracts for satellites to be launched.

On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy XI and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We have not determined when these satellites will be replaced or supplemented but do not currently expect to begin construction on these satellites before the second half of 2004. The insurance policies for Galaxy XI and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. The availability and use of any proceeds from these insurance claims are restricted by the agreements governing our debt obligations. We cannot assure you that these proofs of loss will be accepted by the insurers or, if accepted, how much we will receive. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites and will continue to assess the operational impact these losses may have. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties on these two satellites.

On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Boeing model 601 HP spacecraft, Galaxy IVR, in the amount of $169 million, subject to salvage (See Note 14 "Satellite Operational Developments").

As of June 30, 2003, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.5 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.7 billion. We have 12 uninsured satellites in orbit, which includes five satellites for which the Company elected not to purchase insurance policies in May 2003 upon the expiration of the existing policies. The uninsured satellites are: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy IR, Galaxy IIIR, Galaxy V and SBS-6, which are approaching the ends of their useful lives; Galaxy VIII-i, which is fully depreciated and continues to operate in an inclined orbit as a supplement to Galaxy IIIC; Galaxy IX and Galaxy XI, for which the Company determined that insurance was not available on commercially reasonable terms; and HGS-3 which has a net book value of $0.7 million as of June 30, 2003. The Company's Galaxy XII satellite serves as an in-orbit backup for all or portions of Galaxy IR, Galaxy IVR, Galaxy V, Galaxy IX, Galaxy XR and Galaxy XI.

Of the insured satellites, as of July 29, 2003, five were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-9, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-6B is currently operating on its backup bi-propellant propulsion system (See Note 14 "Satellite Operational Developments"). The fifth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future.

At July 29, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.2 billion. Of this amount, $657.6 million related to uninsured satellites and $575.2 million related to satellites insured by Significant Exclusion Policies.

A supplemental policy on Galaxy IVR covering $21.2 million of sales-type leases does have a component exclusion. The primary policy on that satellite has no component exclusion. This satellite is currently operating on its backup bi-propellant propulsion system (See Note 14 "Satellite Operational Developments").

Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

BACKLOG RISK

Future contractual cash payments expected from customers (backlog) aggregated approximately $5.30 billion as of June 30, 2003, including approximately $1.0 billion related to satellites to be launched. Included in the total backlog of $5.30 billion is $252.2 million of backlog that may be terminated pursuant to certain contractual termination rights. Also included in the total backlog is backlog related to PAS-6B, which suffered a failure of multiple propulsion systems resulting in a shortened useful life. As a result, the Company anticipates a reduction in its total backlog of between $280 million and $380 million. The Company expects to refine its estimate of the remaining useful life of this satellite in the third quarter of 2003 (See Note 14 "Satellite Operational Developments").

Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $5.30 billion backlog as of June 30, 2003, approximately $4.0 billion, or 75.5%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that five of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These five customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $952.1 million of our backlog as of June 30, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At June 30, 2003, DIRECTV Latin America represented approximately $577.9 million, or 11% of our total backlog, and $58.7 million of our expected 2003 revenues. The smallest of these six customers represented approximately $41.3 million, or 0.8% of our total backlog, and $4.1 million of our expected 2003 revenues. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 clarifies rules for consolidation of special purpose entities. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and for variable interest entities in which a Company receives an interest after that date. This pronouncement was effective on July 1, 2003 for variable interest entities acquired before February 1, 2003. The adoption of FIN No. 46 had no impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The adoption of EITF Issue No. 00-21 did not have a significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of June 30, 2003, the Company's only derivative financial instrument is an interest rate hedge that was entered into in accordance with the agreement governing the Senior Secured Credit Facility (See Note 5 "Long-Term Debt"). The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on our consolidated financial statements.

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

The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of June 30, 2003 for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

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

The Company has not experienced any material changes in interest rate exposures during the three months ended June 30, 2003. Based upon economic conditions and leading market indicators at June 30, 2003, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $50.4 million and $3.1 million, respectively, as of June 30, 2003. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at June 30, 2003 would be a reduction in cash flows of approximately $3.9 million and a reduction in net income of approximately $2.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks."

ITEM 4. CONTROLS AND PROCEDURES.

CEO and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the Chief Executive Officer and the Chief Financial Officer required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Disclosure Controls. Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Controls over Financial Reporting. Internal Controls over Financial Reporting means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

      -pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      -provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

      -provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions Regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls as of June 30, 2003, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and the CFO note that, during the quarter ended June 30, 2003, there have been no significant changes in the Company's Internal Controls over Financial Reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company previously reported on a proposed class action complaint on behalf of certain holders of the Company's common stock filed in the Court of Chancery in the State of Delaware against Hughes Electronics and each of the members of the Board of Directors of the Company. The suit alleged that the settlement between Hughes Electronics, GM and EchoStar Communications Corporation ("EchoStar") of all claims related to the termination of the proposed merger between EchoStar and Hughes violated alleged fiduciary duties. On July 10, 2003, the Court of Chancery in the State of Delaware granted defendants' motions to dismiss all claims with prejudice and denied plaintiffs' motion for leave to amend the complaint. On August 4, 2003, the defendants filed a notice of appeal to the Supreme Court of the State of Delaware in relation to the opinion and order of the Court of Chancery in the State of Delaware. The Company believes that, unless the appeal is successful, the July 10, 2003 ruling will effectively conclude this suit.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matters described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material to the Company.

ITEM 5. OTHER INFORMATION.

Effective July 21, 2003, Lawrence N. Chapman resigned from the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   10.78.1     Amendment No. 1, dated as of June 18, 2003, to the Credit
                  Agreement dated as of February 25, 2002, between PanAmSat
                  Corporation, the several banks and other financial institutions from time to time parties thereto and Credit
                  Suisse First Boston, as Administrative Agent.

      31.1        Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      Form 8-K filed on April 14, 2003 to report an event under Item 9 which was intended to be furnished under Item 12. The Form 8-K attached a press release which announced certain financial results for the first quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      PanAmSat Corporation

      August 6, 2003                          /s/ Michael J. Inglese
                                              -----------------------------
                                              Michael J. Inglese
                                              Executive Vice President and
                                              Chief Financial Officer
                                              and a Duly Authorized
                                              Officer of the Company