Form 10-Q
period 2003-09-30
PANAMSAT CORP /NEW/
filed 2003-11-07
CIK 1037388

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [X] No [ ]

As of November 3, 2003, an aggregate of 150,103,784 shares of the Company's common stock were outstanding.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                  2003           2002
                                                             --------------  -------------
REVENUES
  Operating leases, satellite services and other             $      206,033  $     194,410
  Outright sales and sales-type leases                                4,047          4,714
                                                             --------------  -------------
     Total revenues                                                 210,080        199,124
                                                             --------------  -------------
OPERATING COSTS AND EXPENSES:
  Depreciation                                                       85,018         78,966
  Direct operating costs (exclusive of depreciation)                 38,563         29,176
  Selling, general and administrative expenses                       19,323         23,336
  Facilities restructuring and severance costs                          727          1,189
                                                             --------------  -------------
     Total operating costs and expenses                             143,631        132,667
                                                             --------------  -------------

INCOME FROM OPERATIONS                                               66,449         66,457
INTEREST EXPENSE- net                                                38,904         38,857
                                                             --------------  -------------
INCOME BEFORE INCOME TAXES                                           27,545         27,600
INCOME TAX EXPENSE                                                    6,549          6,900
                                                             --------------  -------------
NET INCOME                                                   $       20,996  $      20,700
                                                             ==============  =============
NET INCOME PER COMMON SHARE - basic and diluted              $         0.14  $        0.14
                                                             ==============  =============
Weighted average common shares outstanding                      150,080,000    149,940,000
                                                             ==============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              2003             2002
                                                          -------------    -------------
REVENUES:
  Operating leases, satellite services and other          $     600,853    $     600,371
  Outright sales and sales-type leases                           12,576           15,125
                                                          -------------    -------------
     Total revenues                                             613,429          615,496
                                                          -------------    -------------
OPERATING COSTS AND EXPENSES:
  Depreciation                                                  232,194          262,689
  Direct operating costs (exclusive of depreciation)            103,983           96,347
  Selling, general and administrative expenses                   58,687           79,585
  Facilities restructuring and severance costs                    1,390           13,708
  Gain on PAS-7 insurance claim                                       -          (40,063)
  Loss on conversion of sales-type leases                             -           18,690
                                                          -------------    -------------
     Total operating costs and expenses                         396,254          430,956
                                                          -------------    -------------

INCOME FROM OPERATIONS                                          217,175          184,540
INTEREST EXPENSE, net                                           106,311          102,557
                                                          -------------    -------------
INCOME BEFORE INCOME TAXES                                      110,864           81,983
INCOME TAX EXPENSE                                               28,712           20,496
                                                          -------------    -------------
NET INCOME                                                $      82,152    $      61,487
                                                          =============    =============
NET INCOME PER COMMON SHARE - basic and diluted           $        0.55    $        0.41
                                                          =============    =============
Weighted average common shares outstanding                  150,044,000      149,914,000
                                                          =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2003             2002
                                                        -------------    ------------
                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $     496,768    $    783,998
 Short-term investments                                        55,394          99,785
 Accounts receivable-net                                       69,614          34,276
 Net investment in sales-type leases                           22,467          22,858
 Prepaid expenses and other current assets                     32,194          43,170
 Receivable - satellite manufacturer                           69,500          72,007
 Insurance claim receivable                                   102,649               -
 Deferred income taxes                                          9,368           7,889
                                                        -------------    ------------
     Total current assets                                     857,954       1,063,983

SATELLITES AND OTHER PROPERTY AND
 EQUIPMENT-Net                                              2,621,288       2,865,279

NET INVESTMENT IN SALES-TYPE LEASES                           120,858         161,869

GOODWILL                                                    2,240,323       2,238,659

DEFERRED CHARGES AND OTHER ASSETS                             141,432         157,948
                                                        -------------    ------------

TOTAL ASSETS                                            $   5,981,855    $  6,487,738
                                                        =============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2003            2002
                                                             -------------   ------------
                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                    $     75,666    $     77,309
 Current portion of long-term debt                                 32,663         200,000
 Accrued interest payable                                          19,653          50,961
 Deferred revenues                                                 21,115          18,923
                                                             ------------    ------------
     Total current liabilities                                    149,097         347,193

LONG-TERM DEBT                                                  1,967,338       2,350,000

DEFERRED INCOME TAXES                                             445,156         417,843

DEFERRED CREDITS AND OTHER (principally customer
 deposits and deferred revenue)                                   260,148         295,160
                                                             ------------    ------------

TOTAL LIABILITIES                                               2,821,739       3,410,196
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value - 400,000,000
  shares authorized; 150,096,928 and 149,967,476
  shares outstanding at September 30, 2003
  and December 31, 2003, respectively                               1,501           1,500
 Additional paid-in-capital                                     2,541,057       2,532,384
 Accumulated other comprehensive loss                              (1,735)         (2,385)
 Retained earnings                                                628,245         546,093
 Other stockholders' equity                                        (8,952)            (50)
                                                             ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                      3,160,116       3,077,542
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,981,855    $  6,487,738
                                                             ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                              COMMON STOCK
                          ----------------------                ACCUMULATED
                                                   ADDITIONAL      OTHER                      OTHER
                                       PAR VALUE    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDERS'               COMPREHENSIVE
                            SHARES      AMOUNT      CAPITAL        LOSS         EARNINGS      EQUITY        TOTAL          INCOME
                          -----------  ---------   ----------  -------------    --------   ------------   ----------   -------------
BALANCE,
JANUARY 1, 2003........   149,967,476   $ 1,500    $2,532,384    $  (2,385)     $546,093     $    (50)    $3,077,542
Additional issuance
 of common stock.......       129,452         1         1,851           --            --           --          1,852
Unrealized gain
 on cash flow hedge....            --        --            --          286            --           --            286     $     286
Unrealized gain on
 short-term
 investments...........            --        --            --            1            --           --              1             1
Foreign currency
 translation
 adjustment............            --        --            --          363            --           --            363           363
Acquisition of Hughes
 Global Services.......            --        --            --           --            --       (3,358)        (3,358)           --
Deferred compensation..            --        --         6,807           --            --       (6,940)          (133)           --
Amortization of
 deferred
 compensation..........            --        --            15           --            --        1,396          1,411            --
Net income.............            --        --            --           --        82,152           --         82,152        82,152
                          -----------   -------    ----------    ---------      --------     --------     ----------     ---------
BALANCE,
SEPTEMBER 30, 2003.....   150,096,928   $ 1,501    $2,541,057    $  (1,735)     $628,245     $ (8,952)    $3,160,116     $  82,802
                          ===========   =======    ==========    =========      ========     ========     ==========     =========

OTHER STOCKHOLDERS' EQUITY:

                                                                SEPTEMBER 30,    JANUARY 1,
                                                                    2003           2003
                                                                ------------     ---------
Excess of purchase price over historical cost basis of net
   assets acquired (See Note 2)                                   $  (3,358)      $    --
Deferred compensation, net                                           (5,594)          (50)
                                                                  ---------       -------
TOTAL OTHER STOCKHOLDERS' EQUITY                                  $  (8,952)      $   (50)
                                                                  =========       =======

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                          2003             2002
                                                                      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $     82,152     $     61,487
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation                                                              232,194          262,689
 Deferred income taxes                                                      27,683           40,786
 Amortization of debt issuance costs and other deferred charges              7,435            9,419
 Provision for uncollectible receivables                                     1,168           12,256
 Other non-cash items                                                         (593)              --
 Gain on PAS-7 insurance claim                                                  --          (40,063)
 Loss on conversion of sales-type leases                                        --           18,690
 Facilities restructuring and severance costs                                1,390           13,708
 Loss on early extinguishment of debt                                        5,660            3,309
 Changes in assets and liabilities:
       Collections on investments in sales-type leases                      16,921           17,165
       Operating leases and other receivables                              (15,515)          (8,455)
       Prepaid expenses and other assets                                    21,847            2,710
       Accounts payable and accrued liabilities                            (51,143)          (2,592)
       Deferred gains and revenues                                          (1,454)           4,322
                                                                      ------------    -------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                             327,745          395,431
                                                                      ------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (including capitalized interest)                    (87,161)        (260,037)
  Insurance proceeds from satellite recoveries                                  --          215,000
  Net sales (purchases) of short-term investments                           44,393          (95,738)
  Acquisitions, net of cash acquired                                       (15,695)              --
                                                                      ------------     ------------

     NET CASH USED IN INVESTING ACTIVITIES                                 (58,463)        (140,775)
                                                                      ------------     ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                                      (550,000)      (1,771,542)
  Issuance of new long-term debt                                                --        1,800,000
  Debt issuance costs                                                           --          (41,012)
  Repayments of incentive obligations                                       (8,726)          (7,951)
  Other                                                                      1,852            2,052
                                                                      ------------     ------------

     NET CASH USED IN FINANCING ACTIVITIES                                (556,874)         (18,453)
                                                                      ------------     ------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       362               --
                                                                      ------------     ------------
 NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                      (287,230)         236,203
 CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                                 783,998          443,266
                                                                      ------------     ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    496,768     $    679,469
                                                                      ============     ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
  Cash received for interest                                          $     11,756     $      9,973
                                                                      ------------     ------------
  Cash paid for interest                                              $    149,248     $    122,600
                                                                      ------------     ------------
  Cash received for taxes                                             $      4,498     $     18,551
                                                                      ------------     ------------
  Cash paid for taxes                                                 $      2,734     $      2,482
                                                                      ------------     ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                              PANAMSAT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been made. Certain prior period amounts have been reclassified to conform with the current period's presentation. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the PanAmSat Form 10-K for the year ended December 31, 2002 (the "Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 6, 2003, and all other PanAmSat filings filed with the SEC through the date of this report.

    On April 9, 2003, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corporation") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corporation Transactions"). GM received a private-letter ruling from the U.S. Internal Revenue
    Service confirming that the distribution of Hughes Electronics' common stock to the holders of GM Class H common stock, in connection with the split-off, would be tax-free to GM and its Class H stockholders for federal income tax purposes. In addition, the transactions have been approved by a majority of each class of GM common stockholders--GM $1-2/3 and GM Class H--voting both as separate classes and together as a single class based on their respective voting power. The transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission ("FCC") approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corporation require that, during the period prior to the closing of the News Corporation Transactions, Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corporation for PanAmSat to enter into certain strategic and other transactions.

    On June 18, 2003, the Company and its lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") amended the loan agreement to allow for the completion of the News Corporation Transactions without causing an event of default under such facility.

(2) ACQUISITIONS

    On March 7, 2003, the Company acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from the Company's affiliate Hughes Electronics for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. The acquisition supports PanAmSat's strategic initiative to expand government service offerings through the Company's G2 Satellite Solutions division. The net assets acquired were as follows (in millions):

                             Total current assets  $   17.6
                                                   ========
                             Total assets          $   18.4
                             Total liabilities         15.3
                                                   --------
                             Net assets acquired   $    3.1
                                                   ========

    Since HGS and PanAmSat are under the common control of Hughes Electronics, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded within stockholders' equity on the accompanying consolidated balance sheet as of September 30, 2003 net of deferred income taxes of approximately $1.9 million. The consolidated results of the Company's G2 Satellite Solutions division from the date of the acquisition through September 30, 2003 are included within the Company's consolidated income statement for the nine months ended September 30, 2003.

    On August 27, 2003, as part of the Company's strategic initiative to expand our government service offerings, the Company also acquired Esatel Communications, Inc. and its related entity, Silver Springs Teleport, LC (together, "Esatel"). Esatel is a telecommunications firm based outside of Washington, D.C. that specializes in providing end-to-end services and solutions to the U.S. Government. The consolidated results of Esatel from the date of the acquisition through September 30, 2003 are included within the Company's consolidated income statement for the three and nine months ended September 30, 2003.

(3) NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires the consolidation of a variable interest entity ("VIE") where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. In October 2003, the FASB deferred the effective date for the consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. PanAmSat adopted FIN 46 as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. The adoption of FIN 46 had no impact on our consolidated financial statements.

    In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The adoption of EITF Issue No. 00-21 on July 1, 2003 had no impact on our consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of September 30, 2003, the Company's only derivative financial instrument is an interest rate hedge that was entered into in accordance with the agreement governing the Senior Secured Credit Facility (See Note 5 "Long-Term Debt"). The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

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

(4) SATELLITE DEPLOYMENT PLANS

    In October 2003, the Company, together with Horizons LLC, which the Company jointly owns with JSAT International Inc. ("JSAT"), a Japanese satellite services provider, launched the Galaxy 13/Horizons I satellite. The satellite is a Boeing 601HP with 24 C-band and 24 Ku-band transponders and will be operated at 127 degrees west longitude. PanAmSat and JSAT will jointly develop and own the Galaxy 13/Horizons-1 Ku-band payload, using the capacity to offer a variety of digital video, Internet and data services as well as to create new IP-based content distribution networks. The C-band capacity will be owned, developed and marketed solely by PanAmSat and will be utilized to provide High Definition Television (HDTV) as well as other services within the United States. This satellite will also be a part of the Company's "Power of Five" antenna program, which provides qualified cable operators with simultaneous access to five Galaxy neighborhood satellites. The spacecraft will take over for Galaxy 9, which will become a new Galaxy domestic C-band replacement or in-orbit spare.

    In May 2003, the Company commenced service on the Galaxy 12 satellite. The spacecraft is a next-generation backup satellite for PanAmSat's domestic cable and broadcast video customers, and is capable of providing premium cable, HDTV and specialized new services in North America. Built and custom-designed for PanAmSat by Orbital Sciences Corporation, Galaxy 12 has twenty-four 36-MHz C-band transponders.

    The Company expects to launch up to two more satellites by the end of 2005 for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy 5 at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life at the end of 2005. This satellite will include an additional L-band payload (See Note 11 "Commitments and Contingencies").

    As a result of the termination of the Galaxy 8-iR satellite construction contract, as of September 30, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of our agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, we have agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite. The Company expects to use this launch in early 2006 to replace the Galaxy 4R satellite (See Note 14 "Satellite Operational Developments").

(5) LONG-TERM DEBT

    At September 30, 2003, the Company had total debt outstanding of $2.0 billion, including current maturities of $32.7 million related to quarterly principal payments due in March, June and September 2004. On July 14, 2003, the Company made an optional pre-payment of $350 million under its $1.25 billion Senior Secured Credit Facility from available cash on hand. During the third quarter of 2003, the Company recorded a non-cash charge of approximately $5.7 million to write-off debt issuance costs associated with the portion of the credit facility that was prepaid. The Company's $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

    Prior to the pre-payment noted above and the October 29, 2003 amendment described below, the Senior Secured Credit Facility was comprised of a $250.0 million revolving credit facility, which was undrawn and had an original termination date of December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which had an original maturity date of December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which had an original maturity date of December 31, 2008 (the "Term B Facility"). At September 30, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.75% and LIBOR plus 3.5%, respectively. In addition, the Company was required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of September 30, 2003, on an annualized basis was 0.50%. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. As of September 30, 2003, the amounts outstanding under the Term A Facility and the Term B Facility were $195 million and $455 million, respectively.

    On June 18, 2003, the Company and its lenders under the Company's Senior Secured Credit Facility amended the loan agreement to allow for the completion of the News Corporation Transactions without causing an event of default under such facility.

    On October 29, 2003, the Company amended its Senior Secured Credit Facility to provide for the refinancing of its Term A Facility and Term B Facility under a new Term Loan B-1 facility (the "Term B-1 Facility") with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal as follows (in thousands):

                     Year Ending December 31,         Amount Due
                     ------------------------         ----------
                             2004                     $    6,500
                             2005                          6,500
                             2006                          6,500
                             2007                          6,500
                             2008                          6,500
                             2009                        158,031
                             2010                        459,469
                                                      ----------
                                                      $  650,000
                                                      ==========

    As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. Fees charged by the lenders for this amendment will be capitalized as debt issuance costs and amortized over the revised term of the Term B-1 Facility, along with previously capitalized debt issuance costs related to the Term A Facility and the Term B Facility.

    PanAmSat is required to maintain certain financial covenants and is also subject to restrictive covenants under the Company's borrowings. As of September 30, 2003, the Company was in compliance with all such covenants. The October 29, 2003 amendment adjusted certain operating covenants under the Senior Secured Credit Facility to provide greater operational flexibility to the Company.

    In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. This interest rate hedge is designated as a cash flow hedge. During the nine months ended September 30, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The fair value of the outstanding interest-rate hedge agreement as of September 30, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.8 million. In conjunction with the October 29, 2003 amendment, described above, the terms of this interest rate hedge were unchanged and the hedge continues on the Term B-1 Facility. In addition, the Company will no longer be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility upon expiration of the current agreement on August 30, 2005.

    As of September 30, 2003, the Company had outstanding $800 million Senior Notes due in 2012 with a stated interest rate of 8.5%. The Company also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

    Obligations under the Senior Notes are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. All subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

(6) STOCK-BASED COMPENSATION

    Effective January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

    During the three and nine months ended September 30, 2003, the Company issued options to purchase 21,350 shares and 44,800 shares, respectively, under the PanAmSat Corporation Long-Term Stock Incentive Plan (the "Plan"). Compensation expense for these options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. The Company recorded compensation expense related to these options of approximately $10 thousand and $15 thousand for the three and nine months ended September 30, 2003, respectively. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of the Company's common stock on the date of grant for all prior grants.

    On April 30, 2003, the Compensation Committee of the Board of Directors approved the issuance of up to 500,000 restricted stock units under the Plan. Also on this date, the Company issued 398,500 of these restricted stock units under the Plan to certain employees. The restricted stock units vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense is being recognized over the vesting period based on the Company's stock price on the grant date of $17.30. The Company recorded compensation expense related to the restricted stock units of approximately $0.7 million and $1.2 million for the three and nine months ended September 30, 2003, respectively.

    The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts).

                                                                 THREE MONTHS ENDED:                    NINE MONTHS ENDED:
                                                              ------------------------                  ------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2003            2002               2003             2002
                                                              -------------   -------------      -------------    -------------
 Net income, as reported                                        $   20,996      $   20,700         $   82,152       $   61,487
 Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects                   530              --                878               --
 Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all awards,
  net of related tax effects                                        (2,468)         (2,723)            (7,884)          (8,170)
                                                                ----------      ----------         ----------       ----------
 Pro forma net income                                           $   19,058      $   17,977         $   75,146       $   53,317
                                                                ==========      ==========         ==========       ==========
 Earnings per share:
    Basic and Diluted - as reported                             $     0.14      $     0.14         $     0.55       $     0.41
                                                                ==========      ==========         ==========       ==========
    Basic and Diluted - pro forma                               $     0.13      $     0.12         $     0.50       $     0.36
                                                                ==========      ==========         ==========       ==========

    The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(7) 2002 GAIN ON PAS-7 INSURANCE CLAIM

    During the first quarter of 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. The Company received $215 million of insurance proceeds during the first half of 2002.

(8) 2002 LOSS ON CONVERSION OF SALES-TYPE LEASES

    On March 29, 2002, the Company entered into an agreement with a customer regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement for the three months ended March 31, 2002 of $18.7 million.

(9) FACILITIES RESTRUCTURING AND SEVERANCE COSTS

    Net facilities restructuring and severance costs were $0.7 million and $1.4 million for the three and nine months ended September 30, 2003, respectively, and $1.2 million and $13.7 million for the three and nine months ended September 30, 2002, respectively.

    As part of the Company's continuing effort to improve operational efficiencies, in October 2003, the Company's management approved a plan to reduce its workforce by approximately 45 employees. As a result, the Company anticipates that it will be required to record a severance charge of approximately $1.5 million in the fourth quarter of 2003. These severance costs will primarily be related to employee compensation, benefits and outplacement services.

    In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for which the employees will be required to perform future services. In the nine months ended September 30, 2003, the Company recorded charges of $2.8 million related to this teleport consolidation plan, primarily representing severance costs.

    On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The Company recorded a non-cash charge in its consolidated income statement in the nine months ended September 30, 2002 of $13.9 million. This charge reflects future lease costs, net of estimated future sublease revenue related to unused facilities and the write-off of leasehold improvements. In the nine months ended September 30, 2003, the Company recorded restructuring credits of $1.4 million related to the signing of sub-lease agreements for amounts higher than originally estimated.

    The Company recorded severance costs of $8.2 million for the year ended December 31, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to the Company's expense reduction and NET-36 (now webcast services) restructuring plan that began in the third quarter of 2001. In the third quarter of 2002, the Company recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual costs being lower than originally estimated.

    The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

                                                        FACILITIES         SEVERANCE        TELEPORT
                                                      RESTRUCTURING          COSTS        CONSOLIDATION       TOTAL
                                                      -------------        ---------      -------------     --------
    Balance as of December 31, 2001                            --                2.9               --            2.9
    2002 restructuring charges (credits)                     13.9               (0.2)              --           13.7
    Less: net cash payments in 2002                          (2.2)              (2.5)              --           (4.7)
    Less: non-cash items in 2002                             (4.1)                --               --           (4.1)
                                                        ---------          ---------        ---------       --------
    Balance as of December 31, 2002                           7.6                0.2               --            7.8
    2003 restructuring charges (credits)                     (1.4)                --              2.8            1.4
    Less: net cash payments in 2003                          (1.1)              (0.1)            (1.5)          (2.7)
                                                        ---------          ---------        ---------       --------
    Balance as of September 30, 2003                    $     5.1          $     0.1        $     1.3       $    6.5
                                                        =========          =========        =========       ========

(10) INTEREST EXPENSE-NET

    Interest expense for the three months ended September 30, 2003 and 2002 is recorded net of capitalized interest of $2.8 million and $9.5 million, respectively, and interest income of $2.4 million and $3.5 million, respectively. Interest expense for the nine months ended September 30, 2003 and 2002 is recorded net of capitalized interest of $11.3 million and $23.6 million, respectively and interest income of $11.4 million and $9.8 million, respectively.

    In connection with the refinancing of the Hughes Electronics term loan in the first quarter of 2002, the Company recorded an extraordinary loss on the early extinguishment of debt as a result of the write-off of the remaining related unamortized debt issuance costs. Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), on January 1, 2003, the Company was required to reclassify this loss on extinguishment of debt, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. As such, the Company reclassified $3.3 million to interest expense and recorded the related income tax effect of $0.8 million within income tax expense for the quarter ended March 31, 2002 and the nine months ended September 30, 2002. This reclassification had no effect on net income but resulted in lower income before income taxes for these periods. Included in interest expense for the nine months ended September 30, 2003 is approximately $5.7 million for the write-off of debt issuance costs associated with the portion of the Senior Secured Credit Facility that was prepaid in July 2003 (See Note 5 "Long-Term Debt).

(11) COMMITMENTS AND CONTINGENCIES

    SATELLITE COMMITMENTS

    As of September 30, 2003, we had approximately $27.6 million of expenditures remaining under existing satellite construction contracts and $54.3 million remaining under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2003, the Company did not have any commitments related to existing launch or in-orbit insurance contracts for satellites to be launched, including insurance commitments related to Galaxy 13, which were paid in full as of September 30, 2003.

    In October 2003, the Company amended its launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. We currently have remaining commitments in relation to these contracts of approximately $18 million. The Company has entered into an agreement with a customer for the sale and use of this L-band payload.

    In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/Loral, which would replace the Company's Galaxy 4R satellite and would be known as Galaxy 16. The Company is currently negotiating definitive terms for its acquisition of this satellite. While the Company has made no commitment to any launch provider for the launch of this satellite, the Company does have launch services already under contract which could be used for this satellite.

    SATELLITE INSURANCE

    On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We have not determined when these satellites will be replaced or supplemented but do not currently expect to begin construction on these satellites before the second half of 2004. The insurance policies for Galaxy 11 and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. We cannot assure you that these proofs of loss will be accepted by the insurers or, if accepted, how much we will receive. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites of this degradation and will continue to assess the operational impact. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties with these two satellites.

    On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Galaxy 4R spacecraft, in the amount of $169 million, subject to salvage. As of September 30, 2003, we had reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We received these proceeds during the fourth quarter of 2003. In October 2003, the Company commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim (See Note 14 "Satellite Operational Developments").

    The availability and use of any proceeds from the Galaxy 11, PAS-1R, and Galaxy 4R insurance claims are restricted by the agreements governing our debt obligations.

    Excluding Galaxy 13, which was launched on October 1, 2003, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.3 billion as of September 30, 2003. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.6 billion. We have 14 uninsured satellites in orbit, which includes five satellites for which the Company elected not to purchase insurance policies in May 2003 upon the expiration of the existing policies. The uninsured satellites are: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 8-i, which is fully depreciated and continues to operate in an inclined orbit; Galaxy 9 and Galaxy 11, for which the Company determined that insurance was not available on commercially reasonable terms; HGS-3 which has a net book value of $0.7 million as of September 30, 2003; and HGS-5 and Leasat which have no book value. The Company's Galaxy 12 satellite serves as an in-orbit backup for all or portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 9, Galaxy 10R and Galaxy 11.

    Of the insured satellites, as of September 30, 2003, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-9, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-6B is currently operating on its backup bi-propellant propulsion system (See Note 14 "Satellite Operational

    Developments"). The fifth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The sixth such satellite, Galaxy 4R, for which a proof of loss has been filed (as described above), has a remaining policy covering $20.9 million of investments in sales-type leases that is subject to a component exclusion.

    At September 30, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.3 billion. Of this amount, $625 million related to uninsured satellites and $645 million related to satellites insured by Significant Exclusion Policies.

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

(12) REVENUE BY SERVICE TYPE

    PanAmSat operates its business as a single operating segment. PanAmSat primarily provides video, data network and end-to-end satellite communications services to major broadcasting, direct-to-home television providers, telecommunications companies and government entities worldwide. For the three months ended September 30, 2003 and 2002, PanAmSat's revenues were $210.1 million and $199.1 million, respectively. For the nine months ended September 30, 2003 and 2002, PanAmSat's revenues were $613.4 million and $615.5 million. These revenues were derived from the following service areas:

                                         PERCENTAGE OF REVENUES                    PERCENTAGE OF REVENUES
                                           THREE MONTHS ENDED:                        NINE MONTHS ENDED:
                                     ------------------------------           ------------------------------
                                     SEPTEMBER 30,     SEPTEMBER 30,          SEPTEMBER 30,     SEPTEMBER 30,
                                         2003              2002                   2003               2002
                                     --------------    -------------          --------------    -------------
    Services:
    Video Services                        59%               65%                    61%               66%
    Network Services                      26%               25%                    26%               24%
    Government Services                   10%                3%                     7%                3%
    Other Services                         5%                7%                     6%                7%
                                        ----              ----                   ----              ----
    Total:                               100%              100%                   100%              100%
                                        ====              ====                   ====              ====

(13) CONTRACTED BACKLOG FOR FUTURE SERVICES

    Future contractual cash payments expected from customers (backlog) aggregated approximately $4.8 billion as of September 30, 2003, including approximately $1.0 billion related to satellites to be launched. Included in the total backlog of $4.8 billion is $281.8 million of backlog that may be terminated pursuant to certain contractual termination rights. During the third quarter of 2003, the Company reduced its backlog on its PAS-6B satellite by approximately $360 million due to the xenon ion propulsion system ("XIPS") related anomaly (See Note 14 "Satellite Operational Developments").

    Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $4.8 billion backlog as of September 30, 2003, approximately $3.6 billion, or 74%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that five of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These five customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experiences. They represented approximately $930 million of our backlog as of September 30, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At September 30, 2003, DIRECTV Latin America represented approximately $563 million, or 12% of our total backlog. The smallest of these five customers represented approximately $40 million, or 0.8% of our total backlog. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

(14) SATELLITE OPERATIONAL DEVELOPMENTS

    PanAmSat currently operates seven Boeing model 601 HP spacecraft ("BSS 601 HP"). In addition, PamAmSat has recently launched Galaxy 13, a BSS 601 HP satellite undergoing final in-orbit testing which is not yet in operation (See Note 4 "Satellite Deployment Plans"). The BSS 601 HP spacecraft uses XIPS, an electrical propulsion system that maintains the satellite's in-orbit position, as its primary propulsion system. There are two separate XIPS on each spacecraft, each one of which is capable of maintaining the satellite in its position. The spacecraft also has a completely independent bi-propellant propulsion system as a back up to the XIPS system. Certain of these spacecraft have experienced various problems associated with XIPS. Three of the Company's BSS 601 HP spacecraft have experienced failures of both XIPS.

    At the end of June 2003, the secondary XIPS on PanAmSat's Galaxy 4R satellite ceased working. This problem has not affected service to any of our customers. The primary XIPS on this satellite had previously ceased working. The satellite is operating as designed on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from the date of this anomaly. This satellite, as well as other satellites, are backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable.

    On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Galaxy 4R spacecraft, in the amount of $169 million, subject to salvage. As of September 30, 2003, we had reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We proportionately offset the proceeds from this settlement against the insured carrying value of the satellite and the net investment in sales-type lease. We received these proceeds during the fourth quarter of 2003. In October 2003, the Company commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim.

    We cannot assure you that we will be successful in these proceedings or, if successful, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

    The Company began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, the Company recorded additional depreciation expense of $6.5 million in the third quarter of 2003. Once a settlement is reached with the final insurance provider, the Company anticipates that future depreciation on Galaxy 4R will be approximately equal to the monthly depreciation on this satellite before the anomaly occurred.

    On July 9, 2003, the secondary XIPS on PanAmSat's PAS-6B satellite ceased working. The primary XIPS on this satellite had previously ceased working. The satellite is operating as designed on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from the date of this anomaly. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, the Company reduced its total backlog by approximately $360 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

    We have determined that PAS-6B's net book value is fully recoverable. The Company began accelerating depreciation on this satellite beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, the Company recorded additional depreciation expense of $2.7 million in the third quarter of 2003.

    Two of the Company's Boeing model 601 HP spacecraft, PAS-5 and Galaxy 8-i, have no book value and are no longer in primary customer service. The other three Boeing model 601 HP satellites that we operate continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For these remaining three satellites, the available bi-propellant life ranges from at least 3.6 years to as much as 7.4 years.

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

On April 9, 2003, General Motors Corporation ("GM"), Hughes Electronics Corporation ("Hughes Electronics") and The News Corporation Limited ("News Corporation") announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes Electronics from GM and the acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics (the "News Corporation Transactions"). GM received a private-letter ruling from the U.S. Internal Revenue Service confirming that the distribution of Hughes Electronics' common stock to the holders of GM Class H common stock, in connection with the split-off, would be tax-free to GM and its Class H stockholders for federal income tax purposes. In addition, the transactions have been approved by a majority of each class of GM common stockholders--GM $1-2/3 and GM Class H--voting both as separate classes and together as a single class based on their respective voting power. The transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission ("FCC") approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed. The agreements between Hughes Electronics and News Corporation require that, during the period prior to the closing of the News Corporation Transactions, Hughes Electronics cause PanAmSat to conduct its business in the ordinary course, consistent with past practice, and that Hughes Electronics obtain the consent of News Corporation for PanAmSat to enter into certain strategic and other transactions.

On June 18, 2003, the Company and its lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") amended the loan agreement to allow for the completion of the News Corporation Transactions without causing an event of default under such facility.

RESULTS OF OPERATIONS

The Company's selected operating data shown below is not necessarily indicative of future results.

SELECTED OPERATING DATA

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     -----------------------------      -----------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2003             2002              2003             2002
                                                     -------------    -------------     -------------    -------------
                                                                     (In thousands except per share data)
Operating leases, satellite services and other        $   206,033      $   194,410       $   600,853      $   600,371
Outright sales and sales-type leases                        4,047            4,714            12,576           15,125
Total revenues                                            210,080          199,124           613,429          615,496
Depreciation                                               85,018           78,966           232,194          262,689
Direct operating costs (exclusive of depreciation)         38,563           29,176           103,983           96,347
Selling, general and administrative expenses               19,323           23,336            58,687           79,585
Facilities restructuring and severance costs                  727            1,189             1,390           13,708
Gain on PAS-7 insurance claim                                  --               --                --          (40,063)
Loss on conversion of sales-type leases                        --               --                --           18,690
Income from operations                                     66,449           66,457           217,175          184,540
Interest expense- net                                      38,904           38,857           106,311          102,557
Income before income taxes                                 27,545           27,600           110,864           81,983
Income tax expense                                          6,549            6,900            28,712           20,496
Net income                                                 20,996           20,700            82,152           61,487
Net income per common share - basic and diluted       $      0.14      $      0.14       $      0.55      $      0.41

                              PANAMSAT CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues - Revenues were $210.1 million for the three months ended September 30, 2003, compared to revenues of $199.1 million for the same period in 2002 and $613.4 million for the nine months ended September 30, 2003, compared to revenue of $615.5 million for same period in 2002. Operating lease revenues, which were
98.1 percent of total revenues for the third quarter of 2003, increased by 6.0 percent to $206.0 million from $194.4 million for the same period in 2002. The increase in operating lease revenues was primarily attributable to additional government revenues related to the Company's new G2 Satellite Solutions division and an increase in network services revenues. These increases were partially offset by lower video revenues recorded as a result of customer credit related issues. Operating lease revenues were $600.9 million for nine months ended September 30, 2003, compared to $600.4 million for the same period in 2002. Total sales and sales-type lease revenues were $4.0 million for the quarter ended September 30, 2003, compared to $4.7 million for the same period in 2002. Total sales-type lease revenues were $12.6 million for the nine months ended September 30, 2003, compared to $15.1 million for the same period in 2002.

    Video Services - The Company provides video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. Operating lease revenues from video services decreased by 4.7 percent to $119.0 million during the third quarter of 2003, compared to $124.9 million for the third quarter of 2002. This decrease was primarily due to customer credit related issues and lower occasional services revenues. Overall video services revenues decreased by 5.0 percent to $123.1 million in the third quarter of 2003, compared to $129.6 million in the third quarter of 2002. Operating lease revenue from video services decreased by 7.7 percent to $362.0 million for nine months ended September 30, 2003 as compared to $392.2 million for the nine months ended September 30, 2002. This decrease was primarily due to higher 2002 revenues from the 2002 FIFA World Cup, lower termination fee revenues and lower video revenues recorded as a result of customer credit related issues. Overall video services revenue were $374.6 million in the nine months ended September 30, 2003 compared to $407.3 million in the nine months ended September 30, 2002.

    Network Services - The Company provides network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. Revenue from network services increased by 10.5 percent to $54.5 million for the third quarter of 2003, compared to $49.4 million for the third quarter of 2002. Revenue from network services increased by 7.7 percent to $157.7 million for the nine months ended September 30, 2003, compared to $146.4 million for the same period in 2002. These increases are primarily a result of net new business recorded from network resellers.

    Government Services - Our government services provides end-to-end satellite communications services to government entities, both domestically and internationally. Revenue from government services increased by 236.8 percent to $21.2 million for the third quarter of 2003, compared to $6.3 million for the third quarter of 2002. Revenue from government services increased by
    148.0 percent to $46.2 million for the nine months ended September 30, 2003, compared to $18.6 million for the same period in 2002. The $21.2 million for the third quarter of 2003 and $46.2 million for the nine months ended September 30, 2003 primarily represent revenues from the Company's G2 Satellite Solutions division, which was formed in 2003 after the acquisition of Hughes Global Services ("HGS"). The amounts recorded in 2002 primarily represented revenues from HGS, prior to the acquisition by PanAmSat, which are currently eliminated in consolidation.

    Other - The Company provides TT&C (telemetry, tracking and control), in-orbit back-up service, and other services to its customers. Revenue from other services decreased by 18.8 percent to $11.3 million for the third quarter of 2003, compared to $13.9 million for the third quarter of 2002. Revenue from other services decreased by 19.2 percent to $34.9 million for the nine months ended September 30, 2003, compared to $43.2 million for the same period in 2002. These decreases in other revenue are primarily attributable to lower in-orbit back-up protection revenues related to one of the Company's customers.

Depreciation - Depreciation expense increased $6.0 million, or 7.6 percent, to $85.0 million for the three months ended September 30, 2003 from $79.0 million for the same period in 2002. Depreciation for the nine months ended September 30, 2003 decreased $30.5 million, or 11.6 percent, to $232.2 million from $262.7 million for the same period in 2002. The increase in depreciation for the three months ended September 30, 2003 is due primarily to the acceleration of depreciation on the Company's Galaxy 4R and PAS-6B satellites (See "Satellite Operational Developments" below) and depreciation on satellites recently placed in service. These increases were partially offset by lower depreciation related to Galaxy 6 and Galaxy 8-i, which were fully depreciated in September 2002 and July 2002, respectively.

The decrease in depreciation for the nine months ended September 30, 2003 is due primarily to lower depreciation related to Galaxy 6 and Galaxy 8-i, which were fully depreciated in September 2002 and July 2002, respectively, and lower depreciation expense recorded in 2003 as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See "Gain on PAS-7 Insurance Claim" below). These decreases were partially offset by additional depreciation expense related to our Galaxy 3C and Galaxy 12 satellites that were placed in service in September 2002 and May 2003, respectively, and the acceleration of depreciation on the Company's Galaxy 4R and PAS-6B satellites.

Direct Operating Costs (exclusive of depreciation) - Direct operating costs increased $9.4 million or 32.2 percent, to $38.6 million for the three months ended September 30, 2003 from $29.2 million for the same period in 2002. Direct operating costs increased $7.7 million or 7.9 percent, to $104.0 million for the nine months ended September 30, 2003 from $96.3 million for the same period in 2002. For the three months ended September 30, 2003, the increase in direct operating costs are primarily due to cost of sales related to the Company's new G2 Satellite Solutions division. For the nine months ended September 30, 2003, the increase in direct operating costs are primarily due to cost of sales related to the Company's new G2 Satellite Solutions division offset by lower broadcast services costs from the 2002 FIFA World Cup, lower webcast services costs, and reduced satellite insurance expense.

Selling, General & Administrative Expenses - Selling, general and administrative expenses decreased $4.0 million or 17.2 percent, to $19.3 million for the three months ended September 30, 2003 from $23.3 million for the same period in 2002. Selling, general and administrative expenses decreased $20.9 million or 26.3 percent, to $58.7 million for the nine months ended September 30, 2003 from $79.6 million for the same period in 2002. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2003 is due primarily to lower bad debt expense of $2.1 million and $11.1 million, respectively, and cost reductions as a result of operational efficiencies.

Facilities Restructuring and Severance Costs - Net facilities restructuring and severance costs were $0.7 million and $1.4 million for the three and nine months ended September 30, 2003, respectively, and $1.2 million and $13.7 million for the three and nine months ended September 30, 2002, respectively. In the three months ended September 30, 2003, the Company recorded a charge of $0.7 million related to the Company's teleport consolidation plan. In the nine months ended September 30, 2003, the Company recorded charges of $2.8 million related to the Company's teleport consolidation plan. These costs were offset by restructuring credits of $1.4 million related to the Company's 2002 facilities restructuring plan. The 2002 charges were primarily attributable to the consolidation of certain of the Company's facilities (See Note 9 "Facilities Restructuring and Severance Costs" to the consolidated financial statements).

Gain on PAS-7 Insurance Claim - During the three months ended March 31, 2002, the Company recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations. There was no comparable transaction during 2003.

Loss on Conversion of Sales-Type Leases - On March 29, 2002, the Company entered into an agreement with one of its customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, the Company recorded a non-cash charge in its consolidated income statement during the three months ended March 31, 2002 of $18.7 million. There was no comparable transaction in 2003.

Income from Operations - Income from operations was approximately $66.5 million for the three months ended September 30, 2003 and 2002. Income from operations was $217.2 million for nine months ended September 30, 2003 an increase of $32.7 million or 17.7 percent from $184.5 million for the same period in 2002. The increase in income from operations for the nine months ended September 30, 2003 was primarily due to a reduction in bad debt expense, a decrease in operating expenses as a result of previous and current cost reduction initiatives, and lower depreciation related to Galaxy 6, PAS-7 and Galaxy 8-i. These increases to income from operations for the nine months ended September 30, 2003 were offset by the changes in revenue discussed above and several significant transactions recorded during the first quarter of 2002 including the recording of: a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim; net facilities restructuring and severance charges of $13.7 million; and an $18.7 million loss on the conversion of several sales-type leases to operating leases by one of the Company's customers.

Interest Expense, Net - Interest expense, net was $38.9 million for the three months ended September 30, 2003 and 2002. Interest expense, net was $106.3 million for the nine months ended September 30, 2003, an increase of $3.7 million, or 3.6 percent from $102.6 million for the same period in 2002. The increase in interest expense, net for the nine months ended September 30, 2003 was primarily due to lower capitalized interest of $12.3 million, partially offset by lower interest expense as a result of the repayment of $550 million of debt during 2003. Included in net interest expense for the nine months ended September 30, 2003 and 2002 were $5.7 million and $3.3 million, respectively, related to the write-off of the unamortized debt issuance costs associated with early repayments of debt in each of these periods (See Note 10 "Interest Expense-Net" to the consolidated financial statements).

Income Tax Expense - Income tax expense was $6.5 million for the three months ended September 30, 2003, an increase of $0.4 million or 5.1 percent, from $6.9 million for the three months ended September 30, 2002. Income tax expense was $28.7 million for nine months ended September 30, 2003 an increase of $8.2 million or 4.0 percent, from $20.5 million for the nine months ended September 30, 2002. The increase in income tax expense for the three months and nine months ended September 30, 2003 as compared to the same periods in 2002 was due to higher income from operations. The Company estimates that its effective income tax rate will be approximately 26 percent for 2003 as compared to 25 percent for 2002.

FINANCIAL CONDITION

As part of the Company's continuing effort to improve operational efficiencies, in October 2003, the Company's management approved a plan to reduce its workforce by approximately 45 employees. As a result, the Company anticipates that it will be required to record a severance charge of approximately $1.5 million in the fourth quarter of 2003. These severance costs will primarily be related to employee compensation, benefits and outplacement services.

In January 2003, the Company's management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain teleports that are owned by the Company. Under this plan, we expect the Company's Homestead and Spring Creek teleports will be permanently closed during 2003 and 2004 and the Fillmore and Castle Rock teleports will provide reduced services. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to the pre-existing services that it provides, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek. In the nine months ended September 30, 2003, the Company recorded charges of $2.8 million related to this teleport consolidation plan, primarily representing severance costs.

The Company estimates that this teleport consolidation plan will result in an overall loss of approximately $1 million, of which, an aggregate of approximately $7 million of costs will be incurred during 2003 and 2004, and a net gain on the disposal of land, buildings, and equipment of approximately $6 million will be recorded in 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

On March 29, 2002, the Company's management approved a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. The Company recorded a non-cash charge in its consolidated income statement in the nine months ended September 30, 2002 of $13.9 million. This charge reflects future lease costs, net of estimated future sublease revenue related to unused facilities and the write-off of leasehold improvements. In the nine months ended September 30, 2003, the Company recorded restructuring credits of $1.4 million related to the signing of sub-lease agreements for amounts higher than originally estimated.

At September 30, 2003, the Company had total debt outstanding of $2.0 billion, including current maturities of $32.7 million related to quarterly principal payments due in March, June and September 2004. On July 14, 2003, the Company made an optional pre-payment of $350 million under its $1.25 billion Senior Secured Credit Facility from available cash on hand. During the third quarter of 2003, the Company recorded a non-cash charge of approximately $5.7 million to write-off debt issuance costs associated with the portion of the credit facility that was prepaid. The Company's $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full, plus accrued interest of $6.0 million, from available cash.

Prior to the pre-payment noted above and the October 29, 2003 amendment described below, the Senior Secured Credit Facility was comprised of a $250.0 million revolving credit facility, which was undrawn and had an original termination date of December 31, 2007 (the "Revolving Facility"), a $300.0 million term loan A facility, which had an original maturity date of December 31, 2007 (the "Term A Facility"), and a $700.0 million term loan B facility, which had an original maturity date of December 31, 2008 (the "Term B Facility"). At September 30, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.75% and LIBOR plus 3.5%, respectively. In addition, the Company was required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of September 30, 2003, on an annualized basis was 0.50%. The Company had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. As of September 30, 2003, the amounts outstanding under the Term A Facility and the Term B Facility were $195 million and $455 million, respectively.

On June 18, 2003, the Company and its lenders under the Company's Senior Secured Credit Facility amended the loan agreement to allow for the completion of the News Corporation Transactions without causing an event of default under such facility.

On October 29, 2003, the Company amended its Senior Secured Credit Facility to provide for the refinancing of its Term A Facility and Term B Facility under a new Term Loan B-1 facility (the "Term B-1 Facility") with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal as follows (in thousands):

                     Year Ending December 31,                     Amount Due
                     ------------------------                     ----------
                             2004                                 $    6,500
                             2005                                      6,500
                             2006                                      6,500
                             2007                                      6,500
                             2008                                      6,500
                             2009                                    158,031
                             2010                                    459,469
                                                                  ----------
                                                                  $  650,000
                                                                  ==========

As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. Fees charged by the lenders for this amendment will be capitalized as debt issuance costs and amortized over the revised term of the Term B-1 Facility, along with previously capitalized debt issuance costs related to the Term A Facility and the Term B Facility.

PanAmSat is required to maintain certain financial covenants and is also subject to restrictive covenants under the Company's borrowings. As of September 30, 2003, the Company was in compliance with all such covenants. The October 29, 2003 amendment adjusted certain operating covenants under the Senior Secured Credit Facility to provide greater operational flexibility to the Company.

In accordance with the agreement governing the Senior Secured Credit Facility, the Company entered into an interest rate hedge agreement on $100.0 million of its Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. This interest rate hedge is designated as a cash flow hedge. During the nine months ended September 30, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. The fair value of the outstanding interest-rate hedge agreement as of September 30, 2003, based upon quoted market prices from the counter party, reflected a hedge liability of approximately $2.8 million. In conjunction with the October 29, 2003 amendment, described above, the terms of this interest rate hedge were unchanged and the hedge continues on the Term B-1 Facility. In addition, the Company will no longer be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility upon expiration of the current agreement on August 30, 2005.

As of September 30, 2003, the Company had outstanding $800 million Senior Notes due in 2012 with a stated interest rate of 8.5%. The Company also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due
2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

Obligations under the Senior Notes are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. All subsidiary guarantors, individually and in the aggregate, represent less than 1% of the Company's consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all subsidiaries of the Company, other than the subsidiary guarantors, are minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for the Company and its subsidiaries within the notes to the Company's consolidating financial statements is not presented.

Net cash provided by operating activities decreased $67.7 million, or 17 percent, to $327.7 million for the nine months ended September 30, 2003, from $395.4 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in non-cash changes of $45.9 million and an increase in cash used within accounts payable and accrued liabilities of $48.6 million. These decreases to cash provided by operating activities were partially offset by an increase in net income of $20.7 million and a change in prepaid expenses and other assets of $19.1 million. The increase in cash used within accounts payable and accrued liabilities is primarily due to timing of vendor payments and a $29.4 million increase in accrued interest payable largely related to the $800 million Senior Notes issued in 2002. The change in cash provided from prepaid expenses and other assets is primarily attributable to decreases in prepaid insurance and long-term receivables.

Net cash used in investing activities was $58.5 million for the nine months ended September 30, 2003, compared to $140.8 million for the nine months ended September 30, 2002. The decrease in the cash used was primarily due to a decrease in capital expenditures of $172.9 million and a $140.1 million change in investments as a result of the sale of $44.4 million of investments during 2003 and the purchase of $95.7 million of investments during 2002. These decreases were partially offset by the receipt of $215.0 million of proceeds from the PAS-7 insurance claim during 2002.

Net cash used in financing activities increased to $556.9 million for the nine months ended September 30, 2003, from $18.5 million for the nine months ended September 30, 2002. The increase in cash used of $538.4 million is primarily attributable to the repayment of $550 million of debt during 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. The Company has satellites under various stages of development, for which the Company has budgeted capital expenditures. PanAmSat currently expects to spend approximately $105 million to $120 million on capital expenditures during 2003, which will primarily be comprised of costs to construct, insure and launch satellites.

PanAmSat currently operates seven Boeing model 601 HP spacecraft ("BSS 601 HP"). In addition, PanAmSat has recently launched Galaxy 13, a BSS 601 HP satellite undergoing final in-orbit testing which is not yet in operation (See Note 4 "Satellite Deployment Plans" to the consolidated financial statements). The BSS 601 HP spacecraft uses a xenon ion propulsion system ("XIPS"), an electrical propulsion system that maintains the satellite's in-orbit position, as its primary propulsion system. There are two separate XIPS on each spacecraft, each one of which is capable of maintaining the satellite in its position. The spacecraft also has a completely independent bi-propellant propulsion system as a back up to the XIPS system. Certain of these spacecraft have experienced various problems associated with XIPS. Three of the Company's BSS 601 HP spacecraft have experienced failures of both XIPS.

From our experience, failure of both of the XIPS on a BSS 601 HP does not result in an immediate failure or customer service disruption but results in a reduction of the useful life of the satellite. Following a failure of both XIPS, the determination of the remaining useful life of the satellite is based upon the available bi-propellant fuel on board and available operational actions. Two of the Company's BSS 601 HPs, PAS-5 and Galaxy 8-i, have no book value and are no longer in primary customer service. Recently, the secondary XIPS on the Galaxy 4R and PAS-6B satellites ceased working (See "Satellite Operational Developments" below). The other three BSS 601 HPs that we operate continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For these remaining three satellites, the available bi-propellant life ranges from at least 3.6 years to as much as 7.4 years.

Certain insurance polices on BSS 601 HPs exclude coverage for XIPS failures. We believe that renewal policies may similarly exclude coverage for XIPS failures.

It has been our experience that XIPS failures do not result in a loss of revenues during the revised remaining useful life of the satellite, but may result in impairment charges, accelerations of future depreciation and planned capital expenditures and reductions of backlog. If the Company determines to replace a satellite experiencing a failure of both XIPS, the capital expenditures would not be required until approximately two to three years before the satellite's revised end of life.

Reference is made to "Item 1. Business - Overview - Our Business Strategy"; "Our Satellite Network and Ground Infrastructure"; and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Satellite Deployment Plan and Planned Satellites" in the Form 10-K for a detailed description of the Company's satellite network and its satellite deployment plan.

The Company expects to launch up to two more satellites by the end of 2005 for United States coverage. We are currently scheduled to launch one of these additional satellites to replace Galaxy 5 at 125 degrees west longitude prior to the end of its useful life in 2005. The other additional satellite is scheduled to replace Galaxy 1R at 133 degrees west longitude prior to the end of its useful life at the end of 2005. This satellite will include an additional L-band payload (See "Commitments and Contingencies" below).

As a result of the termination of the Galaxy 8-iR satellite construction contract, as of September 30, 2003, we had a receivable due from the satellite manufacturer of $69.5 million. Based upon the terms of our agreement with the manufacturer, this receivable is scheduled to be paid in full in December 2003. In addition, we have agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite. The Company expects to use this launch in early 2006 to replace the Galaxy 4R satellite (See "Satellite Operational Developments" below).

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

SATELLITE OPERATIONAL DEVELOPMENTS

At the end of June 2003, the secondary XIPS on PanAmSat's Galaxy 4R satellite ceased working. This problem has not affected service to any of our customers. The primary XIPS on this satellite had previously ceased working. The satellite is operating as designed on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from the date of this anomaly. This satellite, as well as other satellites, are backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable.

On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Galaxy 4R spacecraft, in the amount of $169 million, subject to salvage. As of September 30, 2003, we had reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We proportionately offset the proceeds from this settlement against the insured carrying value of the satellite and the net investment in sales-type lease. We received these proceeds during the fourth quarter of 2003. In October 2003, the Company commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim.

We cannot assure you that we will be successful in these proceedings or, if successful, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

The Company began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, the Company recorded additional depreciation expense of $6.5 million in the third quarter of 2003. Once a settlement is reached with the final insurance provider, the Company anticipates that future depreciation on Galaxy 4R will be approximately equal to the monthly depreciation on this satellite before the anomaly occurred.

On July 9, 2003, the secondary XIPS on PanAmSat's PAS-6B satellite ceased working. The primary XIPS on this satellite had previously ceased working. The satellite is operating as designed on its backup bi-propellant system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from the date of this anomaly. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, the Company reduced its total backlog by approximately $360 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

We have determined that PAS-6B's net book value is fully recoverable. The Company began accelerating depreciation on this satellite beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, the Company recorded additional depreciation expense of $2.7 million in the third quarter of 2003.

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

PanAmSat evaluates the carrying value of its goodwill in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with the Company's goodwill impairment assessments, the Company utilizes an independent valuation expert to assist the Company in assessing the fair value of its reporting unit using discounted cash flows and other valuation techniques. Changes in estimates utilized in this valuation, including estimates of future cash flows, could result in a write-down of the asset in a future period. The amount of any impairment loss resulting from the annual impairment test could be material to PanAmSat's results of operations.

COMMITMENTS AND CONTINGENCIES

As of September 30, 2003, we had approximately $27.6 million of expenditures remaining under existing satellite construction contracts and $54.3 million remaining under existing satellite launch contracts. The commitments related to satellite construction and launch contracts are net of approximately $8.4 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2003, the Company did not have any commitments related to existing launch or in-orbit insurance contracts for satellites to be launched, including insurance commitments related to Galaxy 13, which were paid in full as of September 30, 2003.

In October 2003, the Company amended its launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. We currently have remaining commitments in relation to these contracts of approximately $18 million. The Company has entered into an agreement with a customer for the sale and use of this L-band payload.

In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/Loral, which would replace the Company's Galaxy 4R satellite and would be known as Galaxy 16. The Company is currently negotiating definitive terms for its acquisition of this satellite. While the Company has made no commitment to any launch provider for the launch of this satellite, the Company does have launch services already under contract which could be used for this satellite.

On February 19, 2003, the Company filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We have not determined when these satellites will be replaced or supplemented but do not currently expect to begin construction on these satellites before the second half of 2004. The insurance policies for Galaxy 11 and PAS-1R are in the amounts of approximately $289 million and $345 million, respectively, and both include a salvage provision for the Company to share 10% of future revenues from these satellites with the insurers if the respective proof of loss is accepted. We cannot assure you that these proofs of loss will be accepted by the insurers or, if accepted, how much we will receive. The Company is working with the satellite manufacturer to determine the long-term implications to the satellites of this degradation and will continue to assess the operational impact. At this time, based upon all information currently available to the Company, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, the Company currently expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time. The Company also currently believes that the net book values of these satellites are fully recoverable and does not expect a material impact on 2003 revenues as a result of the difficulties with these two satellites.

On July 31, 2003, the Company filed a proof of loss under the insurance policy for its Galaxy 4R spacecraft, in the amount of $169 million, subject to salvage. As of September 30, 2003, we had reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We received these proceeds during the fourth quarter of 2003. In October 2003, the Company commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim (See Note 14 "Satellite Operational Developments").

The availability and use of any proceeds from the Galaxy 11, PAS-1R, and Galaxy 4R insurance claims are restricted by the agreements governing our debt obligations.

Excluding Galaxy 13, which was launched on October 1, 2003, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.3 billion as of September 30, 2003. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.6 billion. We have 14 uninsured satellites in orbit, which includes five satellites for which the Company elected not to purchase insurance policies in May 2003 upon the expiration of the existing policies. The uninsured satellites are: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 8-i, which is fully depreciated and continues to operate in an inclined orbit; Galaxy 9 and Galaxy 11, for which the Company determined that insurance was not available on commercially reasonable terms; HGS-3 which has a net book value of $0.7 million as of September 30, 2003; and HGS-5 and Leasat which have no book value. The Company's Galaxy 12 satellite serves as an in-orbit backup for all or portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 9, Galaxy 10R and Galaxy 11.

Of the insured satellites, as of September 30, 2003, six were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the insurer as the most likely to fail and which have a lower coverage amount than the carrying value of the satellite's insurable costs ("Significant Exclusion Policies"). These exclusions, we believe, substantially reduce the likelihood of a recovery in the event of a loss. Three of these satellites, PAS-2, PAS-3R and PAS-9, have redundancies available for the systems as to which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fourth such satellite, PAS-6B is currently operating on its backup bi-propellant propulsion system (See "Satellite Operational Developments" above). The fifth such satellite, PAS-8, has an excluded component that we believe is unlikely to fail in the near future. The sixth such satellite, Galaxy 4R, for which a proof of loss has been filed (as described above), has a remaining policy covering $20.9 million of investments in sales-type leases that is subject to a component exclusion.

At September 30, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.3 billion. Of this amount, $625 million related to uninsured satellites and $645 million related to satellites insured by Significant Exclusion Policies.

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

BACKLOG RISK

Future contractual cash payments expected from customers (backlog) aggregated approximately $4.8 billion as of September 30, 2003, including approximately $1.0 billion related to satellites to be launched. Included in the total backlog of $4.8 billion is $281.8 million of backlog that may be terminated pursuant to certain contractual termination rights. During the third quarter of 2003, the Company reduced its backlog on its PAS-6B satellite by approximately $360 million due to the XIPS related anomaly. (See "Satellite Operational Developments" above).

Due to events in the telecommunications industry and general economic conditions in certain parts of the world, we have reviewed our backlog for our top 25 customers to identify risks to our business related to these events and conditions. Of our $4.8 billion backlog as of September 30, 2003, approximately $3.6 billion, or 74%, related to our top 25 customers. Having conducted both quantitative and qualitative analyses, we concluded that five of our top 25 customers, including our largest customer, DIRECTV Latin America, have a risk of future non-performance of their contractual obligations to us. These five customers are meeting substantially all of their obligations at the present time and are paying in a manner consistent with past experience. They represented approximately $930 million of our backlog as of September 30, 2003. In March 2003, DIRECTV Latin America filed a voluntary petition for a restructuring under Chapter 11 of the U.S. bankruptcy code. At September 30, 2003, DIRECTV Latin America represented approximately $563 million, or 12% of our total backlog, and $14.8 million of our expected revenues for the fourth quarter of 2003. The smallest of these five customers represented approximately $40 million, or 0.8% of our total backlog, and $1.0 million of our expected revenues for the fourth quarter of 2003. If DIRECTV Latin America, one of the other larger affected customers, or a group of these customers becomes unable to perform some or all of their obligations to us, it could have a material adverse effect on our financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires the consolidation of a variable interest entity ("VIE") where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. In October 2003, the FASB deferred the effective date for the consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. PanAmSat adopted FIN 46 as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. The adoption of FIN 46 had no impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The adoption of EITF Issue No. 00-21 on July 1, 2003 had no impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of September 30, 2003, the Company's only derivative financial instrument is an interest rate hedge that was entered into in accordance with the agreement governing the Senior Secured Credit Facility (See "Financial Condition" above). The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

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

The Company determines the impact of changes in interest rates on the fair value of its financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of September 30, 2003 for these financial instruments. The Company uses separate methodologies to determine the impact of these hypothetical changes on its sales-type leases, fixed rate public debt and variable rate debt as follows:

    - For the Company's sales-type leases, a discount rate based on a 10-year bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

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

A potential limitation of the respective models is in the assumptions utilized in the models including the hypothetical adverse fluctuation rate and the discount rate. The Company believes that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

The Company has not experienced any material changes in interest rate exposures during the three months ended September 30, 2003. Based upon economic conditions and leading market indicators at September 30, 2003, the Company does not foresee a significant adverse change in interest rates in the near future. As a result, the Company's strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to PanAmSat's outstanding fixed-rate debt and fixed-rate net investments in sales-type lease receivable balances would be approximately $51.9 million and $3.2 million, respectively, as of September 30, 2003. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on PanAmSat's floating rate debt outstanding at September 30, 2003 would be a reduction in cash flows of approximately $2.4 million and a reduction in net income of approximately $1.3 million.

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

Conclusions Regarding Disclosure Controls. Based upon the required evaluation of Disclosure Controls as of September 30, 2003, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes to Internal Controls over Financial Reporting. In accordance with the SEC's requirements, the CEO and the CFO note that, during the quarter ended September 30, 2003, there have been no significant changes in the Company's Internal Controls over Financial Reporting or in other factors that have materially affected or are reasonably likely to materially affect the Company's Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              PANAMSAT CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company previously reported on a proposed class action complaint on behalf of certain holders of the Company's common stock filed in the Court of Chancery in the State of Delaware against Hughes Electronics and each of the members of the Board of Directors of the Company. The suit alleged that the settlement between Hughes Electronics, GM and EchoStar Communications Corporation ("EchoStar") of all claims related to the termination of the proposed merger between EchoStar and Hughes violated alleged fiduciary duties. On July 10, 2003, the Court of Chancery in the State of Delaware granted defendants' motions to dismiss all claims with prejudice and denied plaintiffs' motion for leave to amend the complaint. On August 4, 2003, the plaintiff filed a notice of appeal to the Supreme Court of the State of Delaware in relation to the opinion and order of the Court of Chancery in the State of Delaware. On October 27, 2003, defendants filed a brief in response to plaintiffs' appeal. The Company believes that, unless the appeal is successful, the July 10, 2003 ruling will effectively conclude this suit.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matters described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    10.78.2    Amendment No. 2, dated as of October 29, 2003, to the
                  Credit Agreement dated as of February 25, 2002, between
                  PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit
                  Suisse First Boston, as Administrative Agent.

       31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

       31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

       32.1       Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

       32.2       Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

(b) Reports on Form 8-K.

    On July 14, 2003, we filed a Current Report on Form 8-K, Item 9, updating current information provided with respect to our Boeing model 601 HP satellites.

    On July 15, 2003, we filed a Current Report on Form 8-K, Item 9 (information provided under Item 12 Results of Operation and Financial Condition), announcing certain financial results for the second quarter and six months ended June 30, 2003 and updating certain financial guidance for the year 2003.

    On August 8, 2003, we filed a Current Report on Form 8-K, Item 9, revising certain of the Company's financial guidance for third quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    PanAmSat Corporation

    November 6, 2003                              /s/ Michael J. Inglese
                                                  -----------------------------
                                                  Michael J. Inglese
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  and a Duly Authorized
                                                  Officer of the Company