Form 10-K
period 2003-12-31
PANAMSAT CORP /NEW/
filed 2004-03-15
CIK 1037388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-22531

PanAmSat Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4607698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Westport Road, Wilton, Connecticut 06897

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(203) 210-8000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 8, 2004, the registrant had outstanding 150,192,418 shares of Common Stock. On June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $537,576,869.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of PanAmSat Corporation, a Delaware corporation, scheduled to be held on May 28, 2004 (to be filed not later than 120 days after the end of our fiscal year) is incorporated by reference into Part III hereof. Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms “we”, “our”, the “company” and “PanAmSat” refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K contains certain forward-looking information under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks of satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance, (ii) risks that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to our contracted backlog for future services, (ix) risks associated with our indebtedness, (x) risks related to control by our majority stockholder, and (xi) litigation. Such risk factors are more fully described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution that the foregoing list of important factors is not exclusive. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the our control.

WEBSITE ACCESS TO COMPANY’S REPORTS

      PanAmSat’s Internet website address is WWW.PANAMSAT.COM. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

PART I

Item 1.	Business

Overview

      We are a leading global provider of video, broadcasting and network distribution and delivery services through our fleet of 25 satellites. We lease transponder capacity on our satellites for the distribution and delivery of entertainment and information to cable television systems, television broadcast affiliates, direct-to-home (“DTH”), television services, Internet service providers (“ISP”), telecommunications companies and other corporations and governments. Our customers include some of the world’s leading media and communications companies, such as Time Warner, Inc. (which includes Home Box Office and Turner Broadcasting System), the BBC, The News Corporation Limited (which includes the Fox family of channels) (“News Corporation”), Sony, Viacom (which includes MTV and Nickelodeon), and The Walt Disney Company (which includes ABC and ESPN). News Corporation owns a 34% interest in our parent company, Hughes Electronics Corporation (“Hughes Electronics”). We operate in the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations and substantial revenue backlog.

      We currently have 25 satellites in orbit, including five in-orbit backups. Our in-orbit fleet is one of the world’s largest commercial geostationary earth orbit (“GEO”) satellite networks, capable of reaching over 98% of the world’s population. We are one of only a few companies worldwide capable of servicing a global footprint through a fleet of owned satellites. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We have eight technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

Background

      We are a market leader in the fixed satellite services (“FSS”) industry. FSS operators use satellites that are located in designated GEO slots 22,300 miles above the equator. The position of these satellites makes them appear to be at a fixed point above the earth. Receiving antennas, once pointed at a fixed satellite, need not be moved.

      GEO slots are points on the GEO arc where satellites are permitted to operate. The number of orbital slots is limited. The right to use a GEO slot must be authorized under national and international regulatory regimes for the frequency bands in which a satellite will operate, and satellites operating in the same frequency bands must be sufficiently far apart to avoid interference with one another. Certain slots may not provide coverage over an entire market. Other slots may not be available for all of the frequency bands needed to make the slot commercially viable. Satellites operating at adjacent GEO slots at similar frequencies are generally separated by two or more degrees. Most of the GEO slots are either currently in use or already subject to filings for use. Once the particular frequencies at a GEO slot have been licensed and coordinated, the use is protected against interference from other operations at the same or adjacent slots.

      The most important aspect of a GEO satellite is its ability to provide equally accessible coverage of a very large geographic area at once, in certain circumstances up to an entire hemisphere. Any antenna on the ground inside the satellite coverage area, or footprint, can receive the same transmission, and can be installed for the same incremental cost. GEO satellites receive radio communications from one or more origination points and distribute them to a single point or multiple receivers within the transmission range of the satellites’ beams.

      GEO satellites are well suited for connecting a number of locations that cannot otherwise be connected efficiently. Because the cost of satellite services does not increase with distance or the number of receivers, GEO satellites are used for:

•	The distribution of television and radio signals to cable television operators, television network affiliates, local radio stations and other redistribution systems

•	DTH transmissions of video and audio programming

•	Data networking services, which include voice, data and video transmissions within private networks

•	Internet access and content distribution, including connecting international ISPs to the U.S. Internet backbone where there is a lack of terrestrial fiber, and distributing Internet protocol content in a point-to-multipoint manner

•	International and domestic telecommunications services, complementing fiber optic and coaxial cable backbone networks

      Once a satellite is in commercial service at a GEO slot, FSS operators generally lease capacity, or transponders, on the satellite to customers, including video programmers, telecommunications companies and ISPs. The most common frequency bands available for lease on GEO satellites are as follows:

•	C-band. These frequencies have traditionally been used for video broadcasting and data and voice communications. C-band frequencies have longer wavelengths and therefore are less susceptible to terrestrial and atmospheric interference but require large antennas, typically three to six meters in diameter, to transmit and receive signals.

•	Ku-band. These frequencies have shorter wavelengths and require more powerful transponders, thereby allowing customers to use smaller antennas, 60 to 180 centimeters in diameter. Ku-band has been used for such services as DTH broadcasting, video distribution and private data networks.

•	Ka-band. These frequencies have the shortest wavelength of the three principal commercial fixed satellite bands. Ka-band frequencies are not currently widely utilized. While Ka-band allows for very small antennas, it requires high-power beams to be concentrated on smaller geographical areas. New applications, such as certain types of two-way communications, are being developed for these frequencies.

Recent Events

      On December 22, 2003, Hughes Electronics, General Motors Corporation (“GM”) and News Corporation announced the completion of a series of transactions whereby News Corporation indirectly acquired 34% of the common stock of Hughes Electronics. Upon completion of these transactions, News Corporation transferred its interest in Hughes Electronics to its 82% owned subsidiary, Fox Entertainment Group, Inc. (“Fox Entertainment”). News Corporation accounted for approximately 11% of our revenues in 2003. Hughes Electronics accounted for approximately 16%, 20% and 19% of our revenues in 2003, 2002 and 2001, respectively. In February 2004, Hughes Electronics announced its intent to focus on the direct-to-home satellite businesses and that it has begun to evaluate how we fit into that strategic vision. Hughes Electronics subsequently advised us that it is considering strategic initiatives with regard to its ownership interest in our company.

      Jack A. Shaw and Michael J. Gaines resigned from our Board of Directors effective December 22, 2003, and January 16, 2004, respectively. On December 22, 2003, the Board of Directors designated Chase G. Carey to fill a vacant position on our Board and chose him as its chairman. On January 30, 2004, the Board of Directors designated Bruce B. Churchill and Patrick T. Doyle to fill the remaining vacant positions on our Board.

Our Services

      We derive our revenue primarily from our video and network services. For the years ended December 31, 2003, 2002 and 2001, we derived our revenues from the following service areas:

	Percentage of	Percentage of	Percentage of
Services	2003 Revenues	2002 Revenues	2001 Revenues

Video services	60%	66%	68%
Network services	25	24	24
Government services	9	3	2
Other services	6	7	6

Total	100%	100%	100%

Video Services

      We provide satellite services for the transmission of entertainment, news, sports and educational programming for over 300 content providers worldwide. Our video services are comprised of four categories:

•	Video distribution services — the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems

•	DTH television services — the transmission of multiple television channels for household reception

•	Full-time contribution services — satellite transmission services for the full-time transmission of news, sports and entertainment segments to network affiliates or broadcast centers around the world

•	Occasional use services — short-term satellite services that we provide to broadcasters when they need on-the-scene coverage of sporting events and breaking news

      Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. We generally provide video distribution services under long-term contracts for full or partial transponder usage. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, uplinking and downlinking services to and from our satellites and teleport facilities. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us, both on our satellites in orbit and those planned for launch in the future.

      We deliver television programming to virtually all cable systems in the United States. We also operate satellites for the distribution of television programming to cable and other redistribution systems in Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. To attract and retain high quality customers, we have created “cable neighborhoods” in which popular television channels act as the “anchor tenants” on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because these companies already have their antennas pointed toward these “cable neighborhoods,” our experience has been that other programmers also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenue. Of our 25 satellites in orbit, 11 are part of cable neighborhoods around the world, with six serving the U.S., two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

      To capitalize further on our cable neighborhood concept, in November 2000, we introduced our “Power of Five” program. Under this program, over 11,000 qualified cable head-ends in the United States are eligible to receive or have received free equipment. This equipment enables access to five Galaxy satellites in the U.S. cable neighborhood using just two antennas. The program expands our U.S. cable neighborhood to include Galaxy 3C and Galaxy 13/ Horizons 1. A cable “head-end” is a location which receives satellite transmissions and distributes them to local subscribers. Under this program we provide participating cable operators with the required equipment free of charge, which they are required to use exclusively to receive our satellite signals. Partly as a result of this program, as of December 31, 2003, cable operators representing nearly 100% of the cable subscribers in the U.S. were able to access three of these satellites and 70% of such cable operators were able to access the other two satellites.

      DTH Services. Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that focus high power transmissions over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer’s home from our satellites. Digital transmissions over DTH platforms offer television viewers superior picture and sound quality and increased channel capacity for programming and pay-per-view options. Our global system transmits more than 750 DTH television and audio channels worldwide for eight DTH service providers through long-term contracts. Because their subscribers have their receiving equipment pointed at our satellites, the cost for a DTH service provider to switch to a different satellite would be significant.

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

      Occasional Use Services. We provide broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. We conducted approximately 110,000, 130,000 and 100,000 hours of total special events transmissions in 2003, 2002 and 2001, respectively. For example, we delivered over 23,500 hours of live coverage for the 2002 FIFA World Cup soccer games for over 400 customers. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, who package domestic U.S. transponder capacity for their broadcast, business, educational and government customers.

      Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not typically reflected in our contracted backlog.

      Video Service Customers. The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

Video Distribution Services	DTH Services	Full-time Contribution Services

China Central Television
Doordarshan (India)
News Corporation (Fox
  family of Channels)
NHK (Japan)
Sony
Starz
Viacom (including MTV and
  Nickelodeon)
The Walt Disney Company

  (including ABC
  and ESPN)
Time Warner, Inc.

  (including HBO and
  Turner Broadcasting
System)	DIRECTV Latin America
  MultiChoice (South Africa)
  Sky Brazil
  Sky Mexico
  Sky Multicountry Partners
  South African Broadcasting
     Corp.
  Television and Radio
     Broadcasting Services
     (Australia)
  Television Broadcasting
	Limited (Australia)	Australian Broadcasting Corporation CBS CNN NHK (Japan)

Network Services

      Through our network services, we provide satellite services for relaying voice, video and data communications throughout regions and around the world. We currently provide network services to telecommunications carriers, multinational corporations, network service providers, and governments in over 90 countries. Our network services fall into three categories:

•	Private business network services — satellite capacity provided for secure, high speed corporate data networks used in a variety of business functions

•	Internet services — satellite capacity provided to ISPs for improved high data rate Internet connections and point-to-multipoint content distribution

•	Carrier services — satellite capacity provided to telecommunications carriers for voice, video or data communications networks for businesses and other users

      Private Business Networks. We provide satellite services to companies that furnish networks for end users in the United States, Latin America, Europe, Africa and Asia. We also provide capacity directly to owners-operators of networks. These rooftop-to-rooftop VSAT (very small aperture terminal) networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information.

      A VSAT network consists of many VSAT remote sites, a central hub with a large antenna, which enables the connection of all VSATs in the network, and satellite transponder capacity. Our teleports have the capability of serving as the central hub for our customers’ VSATs. We expect growth in the use of VSATs to continue, particularly in less developed countries, as more businesses realize the benefits of communicating by a VSAT network, principally due to the following benefits of VSATs:

•	High quality and dedicated transmission availability

•	The capability of transmitting extremely large data flows

•	Fixed transmission costs, insensitive to distance or the number of receiving stations

•	The ability to rapidly and cost-effectively deploy VSAT networks in geographically isolated regions

      Internet Services. We provide satellite services for the full-time delivery of Internet traffic around the world. Our satellite Internet services enable our customers to improve the quality of their Internet packet delivery, including audio and video, by bypassing shared and congested terrestrial links and to reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. Our Internet customers deliver content for direct-to-consumer Internet applications, entertainment content providers, ISPs, educational organizations and telecommunications companies. We see growth opportunities for our Internet services, particularly in markets without sufficient fiber connectivity.

      As part of our Internet services, we offer a bundled broadband satellite Internet connection package to ISP and corporate enterprise customers that we call SPOTbytes. The complete SPOTbytes service includes satellite capacity, teleport transmission, direct connectivity to tier one Internet backbone providers, and dedicated operations support. SPOTbytes is available as a two-way platform or a one-way platform that utilizes a terrestrial link to provide return path connectivity.

      Carrier Services. We provide satellite services to eight telecommunications carriers in six countries to provide voice, video and data communications networks for businesses, governments and other users. Our satellites, which facilitate high volume information transmission and the ability to use VSATs on the ground, have enabled carriers in emerging countries to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, we offer value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks. We currently do not expect carrier services to be a material part of our business, but we will continue to provide quality service to existing and potential customers.

      Network Services Customers. Some of the customers for and users of our network services include Associated Press, General Communications Inc., Hughes Network Systems, Microspace, Reuters and Telstra.

Government Services

      We provide global satellite and related telecommunications services to the Federal government, international government entities and their contractors through our wholly owned subsidiary, formerly a division of ours, G2 Satellite Solutions Corporation (“G2”), based in Washington, D.C. We created G2 in 2003 to focus exclusively on the service, operational and contractual requirements of Federal, state and local government agencies, the U.S. Department of Defense, foreign military organizations, and other governmental systems integrators and end users.

      G2 is the combination of three organizations: our former government sales and service operation; Hughes Global Services, Inc., a provider of satellite and related services to government users, which we acquired from Hughes Electronics in March 2003; and Esatel Communications, Inc., a telecommunications provider to the Federal government, which we acquired in August 2003.

      G2 is a “one-stop-shopping” resource for government customers to obtain satellite bandwidth, ground terminals and related services, either as stand-alone components or as a complete, end-to-end service offering. G2 offers transponder capacity on our satellites as well as other mobile and fixed satellite systems. In addition, G2 provides expertise on the business issues, such as landing rights, terminal licensing and international installation, operation and support, that can affect the operation of satellite-based communications networks.

      G2 serves three customer groups:

•	Federal agencies and organizations. Through its Indefinite Delivery/ Indefinite Quantity Government Wide Acquisition Contract with the General Services Administration (GSA), G2 offers Federal government customers a flexible and streamlined procurement vehicle to request and purchase G2 products and services for military, civil and homeland security applications.

•	The U.S. Department of Defense. G2 provides satellite and related telecommunications services to the Defense Information Systems Agency (DISA), its prime contractors for commercial satellite communications and the four U.S. uniformed military branches. G2 supports a variety of military applications, from distance learning to communications support for unmanned aerial vehicles.

•	Prime contractors and systems integrators managing major government contracts. G2 provides satellite services and equipment that can address a specific government procurement or support a communications function within a larger program effort.

      G2 currently serves more than 100 military and government agencies and contractors, including the Army Corps of Engineers, Boeing, the Federal Aviation Administration, the Federal Bureau of Investigation, NASA, Raytheon, the Transportation Security Administration and the U.S. Air Force, Army, Navy, and Marines Corps.

TT&C and Other Services

      In addition to the telemetry, tracking and control (“TT&C”) services we provide for many of our satellites, we also provide TT&C services for satellites owned by other satellite operators. Our personnel maintain the proper orbital location and attitude of the satellite, monitor on-board housekeeping systems, adjust transponder levels and remotely bring backup systems on-line in the event of a subsystem failure. The necessary TT&C satellite commands are initiated from our operations control center in Long Beach, California.

      Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers based upon agreed terms.

Our Strengths

      Our business is characterized by the following key strengths:

Market leading network infrastructure

      With 25 satellites in orbit as of March 1, 2004 and over 1,000 36 MHz equivalent transponders, we have one of the world’s largest commercial GEO satellite networks. We are one of only a few companies worldwide with a global footprint, capable of reaching over 98% of the world’s population. Our global reach and our ability to offer bundled services allow us to provide worldwide distribution and delivery services, which reduces our customers’ reliance on a combination of different distribution networks, which can cause data loss or service interruptions and may involve logistical difficulties.

      To complement our satellites, we have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. Our ground infrastructure includes a technically advanced customer service center and teleport located in Ellenwood, Georgia, which provides customers around the world with a single point of contact for technical support. This facility is staffed with professionals 24 hours a day, seven days a week. In addition, we operate five other teleports in the United States, certain of which provide TT&C services, and a satellite operations control center in Long Beach, California, which is responsible for monitoring and maintaining the health and safety of our satellites. Outside the United States, we lease TT&C services from third-party providers.

      To complement our ground infrastructure, we purchased a fiber based terrestrial network in November 2003 which will allow us to extend the capabilities of our teleports to any location that is connectable to our teleports through that network and will provide customers with a seamless satellite/fiber network that will deliver video content to multiple locations in a highly secure manner with robust redundancy.

Substantial revenue backlog resulting from long-term contracts

      At December 31, 2003, we had a contracted backlog for future services of approximately $4.56 billion, of which we expect to realize approximately $725 million as revenue in 2004. Contracts for our video distribution services are typically long-term and may range up to the end of life of the satellite or extend beyond to a follow-on satellite.

      The terms of the contracts generally provide for significant fees to be paid by the customer in the case of cancellation. As a result of the long-term contracts we have entered into with many of our significant customers, particularly in video services, we have relatively predictable revenues and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contracted Backlog for Future Services.”

      Our contracted backlog as of December 31, 2003 included approximately $1.10 billion for future services on satellites to be launched, primarily from the domestic cable neighborhood replacement satellites.

Premier customer base and long-standing relationships

      Through our consistently superior customer service, we have built a premier customer base for our video and network services. Some of the customers for our video services with whom we have long-standing relationships include Time Warner Inc., Viacom, News Corporation and The Walt Disney Company. In addition, our DTH customers include DIRECTV Latin America, MultiChoice, Sky Brazil, Sky Mexico, Sky Multicountry, South African Broadcasting Corp. and Television Broadcasting Limited. Representative customers for our network services include Hughes Network Systems Inc., Telstra and WorldCom.

High barriers to entry

      There are a number of regulatory, economic and other barriers to entry in our industry that help to preserve our position as one of the leading satellite service providers. One of the most significant barriers to entry is the need to obtain operating rights to an orbital slot, a costly and time-consuming process. Most of the GEO slots are either currently in use or already subject to filings for use. Once the use of particular frequencies at an orbital slot has been licensed and coordinated, the use is protected against interference from other operations at the same or adjacent slots.

      Even with access to orbital slots, significant time and expense is necessary to build, launch and insure satellites. Total satellite construction and launch costs can amount to hundreds of millions of dollars, and it can take up to two years or more to prepare a satellite for launch. We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2003.

      We have established ourselves over time as one of the major transmission platforms to distribute video programming to cable systems, network affiliates, direct-to-home distribution platforms and other redistribution systems. We have been successful in creating “cable neighborhoods,” which are collections of popular channels that are transmitted on our satellites. These cable neighborhoods are powerful in maintaining customers and create high barriers to entry for new entrants because most of our customers’ ground infrastructures are specifically designed to receive information from our satellites, making their switching costs significant.

Our Business Strategy

      Our goal is to be the world’s leading provider of video, broadcasting and network distribution and delivery services through customer-driven, integrated, state-of-the-art satellite and terrestrial networks. This goal is based upon the expanded use of our satellite fleet, improved connectivity to our terrestrial network and a 24/7 customer support organization capable of serving distributors of video entertainment, operators of business networks, government agencies and other customers around the world.

      We plan to accomplish this goal through the following initiatives that we believe will deliver technologically superior services that in turn will improve revenue and profitability:

•	Continuing to increase the value of the U.S. video market by developing high margin customer-driven applications

•	Increasing sales to the U.S. and other governments

•	Using advanced IP-based applications to meet increasing demand

•	Launching service extensions

•	Selectively pursuing acquisitions

Continuing to increase the value of the U.S. video market by developing high margin customer-driven applications

      Continue to Capitalize on Our Cable Neighborhoods. Because of our ability to create cable neighborhoods with channels such as the HBO family of channels, the Fox family of channels, TBS, The Disney Channel, ESPN, MTV and Nickelodeon, we have been able to attract additional programmers to these satellites at relatively higher rates. These cable neighborhoods have been sustainable over multiple generations of satellites, and we plan to continue to develop and expand our cable neighborhoods both in the U.S. and elsewhere. We have also created cable neighborhoods in South America and the Asia-Pacific region. As U.S. cable operators build out their plant capacity, we have the opportunity to benefit as more channels, services and other data require satellite distribution to cable head-ends. As the number of channels grows so do the number of video distribution opportunities for us by creating greater demand for the our premium cable neighborhood satellites.

      Become a Leader in High-Definition Television Distribution. We believe HDTV demand will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. To take advantage of this opportunity, we have implemented a marketing program to make our newest satellite, Galaxy 13/ Horizons 1, an HDTV neighborhood and attract the newest and fastest growing cable television segment. As a result of our commitment to HDTV, as of December 31, 2003, we carried 8 new HDTV channels, six of which are on Galaxy 13/ Horizons 1. As part of our normal capital replacement program, we have taken the opportunity to build two additional, more powerful, “HD-ready”

satellites that will be deployed before the end of 2005. In addition to Galaxy 13/ Horizons 1, when launched, Galaxy 14 and Galaxy 15 will be our next-generation cable neighborhood satellites that will be more powerful than their predecessors for better delivery of HDTV programming.

      Expand DTH Services. We believe that greater demand for satellite capacity will be required from U.S. DTH providers as a result of the following:

•	Increased HDTV demand

•	Increased local programming

•	Increased demand for ethnic programming

      These three applications will consume bandwidth that will cause satellite DTH operators to rely more heavily on FSS services as the limits of available direct broadcast satellite spectrum in the United States are reached. Certain U.S. direct broadcast satellite operators have already begun to acquire additional spectrum, particularly in the Ku-band and Ka-band. We believe we are strategically positioned to meet these needs with our existing Ku-band capacity in the U.S.

      Maintain Market-Leading Position in Traditional Cable Services. Many of the nation’s largest cable systems have made significant investments in plant upgrades. These systems will be capable of carrying increasingly greater volumes of video programming in a multitude of formats designed to generate additional revenues for cable operators. We expect this increased plant capacity to be filled primarily with additional linear channels, HDTV programming, interactive programming and other materials that are distributed via satellite to cable head-ends.

      We believe that the point to multipoint requirements of video programmers will continue to make satellites the best, if not only, choice for distribution of this type of content for the foreseeable future. We believe that the market for video distribution will continue to grow as more channels are offered and a greater variety of formats are used. This benefits us as the switchover from standard analog and enhanced digital video programming will take several years or longer. This means that cable systems will likely carry multiple feeds of the same content for a substantial period of time: an analog feed for its basic subscribers, a digital feed of similar programming potentially time-shifted for premium subscribers and an HDTV feed of the same programming for HDTV subscribers. All three of these formats of the same program would likely require satellite distribution to cable head-ends.

      We also believe that video programmers will offer more services or variations of their content requiring distribution (video-on-demand, short-format, interactivity, streaming video, etc.). Our strategy is to continue to create application-specific solutions and technology that anticipate and support the unique needs of these customers.

      Integration of Satellite with Terrestrial Networks. We recognize that our satellite network represents a single component of a larger and more complex distribution network. Historically, in order for a customer to access any satellite, the customer would be required to either construct its own uplink capabilities or continually deliver content to a teleport facility for uplink to the spacecraft. Our recent acquisition of a managed fiber network provides our customers with access to our satellites from around the world, thereby integrating our satellite network with our customers’ terrestrial networks. We believe that this capability will continue to differentiate us from our competition and provide opportunities for the creation of new applications and revenue streams. In early 2004, we plan to begin marketing our bundled hybrid satellite-terrestrial offerings as well as our special event services, under the name PASPortSM. PASPortSM will be capable of presenting a broad, cost effective, flexible and reliable range of solutions to video customers.

      Additional Spectrum Available for Development. In addition to our existing orbital slots, through various filings with the U.S. and other nations, we have the right to develop additional satellites and applications in order to expand our network or develop applications for growing markets in the future. At this time, we have not committed any capital to these growth opportunities.

Increasing sales to the U.S. Government

      According to the United States Congressional Budget Office, the U.S. Government is the single largest user of commercial satellite bandwidth in the world and its bandwidth needs are projected to grow at an annual rate of 15% per year. We believe that the U.S. Government used more than $600 million in commercial fixed satellite services during 2002, excluding related value-added services. In 2002, our share of this market was less than $25 million. Historically, the government has relied on service providers that have demonstrated specialized skills to meet its needs including: (i) the ability to offer a full range of services, (ii) expert knowledge of federal acquisition regulations and various government agency procurement processes and (iii) security clearances and key contacts at proper levels of procurement agencies.

      In March 2003 we launched G2, which offers and develops a range of satellite and value-added services to support the global requirements of the U.S. government and its numerous agencies. G2’s mission is to aggressively market our transponders to the U.S. Government and assist in the migration from non-PanAmSat satellite capacity to our network. Most of the satellite bandwidth that has been commercially procured by the U.S. Government in recent years has been for military use abroad. This requirement fits well with our satellite network availability, as the most abundant availability is strategically located in areas of potential international importance.

      The G2 initiative to capture a larger share of the U.S. Government’s FSS spending has resulted in our acquiring greater capabilities to provide integrated, end-to-end services. G2 has acquired the ability to design, assemble and monitor complex wireless and wireline networks requiring the highest levels of security quickly and effectively. We believe that our video and data networking customers will continue to assemble larger and more complex networks, requiring more resources and support from its network vendors. We intend to leverage the skills acquired by G2 across our video and data networking customers, which we believe will further distinguish us from our competition at little to no additional cost.

     Using Advanced IP-based Applications to Meet Increasing Demand

      We believe that IP-based applications will continue to become more prevalent on a global basis and that the line between video and data will continue to blur as video programmers become more comfortable converting their content to IP format. In addition, we believe that satellite-based access to both the Internet and private networks will become common in most of the developing world, where we have significant satellite capacity available. As a result, we are committed to the development of specific applications that can be leveraged across many different types of customers. We believe that supporting advanced IP applications can lead to meaningful growth.

      Broadband Internet. Our SPOTbytes service provides corporations, ISPs and governments with the ability to obtain a clear broadband Internet connection anywhere in the world. Although well-developed markets like the United States and Europe have multiple competing wireline options for broadband connectivity, in lesser-developed markets wireline connection options are unavailable and are likely to remain so for the foreseeable future. As broadband or even basic Internet connectivity becomes more essential in day-to-day life and business in these developing markets, we believe that satellite-based Internet connectivity will continue to grow in these regions as the platform of choice due to its geographic flexibility, speed to market and lack of need for substantial capital spending versus wireline solutions.

      Similar to our U.S. Government strategy, we believe that the geographic areas which will have the greatest demand for IP-based services are likely to be international markets where we have our largest in-orbit capacity available for sale. The end result will be to increase utilization of our satellite fleet.

      VSAT Networks. We believe that our strong knowledge of VSAT platforms, coupled with the availability of our international satellite capacity, ideally positions us to offer VSAT services in developing regions, alone or in partnership with others. The objective of these efforts is to bundle high demand applications with available satellite capacity in developing regions, increasing our utilization of existing assets and increasing our value to important data networking customers. By establishing satellite networks in these areas, we reduce demand for wired networks, thereby positioning us for future sales.

     Launching Service Extensions

      We have made substantial investments in our satellite and terrestrial networks and facilities. We continue to strive to maximize the output of these assets in innovative ways. Examples of asset maximizing activities undertaken recently include:

•	Consulting Services: In overseeing the construction and launch of dozens of our satellites, we have gained expertise in the management of satellite construction and launch programs which we market to third parties.

•	Shared Payloads: In certain circumstances, we can achieve economies of scale on launch and satellite construction costs by sharing satellite payloads among multiple parties.

•	Ground Networks: Provision of the global communications networks used immediately following the launch of a new satellite, as well as hosting TT&C and production equipment for third-party network operators.

     Selectively Pursuing Acquisitions

      There has been an increasing trend towards consolidation in the FSS industry, driven by customers’ demand for more robust distribution platforms with network redundancies and worldwide reach and by FSS operators’ desire to secure and improve their market access in key regions. We believe that certain acquisitions may be an important component of our growth strategy for the following reasons:

•	There remain too many small regional entrants in non-U.S. markets

•	The multitude of small to medium sized FSS providers has contributed to oversupply

•	Consolidation will rationalize supply

•	Scope and scale in the FSS business enables an operator to better meet the needs of major customers

•	Particularly in overlapping markets, there exists substantial opportunity for significant capital expenditure synergies as excess satellites are removed from business plans

•	Significant operating expense synergies

•	In non-overlapping markets, we can fill gaps in our global coverage

     Our Satellite Network and Ground Infrastructure

      We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2003, and we had approximately $84.7 million of expenditures remaining to be made under existing satellite construction and launch contracts at December 31, 2003. Our fleet currently consists of 25 satellites in orbit, including five in-orbit spares.

      Our ground facilities also play a critical role in providing quality service to our customers. We operate six teleports, a satellite operations control center and a customer service center, all of which are staffed 24 hours a day, seven days a week. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our teleports operate nearly 100 antennas and are equipped to provide, among other things, analog and digital transmission services, tape play-out and time delay services, monitoring, downlinking of Internet services, connectivity to terrestrial links and network operations services.

      Our 25 in-orbit satellites contain over 1,000 36 MHz equivalent transponders. At December 31, 2003, we were utilizing approximately 72% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

      Once a satellite is placed at its orbital location, ground stations control it until the end of its in-orbit lifetime. We generally provide TT&C services for our own satellites, as well as for satellites owned by other satellite operators. Third parties provide TT&C services for our satellites currently in orbit that our existing teleport networks cannot reach. At the end of a satellite’s useful life, the satellite is de-orbited in accordance with standard industry practice by using the on-board propulsion system to move it to a higher location above its normal orbiting position.

      Set forth below is a table containing certain basic information about our 25 satellites in orbit. Under Spacecraft Model, “BSS” indicates a Boeing model, “SSL” indicates a Space Systems/ Loral model and “ORB” indicates an Orbital Sciences model. The estimated end of useful life shown below is determined using the lower of the satellite’s design life and the estimated life of the satellite as determined by an engineering analysis. Under Position, “EL” indicates east longitude and “WL” indicates west longitude.

			Estimated		36 MHz	36 MHz
			End of		Equivalent	Equivalent
	Spacecraft	Launch	Useful		C-band	Ku-band
Satellite	Model	Date	Life	Position	Transponders	Transponders	Geographic Coverage

North America
Galaxy 1R	BSS 376	02/94	2005	133WL	24.0	—	North America
Galaxy 3C	BSS 702	06/02	2017	95WL	24.0	42.7	North America; Latin
							America; Caribbean
Galaxy 3R(1)	BSS 601	12/95	2004	111WL	24.0	24.0	North America
Galaxy 4R	BSS 601 HP	04/00	2007	99WL	24.0	24.0	North America
Galaxy 5	BSS 376	03/92	2004	125WL	24.0	—	North America
Galaxy 9(2)	BSS 376	06/96	2008	91WL	24.0	—	North America
Galaxy 10R	BSS 601 HP	01/00	2015	123WL	24.0	24.0	North America
Galaxy 11	BSS 702	12/99	2015	91WL	24.0	36.0	North America; Brazil
Galaxy 12(2)	ORB Star 2	4/03	2018	125WL	24.0	—	North America
Galaxy 13/ Horizons 1	BSS 601 HP	9/03	2018	127WL	24.0	24.0	North America
SBS 6	BSS 393	10/90	2007	74WL	—	22.7	Continental U.S.
HGS-5(3)	BSS 376	08/84	2005	125WL	—	11.9	Continental U.S.

Subtotal					240.0	209.3

Atlantic Ocean Region
PAS-1R	BSS 702	11/00	2016	45WL	36.0	36.0	Americas; Caribbean;
PAS-3R	BSS 601	01/96	2009	43WL	25.1	25.1	Americas; Caribbean;
PAS-6(4)	SSL FS 1300	08/97	2012	43WL	—	36.0	South America
PAS-6B	BSS 601 HP	12/98	2008	43WL	—	32.0	South America
PAS-9	BSS 601 HP	07/00	2015	58WL	24.0	24.0	Americas; Caribbean; Europe

Subtotal					85.1	153.1

Indian Ocean Region
PAS-4(1)	BSS 601	08/95	2010	72EL	25.1	24.6	Asia; Africa, Middle
							East; Europe
PAS-5	BSS 601 HP	08/97	2012	26EL	24.0	24.0	Asia; Africa; Middle East
PAS-7	SSL FS 1300	09/98	2013	68.5EL	14.0	30.0	Asia; Africa; Middle East
HGS-3	BSS 601	05/96	2011	38EL	30.0	8.0	South Asia
PAS-10	BSS 601 HP	05/01	2016	68.5EL	24.0	24.0	Asia; Africa; Middle

							East; Europe
Subtotal					117.1	110.6

Pacific Ocean Region
PAS-2	BSS 601	07/94	2009	169EL	25.1	25.1	Asia-Pacific
PAS-8	SSL FS 1300	11/98	2014	166EL	24.0	24.0	Asia-Pacific
Leasat F5(5)	BSS 381	01/90	2010	100EL	—	—	Pacific Ocean Region

Subtotal					49.1	49.1

Total Bandwidth					491.3	522.1

(1)	In addition to providing customer services, Galaxy 3R and PAS-4 also provide back-up services.

(2)	Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity to serve our U.S. cable customers.

(3)	HGS-5 is operated in an inclined orbit.

(4)	PAS-6 provides partial backup capacity for direct-to-home service on PAS-6B.

(5)	Leasat F5 provides services in the X-band and L-band frequencies for military applications. It is operated in an inclined orbit.

Satellite Operations Risk Management

      We manage certain of the business risks inherent in the operation of a satellite fleet by insuring satellite launches, maintaining backup satellites and transponders, and insuring in-orbit satellites.

Satellite Insurance

      We have obtained launch insurance for all of our satellite launches. Launch insurance is typically in an amount equal to the fully capitalized cost of the satellite, which includes the satellite’s net book value, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest. Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch. The terms of launch policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of a satellite’s communications capacity is lost.

      Certain satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage is typically for amounts comparable to launch insurance levels and generally decrease over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering commercially reasonable in-orbit policies that last for no more than one year. The in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite’s communications capacity, in each case subject to applicable deductibles and exclusions.

Backup Satellites and Transponders

      For certain of our satellites, we may maintain in-orbit spare satellites, ground-based spare satellites, interim restoration capacity on other satellites, or designated reserve transponders as backups. While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

Satellite Risk Management Strategy

      As a result of the relatively high number of satellite and launch vehicle anomalies in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In addition to larger premiums, there is a trend toward larger deductibles, shorter coverage periods and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs.

Sales and Marketing

      For the majority of our services, including our video services, our sales and marketing efforts focus on developing long-term relationships with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business and structure, as well as the markets that it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. As part of our selling efforts, we have a dedicated sales application engineering team that provides both pre-sale and post-sale technical advice and consultation to our customers to help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

      Most of our sales are conducted through direct sales channels to a limited group of customers. Some of our customers resell our capacity for private business networks and broadcast services.

The Fixed Satellite Services Industry

      Over the last several years, the FSS industry has been reshaped as a result of consolidation, deregulation and privatization. Many of these changes have important implications for FSS operators seeking to grow their core businesses.

      Until the mid 1990’s, the FSS industry was fragmented, with many national and regional providers. In 1997, our merger with the Galaxy Satellite Services division (“Galaxy”) of Hughes Communications, Inc. (“HCI”), represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Since then, there has been a continued trend towards consolidation in the FSS industry, driven by customers’ demand for more robust distribution platforms with network redundancies and worldwide reach and by FSS operators’ desire to secure and improve their market access in key regions. In 2001, SES Global was formed through the acquisition of GE American Communications, Inc. by SES Astra. In October 2003, Intelsat Ltd. (“Intelsat”) agreed to acquire Loral Space and Communications Ltd.’s (“Loral”) North American fleet. This transaction is expected to close in 2004.

      In recent years, many of the regulatory agencies governing satellite transmissions into their countries have liberalized regulations, creating new markets for commercial FSS operators. An example of how we benefit from local market deregulation occurred in July 2001, when we were granted approval to provide a full range of satellite services from our PAS-1R satellite in Brazil, a market that previously had been closed to foreign competition. Our Brazilian market opportunities were further expanded in 2003, when we obtained an authorization from the Brazilian government to provide Ku-band services with our PAS-9 satellite. Similarly, Mexico had been closed to foreign competition, but through our February 2001 joint venture with a Grupo Pegaso affiliate, we have gained access to the Mexican market through PanAmSat de México, which will provide video, data and Internet services to the Mexican telecommunications market. Other Latin American countries have also begun to deregulate their markets, increasing competition for the national satellite incumbents. Deregulation is also occurring in India, where the local telecommunications infrastructure is inadequate to support the expansion plans of television networks and communications providers. We were granted approval by the government of India to sell certain satellite services, and we opened an office there in December 2001. Recently, the Pakistani authorities have begun to permit the provision of international satellite services by foreign providers. Previously, only licensed domestic services providers were permitted to provide such services in Pakistan.

      Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat spun-off part of its business with the formation of New Skies Satellites N.V., which subsequently went public. In July 2001, Intelsat and Eutelsat S.A. (“Eutelsat”), another intergovernmental organization, privatized, and both have a mandate to conduct public offerings of their stock in order to diversify their ownership. Intelsat has announced its plans to complete its offering prior to June 30, 2004. Due to current market conditions, the timing of the Eutelsat offering is uncertain. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused. For example, in the past two years, Eutelsat has expanded its operations into other territories by acquiring a 21% stake in the Spanish regional FSS operator, Hispasat, and acquiring the French regional FSS operator, Stellat. As described above, Intelsat plans to expand by acquiring the U.S. operations of Loral.

      While the FSS industry has historically serviced video, telephony and private network data traffic, the growth of the Internet has created a greater need for satellite bandwidth. Satellites are increasingly used in numerous Internet-related applications, owing primarily to key inherent characteristics, including their ability to:

•	Establish high speed connections of 45 Mbps or higher between two points or among multiple points within their broad footprints

•	Multicast streaming media from a single source to multiple sites

•	Provide an alternative “bypass” network that does not rely on the limitations of the terrestrial Internet infrastructure

      Some of the new applications that FSS operators have been providing include:

•	Connecting international ISPs to the U.S. Internet backbone

•	Providing a platform for Internet content providers to distribute their data to ISPs for local storage or caching

•	Providing a platform for streaming media content providers to deliver their streams real-time to broadband ISPs or directly to end users

      As an FSS industry leader, we are well positioned to benefit from the recent changes in the FSS industry due to our size, scale, reach and diversity of services. We are able to address these changes and continue to serve our existing customers, while looking to gain new customers in new markets and applications.

Competition

Fixed Satellite Services

      Our principal global competitors in the fixed satellite services industry are:

•	Intelsat, a former intergovernmental agency privatized in 2001 that primarily provides telecommunications services to common carriers and other services providers, as well as the U.S. Government and military. Intelsat reports a fleet of 25 GEO satellites and has contracted to buy five operating satellites from Loral

•	SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by SES Astra, has a strong presence in European DTH services and U.S. video distribution services; SES Global reports a GEO fleet of 28 wholly owned satellites and 13 additional satellites through joint ventures and partnerships

•	New Skies Satellites N.V., a 1998 spin-off from Intelsat, has a fleet of five GEO satellites

      Our principal regional competitors in the fixed satellite services industry are:

•	Asia Satellite Telecommunications Company Limited, also known as AsiaSat. AsiaSat provides network services and video distribution in the Asia-Pacific region; AsiaSat reports a fleet of three GEO satellites

•	Satmex S.A. de C.V. provides video distribution and network services in the Latin America region; Satmex reports a fleet of three GEO satellites

•	Loral, through its Loral Global Alliance business, primarily provides video distribution and DTH services to the U.S. market; Loral reports a fleet of 13 GEO satellites, five of which have been contracted to be sold to Intelsat

•	Eutelsat, a former intergovernmental agency privatized in 2001 that primarily provides video distribution services to the European market. Eutelsat reports a fleet of 22 GEO satellites, of which it owns and operates 19

      In addition to the above, we have many competitors for our government services, including: Electronic Data Systems, Marshall Communications and AT&T Government Group. We compete with these and other satellite service providers primarily on coverage, services, access, reliability and price.

      Competition is intensifying among the major FSS providers, which is in part due to an oversupply of capacity in a number of the markets we serve. Privatized Intelsat and Eutelsat have the freedom to charge market-based prices, as opposed to the uniform prices they previously charged as intergovernmental agencies. Many of the owners of Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat’s owners often have the incentive, and may be able, to block us from entering certain non-U.S. markets. In addition, the combined SES Global is now capable of providing services in many of the markets we serve. These and other factors are intensifying competition in our industry.

      We also compete with numerous companies and governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is usually limited to service within one country or region, depending on the operator’s satellite coverage and market activities. Internationally, in addition to Eutelsat, other important regional competitors include Satelites Mexicanos, S.A. de C.V., an affiliate of Loral in Latin America, and AsiaSat, a partially owned subsidiary of SES Global, in Asia. These regional operators compete with us primarily on price because many are subsidized by local governments. In addition, some countries limit our access to their markets in order to protect their national satellite systems. As regulations in various foreign markets are liberalized, we believe that we will be better able to compete in those markets.

Fiber Optics

      Our satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cables. Although we compete with land-based service providers for the transmission of video, voice and data, we believe that satellites have certain distinct advantages over fiber optic cables in both developed and underdeveloped areas of the world. In developed areas, FSS providers like us enjoy a significant competitive advantage over fiber optic cables because satellites provide point-to-multipoint broadcasting services and the ability to bypass shared and congested terrestrial links, thereby enhancing network performance. In underdeveloped areas, the population density is often not substantial enough to warrant the investment required to build fiber optic networks. For example, for a cable company to cost-effectively offer cable television services and Internet services in an underdeveloped region, it requires a critical mass of serviceable homes to connect to the local cable head-end. Satellite service providers are not similarly constrained in underdeveloped regions.

Government Regulation

      As an operator of a privately owned global satellite system, we are subject to:

•	The regulatory authority of the Federal government

•	The regulatory authority of certain other countries in which we operate

•	The frequency coordination process and other applicable regulations of the International Telecommunication Union (“ITU”)

U.S. Regulation

      The Federal Communications Commission (“FCC”) regulates the ownership and operation of our current satellite system. We are subject to the FCC’s jurisdiction primarily for:

•	The licensing of our current fleet of satellites and our U.S.-based earth stations

•	Avoidance of interference with radio stations

•	Compliance with FCC rules governing U.S.-licensed satellite systems

      Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or to renew existing authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers, and we operate with minimal governmental scrutiny of our business decisions. We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees that are intended to defray the FCC’s regulatory expenses; and, to the extent we are deemed to be providing interstate or international telecommunications, universal service contributions.

      FCC Authorization to Launch and Operate GEO Satellites. The FCC authorizes satellite operators who meet its legal and technical qualification requirements to launch and operate satellites. In the case of GEO satellites, the FCC processes satellite applications on a first come, first served basis, and replacement satellite applications are eligible for streamlined processing if they are unopposed and propose technical characteristics consistent with those of the satellite that is being replaced.

      Satellite licenses are currently issued for an initial fifteen-year term and the FCC gives licensees a “replacement expectancy” with respect to the replacement of their satellites. Most of our satellites were licensed for ten-year terms before the FCC changed to a fifteen-year policy, but the license terms for those satellites have been extended automatically to fifteen years.

      We have final or temporary FCC authorization for all of our operating satellites in the C-band, the Ku-band or both bands. One of these final authorizations does not cover certain design changes that are the subject of a pending modification application. We have special temporary authority to operate the satellite as modified on an interim basis. Another of our final authorizations does not cover operations at the orbital location where the satellite is presently located. We have filed a modification application to reflect the change in orbital locations, and have special temporary authority to operate at the new location on an interim basis.

      We have filed four applications for additional or replacement satellites in the C-band and/or the Ku-band. Some of the satellites for which we had final FCC authorization are operating pursuant to special temporary authority because they are continuing to operate beyond the end of their license terms. In addition, we occasionally seek and sometimes receive temporary grants of authority to relocate satellites.

      In January 2003, we returned to the FCC for cancellation all but one of our U.S. authorizations to launch and operate Ka-band satellites. The remaining authorization was later transferred to another subsidiary of Hughes Electronics.

      Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent U.S.-licensed satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

      Other U.S Government Regulation. The U.S. Congress has added communications satellites to the munitions list governed by The International Traffic in Arms Regulations, and transferred responsibility from the Commerce Department to the State Department for licensing the export of satellites and technical information related to satellites to non-U.S. launch providers, insurers, customers, potential customers, employees and other non-U.S. persons. In certain circumstances, the State Department’s regulations could adversely affect or delay our ability to launch and insure our satellites and to sell capacity to non-U.S. customers.

Regulation by Foreign National Telecommunications Authorities

      U.S.-Licensed Satellites. Even though the United States is the licensing jurisdiction for all of our operating satellites, we are nevertheless subject to regulation in many foreign countries in which we operate. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially. Among other things, we may be subject to national communications or broadcasting laws with respect to our provision of international satellite service. While these vary from country to country, national telecommunications authorities, with limited exceptions, typically have not required satellite operators to obtain licenses or regulatory authorizations in order to provide space segment capacity to licensed entities. “Space segment capacity” consists solely of capacity on a given satellite without any uplink, downlink or other value-added services.

      Many countries, particularly in Latin America, and increasingly in Europe, Africa and Asia, have liberalized their regulations to permit multiple entities to seek licenses to:

•	Provide voice, data or video services for their own use or for third-party use

•	Own and operate private earth station equipment

•	Choose a provider of satellite capacity

      This trend should accelerate with the commitments by many World Trade Organization members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition.

      Most countries permit satellite operators to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity or authorization is required for specific satellites. We have obtained such licenses in Argentina, Bolivia, Brazil, Colombia, Ecuador, Guatemala, Honduras, Nicaragua, Paraguay and Uruguay. Additionally, we have sought service-type licenses in order to provide certain space segment capacity directly to end users. We have obtained such licenses in Australia and Japan. In addition, PanAmSat de México has been awarded a concession in Mexico that permits the resale of our space segment capacity in Mexico.

      Non-U.S. Licensed Satellites. We and JSAT International Inc. are the sole members of Horizons Satellite LLC, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/ Horizons 1 satellite. In late 2003, the FCC added this Ku-band payload to its “Permitted Space Station List,” enabling Horizons to use the payload to provide non-DTH services in the United States. Horizons recently requested that the FCC expand this authority to include one-way DTH services as well. We are the exclusive owner of the C-band payload on Galaxy 13/ Horizons 1, which the FCC has licensed us to operate. We also have Australian-issued licenses for a future C/Ku-band hybrid satellite in the Pacific Ocean region and nine future Ka-band satellites in various regions including the U.S.

      The ITU Frequency Coordination Process. Each ITU member nation is required to register its proposed use of orbital slots with the ITU’s Radiocommunication Bureau. Other nations then may give notice of any use or intended use of the radio spectrum that would conflict with the proposal. The nations then are obligated to seek to coordinate the proposed uses and resolve interference concerns. If all disputes are resolved, the ITU enters the proposed use in its Master International Frequency Register which, at least theoretically, protects it from subsequent or nonconforming interfering uses. The ITU Radiocommunication Bureau has no dispute resolution or enforcement mechanisms, however, and international law provides no clear remedies if this voluntary process fails. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Relating to Our Industry — The fixed satellite services industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan.”

History

      We are the product of the May 1997 merger of PanAmSat International and the Galaxy business of HCI, a subsidiary of Hughes Electronics, into a new publicly held company, which retained the PanAmSat name. Hughes Electronics indirectly owns approximately 80.5% of our outstanding common stock.

      On April 9, 2003, GM, Hughes Electronics and News Corporation announced the signing of definitive agreements that provided for, among other things, the split-off of Hughes Electronics from GM and the indirect acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics. These transactions were consummated on December 22, 2003. Upon completion of these transactions, News Corporation transferred its interest in Hughes Electronics to its 82% owned subsidiary, Fox Entertainment.

Employees

      At December 31, 2003, we had approximately 700 full and part-time employees. We believe that our employee relations are good.

Item 2.	Properties

      Our principal executive offices are located in Wilton, Connecticut, where we commenced a ten-year lease in July 2001.

      We have eight technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We currently operate six teleports, a satellite operations control center and a customer service center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Napa, California; Spring Creek, New York; and Silver Spring, Maryland. We own our teleports in Ellenwood, Spring Creek, Napa, and Fillmore. We own our customer service center in Ellenwood and our satellite operations control center in Long Beach, California. We lease our teleports in Castle Rock and Silver Spring. As part of an updating and restructuring of our terrestrial infrastructure, we closed our Homestead, Florida teleport during 2003 and plan to close the Spring Creek, New York teleport during 2004. We plan to sell both of these facilities.

      We also lease office space in New York, New York; Ellenwood, Georgia; Manhattan Beach, Long Beach, and El Segundo, California; Washington, D.C.; Coral Gables, Florida; Chantilly, Arlington and Alexandria, Virginia; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Hong Kong; São Paulo; Brazil; Mexico City, Mexico; Beijing, China; and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

Item 3.	Legal Proceedings

      In March 2003, the Indian Income Tax Department issued an assessment of approximately $15.2 million against one of our subsidiaries for the Indian tax year ended March 31, 1997. The tax claim relates to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. We promptly appealed to the Commissioner of Indian Tax (Appeals) and continue to contest this assessment. If our appeal is unsuccessful, we could be subject to comparable claims for subsequent years.

      We previously reported on a proposed class action complaint on behalf of certain holders of our common stock filed in the Court of Chancery in the State of Delaware against Hughes Electronics and each of the members of our Board of Directors related to the termination of the proposed merger between EchoStar Communications Corporation and Hughes Electronics. On July 10, 2003, the Court of Chancery granted defendants’ motions to dismiss all claims with prejudice and denied plaintiffs’ motion for leave to amend the complaint. On August 4, 2003, the plaintiff appealed. On December 17, 2003, the Court of Chancery’s actions were affirmed by the Supreme Court of the State of Delaware.

      We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq National Market and commenced trading on May 19, 1997 under the symbol “SPOT.”

      The following table sets forth, for the calendar periods indicated, the high and low closing sales price per share for our common stock, as reported by the Nasdaq National Market.

2003	High	Low

First Quarter	$15.92	$12.60
Second Quarter	$20.29	$13.88
Third Quarter	$19.07	$13.80
Fourth Quarter	$22.88	$14.57

2002	High	Low

First Quarter	$24.64	$20.65
Second Quarter	$25.65	$22.22
Third Quarter	$23.51	$17.35
Fourth Quarter	$19.90	$14.43

      As of March 8, 2004, there were approximately 129 holders of record of our common stock.

      To date, we have not declared or paid cash dividends on our common stock. We presently intend to retain future earnings to support the growth of our business and, therefore, do not anticipate paying cash dividends in the near future. In addition, the indenture and other documents governing certain of our debt obligations limit our ability to pay dividends on our common stock. The payment of any future dividends on our common stock will be determined by our board in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

      Information regarding compensation plans under which our equity securities may be issued is included in Item 12 by incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2004.

Item 6.	Selected Financial Data

      The selected consolidated financial data as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 presented in this table has been derived from our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 presented in this table are derived from our audited consolidated financial statements and notes thereto which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands (other than contracted backlog and per share
	data))
Statement of Income Data:
Revenue:
Operating leases, satellite services and other	$814,006	$792,691	$802,194	$780,256	$787,509
Outright sales and sales-type leases(1)	17,005	19,599	67,881	243,314	23,108

Total revenues	831,011	812,290	870,075	1,023,570	810,617

Operating costs and expenses:
Cost of outright sales and sales-type leases	—	—	12,766	85,776	—
Leaseback expense, net of deferred gains	—	—	—	—	15,391
Depreciation and amortization	312,833	335,717	414,744	337,450	280,472
Direct operating costs (exclusive of depreciation and amortization)	149,696	126,387	147,401	144,564	100,123
Selling, general and administrative expenses	86,081	101,983	121,622	102,579	76,265
Facilities restructuring and severance costs	4,227	13,708	8,223	—	—
Gain on insurance claims	—	(40,063)	—	(3,362)	—
Loss on termination of sales-type leases	—	18,690	—	—	—

Total operating cost and expenses	552,837	556,422	704,756	667,007	472,251

Income from operations	278,174	255,868	165,319	356,563	338,366
Interest expense, net(2)(3)	143,632	142,470	111,153	128,205	112,002

Income before income taxes	134,542	113,398	54,166	228,358	226,364
Income tax expense(3)	35,010	28,350	23,562	102,761	104,127

Net income	$99,532	$85,048	$30,604	$125,597	$122,237

Earnings per share — basic and diluted	$0.66	$0.57	$0.20	$0.84	$0.82

Other Financial Data:
Net cash provided by operating activities	$473,381	$519,247	$507,904	$418,713	$479,139
Net cash provided by (used in) investing activities	108,762	(179,096)	(203,836)	(394,185)	(560,199)
Net cash (used in) provided by financing activities	(855,267)	1,420	9,853	(12,442)	20,777
Effect of exchange rate changes on cash	374	(839)	—	—	—
Capital expenditures	104,082	294,313	338,203	449,560	586,910
Contracted backlog (at period end; in billions)(4)	$4.56	$5.55	$5.84	$6.0	$6.1
Total assets	5,734,877	6,487,738	6,296,810	6,178,351	5,984,709
Total debt and due to affiliates(5)	1,700,000	2,550,000	2,521,542	2,542,758	2,671,342
Total long-term liabilities	2,400,273	3,063,003	3,134,897	3,130,086	3,025,577
Total stockholders’ equity	3,178,758	3,077,542	2,992,560	2,954,695	2,815,989

(1)	Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue and record the cost of the transponder to cost of outright sales. Under sales-type leases, we recognize as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenue and related costs, but not when we receive the cash.

(2)	Net of capitalized interest of $13.9 million, $27.3 million, $23.3 million, $56.1 million and $60.7 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, and net of interest income of $13.3 million, $15.2 million, $13.5 million, $6.8 million and $3.2 million in 2003, 2002, 2001, 2000 and 1999, respectively.

(3)	On February 25, 2002, we completed a refinancing of certain of our then existing indebtedness and repaid the $1.725 billion owed to Hughes Electronics (See Note 6 to our Consolidated Financial Statements, “Long-term Debt”). In conjunction with this repayment, we were required to write-off the remaining unamortized debt issuance costs of approximately $3.3 million related to the Hughes Electronics term loan, net of related income taxes of $0.8 million. This $2.5 million charge was recorded within our consolidated income statement as an extraordinary loss on early extinguishment of debt. Upon adoption of the provisions of Statement of Financial Accounting Standards No. 145 (“SFAS 145”) on January 1, 2003, we were required to reclassify this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145 (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements”)

(4)	Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch.

(5)	Includes debt of $1.700 billion, $2.550 billion, $796.5 million, $817.8 million and $874.2 million as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively and due to affiliates of $0, $0, $1.725 billion, $1.725 billion and $1.797 billion as of December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

Management Overview

      In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenue, satellite health and technology, satellite insurance, profitability and liquidity.

      We and our industry face certain challenges. Our recent experience indicates that the demand for video services in many of the global markets we serve has been relatively flat; we have experienced pricing pressure in certain international markets due to overcapacity and regional economic downturns; and some of our existing international direct-to-home (“DTH”) services customers are in the process of rationalizing their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we see expansion potential with the increasing acceptance of new technologies such as digital cable and HDTV and through the further exploitation of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. Recently, we have seen growth in our network services and believe that this will continue as developing markets increase their use of VSATs and other private network services. We have also focused our efforts on selling bandwidth and related services to the U.S. Government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we are in a strong position for dealing with these challenges as the majority of our business is video distribution in North America and has stable pricing, comes from long-term contracts, is relatively predictable and has consistently strong margins.

      In response to revenue challenges, we continue to provide the best possible services and value to our customers to win, keep and/or expand their business. Recently, we won a significant, long-term contract with one of the largest commercial satellite services users in the world, Fox Entertainment Group, Inc. (“Fox Entertainment”)(who now owns a 34% interest in our parent, Hughes Electronics Corporation (“Hughes Electronics”)). In addition we look for new revenues in new markets. In 2003, we expanded our capabilities for providing services to government entities with two strategic acquisitions and the creation of a dedicated government services operation. We believe that this market presents significant opportunities for growth for satellite and related services, allowing us to expand our service offerings and increase the utilization of our existing fleet.

      During 2003, we significantly strengthened our financial position. We generated cash flows from operations of $473.4 million and we received insurance proceeds of $102.6 million in relation to our Galaxy 4R satellite. These cash flows, along with cash on hand and the liquidation of certain short-term investments allowed us to repay $850 million of debt during 2003. These debt repayments, as well as the refinancing of our Senior Secured Credit Facility in October 2003, have allowed us to significantly reduce our future interest payments. We have also reduced our total debt from a high of $2.55 billion in 2002 to $1.7 billion at the end of 2003.

      Our average annual capital expenditures from 1998 through 2002 were approximately $480 million. During 2003, we made capital expenditures of $104.1 million and we anticipate that capital expenditures for 2004 will be in the range of $165 million to $195 million. We expect that future capital expenditures over the next several years will remain at these reduced levels.

      In December 2003, we reached a settlement of our claims with the insurers of our Galaxy 11 and PAS-1R satellites in the amount of $260 million. As of the date hereof, we have received substantially all of this amount and plan on using these proceeds to replace existing satellites over the next several years.

      Also during 2003, we resolved certain issues with respect to customers that had previously been included in our backlog at risk disclosure, including DIRECTV Latin America (“DTVLA”). During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DTVLA. This amendment became effective in February 2004 upon DTVLA’s emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments, we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and Hughes Electronics has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years. We believe that the DTVLA amendment and the Hughes Electronics guaranty, together with actions taken with respect to other at-risk customers during 2003, have addressed the major risk inherent in our contractual backlog.

      Our satellites are typically designed to operate at full capacity for 15 years. A satellite’s actual performance and operating life may be affected by anomalies, which may not have become apparent until the satellite was placed in orbit or until the satellite has been in orbit for some time. We have identified three types of potential anomalies among the satellites in our fleet which, if they materialize, have the potential for a significant operational and financial impact. Typically, these identified anomalies do not normally result in an immediate failure of the satellite. They can, however, result in a reduction of available capacity on the satellite or a reduction in the satellite’s operating life. This, in turn, may result in less revenues or require accelerated capital spending on a replacement satellite and may result in an impairment charge or accelerated depreciation. A satellite may also fail catastrophically for these or other reasons, although this happens less frequently.

      There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss a business may experience upon the failure of a satellite. We typically fully insure the launch of all of our satellites and insure our satellites continued operations in-orbit, on a limited basis, as appropriate. We also utilize spare satellites and spare capacity to protect against certain business risks.

      Due to increasing costs, limited coverage amounts, loss thresholds, deductibles and policy exclusions, payments for loss under in-orbit policies may not coincide with the actual loss suffered on a covered satellite. It has been our experience that satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have lost operational capabilities may not result in any insurance payment. In addition to the limitations on coverage, in-orbit insurance is increasingly expensive, making in-orbit insurance an uneconomical choice for certain satellites. Finally, in-orbit insurance policies do not cover other aspects of the business risk inherent in the operation of a satellite such as lost revenue and continued customer service during the two years typically needed to launch a replacement.

      As part of our risk management program, we are expanding our use of in-orbit spare satellites, ground-based spare satellites and designated reserve transponders. These alternatives address some of the limitations of satellite insurance as they may offer protection against loss of business due to satellite failure and may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. However, in-orbit and ground based spare satellites may not be immediately available when needed. They may only be economical replacements for certain high value satellites or services and the cost of a spare satellite may also be prohibitively expensive.

      In February 2004, Hughes Electronics announced its intent to focus on the direct-to-home satellite businesses and that it has begun to evaluate how we fit into that strategic vision. Hughes Electronics subsequently advised us that it is considering strategic initiatives with regard to its ownership interest in our company.

      Following is a more detailed discussion of the items above and a comprehensive analysis of our revenues, costs and expenses, results of operations, goodwill amortization, satellite deployment plans and commitments. Also following is a discussion of critical accounting policies, related party transactions and recent accounting pronouncements.

Revenues

      We earn revenues primarily from the sale of video, broadcasting and network distribution and delivery services through company-owned satellites to media and telecommunications companies and government entities. Video distribution and DTH services provide the majority of our revenues, are relatively predictable and are characterized by long-term contracts, stable pricing and consistently strong margins.

      Recent developments in Latin America, including the potential consolidation of two of our DTH customers and the economy generally have, or may, negatively impact revenues for these services. We expect that our recently negotiated contract amendments with DTVLA and the related guaranty by Hughes Electronics will mitigate a major portion of the impact on us of any decline in this market.

      Other areas of our business, including our network services and government services, provide opportunities for growth, expansion of our service offerings and increased sales of our existing capacity but may, as our revenue mix changes, produce lower margins or less predictable revenues than our other fixed satellite services.

      For 2003, 2002 and 2001 we derived our revenues from the following service areas:

	Year Ended December 31,

Services	2003	2002	2001

Video services	60%	66%	68%
Network services	25	24	24
Government services	9	3	2
Other services	6	7	6

Total	100%	100%	100%

      Our video services generate the majority of our revenues. During 2003, we experienced a change in the revenue mix of our services. Government services revenues increased as a percentage of total revenues as the result of our 2003 acquisitions of Hughes Global Services, Inc. and Esatel Communications, Inc., and the development of our wholly owned subsidiary, formerly a division of ours, G2 Satellite Solutions Corporation (“G2”). While we expect video services to continue to generate the majority of our revenues, we expect that our government services revenue will become a larger portion of our total revenues in the future. From 2001 to 2003, we experienced a decrease in operating lease video services revenues of approximately $47.2 million. The decrease was primarily due to lower DTH video revenues as a result of customer credit issues and capacity reductions largely associated with two customers.

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

Operating Leases and Short-Term Agreements

      Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years and may extend beyond the satellite’s end of life to a follow-on satellite. Long-term operating leases provide us with a stable and predictable source of revenue. Short-term leases and occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectability is not reasonably assured. Revenues for occasional services are recognized as services are performed and billed. Operating lease, satellite services and other revenues for the years ended December 31, 2003, 2002 and 2001 represented 98.0%, 97.6% and 92.2% of our consolidated revenues for those periods, respectively (such amounts include a portion of telemetry, tracking and control (“TT&C”) and other services revenues, which are discussed below).

Sales-Type Leases

      Our lease contracts that qualify for capital lease treatment are accounted for as sales-type leases (typically because the lease has certain characteristics, including having a term equal to 75% or more of the estimated economic life of the related satellite). Sales-type leases are similar to operating leases except that under sales-type leases, we recognize as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenue, but not when we receive the cash.

      We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of the lease agreement. As of December 31, 2003 we had sales-type lease arrangements covering 20 transponders, in 36 MHz equivalents, on our 25 satellites currently in orbit. During the year ended December 31, 2001, we recorded $45.5 million of revenue related to new sales-type leases. We did not enter into any new sales-type leases in 2003 or 2002. We do not currently expect to enter into any new sales-type leases, although this may change in the future depending upon the facts and circumstances at that time.

Outright Sales Contracts

      Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenue along with the related cost of sales and the risk of loss related to the transponder passes to the customer. We have sold the rights to 40 transponders, in 36 MHz equivalents, on our 25 satellites currently in orbit. We did not enter into any outright sales during the years ended December 31, 2003, 2002 or 2001, and we expect outright sales of transponder capacity to occur infrequently in the future, as requested by our customers.

TT&C Services and Other Services

      We earn TT&C services revenues from other satellite operators and from certain customers on our satellites. Revenues from TT&C service agreements represented approximately 3.0%, 3.5% and 3.0% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer’s monthly lease payment or billed separately.

      Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2003, 2002 and 2001 were approximately 2.2%, 3.2% and 3.3%, respectively, of our revenues.

Equipment Sales

      We also record revenues related to equipment sales to customers. These equipment sales are primarily through G2 and represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenue related to these equipment sales upon the transfer to the customer of title to the equipment. Revenues from equipment sales were minimal in 2001 and 2002 and increased to approximately 2.4% of our revenues in 2003. We expect that equipment sales will continue to become a larger percentage of our overall revenues in the future as we develop our government services business and strive to meet the increasing demand from our customers for equipment sales.

Long-term Construction Arrangements

      During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite (Galaxy 15). We recognize revenue utilizing the percentage-of-completion accounting method for such long-term construction contracts, which extend beyond one year. Revenue and costs related to these contracts are recognized based upon the completion of pre-established milestones. Revenues from long-term construction arrangements for 2003 were approximately 1.0% of our revenues. We did not have any revenues related to long-term construction arrangements during 2002 or 2001.

Contracted Backlog

      Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases (See Note 3 to our Consolidated Financial Statements, “Operating Leases and Net Investment in Sales-type Leases”). Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. Our contracted backlog for future services at December 31, 2003, 2002 and 2001 was $4.56 billion, $5.55 billion and $5.84 billion, respectively. The change in backlog is the result of customer contract activity during 2003 and a reduction of our total backlog of approximately $360 million as a result of the Xenon-Ion Propulsion Systems (“XIPS”) failure and resulting shortened satellite life on PAS-6B (See “Satellite Technology — BSS 601 HP XIPS” below).

      Of the $4.56 billion of contracted backlog at December 31, 2003, we expect to realize approximately $725 million as revenue in 2004. Included in contracted backlog at December 31, 2003 is approximately $1.10 billion related to satellites to be launched in the future. Approximately $1.30 billion or 28.5% of our backlog at December 31, 2003 represents aggregate backlog from The News Corporation Limited (“News Corporation”), Hughes Electronics and their affiliates. At December 31, 2003, our contracted backlog was comprised of the following:

Contracted Backlog at
Category	December 31, 2003

(In billions)
Video services	$3.82
Network services	0.67
Government services	0.05
Other	0.02

Total	$4.56

Geographic Distribution of Revenues

      Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2003, 2002 and 2001 we derived our revenues from operations in the following regions, shown in percentages:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Region	2003	2002	2001

United States	44%	42%	40%
Latin America	19	23	22
Asia	15	16	17
Africa	9	8	12
Other	13	11	9

Total	100%	100%	100%

Costs and Expenses

      In general, our costs and expenses are largely fixed in nature, providing us with the ability to recognize significant incremental revenues without significant incremental costs once we have launched a satellite. Our costs and expenses include direct operating costs, selling, general and administrative costs, depreciation and amortization, and costs associated with any outright sales or sales-type leases.

      Depreciation and amortization expense is primarily attributable to straight-lined depreciation of our satellites. Direct operating costs are primarily comprised of costs to operate and maintain our satellites such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and occasional services. Selling, general and administrative costs primarily consist of sales and marketing expenses, salaries and benefits, and corporate general and administrative expenses. At the inception of an outright sale or a sales-type lease, the cost basis of the transponder and related insurance is charged to the cost of the outright sale or sales-type lease.

Results of Operations

2003 Compared to 2002

	Year Ended
	December 31,
			Dollar	Percentage
	2003	2002	Change	Change

	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$814,006	$792,691	$21,315	2.7%
Outright sales and sales-type leases	17,005	19,599	(2,594)	(13.2)%

Total revenues	831,011	812,290	18,721	2.3%

Costs and expenses
Depreciation and amortization expense	312,833	335,717	(22,884)	(6.8)%
Direct operating costs (exclusive of depreciation and amortization)	149,696	126,387	23,309	18.4%
Selling, general and administrative expenses	86,081	101,983	(15,902)	(15.6)%
Facilities restructuring and severance costs	4,227	13,708	(9,481)	(69.2)%
Gain on insurance claims	—	(40,063)	40,063
Loss on termination of sales-type leases	—	18,690	(18,690)

Total operating cost and expenses	552,837	556,422	(3,585)	(0.6)%

Income from operations	278,174	255,868	22,306	8.7%
Interest expense, net	143,632	142,470	1,162	0.8%

Income before income taxes	134,542	113,398	21,144	18.6%
Income tax expense	35,010	28,350	6,660	23.5%

Net income	$99,532	$85,048	$14,484	17.0%

Earnings per share — basic and diluted	$0.66	$0.57	$0.09	15.8%

	Year Ended
	December 31,
			Dollar	Percentage
	2003	2002	Change	Change

	(In thousands, except per share data)
Revenue Type:
Operating lease revenues — video services	$478,480	$515,325	$(36,845)	(7.1)%
Outright sales and sales-type lease revenues — video services	17,005	19,599	(2,594)	(13.2)%

Total video services revenues	495,485	534,924	(39,439)	(7.4)%
Operating lease revenues — network services	213,735	198,419	15,316	7.7%
Operating lease revenues — government services	73,776	24,074	49,702	206.5%
Operating lease revenues — other	48,015	54,873	(6,858)	(12.5)%

Total revenues	$831,011	$812,290	$18,721	2.3%

Revenues

      The increase in operating leases, satellite services and other was primarily due to higher government services and network services revenue, partially offset by lower program distribution and DTH video revenues attributable to lower net new business, customer credit issues and the 2002 FIFA World Cup and lower revenue from occasional use and other services. Outright sales and sales-type lease revenues during 2003 and 2002 represent periodic interest from existing sales-type leases. No new outright sales or sales-type leases were recorded in 2003 or 2002.

      Video Services Revenues. The decrease in operating lease revenues from video services was primarily due to:

•	Lower net new business related to program distribution and DTH video revenues of $11.8 million

•	Lower revenues recorded in 2003 as a result of customer credit issues of $8.8 million

•	Lower termination fee revenues of $9.9 million, including an $8.0 million termination fee received in 2002 from one of our customers

•	A decrease in occasional video services revenues of $9.4 million, which primarily related to the 2002 FIFA World Cup

      These decreases were partially offset by an increase in revenue related to one-time billings and credits of $3.0 million.

      Network Services Revenues. The increase in operating lease revenues from network services was primarily attributable to higher net new network service revenue and fewer customer credit issues of $18.4 million. These increases were partially offset by lower Internet related revenues of $6.1 million, primarily as a result of increased customer terminations and contract expirations.

      Government Services Revenues. The increase in government services revenues is primarily the result of new government services revenue from G2.

Direct Operating Costs

      This increase was primarily related to $40.9 million in costs related to revenues from G2. This increase was partially offset by $3.6 million in lower broadcast service costs related to the 2002 FIFA World Cup, $6.3 million of lower insurance expense and $6.5 million of other operational efficiencies achieved during 2003 including lower coordination fees, webcast services costs and compensation and benefits.

Selling, General and Administrative Expenses

      This decrease was primarily due to decreased bad debt expense of $14.2 million, partially offset by higher compensation and benefit expenses. The decrease in bad debt expense was primarily due to several large customer receivables that were provided for during 2002 and reversals of bad debt expense during 2003 as a result of collections on receivables previously reserved.

Facilities Restructuring and Severance Costs

      The 2003 costs are related to the disposal and severance charges from our teleport consolidation plan, announced in March 2003, and severance charges related to the workforce reduction that took place in the fourth quarter of 2003. The 2002 costs are primarily attributable to the restructuring of certain of our facilities (See Note 11 to our Consolidated Financial Statements, “Facilities Restructuring and Severance Costs”).

Gain on Insurance Claims

      This gain in 2002 reflects the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations (See “Liquidity and Capital Resources — Insurance Settlements” below). There was no comparable transaction during 2003.

Loss on Termination of Sales-Type Leases

      On March 29, 2002, we entered into an agreement with one of our customers regarding the revision of the customer’s sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer’s sales-type leases and the establishment of new operating leases in their place. As a result, we recorded a non-cash charge in the year ended December 31, 2002 of $18.7 million. There was no comparable transaction in 2003.

Depreciation and Amortization

      This decrease is primarily due to:

•	Lower depreciation related to Galaxy 8-i of $43.4 million which was fully depreciated in July of 2002

•	Lower depreciation expense recorded in 2003 of $4.1 million as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See “Gain on Insurance Claims” above)

•	Lower depreciation related to Galaxy 6 of $9.3 million which was fully depreciated in September of 2002

      These decreases were partially offset by:

•	Additional depreciation expense of $14.3 million related to accelerated depreciation on 2 satellites due to reduced end of life estimates

•	Additional depreciation expense of $18.0 million related to two satellites placed in service during 2002 and 2003

Interest Expense, Net

      Interest Expense, net consisted of the following (in thousands):

	2003	2002	Dollar Change

Gross interest expense	$170,822	$184,928	$(14,106)
Less: Interest income	13,293	15,161	(1,868)
Less: Capitalized interest	13,897	27,297	(13,400)

Total interest expense, net	$143,632	$142,470	$1,162

      Gross interest expense decreased in 2003 versus 2002 by $14.1 million due to the repayment of our $200 million 6% notes in January 2003, the July and December 2003 prepayments under our Senior Secured Credit Facility of $350 million and $300 million, respectively, and the write-off of $3.3 million in debt issuance costs related to the 2002 repayment of the Hughes Electronics term loan. These increases were offset by higher interest expense after the 2002 refinancing of the Hughes Electronics term loan and the write-off of $10.7 million of debt issuance costs related to the prepayments made in 2003. Interest income decreased by $1.9 million due to lower cash balances during 2003 while capitalized interest decreased by $13.4 million due to lower construction-in-progress balances as a result of the launches of Galaxy 3C and Galaxy 12 and the termination of the Galaxy 8-iR construction agreement.

Income Tax Expense

      The increase in income tax expense was primarily due to an increase of $21.1 million in income before income taxes. The effective tax rate for 2003 was comparable to the rate for 2002.

2002 Compared to 2001

	Year Ended December
	31,
			Dollar	Percentage
	2002	2001	Change	Change

	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$792,691	$802,194	$(9,503)	(1.2)%
Outright sales and sales-type leases	19,599	67,881	(48,282)	(71.1)%

Total revenues	812,290	870,075	(57,785)	(6.6)%

Costs and expenses
Cost of outright sales and sales-type leases	—	12,766	(12,766)
Depreciation and amortization expense	335,717	414,744	(79,027)	(19.1)%
Direct operating costs (exclusive of depreciation and amortization)	126,387	147,401	(21,014)	(14.3)%
Selling, general and administrative expenses	101,983	121,622	(19,639)	(16.1)%
Facilities restructuring and severance costs	13,708	8,223	5,485	66.7%
Gain on insurance claims	(40,063)	—	(40,063)
Loss on termination of sales-type leases	18,690	—	18,690

Total operating cost and expenses	556,422	704,756	(148,334)	(21.0)%

Income from operations	255,868	165,319	90,549	54.8%
Interest expense, net	142,470	111,153	31,317	28.2%

Income before income taxes	113,398	54,166	59,232	109.4%
Income tax expense	28,350	23,562	4,788	20.3%

Net income	$85,048	$30,604	$54,444	177.9%

Earnings per share — basic and diluted	$0.57	$0.20	$0.37	185.0%

Revenue Type:
Operating lease revenues — video services	$515,325	$525,710	$(10,385)	(2.0)%
Operating lease revenues — network services	198,419	210,384	(11,965)	(5.7)%
Operating lease revenues — government services	24,074	11,912	12,162	102.1%
Operating lease revenues — other	54,873	54,188	685	1.3%

Total operating lease, satellite services, and other revenues	792,691	802,194	(9,503)	(1.2)%

New Sales-type lease revenues	—	45,481	(45,481)
Sales-type lease period income	19,599	22,400	(2,801)	(12.5)%

Total sales and sales-type lease revenues	19,599	67,881	(48,282)	(71.1)%

Total Revenue	$812,290	$870,075	$(57,785)	(6.6)%

Revenues

      The decrease in total revenues was primarily the result of new sales-type lease revenue recorded during the year ended December 31, 2001, for which there was no comparable revenue during the year ended December 31, 2002. Virtually all of the revenues from sales-type lease agreements are recognized at service commencement, whereas revenues from operating lease agreements are recognized monthly over the term of the agreement.

      The decrease in operating leases, satellite services and other was primarily due to lower program distribution and DTH video revenues, partially offset by an increase in occasional video services revenue which was largely attributable to the 2002 FIFA World Cup. The decrease in sales and sales-type lease revenues was primarily the result of the $45.5 million of new sales-type lease revenue recorded during the year ended December 31, 2001 discussed above.

      Video Services Revenues. The decrease in operating lease revenues from video services was primarily due to:

•	Lower net new business related to program distribution and DTH video revenues of $15.7 million

•	Lower revenues recorded in 2002 as a result of customer credit issues of $4.0 million

      These decreases were partially offset by:

•	An increase in occasional video services revenues of $6.7 million, which primarily related to the 2002 FIFA World Cup

•	Higher termination fee revenues of $4.9 million recorded during the year ended December 31, 2002. Included in 2002 termination fee revenues was an $8.0 million termination fee received from one of our customers

      Network Services Revenues. The decrease in operating lease revenues from network and Internet services was primarily a result of lower revenues recorded in 2002 as a result of customer credit issues of $7.6 million.

      Government Services Revenues. The increase is the result of additional revenues recorded from government resellers.

Cost of Outright Sales and Sales-Type Leases of Transponders

      We recorded $12.8 million of costs related to sales-type leases entered into in 2001 for which there was no comparable transaction in 2002.

Direct Operating Costs

      This decrease was primarily related to the operational streamlining that occurred during 2002, including lower costs related to certain Internet related services of $10.2 million and lower consulting and professional fees of $5.3 million. In addition, we recorded additional costs of $4.4 million in 2001 as compared to 2002 as a result of our revenue share with the Galaxy 8-i insurers.

Selling, General and Administrative Expenses

      This decrease was primarily due to the following:

•	Decreased expenses for Internet related services of $8.9 million, advertising and promotional costs of $3.0 million and legal and professional costs of $2.5 million, as a result of the our continued focus on operational efficiencies

•	Decreased bad debt expense of $2.7 million

Facilities Restructuring and Severance Costs

      The 2002 costs were primarily attributable to the restructuring of certain of our facilities. The 2001 costs represent severance charges related to our expense reduction and webcast services restructuring plan which commenced in the third quarter of 2001 (See Note 11 to our Consolidated Financial Statements, “Facilities Restructuring and Severance Costs”).

Gain on Insurance Claims

      This gain in 2002 reflected the net proceeds agreed to by the insurers of $215 million less the net book value of the PAS-7 satellite, including incentive obligations (See “Liquidity and Capital Resources — Insurance Settlements” below). There was no comparable transaction during 2001.

Loss on Termination of Sales-Type Leases

      On March 29, 2002, we entered into an agreement with one of our customers regarding the revision of the customer’s sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer’s sales-type leases and the establishment of new operating leases in their place. As a result, we recorded a non-cash charge in the year ended December 31, 2002 of $18.7 million. There was no comparable transaction in 2001.

Depreciation and Amortization

      This decrease is primarily due to:

•	The elimination of goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) during 2002 of approximately $65 million

•	Lower depreciation related to Galaxy 8-i of $31.0 million, which was fully depreciated in July of 2002

•	Lower depreciation expense recorded in 2002 of $12.3 million as a result of the write-off of our PAS-7 satellite during the first quarter of 2002 (See “Gain on Insurance Claims” above)

      These decreases were partially offset by:

•	An increase in non-satellite depreciation of $16.7 million partially related to the opening of our customer service center in Ellenwood, Georgia in late 2001

•	Additional depreciation expense of $13.5 million related to three satellites placed in service during 2001 and 2002

Income from Operations

      This increase was due to the following:

•	The $32.7 million of profit related to the sales-type lease recorded during the year ended December 31, 2001

•	Our operational streamlining that occurred during 2002 (See direct operating costs and selling, general and administrative expenses above)

•	The elimination of goodwill amortization as a result of the adoption of SFAS 142 during the first quarter of 2002 (See “Recent Accounting Pronouncements” below)

•	Several significant transactions, which were recorded during the year ended December 31, 2002 including:

•	The recording of a $40.1 million gain in relation to the settlement of the PAS-7 insurance claim

•	The recording of additional net facilities restructuring and severance charges of $5.5 million related to several of our U.S. locations

Interest Expense, Net

      Interest Expense, net consisted of the following:

	2002	2001	Dollar Change

Gross interest expense	$184,928	$147,993	$36,935
Less: Interest income	15,161	13,494	1,667
Less: Capitalized interest	27,297	23,346	3,951

Total interest expense, net	$142,470	$111,153	$31,317

      Gross interest expense increased in 2002 versus 2001 by $36.9 million due to our 2002 refinancing of the Hughes Electronics term loan and the write-off of $3.3 million of debt issuance costs during 2002 related to the repayment of the Hughes Electronics term loan. Interest income increased by $1.7 million in 2002 due to higher cash balances. Capitalized interest increased by $4.0 million due to higher satellite construction-in-progress balances.

Income Tax Expense

      The increase in income tax expense was primarily due to an increase of $59.2 million in income before income taxes. The reduction in our effective income tax rate from 43.5% in 2001 to 25% in 2002 was primarily a result of the elimination of goodwill amortization due to the adoption of SFAS 142.

Goodwill

      SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs (See “Critical Accounting Policies — Valuation of Goodwill”). Our adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of December 31, 2003 and 2002, we had goodwill of approximately $2.244 billion and $2.239 billion, respectively. Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

	Year Ending December 31,

	2003	2002	2001

Net income:
Reported net income	$99,532	$85,048	$30,604
Goodwill amortization	—	—	64,960

Adjusted net income	$99,532	$85,048	$95,564

Earnings per share — basic and diluted:
Reported net income per share — basic and diluted	$0.66	$0.57	$0.20
Goodwill amortization per share	—	—	0.43

Adjusted net income per share — basic and diluted	$0.66	$0.57	$0.63

Satellite Technology

      Our satellites are typically constructed to operate at full capacity over a design life of 15 years, although the actual performance and operating life of a satellite can vary significantly from that estimate. A satellite’s performance and operating life will depend on operational considerations anticipated at the time of design and launch, such as the amount of fuel on board or expected degradation over time of electrical, propulsion, control or other on-board systems necessary for its operation. Performance or operating life may be extended if components degrade less than expected or if requirements are changed to allow reduced-fuel operations. However, performance or operating life may be reduced as a result of anomalies not contemplated by the satellite design which may not have become apparent until the satellite was placed in orbit or after the satellite has been in orbit for some time. It has been our experience that some of these anomalies can be common among satellites of the same model, or on satellite operating systems from the same manufacturer.

      We have identified three types of such common anomalies among the satellite models in our fleet, which, if they materialize, have the potential for a significant operational impact. These are:

•	Failure of both of the on-board XIPS used to maintain the in-orbit position of the Boeing model 601 HP spacecraft (“BSS 601 HP”)

•	Accelerated solar array degradation in the early Boeing model 702 spacecraft (“BSS 702”)

•	Failure of the on-board spacecraft control processors (“SCP”) in the Boeing model 601 spacecraft (“BSS 601”)

      For tables showing all identified significant operational concerns, see “Insured Satellites” and “Uninsured Satellites” below.

BSS 601 HP XIPS

      The BSS 601 HP spacecraft uses a XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The spacecraft also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

      Certain of our BSS 601 HP spacecraft have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP spacecraft, excluding Galaxy 8-i. Galaxy 8-i experienced failures of both XIPS in 2000 and continued to operate using bi-propellant until deorbited in February 2004. Two of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

      The first of the currently operated satellites with failure of both primary and secondary XIPS is Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the satellite’s backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite’s net book value and our investments in sales-type leases on this satellite are fully recoverable.

      We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. Once a settlement is reached with the final insurance provider for this satellite, we anticipate that future depreciation on Galaxy 4R will be approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to begin building a replacement for this satellite in the first half of 2004 (See “Recent Insurance Settlements” and “Satellite Deployment Plan” below).

      The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from the date of the secondary XIPS failure. Our PAS-6 satellite serves as a partial backup for certain capacity on PAS-6B. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, we reduced our total backlog by approximately $360 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

      We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003 (See “Satellite Deployment Plan” below).

      Of our five remaining BSS 601 HP satellites, PAS-5 has no book value and is no longer in primary customer service. The other four continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For three of these four satellites, the available bi-propellant life ranges from at least 3.4 years to as much as 7.0 years, while the fourth satellite, Galaxy 13/ Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 11.9 years.

BSS 702 Solar Arrays

      All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility is designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated degradation of their solar arrays resulting from the design of the solar arrays. Such degradation could, if continued, result in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

      We currently operate three BSS 702 spacecraft, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We are working with the satellite manufacturer to determine the long-term implications of this degradation to the satellites and will continue to assess the operational impact. At this time, based upon all information currently available, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, we expect to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time and there may be a need to provide supplemental capacity in later years. We also believe that the net book values of these satellites are fully recoverable and we do not expect a material impact on 2004 revenues as a result of the difficulties with these two satellites (See “Satellite Technology — Recent Insurance Settlements” below).

      The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

      Many of our satellites use an on-board SCP to provide advanced attitude control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 spacecraft, including our Galaxy 3R and PAS-4 satellites, have experienced primary SCP failures and are operating on their backup SCPs. Galaxy 3R has limited fuel remaining and is expected to cease service in 2004. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on either Galaxy 3R or PAS-4 will cause an interruption of our business or require replacement of a satellite.

      We currently operate 3 additional BSS 601 spacecraft. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $1 million.

Satellite Insurance

      There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss of business we may experience on the failure of a satellite. Launch insurance may replace the capitalized cost of a satellite, but it will not cover the business costs that may result from the delay before a replacement satellite can be constructed and placed into service, such as lost revenue. In-orbit insurance may not be economically available or may be limited in coverage or subject to deductibles or exclusions in a manner that limits its value to the business. In-orbit spare satellites, ground-based spare satellites, interim restoration capacity on other satellites and designated reserve transponders may offer certain protections against loss of business due to a satellite failure, but they may not be immediately available when needed and they may only be an economical choice in certain situations. Following is an analysis of our risk management plan.

      We have obtained launch insurance for all of our satellite launches. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch.

      The premium on a launch insurance policy can vary considerably based on the type of satellite and the success rate of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the fully capitalized cost for a policy covering the launch and initial operations for one year thereafter, although the rates on the types of satellites that we launch generally range from 18% to 25%. As a result of several launch and in-orbit failures in the industry over the last few years, a launch and initial operations insurance premium can equate to $40 million or more, assuming a typical $200 million satellite with a 20% launch premium. We capitalize the cost of the launch insurance premium and amortize it over the satellite’s operational life.

      In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering commercially reasonable in-orbit policies that last for no more than one year. Currently, the premium on an in-orbit policy is typically 2.50% to 3.25% per year of the insured amount, which equates to an annual premium of between $5 million and $6.5 million on a typical $200 million satellite that is fully insured. We record the in-orbit insurance premiums as direct operating costs as they are incurred.

      The terms of spacecraft insurance policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more (formerly 50%) of a satellite’s communications capacity is lost. In addition, the in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite’s communications capacity, in each case subject to applicable deductibles and exclusions. Accordingly, payments for loss under these policies may not coincide with the actual impairment of the satellite. Satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have been operationally impaired may not result in any insurance payment. Insurance policies typically provide for salvage payments to the insurer, which historically have been based on a revenue share of any revenues generated from satellites that continue to operate after a total loss benefit has been paid.

Backup Satellites and Transponders

      For certain of our satellites, we may maintain in-orbit spare satellites, ground-based spare satellites, interim restoration capacity on other satellites, or designated reserve transponders as backups. While these approaches do not provide a cash payment in the event of a loss or an anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

      We currently use in-orbit spares to backup portions of our fleet. For example, Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity to serve our U.S. cable customers. These satellites back-up all or portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/ Horizons 1.

Satellite Risk Management Strategy

      As a result of the relatively high number of satellite and launch vehicle anomalies in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs.

Insured Satellites

      As of December 31, 2003, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of $1.1 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.4 billion.

      Set forth below is a table describing our insured satellites as of December 31, 2003. Under Spacecraft Model, “BSS” indicates a Boeing model, “SSL” indicates a Space Systems/ Loral model, and “ORB” indicates an Orbital Sciences model.

		Estimated End	Material Operating
Satellite	Spacecraft Model	of Useful Life	Anomalies	Significant Exclusion in Policy

Galaxy 3C	BSS 702	2017	—	No
Galaxy 4R	BSS 601 HP	2007	XIPS(1)	Yes — XIPS(2)
Galaxy 10R	BSS 601 HP(3)	2015	—	No
Galaxy 12	ORB Star 2	2018	—	No
Galaxy 13/ Horizons 1	BSS 601 HP(3)	2018	—	Yes — XIPS
PAS-2	BSS 601(4)	2009	SSPA(5)	Yes — SCP & SSPA
PAS-3R	BSS 601(4)	2009	—	Yes — SCP
PAS-6B	BSS 601 HP	2008	XIPS(1)	Yes — XIPS
PAS-8	SSL FS 1300	2014	—	Yes — momentum wheels(6)
PAS-9	BSS 601 HP(3)	2015	—	Yes — XIPS
PAS-10	BSS 601 HP(3)	2016	—	No(7)

(1)	Both the primary and secondary XIPS have failed and these satellites are operating on their back-up bi-propellant propulsion system.

(2)	We have settled a constructive total loss claim on the main policy. A small policy remains which has a XIPS exclusion.

(3)	All of our owned BSS 601 HP satellites have XIPS (See “BSS 601 HP XIPS” above).

(4)	Both primary and secondary SCPs are fully functional.

(5)	Solid state power amplifiers (“SSPA”) have been failing over time which reduce available C-band transponder capacity. The insurance policy has a deductible that makes a claim unlikely.

(6)	Momentum wheels are used to control the attitude of the satellite.

(7)	The supplemental policy on PAS-10, covering an investment in sales-type lease of $38.9 million, has a component exclusion for XIPS. The primary policy on this satellite has no component exclusion.

Significant Exclusion Policies

      Of the insured satellites, as of December 31, 2003, seven were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). These satellites had an aggregate net book value of $752 million as of December 31, 2003. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. The seven satellites covered by Significant Exclusion Policies as of December 31, 2003, were:

•	PAS-2, PAS-3R, PAS-8 and PAS-9 have operational redundancies available for the systems on which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion.

•	PAS-6B is currently operating on its backup bi-propellant propulsion system (See “Satellite Technology — BSS 601 HP XIPS” above).

•	Galaxy 4R, for which insurance proceeds were received during 2003, has a remaining policy covering $20.6 million of investments in sales-type leases that is subject to a component exclusion. Galaxy 4R is currently operating on its backup bi-propellant propulsion system (See “Satellite Technology — Recent Insurance Settlements” below).

•	Galaxy 13/ Horizons 1, which was launched on October 1, 2003, continues to have a fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

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

Uninsured Satellites

      We had 15 uninsured satellites in-orbit as of December 31, 2003. At December 31, 2003, our uninsured satellites had a total net book value and other insurable costs of approximately $584 million.

      Set forth below is a table describing our uninsured satellites as of December 31, 2003. Under Spacecraft Model, “BSS” indicates a Boeing model, “SSL” indicates a Space Systems/ Loral model, and “ORB” indicates an Orbital Sciences model.

		Estimated
		End of
	Spacecraft	Useful	Material Operating
Satellite	Model	Life	Anomalies	Insurance Considerations	Replacement Expectations

Satellites in primary operating service:

Galaxy 1R	BSS 376	2005	–	Limited life remaining; Protected by in-orbit spare	Yes – 2005
Galaxy 5	BSS 376	2004	–	Limited life remaining; Protected by in-orbit spare	Yes – 2004
Galaxy 11	BSS 702	2015	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes – Ground spare construction to commence in 2004
SBS 6	BSS 393	2007	–	Limited life remaining	Under review.
PAS-1R	BSS 702	2016	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms;	Yes at a date to be determined
PAS-7	SSL FS 1300	2013	Solar Panel	Previous insurance settlement; No net book value	Yes – 2013

Back-up satellites and satellites in secondary operating service:

Galaxy 3R	BSS 601	2004	Single SCP	Limited life remaining	No – Already replaced
Galaxy 9	BSS 376	2008	–	Back-up satellite; Insurance not available on commercially reasonable terms	No – Already replaced
PAS-4	BSS 601	2010	Single SCP	Back-up satellite	No – Already replaced

PAS-5	BSS 601 HP	2012	Battery Cells	Previous insurance settlement; No net book value	No – Already replaced
PAS-6	SSL FS 1300	2012	Solar Panel	Previous insurance settlement; Back-up satellite	No – Already replaced
HGS-3	BSS 601	2011	Battery Controller	Minimal net book value	No
HGS-5	BSS 376	2005	–	Limited life remaining; No net book value	Under review

Leasat F5	BSS 381	2010	–	No net book value	No
Galaxy 8-i	BSS 601 HP	Deorbited in 2004	–	Previous insurance settlement; No net book value	No – Already replaced

      An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. See “Risks Relating to Our Business — Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.”

Recent Insurance Settlements

      On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft in the amount of $169 million, subject to salvage. During the third quarter of 2003, we reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We received these proceeds during the fourth quarter of 2003. In October 2003, we commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim.

      We cannot assure you that we will be successful in these proceedings or, if successful, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

      The insurance policies for Galaxy 11 and PAS-1R were in the amounts of approximately $289 million and $345 million, respectively, for total losses, and both included a salvage provision requiring that we share 10% of future revenues from these satellites with the insurers. On December 29, 2003 we reached a partial loss settlement of these insurance claims for payment of $260 million with no future revenue share. This negotiated resolution balances the expected loss of capacity and the remaining use expected to be achieved with respect to the satellites. The availability and use of any proceeds from the Galaxy 11 and PAS-1R insurance claims are restricted by the agreements governing our debt obligations. As of the date hereof, we have received substantially all of the settlement amount and plan on using these proceeds to replace existing satellites over the next several years.

Satellite Deployment Plan

      Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives. In addition, we selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities.

      During 2003, we launched our Galaxy 12 and Galaxy 13/ Horizons 1 satellites. We expect to launch up to three satellites by the end of 2006, including:

•	Galaxy 14 — We are currently scheduled to launch this satellite in the third quarter of 2004 to replace Galaxy 5 at 125 degrees west longitude.

•	Galaxy 15 — We currently plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. This satellite will include an additional L-band payload (See “Long-term Construction Arrangements” above).

•	Galaxy 16 — We currently plan to launch Galaxy 16 in 2006 to replace Galaxy 4R at 99 degrees west longitude prior to the end of its useful life. We are currently negotiating definitive terms for the procurement of this satellite (See “Commitments and Contingencies — Satellite Construction and Launch Contracts” below).

      In addition, in the second half of 2004, we expect to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. Finally, we are working with the customers on PAS-6B to address their future needs. To address those needs we may construct and launch a new satellite prior to the end of the life of PAS-6B. No commitments have been made for the procurement of these satellites at this time.

Liquidity and Capital Resources

Cash and Cash Equivalents

      At December 31, 2003, we had cash and cash equivalents of $511.2 million, compared to $784.0 million at December 31, 2002. During the year ended December 31, 2003 we recorded the following significant transactions impacting cash and cash equivalents:

•	Generated $473.4 million of cash flows from operations

•	Received $102.6 million of insurance proceeds during 2003 related to our Galaxy 4R satellite

•	Collected $69.5 million from one of our satellite manufacturers in relation to a previously recorded receivable for the mutual termination of a satellite construction contract (See Note 4 “Satellites and Other Property and Equipment — Net” in the Consolidated Financial Statements)

•	Repaid $850 million of our debt during 2003. These repayments were as follows:

•	$200 million scheduled repayment of our 6% Senior Notes in January 2003

•	$350 million prepayment under our credit facility in July 2003

•	$300 million prepayment of our amended credit facility in December 2003

•	Made $104.1 million of capital expenditures during 2003

•	Made $158.7 million of interest payments during 2003 in relation to our debt and incentive obligations

      The following significant transactions impacting cash and cash equivalents are expected to occur during 2004 and early 2005:

•	We expect that cash flows from operations during 2004 would be approximately at the same level as 2003

•	As of the date hereof, we received substantially all of the $260 million settlement related to the Galaxy 11 and PAS 1R insurance claims that were receivable as of December 31, 2003.

•	Capital expenditures for 2004 are expected to range from $165 million to $195 million

•	Scheduled interest payments during 2004, including interest relating to incentive obligations, are expected to range from $125 million to $135 million

•	In January 2005, we are scheduled to repay our outstanding $275 million 6 1/8% Senior Notes

Changes in Cash Flows: 2003 Compared to 2002

			Dollar
	2003	2002	Change

	(In thousands)
Net cash provided by operating activities	$473,381	$519,247	$(45,866)
Net cash provided by (used in) investing activities	$108,762	$(179,096)	$287,858
Net cash (used in) provided by financing activities	$(855,267)	$1,420	$(856,687)
Effect of exchange rate changes on cash	$374	$(839)	$1,213

      The decrease in the net cash provided by operating activities is primarily attributable to: (i) a decrease in net income adjusted for non-cash items of $26.8 million; (ii) an increase in the cash used within operating leases and other receivables of $16.1 million as a result of higher receivable balances; and (iii) a decrease in cash provided from accounts payable and accrued liabilities of $38.6 million. The increase in receivables is attributable to additional government service billings and timing of cash receipts from customers. The decrease in cash provided from accounts payable and accrued liabilities is primarily a result of changes in accrued interest and scheduled interest payments after the company’s 2002 debt refinancing. These decreases in cash provided by operating activities were partially offset by an increase in cash provided by prepaid expenses and other assets of $32.8 million primarily resulting from (i) reductions in prepaid satellite insurance of $12.5 million, and (ii) the receipt of income tax refunds during 2003 which were established during 2002.

      The increase in net cash provided by investing activities was primarily due to:

•	A decrease of capital expenditures of $190.2 million

•	$69.5 million collected from one of our satellite manufacturers in relation to a previously recorded receivable for the mutual termination of a satellite construction contract

•	A change of $160.6 million related to short-term investments. During 2002, we had net purchases of short-term investments of $99.8 million as compared to net sales of short-term investments of $60.8 million during 2003.

      These increases to cash provided by investing activities were partially offset by the following decreases:

•	A decrease of $112.4 million of insurance proceeds received during 2003 as compared to 2002

•	Cash paid for acquisitions during 2003 of $20.2 million

      The increase in net cash used in financing activities was primarily due to $1.8 billion of new borrowings obtained in the 2002 Refinancing. This decrease was partially offset by the following:

•	Lower repayments of long-term debt during 2003 of $921.5 million. During 2003 and 2002, we repaid $850.0 million and $1,771.5 million, respectively, of long-term debt.

•	Lower debt issuance costs of approximately $39.9 million. We incurred $41.4 million of debt issuance costs in conjunction with our 2002 Refinancing.

      For the year ended December 31, 2003 cash increased by $0.4 million as a result of foreign exchange rate changes, as compared to a decrease of $0.8 million for the year ended December 31, 2002. The translation gain as of December 31, 2003 was primarily due to the decrease in the value of the U.S. dollar during 2003.

Changes in Cash Flows: 2002 Compared to 2001

			Dollar
	2002	2001	Change

	(In thousands)
Net cash provided by operating activities	$519,247	$507,904	$11,343
Net cash (used in) investing activities	$(179,096)	$(203,836)	$24,740
Net cash provided by financing activities	$1,420	$9,853	$(8,433)
Effect of exchange rate changes on cash	$(839)	$—	$(839)

      The increase in the net cash provided by operating activities is primarily attributable to an increase in net income adjusted for non-cash items of $23.5 million and a decrease in the cash used within prepaid expenses and other assets of $12.6 million. The decrease in cash used within prepaid expenses and other assets is primarily a result of: (i) a reduction in prepaid satellite insurance of $5.9 million; and (ii) a reduction in prepaid expenses and deferred charges for webcast services of $3.4 million. These increases in cash provided by operating activities were partially offset by increases in accounts payable and accrued liabilities of $27.3 million primarily resulting from the timing of payments to vendors, including satellite insurance payments.

      The decrease in net cash used in investing activities was primarily due to the receipt of $82.6 million of additional proceeds from insurance claims during the year ended December 31, 2002 as compared to the year ended December 31, 2001 and a reduction in capital expenditures in 2002 of $43.9 million as compared to 2001. These decreases were partially offset by an increase of $99.8 million in cash used to purchase short-term investments during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

      The decrease in net cash provided by financing activities was primarily due to $1.8 billion of new borrowings obtained in the 2002 Refinancing as well as $21.2 million of repayments of long-term debt in 2001. These decreases in net cash used in financing activities were partially offset by repayments of long-term debt of $1.772 billion under the Hughes Electronics term loan which was completed in February 2002 and the repayment of the Galaxy 3R Notes in January 2002, as well as debt issuance costs paid during 2002 of $41.4 million related to the Refinancing.

      For the year ended December 31, 2002, cash decreased by $0.8 million as a result of foreign exchange rate changes, as compared to $0 for the year ended December 31, 2001. The decrease in 2002 was primarily attributable to the devaluation of the Brazilian Real and increased activity in Brazil after we opened our first Brazilian sales office in December 2001.

Short-Term Investments

      At December 31, 2003, we had short-term investments of $38.9 million compared with $99.8 million as of December 31, 2002. The short-term investments primarily consist of commercial paper with original maturities of up to twelve months. All of the short-term investments held as of December 31, 2003 have remaining maturities of three months or less.

Long-Term Debt

      We had total debt outstanding of $1.7 billion, including current maturities of $3.5 million related to our credit facility. This outstanding debt was comprised of the following:

• Senior Secured Credit Facility	— $350 million
• 6 1/8% Notes due 2005	— $275 million
• 6 3/8% Notes due 2008	— $150 million
• 8 1/2% Senior Notes due 2012	— $800 million
• 6 7/8% Notes due 2028	— $125 million

      On October 29, 2003, we amended our Senior Secured Credit Facility to provide for the refinancing of the then existing Term A Facility and Term B Facility under a new Term Loan B-1 facility (the “Term B-1 Facility”) (the “Term B-1 Facility Amendment”) with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal, after giving effect to the December 29, 2003 prepayment, as follows (in thousands):

Year Ending December 31,	Amount Due

2004	$3,500
2005	3,500
2006	3,500
2007	3,500
2008	3,500
2009	85,094
2010	247,406

Total	$350,000

      The Senior Secured Credit Facility includes a $250.0 million revolving credit facility, which is presently undrawn and will terminate on December 31, 2007 (the “Revolving Facility”). We had

outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. Currently, the Revolving Facility also bears interest at LIBOR plus 2.5%, although these interest rates are subject to adjustment based on our total leverage ratio. In addition, we are required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on our total leverage ratio. As of December 31, 2003, this commitment fee rate was 0.375% per year and the applicable interest rate on the Term B-1 Facility was 3.64%.

      The indenture governing the Senior Notes due in 2012 and the agreement governing the Senior Secured Credit Facility contain various covenants that impose significant restrictions on our business. These covenants limit our ability to, among other things: incur or guarantee additional indebtedness; make certain payments such as dividends; create or permit to exist certain liens; enter into business combinations; make investments; enter into transactions with affiliates and enter into new businesses. The Senior Secured Credit Facility also limits our ability to sell certain assets. The Term B-1 Facility Amendment adjusted certain operating covenants under the Senior Secured Credit Facility to provide greater operational flexibility. As of December 31, 2003, we were in compliance with all such covenants.

      In accordance with the agreement governing the Senior Secured Credit Facility, we entered into an interest rate hedge agreement on $100.0 million of the then existing Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. In the unlikely event that the counterparty fails to meet the terms of the interest rate hedge agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparty. The fair value of the interest rate hedge agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest-rate hedge agreement as of December 31, 2003, based upon quoted market prices from the counterparty, reflected a liability of approximately $2.1 million. In conjunction with the Term B-1 Facility Amendment described above, the terms of this interest rate hedge were unchanged and the hedge continues on the Term B-1 Facility at the rate of 5.64% based upon the interest rate applicable to the new Term B-1 Facility. In addition, we will no longer be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility upon expiration of the current agreement on August 30, 2005.

      Obligations under the Senior Secured Credit Facility and the Senior Notes due 2012 are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. In addition, such obligations are equally and ratably secured by perfected first priority security interests in, and mortgages on, substantially all of ours and our subsidiaries’ tangible and intangible assets, including satellites.

Teleport Consolidation Plan

      In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead teleport was closed in 2003 and we expect to close our Spring Creek teleport during 2004. We expect that our Napa teleport will become the West Coast hub for communications, video, and data services, taking on occasional-use and full-time services now provided by the Fillmore teleport. In addition to its current services, we expect that the Ellenwood teleport will serve as our East Coast hub, providing similar services that migrate over from Homestead and Spring Creek. During 2003, we recorded charges of $4.2 million related to this teleport consolidation plan, primarily representing severance costs.

      We estimate that this teleport consolidation plan will result in approximately $7 million of costs through the end of 2004 and a gain on the disposal of land, buildings, and equipment of approximately $11 million that will be recorded upon the sale. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

Facilities Restructuring and Severance Costs

      As part of our continuing effort to improve operational efficiencies, in October 2003, our management approved a plan to reduce our workforce by approximately 45 employees. As a result, we recorded a severance charge of approximately $1.4 million in the fourth quarter of 2003. These severance costs were primarily related to employee compensation, benefits and outplacement services.

      On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. We recorded a non-cash charge in our consolidated income statement of $13.9 million during 2002. This charge reflects future lease costs, net of estimated future sublease revenue related to unused facilities and the write-off of leasehold improvements. In 2003, we recorded restructuring credits of $1.4 million related to the signing of sub-lease agreements for amounts higher than originally estimated.

      At December 31, 2003, we had $5.4 million of accruals remaining from the facilities restructuring and severance charges primarily relating to long-term lease obligations (See Note 11 to our Consolidated Financial Statements, “Facilities Restructuring and Severance Costs”).

Insurance Settlements

      Over the past five years we have received over $750 million of proceeds from insurance claims related to our satellites. In addition, we have received substantially all of the $260 million of proceeds from the December 29, 2003 settlement of the Galaxy 11 and PAS 1R insurance claims (See “Satellite Technology — BSS 702 Solar Arrays” above). Insurance claims received over the past five years have included the following:

•	During the fourth quarter of 2003, we received $102.6 million of insurance proceeds under the insurance policy for our Galaxy 4R spacecraft (See “Satellite Technology — Recent Insurance Settlements” above).

•	In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which resulted in a reduction of 28.9% of the satellite’s total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve its customers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim for a payment to us of $215 million. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, we recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. We received the $215 million of insurance proceeds in 2002.

•	In January 2001, we received a payment of approximately $132.4 million relating to an insurance claim we filed with respect to our Galaxy 7 satellite. The insurance settlement was recognized as an offset to the carrying value of the satellite and resulted in a $3.4 million gain from proceeds in excess of the carrying value in 2000.

•	In September 1999, in connection with anomalies on Galaxy 8-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304 million, of which approximately $271 million was collected as of December 31, 1999 and the remainder was collected during 2000. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss was recognized as a result of these settlements.

Capital Expenditures

      We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, our satellite and non-satellite capital expenditures were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Description	2003	2002	2001

Satellite Capital Expenditures	$76,991	$282,464	$240,166
Non-Satellite Capital Expenditures	27,091	11,849	98,037

Total	$104,082	$294,313	$338,203

      As a result of the capital expenditures made prior to 2003, we anticipate that satellite capital expenditures will remain at the reduced levels indicated for the past three years and we anticipate that capital expenditures for non-satellite infrastructure in the near future will be comparable to 2003 levels.

      We estimate that satellite and non-satellite capital expenditures for 2004 will be in the range of $165 million to $195 million. These expected capital expenditures include capital expenditures related to the following satellites:

Satellite	Expected Launch Date	Expected In Service Date

Galaxy 14	Third quarter of 2004	Fourth quarter of 2004
Galaxy 15	First quarter of 2005	Second quarter of 2005
Galaxy 16	First quarter of 2006	Second quarter of 2006

      In addition, in the second half of 2004, we expect to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16.

Sufficiency of Funds

      We believe that amounts available under the Revolving Credit Facility, future cash flows from operations and available cash and short-term investments, will be sufficient to fund our operations, debt service requirements and our remaining costs for the construction and launch of satellites currently under development for at least the next 24 months. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to cover any shortfall in funding for additional launches caused by launch failures, cost overruns, delays, capacity shortages or other unanticipated expenses.

Commitments and Contingencies

      The following schedule summarizes our contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

	Payments Due by Period

		Less Than
Contractual Obligations	Total	One Year	1-3 Years	4-5 Years	After 5 Years

Total Debt	$1,700,000	$3,500	$282,000	$157,000	$1,257,500
Satellite Incentive Obligations	125,405	12,654	24,687	24,743	63,321
Operating Leases	32,758	5,448	9,975	8,578	8,757
Satellite Construction and Launch Contracts	84,671	54,545	11,828	2,165	16,133
Customer Contracts	34,994	7,878	7,232	6,521	13,363
Vendor Contracts	87,158	14,986	29,768	16,161	26,243

Total Contractual Obligations	$2,064,986	$99,011	$365,490	$215,168	$1,385,317

      The total debt and satellite incentive obligations shown above exclude interest payments due. In addition, cash to be paid for income taxes is excluded from the table above.

      Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2003, we do not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

      For a discussion of the Company’s debt obligations see “Liquidity and Capital Resources — Long-Term Debt”, above.

Satellite Incentive Obligations

      Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2003 we had $125.4 million of liabilities recorded in relation to these satellite incentive obligations.

Operating Leases

      We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and various other facilities. As of December 31, 2003, our future minimum lease commitments under operating leases net of future sub-lease income aggregated approximately $32.8 million.

Satellite Construction and Launch Contracts

      We have approximately $84.7 million of expenditures remaining to be made under existing satellite launch and construction contracts, net of approximately $6.1 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Included in these future expenditures are costs related to Galaxy 14 and Galaxy 15, which were purchased together, along with Galaxy 12, to take advantage of available volume discounts.

      In October 2003, we amended our launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. Included in the amount of satellite commitments above as of December 31, 2003, were approximately $13 million related to this navigation payload. We have entered into an agreement with a customer for the sale and use of this L-band payload.

      Through December 31, 2003, we have made approximately $126.6 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We have also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we now expect to use this launch in early 2006 to replace our Galaxy 4R satellite.

      In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/ Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. We are currently negotiating definitive terms for the procurement of this satellite. While we have made no commitment to any launch provider for the launch of this satellite, we do have prepaid launch services already under contract, which could be used for this satellite (See “Satellite Deployment Plan” and “Capital Expenditures” above).

Customer and Vendor Obligations

      We have certain contracts with our customers, which require us to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2003, we had commitments under these customer contracts which aggregated approximately $35.0 million related to the provision of equipment, services and other support.

      We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2003, we have commitments under these vendor contracts which aggregated approximately $87.2 million related to the provision of equipment, services and other support.

Executive Agreements

      One of our executives is party to an employment agreement that provides for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason (as defined in such agreement). Certain other executives are party to change-in-control severance agreements, which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control of Hughes Electronics. As a change in control of Hughes Electronics occurred on December 22, 2003, these agreements will apply if an involuntary termination of the executive occurs on or before December 22, 2006. If all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $9.0 million to $11.0 million.

      Certain of our other executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon an involuntary termination of the executive’s employment within three years after a change in control of PanAmSat, as defined in their respective agreements. These agreements expire if no change in control of PanAmSat has occurred on or before December 31, 2004.

Other

      Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

      We have issued letters of credit totaling $1.1 million. These letters of credit were outstanding as of December 31, 2003.

      We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management bases their estimates and judgments on historical experience and on various other factors. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting areas that require the most significant management estimates and judgments:

Receivables (Including Net Investment in Sales-Type Leases)

      A significant amount of judgment is required by management in estimating the amount of reserves required for receivables that are potentially uncollectible. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collectability of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer’s financial status or the receivable is collected, revenue is recorded at that time.

      While such credit losses described above have historically been within our expectations and the provisions established, we cannot guarantee that we will experience the same credit loss rates that we have estimated or historically experienced. As such, additional charges could be incurred in the future to reflect differences between estimated and actual collections.

      Since our long-term receivables and net investment in sales-type leases relate to significant long-term contracts which are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our long-term receivables or net investment in sales-type leases and our future operating results. Additionally, if a satellite’s useful life is shortened, and a sales-type lease is recorded on that satellite, we would write off the portion of the sales-type lease receivable which is uncollectible as a result.

      As of December 31, 2003 and 2002, we had aggregate gross receivables of $309.8 million and $303.6 million, respectively, related to operating leases, sales-type leases, and other long-term receivables. With respect to these amounts, we maintained aggregate allowances of approximately $38.3 million and $36.0 million in 2003 and 2002, respectively, including allowances for doubtful accounts and customer credits (See “Deferred Charges and Other Assets — Net” and “Accounts Receivable” within Note 2 “Significant Accounting Policies” and Note 3 “Operating Leases and Net Investment in Sales-Type Leases” to our Consolidated Financial Statements). Our accounts receivables and related reserves as of December 31, 2003 and 2002 were as follows:

	December 31,	December 31,
	2003	2002	Change

Gross Receivables
Current Receivables	$101,497	$56,050	$45,447
Long-term Receivables	59,767	52,191	7,576
Net Investment in Sales-type Leases	148,575	195,381	(46,806)

Total Gross Receivables	309,839	303,622	6,217

Reserves
Allowance for Bad Debt	(6,369)	(8,741)	2,372
Allowance for Customer Credits	(18,122)	(13,033)	(5,089)

Total Current Reserves	(24,491)	(21,774)	(2,717)

Long-term Reserve	(4,923)	(3,584)	(1,339)
Reserve for Sales-Type Leases	(8,854)	(10,654)	1,800

Total Long-term Reserves	(13,777)	(14,238)	461

Total Reserves	(38,268)	(36,012)	(2,256)

Total Net Receivables	$271,571	$267,610	$3,961

Evaluation of Satellites and Other Long-Lived Assets for Impairment and Satellite Insurance Coverage

      We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through undiscounted future expected cash flows generated by those assets (excluding interest charges). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite

      If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

      Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured. For tables showing satellite insurance coverage and identified significant operational concerns, see “Insured Satellites” and “Uninsured Satellites” above.

      See “Risks Relating to Our Business — Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance” and Note 2 “Significant Accounting Policies — Evaluation of Long-Lived Assets” to our Consolidated Financial Statements.

Valuation of Goodwill

      We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS 142, which is described in Note 2 and Note 5 to our Consolidated Financial Statements. SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2003, we utilized an independent valuation expert to assist us in our assessment of the fair value of our reporting unit using a combined discounted cash flow and market approach. No charge was required as a result of this impairment assessment. Significant estimates and other variables utilized in this valuation include:

      Discounted cash flow approach:

•	Discount rate

•	Our 5-year Plan, including expected future revenues, operating expenses, capital expenditures and future cash flows

•	Industry projections and analyses, including an expected perpetuity growth rate

      Market approach:

•	Control premium

•	The price of our stock

      Changes in these estimates could result in changes to our estimated cash flows and market assessment utilized to determine the valuation. This could result in a write-down of the asset in a future period, which would be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to our results of operations.

Depreciable Satellite Lives

      The estimated useful lives of our satellites are based upon the lower of the satellite’s design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods and may necessitate acceleration of planned capital expenditures in order to replace or supplement the satellite earlier than planned. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite, an impairment charge would be recorded. The lives of the Company’s Galaxy 4R and PAS-6B satellites were reduced as a result of the

XIPS failures experienced during 2003 resulting in accelerated depreciation for these satellites (See “Satellite Technology — BSS 601 HP XIPS” above).

Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance in order to reduce our deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. Management establishes this valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. During 2003, we recorded a valuation allowance for foreign tax credits of $7.4 million that are likely to expire prior to being utilized.

      Beginning in 1998 through December 22, 2003, we and our subsidiaries joined with Hughes Electronics and GM in filing a consolidated U.S. Federal income tax return. On December 22, 2003, Hughes Electronics split-off from General Motors Corporation (“GM”) and as a result Hughes Electronics no longer files a U.S. federal income tax return with GM. We will continue to file a consolidated U.S. federal income tax return with Hughes Electronics, which will file a U.S. federal income tax return as a separate consolidated group.

      We currently operate under federal and state income tax sharing agreements with Hughes Electronics, our parent corporation. In accordance with such agreements, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2003, our balance sheet reflected a deferred tax asset in the amount of $152.0 million, net of a valuation allowance, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits. Our tax sharing agreements with Hughes Electronics do not provide for the payment by either Hughes Electronics or us, upon our separation from Hughes Electronics’ consolidated return group, for any benefit relating to any of our tax attributes at such time. Absent amending the existing agreements to the contrary, the parties’ obligations under the tax sharing agreements through the date of a separation will be based on the pro forma tax returns required by such agreements. Upon separation from Hughes Electronics, our net operating loss carryforwards and other tax attributes will be those shown on the tax returns that were actually filed and our deferred tax assets will be recomputed to reflect those attributes. The existing tax sharing agreements do not address tax matters upon separation of the companies. Since we make separate elections to treat items differently under the tax sharing agreements than reported on the actual tax returns, the tax bases in our satellites may increase and our net operating losses and other tax attributes may decrease in the event of separation. (See “Certain Relationships and Related Transactions — Transactions with Hughes Electronics and Its Affiliates — Tax Sharing Agreements”).

      Our income tax provision prior to 2003 included estimates of potential tax expense for the possible reduction upon Internal Revenue Service (“IRS”) audit of the tax benefits we derived from a deduction for the Extraterritorial Income Exclusion (ETI) and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to 2003, we have assessed our minimum and maximum exposure for Federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

      Various foreign governments have asserted that we are subject to income withholding taxes on the revenue derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under local and U.S. tax law. We provided additional taxes in 2003 that substantially affected our effective tax rate. We consider our reserves adequate for any exposure we may have for potential income withholding taxes on this broadcaster revenue. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

      During 2002, the IRS commenced an examination of the GM consolidated tax group for the years 1998-2000 of which we are a member. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations.

Market Risks

      We manage our exposure to market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges, to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt” above. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

      We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the year for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases, fixed rate public debt and variable rate debt as follows:

•	For our sales-type leases, a discount rate based on a 10-year U.S Treasury bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared in order to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our fixed rate public debt, the current market price, coupon and maturity are used to determine the yield for each public debt instrument as of the end of the year. The yield is then adjusted by a factor of 10% and this revised yield is then compared to the original yield to determine the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the year is applied to the applicable principal outstanding at the end of the year to determine an annual interest expense based on year-end rates and principal balances. This calculation is then performed after increasing the LIBOR rate plus

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

      We did not experience any material changes in interest rate exposures during the year ended December 31, 2003. Based upon economic conditions and leading market indicators at December 31, 2003, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

      As of December 31, 2003, long-term debt consisted of fixed-rate borrowings of $1.35 billion, $250 million of floating rate debt, and $100 million of floating rate debt that has been exchanged for a fixed-rate obligation on $100 million through August 30, 2005 (refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt” above). We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at December 31, 2003 and 2002 would be a reduction in cash flows of approximately $0.9 million and $4.3 million, respectively, and a reduction in net income of approximately $0.5 million in 2003 and $2.4 million in 2002.

      Fluctuations in interest rates may also affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At December 31, 2003 and 2002, outstanding fixed-rate borrowings bore interest at rates ranging from 6.125% to 8.5% and 6.0% to 8.5%, respectively, and sales type lease receivables bore interest between 8.0% and 12.0%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $46.0 million and $3.3 million as of December 31, 2003 and $65.9 million and $3.4 million as of December 31, 2002, respectively.

Certain Relationships and Related Transactions

     Transactions with News Corporation and Its Affiliates (other than Hughes Electronics)

      We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from News Corporation and its affiliates were $91.8 million in 2003, or 11% of our revenues in 2003.

      In January 2004, we and Fox Entertainment signed a multi-year, multi-satellite contract making News Corporation and its affiliates one of our top five global customers. Under the terms of the agreement, Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade.

      See “Contracted Backlog,” above, for backlog from News Corporation, Hughes Electronics and other affiliated entities.

     Transactions with Hughes Electronics and Its Affiliates

      Satellite Services. We are a party to agreements with Hughes Electronics and certain of its subsidiaries and affiliates (collectively, the “Hughes Entities”) pursuant to which we provide satellite capacity, TT&C and other related services and facilities to the Hughes Entities, including Hughes Network Systems, Inc. (“HNS”), Hughes Global Services, Inc. (“HGS”) (prior to our acquisition of it in March 2003), DTVLA and DIRECTV, Inc. Revenues derived from the Hughes Entities were $128.9 million in 2003, or 16% of our revenues in 2003, $166.5 million in 2002, or 20% of our revenues in 2002, and $161.2 million in 2001, or 19% of our revenues in 2001, making the Hughes Entities collectively our largest customer in each of those periods.

      During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DTVLA. This amendment became effective in February 2004 upon DTVLA’s emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and Hughes Electronics has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

      Tax Sharing Agreements. We currently operate under federal and state income tax sharing agreements with Hughes Electronics, our parent corporation (See “Critical Accounting Policies — Deferred Taxes” above).

      During 2002, the Internal Revenue Service commenced an examination of the General Motors, Inc. consolidated tax group for the years 1998-2000 of which we were a member. As a result, our federal income tax returns for those years are currently under examination. We believe that adequate provision has been made for any adjustment which might be assessed as a result of this examination.

      Satellite Procurement Agreements. We are a party to agreements with The Boeing Company (“Boeing”), formerly Hughes Space and Communications Company (“HSC”), for the construction of satellites. Prior to the sale of HSC to Boeing on October 6, 2000, HSC was an affiliate of ours. We believe the agreements, which became obligations of Boeing following the consummation of the sale by Hughes Electronics of HSC to Boeing, are on commercially reasonable terms, as each was procured through a competitive bidding process. We entered into an agreement in October 1998 for the construction of up to six satellites (Galaxy 10R, Galaxy 4R, PAS-9, PAS-10, Galaxy 8-iR and Galaxy 13/ Horizons 1), all of which were ordered. Galaxy 10R, Galaxy 4R, PAS-9 and PAS-10 were placed in service prior to 2002. During 2003, the construction contract for Galaxy 8-iR was mutually terminated by us and Boeing (See Note 4 to our Consolidated Financial Statements, “Satellites and Other Property and Equipment — Net”). Galaxy 13/ Horizons 1 was launched on October 1, 2003 and was placed in service in January 2004. Pursuant to such agreements and prior agreements with HSC for the construction of PAS-2, PAS-3, PAS-4, PAS-5, PAS-6B, PAS-1R, Galaxy 11, Galaxy 3C, and Galaxy 13/ Horizons 1 a portion of the contract price (between 15% and 20%) for each satellite is paid in the form of incentive payments to be paid to HSC over a 12 to 15 year period after the construction and launch of the applicable satellite. As HSC was sold to Boeing on October 6, 2000, we did not record any satellite purchases from HSC during 2003, 2002 or 2001.

      In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/ Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. We are currently negotiating definitive terms for our acquisition of this satellite. While we have made no commitment to any launch provider for the launch of this satellite, we do have launch services already under contract which could be used for this satellite. (See “Satellite Deployment Plan” and “Capital Expenditures” above).

      Acquisition of Hughes Global Services. On March 7, 2003, we acquired substantially all of the assets of HGS from our affiliate, Hughes Electronics, for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. The acquisition supports our strategic initiative to expand government service offerings through G2.

      Hughes Electronics Term Loan. Prior to the refinancing of our indebtedness in February 2002, we owed Hughes Electronics $1.725 billion. We repaid Hughes Electronics with the proceeds of the refinancing on February 25, 2002. We did not make, and we were not required to make, any principal payments on the term loan prior to its repayment. During the years ended December 31, 2002 and 2001, we made approximately $7.7 million and $82.4 million, respectively, of interest payments to Hughes Electronics. The interest rate on the loan was tied to the interest rate on our then existing revolving credit facility. The interest rate on the term loan as of the repayment date was 2.30%.

      As a result of certain arrangements between Hughes Electronics and us, Hughes Electronics reimbursed us for certain fees and expenses incurred in the Refinancing. Such reimbursement was approximately $2.6 million and was received in 2002.

      Other Hughes Electronics Transactions. We transferred an authorization for a Ka-band orbital slot to HNS, an affiliate of ours, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission (“FCC”) has approved the transfer of this authorization.

      In addition, Hughes Electronics and other Hughes Entities lease to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and provide general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services, and permit the participation by us and our employees in certain discount programs. During the years ended December 31, 2003, 2002 and 2001, we incurred expenses related to such arrangements with Hughes Entities of approximately $1.9 million, $1.4 million and $1.9 million, respectively.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 requires that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations.

      In connection with our Refinancing in the first quarter of 2002, we recorded an extraordinary loss on early extinguishment of debt as a result of the write-off of the remaining unamortized debt issuance costs related to the Hughes Electronics term loan. Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4, on January 1, 2003, we reclassified this loss on extinguishment of debt to other expense, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. This reclassification had no effect on net income but resulted in lower income before income taxes of $3.3 million for the quarter ended March 31, 2002 and year ended December 31, 2002. The other provisions of SFAS 145 were effective in the second quarter of 2002 and did not have a significant impact on our financial statements.

      Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts).

	Year Ending

	2003	2002	2001

Net income, as reported	$99,532	$85,048	$30,604
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,157	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,875)	(9,151)	(16,990)

Pro forma net income	$91,814	$75,897	$13,614

Earnings per share:
Basic and Diluted — as reported	$0.66	$0.57	$0.20

Basic and Diluted — pro forma	$0.61	$0.51	$0.09

      The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

      The adoption of the following accounting pronouncements, or portions of the following accounting pronouncements, did not have a significant impact on our financial statements:

•	FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We adopted the disclosure requirements of FIN No. 45 during 2002 and adopted the initial recognition and initial measurement provisions of FIN No. 45 in January 2003.

•	In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, FIN 46-R (Revised) was issued to address certain FIN 46 implementation issues. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003.

•	EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was adopted by us on June 30, 2003, as required.

•	Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We adopted the provisions of SFAS 146 effective January 1, 2003.

•	Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS 149 on July 1, 2003.

•	Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) We adopted this standard on July 1, 2003, as required.

      For additional information regarding these pronouncements see Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements.

Risks Relating to Our Industry

Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies

      Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

•	The satellite manufacturer’s error, whether due to the use of new and largely unproven technology or simply due to a manufacturing defect

•	Problems with the power systems of the satellites, including:

•	Circuit failures causing reductions in the power output of the solar array panels on the satellites, which could require the operator to forego the use of some transponders initially and to turn off additional transponders in later years

•	Failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21

•	Problems with the control systems of the satellites, including:

•	Failure of the primary and/or backup spacecraft control processor

•	Failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position

•	General failures resulting from operating satellites in the harsh space environment

      We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for operational redundancies of certain critical components in the satellite to minimize or eliminate service disruptions in the event of failure, we cannot assure you that we will not experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, or that upon the occurrence of an anomaly, an operational redundancy will be available. In particular, we may experience additional anomalies relating to the failure of the SCP in certain of our BSS 601 satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites, or a progressive degradation of the solar arrays in certain of our BSS 702 satellites.

      Two BSS 601 satellites that we operated in the past, as well as BSS 601s operated by others, have experienced a failure of the primary and backup spacecraft control processors. Two of the BSS 601 satellites that we currently operate have experienced a failure of the primary spacecraft control processor. We have three other BSS 601 satellites in orbit that have not experienced any anomalies related to their spacecraft control processors, but we cannot assure you that similar anomalies will not occur on those satellites.

      Certain of the BSS 601 HP spacecraft have experienced various problems associated with their XIPS. We operate seven satellites of this type. Two of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We cannot assure you that problems associated with XIPS or other propulsion systems on our satellites will not occur in the future.

      Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we are monitoring the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellite to allow for the continued operation of other transponders, which could result in a loss of revenue. At this time, the power degradation has not required us to reduce the number of operating transponders on either affected satellite.

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

New satellites are subject to launch failures, the occurrence of which can materially and adversely affect our operations

      Satellites are subject to certain risks related to failed launches. Of the 38 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. Launch vehicles may also underperform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its useful life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a significant launch failure were to occur, our financial condition would be materially and adversely affected.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations

      The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

The market for satellite insurance has historically fluctuated significantly, and we may be unable to obtain new or renewal policies on commercially reasonable terms or at all

      The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. Recently, the cost of obtaining launch and in-orbit policies on satellites have reached historic highs. We expect the cost of obtaining such insurance to continue to remain high and perhaps rise further and we expect availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the continued effects of the September 11th terrorist events. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. For example, while we have in the past been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance are now unwilling to insure for periods greater than one year. An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums.

The fixed satellite services industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan

      We are subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, or permit interference which could affect the use of our satellites, our business, financial condition and results of operations could be materially adversely affected. In addition, there can be no assurance that we will continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunications Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. More specifically, the risks of government regulation include:

•	The FCC reserves the right to require satellites within its jurisdiction to be re-located to a different orbital location if it determines that re-location is in the public interest

•	Our ability to replace an existing satellite with a new satellite is typically subject to FCC approval

•	Governments, including the U.S. government, have the ability to regulate satellite and terrestrial transmissions that have the potential to interfere with government operations, or other satellite or terrestrial commercial operations and such regulation could interfere with our contractual obligations to customers

•	Currently unused orbital slots that have been granted to us may be revoked if we do not utilize such slots prior to their expiration dates, as was the case with two slots previously granted to us that the FCC revoked in 2000

      Because the regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which we wish to operate our satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate our satellites internationally could have a material adverse effect on our financial condition and results of operations.

We face risks in conducting business internationally

      A significant portion of our business is conducted outside the United States. For the years ended December 31, 2003, 2002 and 2001, approximately 56%, 58% and 60% of our revenues were generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Although almost all of our contracts with foreign customers require payment in U.S. dollars, customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue abroad, where it could be hard for us to enforce our rights.

Risks Relating to Our Business

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance

      Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by Significant Exclusion Policies or insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. Some of our satellites are uninsured. Moreover, any claims under existing policies are subject to settlement with the insurers. As of December 31, 2003, we had in effect launch and in-orbit policies covering 11 satellites in the aggregate amount of $1.1 billion, seven of which were covered by Significant Exclusion Policies. Fifteen of our satellites were uninsured. As of such date, the uninsured satellites and the satellites covered by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of approximately $1.3 billion. As our other insurance policies expire, we may elect to reduce or eliminate insurance coverage of certain other satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs make such insurance impractical and if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

      An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenue attributable to that loss. As of December 31, 2003, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled approximately $2.0 billion. As of December 31, 2003, insurance covered approximately $1.1 billion of these net insurable costs. The partial or complete failure of any revenue-producing satellites that are not substantially or fully insured could have a material adverse effect on our financial condition and results of operations.

Our business is capital intensive, and we may not be able to access the capital markets when we would like to raise capital

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

We are subject to significant and intensifying competition both within the fixed satellite services industry and outside the industry from companies offering other means to transmit signals, such as through fiber optics

      We face heavy competition in the fixed satellite services industry in different regions around the world from companies such as newly-privatized Intelsat Ltd. and Eutelsat S.A.; SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by Société Européenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe’s leading DTH services; New Skies Satellites N.V.; and Loral Space & Communications Ltd.; among others. Intensifying competition in this market, particularly as a result of the privatization in 2001 of both Intelsat and Eutelsat, may even result in lower prices for our services, which may adversely affect our results. Many of the owners of Intelsat are government-owned monopolies or privatized entities that are the dominant telecommunications companies in their home territories. By virtue of their substantial investment in the Intelsat system and their ties to government regulators, Intelsat’s owners have the incentive to, and may be able to, block us from entering certain non-U.S. markets. There has been a trend toward consolidation of major fixed satellite service providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world’s largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

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

Risks Relating to Our Indebtedness

Our substantial indebtedness could impair our financial condition and our ability to fulfill our obligations under our outstanding indebtedness

      Subject to the restrictions contained in the indenture governing our outstanding notes and in the agreement governing our Senior Secured Credit Facility, we may incur additional indebtedness. Our substantial indebtedness could:

•	Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate

•	Place us at a competitive disadvantage compared to our competitors that have proportionately less debt

•	Make it more difficult for us to borrow money for working capital, capital expenditures, acquisitions or other purposes

•	Expose us to the risk of increased interest rates with respect to that portion of our debt which has a variable rate of interest

      If we are unable to meet our debt obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

The terms of our indebtedness impose significant restrictions on our business

      The indenture governing our outstanding notes and the agreement governing our Senior Secured Credit Facility contain various covenants that limit our ability to, among other things:

•	Incur or guarantee additional indebtedness

•	Make restricted payments, including dividends

•	Create or permit to exist certain liens

•	Enter into business combinations and asset sale transactions

•	Make investments

•	Reduce or eliminate insurance on our satellites

•	Enter into transactions with affiliates

•	Enter into new businesses

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

We may be unable to repurchase the Senior Notes if we experience a change of control

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

Our majority stockholder and others to whom it may be bound may have interests that conflict with those of the noteholders

      Hughes Electronics beneficially owns approximately 80.5% of our common stock. As the majority stockholder, Hughes Electronics has the ability to control fundamental corporate transactions requiring the approval of our stockholders, including but not limited to the election of directors and the approval of significant corporate transactions, including a change of control. The interests of Hughes Electronics as a stockholder and the interests of others to whom Hughes Electronics may be bound may differ from the interests of the other stockholders and holders of our indebtedness.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of PanAmSat Corporation

      We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 5, 2004

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001
(Dollars In Thousands, Except per Share Data)

	2003	2002	2001

REVENUES:
Operating leases, satellite services and other	$814,006	$792,691	$802,194
Outright sales and sales-type leases	17,005	19,599	67,881

Total revenues	831,011	812,290	870,075

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	—	12,766
Depreciation and amortization	312,833	335,717	414,744
Direct operating costs (exclusive of depreciation and amortization)	149,696	126,387	147,401
Selling, general and administrative expenses	86,081	101,983	121,622
Facilities restructuring and severance costs	4,227	13,708	8,223
Gain on insurance claims	—	(40,063)	—
Loss on termination of sales-type leases	—	18,690	—

Total operating costs and expenses	552,837	556,422	704,756

INCOME FROM OPERATIONS	278,174	255,868	165,319
INTEREST EXPENSE — Net	143,632	142,470	111,153

INCOME BEFORE INCOME TAXES	134,542	113,398	54,166
INCOME TAX EXPENSE	35,010	28,350	23,562

NET INCOME	$99,532	$85,048	$30,604

NET INCOME PER SHARE — basic and diluted	$0.66	$0.57	$0.20

Weighted average shares outstanding	150,059,200	149,926,400	149,784,400

PANAMSAT CORPORATION

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002

(In thousands)

	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$511,248	$783,998
Short-term investments	38,936	99,785
Accounts receivable — net	77,006	34,276
Net investment in sales-type leases	23,068	22,858
Prepaid expenses and other (principally prepaid insurance)	20,428	43,170
Deferred income taxes	7,688	7,889
Insurance claim receivable	260,000	—
Receivable — satellite manufacturer	—	72,007

Total current assets	938,374	1,063,983

SATELLITES AND OTHER PROPERTY AND EQUIPMENT — Net	2,306,705	2,865,279
NET INVESTMENT IN SALES-TYPE LEASES	116,653	161,869
GOODWILL	2,243,611	2,238,659
DEFERRED CHARGES AND OTHER ASSETS — Net	129,534	157,948

TOTAL ASSETS	$5,734,877	$6,487,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,794	$65,314
Current portion of long-term debt	3,500	200,000
Current portion of satellite incentive obligations	12,654	11,995
Accrued interest payable	45,462	50,961
Deferred gains and revenues	22,436	18,923

Total current liabilities	155,846	347,193

LONG-TERM DEBT	1,696,500	2,350,000
DEFERRED INCOME TAXES	430,512	417,843
DEFERRED CREDITS AND OTHER (principally customer deposits, deferred revenue and incentive payments)	273,261	295,160

TOTAL LIABILITIES	2,556,119	3,410,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 400,000,000 shares authorized; 150,120,864 and 149,967,476 outstanding at December 31, 2003 and 2002, respectively	1,501	1,500
Additional paid-in-capital	2,541,333	2,532,384
Retained earnings	645,625	546,093
Accumulated other comprehensive loss	(1,567)	(2,385)
Other stockholders’ equity	(8,134)	(50)

Total stockholders’ equity	3,178,758	3,077,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,734,877	$6,487,738

See notes to consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2001, 2002 and 2003
(In thousands, except share data)

	Common Stock				Accumulated
			Additional		Other	Other		Comprehensive
		Par Value	Paid-In	Retained	Comprehensive	Stockholders’		Income
	Shares	Amount	Capital	Earnings	Loss	Equity	Total	(Loss)

BALANCE, JANUARY 1, 2001	149,675,117	$1,497	$2,522,757	$430,441	$—	$—	$2,954,695

Additional issuance of common stock	196,143	2	7,259	—	—	—	7,261
Deferred compensation	—	—	41	—	—	(41)	—
Net income	—	—	—	30,604	—	—	30,604	$30,604

BALANCE, DECEMBER 31, 2001	149,871,260	1,499	2,530,057	461,045	—	(41)	2,992,560	30,604

Additional issuance of common stock	96,216	1	2,318	—	—	—	2,319
Unrealized loss on cash flow hedge	—	—	—	—	(1,546)	—	(1,546)	(1,546)
Unrealized gain on short-term investments	—	—	—	—	1	—	1	1
Foreign currency translation adjustment	—	—	—	—	(840)	—	(840)	(840)
Deferred compensation	—	—	9	—	—	(9)	—	—
Net income	—	—	—	85,048	—	—	85,048	85,048

BALANCE, DECEMBER 31, 2002	149,967,476	1,500	2,532,384	546,093	(2,385)	(50)	3,077,542	82,663

Additional issuance of common stock	153,388	1	2,293	—	—	—	2,294
Unrealized gain on cash flow hedge	—	—	—	—	204	—	204	204
Unrealized loss on short-term investments	—	—	—	—	(2)	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	616	—	616	616
Acquisition of Hughes Global Services	—	—	—	—	—	(3,419)	(3,419)	—
Deferred compensation	—	—	6,622	—	—	(6,751)	(129)	—
Amortization of deferred compensation	—	—	34	—	—	2,086	2,120	—
Net income	—	—	—	99,532	—	—	99,532	99,532

BALANCE, DECEMBER 31, 2003	150,120,864	$1,501	$2,541,333	$645,625	$(1,567)	$(8,134)	$3,178,758	$100,350

OTHER STOCKHOLDERS’ EQUITY:

	December 31,	December 31,
	2003	2002

Excess of purchase price over historical cost basis of net assets acquired	$(3,419)	$—
Deferred compensation, net	(4,715)	(50)

TOTAL OTHER STOCKHOLDERS’ EQUITY	$(8,134)	$(50)

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$99,532	$85,048	$30,604
Adjustments to reconcile net income to net cash provided by operating activities:
Gross profit on sales-type leases	—	—	(32,715)
Depreciation and amortization	312,833	335,717	414,744
Deferred income taxes	14,722	38,107	10,811
Amortization of debt issuance costs and other deferred charges	9,731	12,474	9,107
Provision for uncollectible receivables	(1,632)	12,616	15,339
Other non-cash items	2,756	—	—
Gain on insurance claims	—	(40,063)	—
Loss on termination of sales-type leases	—	18,690	—
Facilities restructuring and severance costs	4,227	13,708	8,223
Loss on early extinguishment of debt	10,663	3,309	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,858	22,523	21,891
Operating lease and other receivables	(19,949)	(3,840)	3,105
Prepaid expenses and other assets	21,946	(10,888)	(23,484)
Accounts payable and accrued liabilities	(11,465)	27,123	54,449
Deferred gains and revenues	7,159	4,723	(4,170)

Net cash provided by operating activities	473,381	519,247	507,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,082)	(294,313)	(338,203)
Net sales (purchases) of short-term investments	60,846	(99,783)	—
Net proceeds from sale of property and equipment	—	—	1,932
Insurance proceeds from satellite recoveries	102,649	215,000	132,435
Proceeds from satellite manufacturer	69,500	—	—
Acquisitions, net of cash acquired	(20,151)	—	—

Net cash provided by (used in) investing activities	108,762	(179,096)	(203,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	—	1,800,000	—
Repayments of long-term debt	(850,000)	(1,771,542)	(21,216)
Debt issuance costs	(1,456)	(41,355)	—
New incentive obligations	5,642	22,706	32,485
Repayments of incentive obligations	(11,781)	(10,717)	(8,718)
Stock issued in connection with employee benefit plans	2,328	2,328	7,302

Net cash (used in) provided by financing activities	(855,267)	1,420	9,853

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	(839)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272,750)	340,732	313,921
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	783,998	443,266	129,345

CASH AND CASH EQUIVALENTS, END OF YEAR	$511,248	$783,998	$443,266

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Description of Business

      Basis of Presentation — Effective May 16, 1997, PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division of Hughes Communications, Inc. (a wholly-owned subsidiary of General Motors Corporation (“GM”)) were merged (the “Merger”). The merged company was renamed PanAmSat Corporation. Hughes Electronics Corporation (“Hughes Electronics”) indirectly owns approximately 80.5% of our outstanding common stock. Within these consolidated financial statements, in addition to the “company”, the terms “we”, “us” and “our” refer to PanAmSat Corporation and its subsidiaries.

      On April 9, 2003, GM, Hughes Electronics and The News Corporation Limited (“News Corporation”) announced the signing of definitive agreements that provided for, among other things, the split-off of Hughes Electronics from GM and the indirect acquisition by News Corporation of approximately 34% of the outstanding capital stock of Hughes Electronics (the “News Corporation Transactions”). These transactions were consummated on December 22, 2003. Upon completion of these transactions, News Corporation transferred its interest in Hughes Electronics to its 82% owned subsidiary, Fox Entertainment Group, Inc (“Fox Entertainment”). In February 2004, Hughes Electronics announced its intent to focus on the direct-to-home satellite businesses and that it has begun to evaluate how we fit into that strategic vision. Hughes Electronics subsequently advised us that it is considering strategic initiatives with regard to its ownership interest in our company.

      Description of the Business — We are a leading global facilities-based provider of video, broadcasting and network services through satellites. We lease transponder capacity on our satellites, which we own and operate, and deliver entertainment and information to cable television systems, television broadcast affiliates, direct-to-home (“DTH”) television operators, Internet service providers, telecommunications companies and other corporations and governments. We also provide satellite services and related technical support for live transmissions for news and special events coverage. In addition, we provide satellite services to telecommunications carriers, corporations and Internet service providers (“ISPs”) for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

      With 25 satellites in orbit we have one of the world’s largest commercial geostationary earth orbit satellite networks, capable of reaching over 98% of the world’s population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We have eight technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

2.     Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include our accounts and those of our domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

      Revenue Recognition — We enter into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Almost all contracts stipulate payment terms in U.S. dollars.

      Pursuant to an outright sale contract, all rights and title to a transponder are purchased. In connection with an outright sale, we recognize the sale amount as revenue and the cost basis of the transponder is charged to cost of outright sales and sales-type leases.

      Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, we recognize as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is charged to cost of outright sales and sales-type leases. During the life of the lease, we recognize as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $17 million, $20 million and $22 million is included in sales-type lease revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

      Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectability is not reasonably assured (refer to “Accounts Receivable” below). Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed and billed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, we are not obligated to refund operating lease payments previously made.

      Sales-type lease agreements and contracts for the sale of transponders typically include a telemetry, tracking and control (“TT&C”) service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer’s monthly lease payment or billed separately.

      We also record revenues related to equipment sales to customers. These equipment sales represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenue related to these equipment sales upon the transfer to the customer of title to the equipment.

      During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite (Galaxy 15). We recognize revenue utilizing the percentage-of-completion accounting method for such long-term construction contracts, which extend beyond one year. Revenue in relation to these contracts is recognized based upon the completion of pre-established milestones. The costs incurred to meet these milestones are recognized upon the completion of each milestone.

      Fair Value of Financial Instruments — The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

      At December 31, 1997, in connection with our debt refinancing activities, we entered into certain U.S. Treasury rate lock contracts to reduce our exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375 million and these contracts were accounted for as hedges because they

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments in 1998 was $9.1 million and this amount has been deferred and is being amortized to interest expense over the terms of the related debt securities.

      Derivative Instruments and Hedging Activities — We account for our derivative instrument and interest rate hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that change in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. We use derivative financial instruments, including interest rate hedges to manage market risks. We entered into a three-year interest rate hedge agreement in relation to $100 million of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002 (See Note 6, “Long-Term Debt”).

      Concentration of Credit Risk — We provide satellite transponders and related services and extends credit to a large number of customers in the commercial satellite communications market. Management monitors the exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses. Revenues derived from affiliates of Hughes Electronics and News Corporation comprised approximately 16% and 11%, respectively, of total revenues in 2003. No other customers provide us with revenues in excess of 10% of total revenues.

      Cash and Cash Equivalents — Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

      Supplemental cash flow information for 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001

Cash received from interest	$13,603	$17,999	$13,254
Cash paid for interest	$158,723	$142,723	$144,503
Cash paid for taxes	$4,846	$2,668	$2,734
Cash received from tax refunds	$13,042	$21,220	$8,046

      Short-Term Investments — At December 31, 2003, we had short-term investments of $38.9 million versus $99.8 million at December 31, 2002. The short-term investments primarily consist of commercial paper with original maturities of up to twelve months. All of the short-term investments held as of December 31, 2003 have remaining maturities of three months or less. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders’ equity.

      Accounts Receivable — Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $6.4 million and $8.7 million at December 31, 2003 and 2002, respectively. If collectability of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather records an allowance for customer credits to offset the receivable. If there is a change in the customer’s financial status or the receivable is collected, revenue is recorded at that time. During the years ended December 31, 2003 and 2002, we recorded $5.1 million and $11.5 million, respectively, of net customer credits. The total allowance for customer credits was $18.1 million and $13.0 million as of December 31, 2003 and 2002, respectively.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Satellites and Other Property and Equipment — Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired in connection with the Merger, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, and capitalized interest. Substantially all other property and equipment consists of our teleport facilities.

      Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Lives
(Years)

Satellite systems under construction	—
Satellites in service	12-15
Communications equipment	3-7
General support equipment	5-10
Buildings	25
Leasehold improvements	3-18

      The estimated useful lives of our satellites are based upon the lower of the satellite’s design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite, an impairment charge would be recorded.

      Deferred Charges and Other Assets - Net — Our Deferred Charges and Other Assets are summarized as follows (in millions):

	December 31,	December 31,
	2003	2002

Long-Term Receivables — net	$54.8	$48.6
Customer Incentive Programs — net	26.0	27.4
Debt Issuance Costs — net	25.3	40.2
Other Assets — net	15.0	15.1
Prepaid Insurance	4.7	21.1
Investments	3.7	5.5

Total Deferred Charges and Other Assets	$129.5	$157.9

      Long-Term Receivables - net — Our long-term receivables primarily represent receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. These long-term receivables are net of an allowance for doubtful accounts of approximately $4.9 million and $3.6 million as of December 31, 2003 and 2002, respectively.

      Customer Incentive Programs - net — Deferred charges related to customer incentive programs are amortized against revenue over the terms of the respective customer contracts. Deferred charges related to

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer contracts were $33.0 million and $32.0 million at December 31, 2003 and 2002, respectively. These costs primarily represent the cost of antennas provided to cable operators without charge pursuant to certain customer contractual arrangements as well as certain other contractual costs incurred by us in order to secure customer leases. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2003 and 2002 amounted to $7.0 million and $4.6 million, respectively.

      Debt Issuance Costs - net — Debt issuance costs of $53.9 and $63.1 million as of December 31, 2003 and 2002, respectively, represent costs incurred by us to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness and the accumulated amortization at December 31, 2003 and 2002 amounted to $28.6 million and $22.9 million, respectively. Debt issuance costs capitalized in 2003 and 2002 were $1.5 million and $41.4 million, respectively. Included in interest expense during 2003 and 2002 were approximately $10.7 million and $3.3 million, respectively, associated with the write-offs of unamortized debt issuance costs related to the prepayments of portions of the Senior Secured Credit Facility in 2003 and the 2002 Refinancing (See Note 6 “Long-term Debt”).

      Other Assets - net — Our Other Assets consists of prepayments of installation costs associated with TT&C satellite services to third parties that are amortized over the respective contract periods as well as other miscellaneous deferred charges and other assets. Included in other assets – net as of December 31, 2003 are $3.2 million of customer lists. As of December 31, 2003 and 2002 customer lists are net of accumulated amortization of $0.6 million and $0, respectively (See “Identifiable Intangible Assets” below).

      Prepaid Insurance — We amortize prepaid insurance costs to expense over the terms of the respective insurance policies.

      Investments — We have investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by us under the cost method and are carried at the lower of cost or market. Our investments were $3.7 million and $5.5 million at December 31, 2003 and 2002, respectively.

      Goodwill — We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) effective January 1, 2002. Pursuant to SFAS 142, we discontinued the amortization of goodwill beginning January 1, 2002. SFAS 142 also requires at least an annual assessment of recorded goodwill for impairment. The initial annual impairment test had to be completed by December 31, 2002. Any impairment charges resulting from an annual impairment test would be recorded in operating results. We have established the fourth quarter of each year as the timeframe for annual impairment assessment. No impairment charges were required to be recorded in 2003 or 2002 as a result of these assessments (See Note 5 “Goodwill”).

      Identifiable Intangible Assets — We amortize identifiable intangible assets such as customer lists using the straight-line method over their estimated useful lives ranging from 6 to 36 months. Amortization expense for identifiable intangible assets was $0.6 million for 2003 and $0 for both 2002 and 2001 (See “Deferred Charges and Other Assets - Net,” above). These customer lists were acquired in conjunction with our 2003 purchases of Esatel Communications, Inc., and Sonic Telecommunications International Ltd. (See Note 8 “Acquisitions”).

      Evaluation of Long-Lived Assets — We periodically evaluate potential impairment loss relating to long-lived assets including satellites, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

      In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, we would apply the concepts of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), in the determination of whether an impairment loss had occurred. If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

      In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, we would apply the concepts of SFAS 144 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence.

      Deferred Revenues — We enter into agreements with our customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance.

      Transponder Insurance — We accrue an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. We also purchase insurance for certain of our owned satellites for all or some portion of the satellite’s book value (See Note 12 “Commitments and Contingencies”). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

      Other Comprehensive Income (Loss) — Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on our cash flow hedge, and foreign currency translation adjustments.

      Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are recorded within the income statement when recognized.

      Income Taxes — The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates.

      Beginning in 1998 through December 22, 2003, we and our subsidiaries joined with Hughes Electronics and GM in filing a consolidated U.S. Federal income tax return. On December 22, 2003, Hughes Electronics split-off from GM and as a result Hughes Electronics no longer files a U.S. federal

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax return with GM. We will continue to file a consolidated U.S. federal income tax return with Hughes Electronics which will file a U.S. federal income tax return as a separate consolidated group. Under the tax sharing agreements with Hughes Electronics, the portion of the Hughes Electronics’ consolidated tax amounts recorded by us is generally equivalent to the amounts we would have incurred on a separate return basis. In accordance with such agreements, we provide for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes Hughes Electronics. At December 31, 2003, our balance sheet reflected a deferred tax asset in the amount of $152.0 million, net of a valuation allowance, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards, alternative minimum tax credits and foreign tax credits.

      Our tax sharing agreements with Hughes Electronics do not provide for the payment by either Hughes Electronics or us, upon our separation from Hughes Electronics’ consolidated return group, for any benefit relating to any of our tax attributes at such time. Absent amending the existing agreements to the contrary, the parties’ obligations under the tax sharing agreements through the date of separation will be based on the pro forma tax returns required by such agreements. Upon separation from Hughes Electronics, our net operating loss carryforwards and other tax attributes will be those shown on the tax returns that were actually filed and our deferred tax assets will be recomputed to reflect those attributes. The existing tax sharing agreements do not address tax matters upon separation of the companies. Since we make separate elections to treat items differently under the tax sharing agreement than reported on the actual tax returns, the tax bases in our satellites may increase and our net operating losses and other tax attributes may decrease in the event of separation.

      From the Merger date in 1997 and up to the date upon which Hughes Electronics became our 80.5% shareholder, we and our domestic subsidiaries filed a separate consolidated U.S. Federal income tax return.

      Our income tax provision prior to 2003 included estimates of potential tax expense for the possible reduction upon the Internal Revenue Service (“IRS”) audit of the tax benefits we derived from a deduction for the Extraterritorial Income Exclusion (ETI) and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to 2003, we have assessed our minimum and maximum exposure for Federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

      Various foreign governments have asserted that we are subject to income withholding taxes on the revenue derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under all applicable U.S. and foreign tax laws. We provided additional taxes in 2003 that substantially affected our effective tax rate. We consider our reserves adequate for any exposure we may have for potential income withholding taxes on this broadcaster revenue. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

      Business Segment and Geographic Information — We operate our business as a single operating segment, which provides video and data network services to major broadcasting, DTH television providers, telecommunications companies worldwide, ISPs and governments. Substantially all of our operating

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities are located in the United States. The geographic distribution of our revenues for 2003, 2002 and 2001 was as follows:

	2003	2002	2001

United States	44%	42%	40%
Latin America	19	23	22
Asia	15	16	17
Africa	9	8	12
Other	13	11	9

Total	100%	100%	100%

      Revenue By Service Type — For the years ended December 31, 2003, 2002 and 2001, our revenues were $831.0 million, $812.3 million and $870.0 million, respectively. These revenues were derived from the following service areas:

	2003	2002	2001

Video services	60%	66%	68%
Network services	25	24	24
Government services	9	3	2
Other services	6	7	6

Total	100%	100%	100%

      Earnings Per Share — We report our earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Our only dilutive securities are common stock options and these options have no dilutive effect on the earnings per share presented. The weighted average amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share was 6,237,832, 6,588,333 and 3,658,407 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Stock-Based Compensation — Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (See “Recent Accounting Pronouncements” below).

      Recent Accounting Pronouncements — In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires that a loss on extinguishment of debt meet the requirements of APB 30 to be treated as an extraordinary item in the statement of operations. SFAS 145 also amends FASB Statement No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

      In connection with the refinancing of the Hughes Electronics term loan in the first quarter of 2002, we recorded an extraordinary loss on the early extinguishment of debt as a result of the write-off of the remaining related unamortized debt issuance costs. Upon adoption of the provisions of SFAS 145 related to the rescission of FASB Statement No. 4 on January 1, 2003, we were required to reclassify this loss on

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguishment of debt, as it does not meet the new requirements for classification as an extraordinary item in accordance with SFAS 145. As such, we reclassified $3.3 million to interest expense and recorded the related income tax effect of $0.8 million within income tax expense for 2002. This reclassification had no effect on net income but resulted in lower income before income taxes for these periods.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Whereas, under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As such, we adopted the provisions of SFAS 146 effective January 1, 2003. These provisions did not have a significant impact on our financial statements upon adoption. However, the adoption of these provisions has affected the timing of expense recognition on a prospective basis as compared to when these expenses would have been recognized under EITF 94-3. Our restructuring reserves as of December 31, 2002 were all recorded pursuant to EITF 94-3 at the date of our commitment to the exit plans. Beginning in 2003, we accounted for restructuring costs in accordance with SFAS 146, which requires that these restructuring charges be recorded as the related liabilities are incurred (See Note 11 “Facilities Restructuring and Severance Costs”).

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” (“SFAS 148”) which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected to adopt the expensing provisions of SFAS 123 utilizing the prospective method beginning on January 1, 2003. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts).

	Year Ending

	2003	2002	2001

Net income, as reported	$99,532	$85,048	$30,604
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,157	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,875)	(9,151)	(16,990)

Pro forma net income	$91,814	$75,897	$13,614

Earnings per share:
Basic and Diluted — as reported	$0.66	$0.57	$0.20

Basic and Diluted — pro forma	$0.61	$0.51	$0.09

      The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods (See Note 10 “Retirement and Incentive Plans”).

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation had no effect on our Consolidated Financial Statements.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to revenue arrangements entered into after June 30, 2003. The adoption of EITF Issue No. 00-21 on July 1, 2003 had no impact on our consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We have limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of December 31, 2003, our only derivative financial instrument is an interest rate hedge that was entered into in accordance with the agreement governing the Senior Secured Credit Facility (See Note 6 “Long-Term Debt”). The adoption of Statement of Financial Accounting Standards No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on our consolidated financial statements.

      Reclassifications — Certain prior period amounts have been reclassified to conform with the current year’s presentation.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Operating Leases and Net Investment in Sales-type Leases

      Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

December 31, 2003
Minimum Lease
Payments

2004	$696,319
2005	601,028
2006	562,638
2007	465,894
2008	387,390
2009 and thereafter	1,596,903

Total	$4,310,172

      The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,

	2003	2002

Total minimum lease payments	$238,229	$277,560
Less: unearned interest income	(89,654)	(82,179)
Less: allowance for doubtful accounts	(8,854)	(10,654)

Total net investment in sales-type leases	139,721	184,727
Less current portion	(23,068)	(22,858)

	$116,653	$161,869

      Included in the unearned interest income balance as of December 31, 2003 is approximately $23.9 million of insurance proceeds related to the Galaxy 4R insurance claim settlement. We offset the proceeds from the Galaxy 4R insurance settlement against the carrying value of the satellite and the net investment in sales-type lease, which were insured. The reduction to the net investment in sales-type lease results in additional unearned interest income which will be recognized over the term of the lease agreement (See Note 12 “Commitments and Contingencies — Satellite Insurance”).

      Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2003 are as follows (in thousands):

	Minimum	Service
	Lease	Agreement
	Payments	Payments

2004	$39,203	$3,060
2005	39,174	3,060
2006	24,504	810
2007	21,211	360
2008	21,211	360
2009 and thereafter	92,926	1,514

	$238,229	$9,164

      On March 29, 2002, we entered into an agreement with one of our customers regarding the revision of the customer’s sales-type lease agreements as well as certain other trade receivables. This agreement

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in the termination of the customer’s sales-type leases and the establishment of new operating leases in their place. As a result, we recorded a non-cash charge in our consolidated income statement during 2002 of $18.7 million.

      Future cash payments expected from customers under all long-term contractual agreements (backlog) described above, including operating leases, sales-type leases and related service agreements, aggregated approximately $4.56 billion as of December 31, 2003. Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $3.46 billion and $1.10 billion, respectively. Included in the amounts above are 67 contracts representing total backlog of $525.1 million, of which $250.6 million of backlog may be terminated by the customers pursuant to certain contractual termination rights.

4.	Satellites and Other Property and Equipment — Net

      Our satellites and other property and equipment are summarized as follows (in thousands):

	December 31,

	2003	2002

Satellites in service	$3,117,241	$3,444,248
Satellite systems under development	314,951	355,524
Buildings and leasehold improvements	104,035	104,333
Machinery and equipment	301,460	319,285
Other	19,008	18,974

	3,856,695	4,242,364
Less accumulated depreciation	(1,549,990)	(1,377,085)

	$2,306,705	$2,865,279

      Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2003 and 2002, we had $125.4 million and $152.1 million recorded in relation to satellite incentive obligations. Annual maturities of these incentives as of December 31, 2003 are as follows (in thousands):

2004	$12,654
2005	12,534
2006	12,153
2007	12,214
2008	12,529
2009 and thereafter	63,321

$125,405

      During 2003, we launched our Galaxy 12 and Galaxy 13/ Horizons 1 satellites. We expect to launch up to three more satellites by the end of 2006. We are currently scheduled to launch Galaxy 14 in the third quarter of 2004 to replace Galaxy 5 at 125 degrees west longitude. We currently plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. This satellite will include an additional L-band payload. Additionally, we currently plan to launch Galaxy 16 in 2006 to replace Galaxy 4R at 99 degrees west longitude. We are currently negotiating definitive terms for the procurement of this satellite (See Note 12 “Commitments and Contingencies” below).

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, in the second half of 2004, we expect to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. Finally, we are working with the customers on PAS-6B to address their future needs. To address those needs we may construct and launch a new satellite prior to the end of the life of PAS-6B. No commitments have been made for the procurement of these satellites at this time.

      The satellite construction contracts contain provisions that allow us to terminate the contracts with or without cause. If terminated without cause, we would forfeit our progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, we would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

      We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of our launch contracts provides that we may terminate such contract at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise the right to obtain a replacement launch within a specified period following our request for re-launch.

      We have experienced various technical incidents on a number of our in-orbit satellites. These incidents generally have resulted in one or more of the following: (i) a limitation or total loss of the satellite’s ability to provide the full complement of services that it was designed to provide, (ii) a material reduction to the satellite’s expected orbital life, or (iii) a reduction in certain of the satellite’s on-board redundant systems exposing it to potential damage in the event of an additional incident. Whenever we experience a satellite anomaly or failure, we conduct an investigation of the cause of the event and determine the effects, if any, that the anomaly may have on the carrying value of our satellites and other assets and liabilities.

BSS 601 HP XIPS

      The Boeing model 601 HP spacecraft (“BSS 601 HP”) uses a Xenon-Ion Propulsion System (“XIPS”) as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The spacecraft also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

      Certain of our BSS 601 HP spacecraft have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP spacecraft, excluding Galaxy 8-i. Galaxy 8-i experienced failures of both XIPS in 2000 and continued to operate using bi-propellant until deorbited in February 2004. Two of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

      The first of the currently operated satellites with failure of both primary and secondary XIPS is Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total backlog, as the

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satellite’s backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite’s net book value and our investments in sales-type leases on this satellite are fully recoverable.

      We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. Once a settlement is reached with the final insurance provider for this satellite, we anticipate that future depreciation on Galaxy 4R will be approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to begin building a replacement for this satellite in the first half of 2004 (See Note 12 “Commitments and Contingencies).

      The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from the date of the secondary XIPS failure. Our PAS-6 satellite serves as a partial backup for certain capacity on PAS-6B. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We are working with the customers on this satellite to provide a long-term solution for their needs. As a result of this XIPS failure, we reduced our total backlog by approximately $360 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

      We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. We have determined that PAS-6B’s net book value is fully recoverable.

      Of our five remaining BSS 601 HP satellites, PAS-5 has no book value and is no longer in primary customer service. The other four continue to have XIPS as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For three of these four satellites, the available bi-propellant life ranges from at least 3.4 years to as much as 7.0 years, while the fourth satellite, Galaxy 13/ Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 11.9 years.

BSS 702 Solar Arrays

      All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility is designed into satellites to allow for such degradation without loss of performance or operating life. Certain Boeing model 702 spacecraft (“BSS 702”) have experienced greater than anticipated degradation of their solar arrays resulting from the design of the solar arrays. Such degradation could, if continued, result in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

      We currently operate three BSS 702 spacecraft, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. We are working with the satellite manufacturer to determine the long-term implications of this degradation to the satellites and will continue to assess the operational impact. At this time, based upon all information currently available, as well as planned modifications to the operation of the satellites in order to maximize

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue generation, we expect to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time and there may be a need to provide supplemental capacity in later years. We also believe that the net book values of these satellites are fully recoverable and we do not expect a material impact on 2004 revenues as a result of the difficulties with these two satellites (See Note 12 “Commitments and Contingencies”).

      The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

      To reduce the effect of anomalies, our satellites and our network are designed with operational redundancies to minimize or eliminate service disruptions in the event of failure of a critical system. These redundancies may include backup and separate on-board propulsion systems, backup transponders and conservative system margins (for example, fuel and power).

      In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures, which occurred in September 2001 and resulted in a reduction of 28.9% of the satellite’s total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve these customers. The insurance policy was in the amount of $253.4 million and included a provision for us to share 25% of future revenues on PAS-7 with the insurers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim by payment to us of $215 million. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, we recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. We received the $215 million of insurance proceeds in 2002.

      At the end of the third quarter of 2000, the Galaxy 8-i satellite experienced difficulties with its XIPS, an electronic propulsion system that is used to maintain the spacecraft’s proper orbit and altitude. We began accelerating depreciation of the spacecraft in the fourth quarter of 2000 to reflect its revised operational life, resulting in an increase in depreciation expense of approximately $15.0 million per quarter. Galaxy 8-i was fully depreciated in July 2002 and was deorbited in February 2004.

      As a result of the termination of the Galaxy 8-iR satellite construction contract, we received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. In addition, we have agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite. We expect to use this launch in early 2006 to replace the Galaxy 4R satellite.

5.     Goodwill

      On January 1, 2002, we adopted SFAS 142. Among other things, SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. We have determined that, for such impairment testing, we have only one reporting unit, which is at the enterprise level.

      SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2003, we utilized an independent valuation expert to assist us in our assessment of the fair value of our reporting unit using a combined discounted cash flow and market approach. Our valuation resulted in a fair value for the reporting unit which exceeded the carrying value of our goodwill and, as such, no

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge was required in 2002 or 2003. The amount of any loss resulting from future impairment tests could be material to our results of operations.

      The adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. As of December 31, 2003 and 2002, we had goodwill of approximately $2.244 billion and $2.239, respectively. The increase in goodwill during 2003 of $5.0 million is attributable to certain acquisitions made during 2003 (See Note 8 “Acquisitions”). Prior to the adoption of SFAS 142, our annual goodwill amortization was approximately $65 million. Net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 adjusted to exclude amortization expense related to goodwill which is no longer amortized, are as follows:

	Year Ending December 31,

	2003	2002	2001

Net income:
Reported net income	$99,532	$85,048	$30,604
Goodwill amortization	—	—	64,960

Adjusted net income	$99,532	$85,048	$95,564

Net income per share — basic and diluted:
Reported net income per share — basic and diluted	$0.66	$0.57	$0.20
Goodwill amortization per share	—	—	0.43

Adjusted net income per share — basic and diluted	$0.66	$0.57	$0.63

6.     Long-term Debt

      As of December 31, 2003 and 2002, long-term debt consisted of the following (in thousands):

	2003		2002

		Fair Market		Fair Market
	Book Value	Value	Book Value	Value

6% Notes due 2003	$—	$—	$200,000	$200,000
6 1/8% Notes due 2005	275,000	279,125	275,000	266,750
Term Loan A due 2007	—	—	300,000	300,000
Term Loan B due 2008	—	—	700,000	700,000
6 3/8% Notes due 2008	150,000	153,000	150,000	144,000
Term Loan B-1 due 2010	350,000	350,000	—	—
8 1/2% Notes due 2012	800,000	880,000	800,000	768,000
6 7/8% Notes due 2028	125,000	125,625	125,000	112,500

	1,700,000	1,787,750	2,550,000	2,491,250
Less current maturities	3,500	3,500	200,000	200,000

Total Long-Term Debt	$1,696,500	$1,784,250	$2,350,000	$2,291,250

      Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to us for debt with similar maturities and similar terms. Our $200 million 6.0% notes issued in 1998 matured on January 15, 2003 and were repaid in full from available cash. On July 14, 2003 and December 29, 2003, we made optional pre-payments of $350 million and $300 million, respectively, under our $1.25 billion Senior Secured Credit Facility from available cash on hand.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refinancing

      In February 2002, we entered into our Senior Secured Credit Facility in an aggregate principal amount of up to $1.25 billion and completed an $800 million private placement debt offering of our Senior Notes pursuant to Rule 144A under the Securities Act of 1933, as amended. We refer to these transactions as the “Refinancing.” We used $1.725 billion of the proceeds from the Refinancing to repay in full the indebtedness owed under the term loan to Hughes Electronics. The Senior Notes were exchanged for registered notes with substantially identical terms in November 2002. Prior to the pre-payments noted above and the October 29, 2003 amendment described below, the Senior Secured Credit Facility was comprised of a $250.0 million revolving credit facility, which was undrawn and had an original termination date of December 31, 2007 (the “Revolving Facility”), a $300.0 million Term A Facility, which had an original maturity date of December 31, 2007, and a $700.0 million Term B Facility, which had an original maturity date of December 31, 2008. At October 28, 2003, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.75% and LIBOR plus 3.5%, respectively.

      On June 18, 2003, we and the lenders under our Senior Secured Credit Facility amended the loan agreement to allow for the completion of the News Corporation Transactions without causing an event of default under such facility.

      On October 29, 2003, we amended our Senior Secured Credit Facility to provide for the refinancing of our Term A Facility and Term B Facility under a new Term Loan B-1 facility (the “Term B-1 Facility”) (the “Term B-1 Facility Amendment”) with an interest rate of LIBOR plus 2.5% and scheduled annual maturities of principal, after giving effect to the December 29, 2003 prepayment, as follows (in thousands):

Year Ending December 31,	Amount Due

2004	$3,500
2005	3,500
2006	3,500
2007	3,500
2008	3,500
2009	85,094
2010	247,406

Total	$350,000

      As a result of this amendment, the amount of the revolving credit facility, its termination date and the provisions relating to the commitment fee remain unchanged. The $250.0 million revolving credit facility, which is presently undrawn, will terminate on December 31, 2007 (the “Revolving Facility”). Currently, the Revolving Facility also bears interest at LIBOR plus 2.5%, although these interest rates are subject to adjustment based on our total leverage ratio. In addition, we are required to pay to the lenders under the Revolving Facility a commitment fee in respect of the unused commitments at a rate that is subject to adjustment based on our total leverage ratio. As of December 31, 2003, this commitment fee rate was 0.375% per year and the applicable interest rate on the Term B-1 Facility was 3.64%. We had outstanding letters of credit totaling $1.1 million, which reduced our ability to borrow against the Revolving Facility by such amount. Fees charged by the lenders for this amendment will be capitalized as debt issuance costs and amortized over the revised term of the Term B-1 Facility, along with previously capitalized debt issuance costs related to the Term A Facility and the Term B Facility.

      The indenture governing the Senior Notes due in 2012 and the agreement governing the Senior Secured Credit Facility contain various covenants that impose significant restrictions on our business. These covenants limit our ability to, among other things: incur or guarantee additional indebtedness; make

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain payments such as dividends; create or permit to exist certain liens; enter into business combinations; make investments; enter into transactions with affiliates and enter into new businesses. The Senior Secured Credit Facility also limits our ability to sell certain assets. The Term B-1 Facility Amendment adjusted certain operating covenants under the Senior Secured Credit Facility to provide greater operational flexibility to us. As of December 31, 2003, we were in compliance with all such covenants.

      In accordance with the agreement governing the Senior Secured Credit Facility, we entered into an interest rate hedge agreement for 10% of the outstanding borrowings under the Senior Secured Credit Facility during the third quarter of 2002. We exchanged our floating-rate obligation on $100.0 million of our Term B Facility for a fixed-rate payment obligation of 6.64% on $100.0 million through August 30, 2005. This interest rate hedge was designated as a cash flow hedge of our variable rate Term B Facility until the October 29, 2003 Term B-1 Facility Amendment, described above. In conjunction with this amendment, the terms of this interest rate hedge were unchanged and the hedge continued on the Term B-1 Facility at the rate of 5.64% based upon the interest rate applicable to the new Term B-1 Facility. The notional amount of the interest rate hedge agreement matches the repayment schedule of the Term B-1 Facility though the maturity date of the interest rate hedge. During the year ended December 31, 2003, no ineffectiveness was recognized in the statement of operations on this hedge. In the unlikely event that the counterparty fails to meet the terms of the interest rate hedge agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparty. The amount accumulated in other comprehensive income will fluctuate based on the change in the fair value of the derivative at each reporting period, net of applicable deferred income taxes. The fair value of the interest rate hedge agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate hedge agreement as of December 31, 2003, based upon quoted market prices from the counterparty, reflected a liability of approximately $2.1 million which is included in deferred credits and other liabilities on our consolidated balance sheet. Pursuant to the Term B-1 Facility Amendment, we will no longer be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility upon expiration of the current agreement on August 30, 2005.

      Obligations under the Senior Notes are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. All subsidiary guarantors, individually and in the aggregate, represent less than 1% of our consolidated total assets, total liabilities, revenues, stockholders’ equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries have no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all of our subsidiaries, other than the subsidiary guarantors, are minor (as defined in the SEC’s Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for us and our subsidiaries, within the notes to our consolidating financial statements, is not presented.

      The Senior Notes bear interest at an annual rate of 8.5%, subject to increases pursuant to a registration rights agreement entered into in connection with the issuance of the Senior Notes. The Senior Notes require interest payments to be made semi-annually, mature in 2012, are unsecured, and are guaranteed, on a full and unconditional and joint and several basis, by all of our domestic 100% owned subsidiaries.

      In addition to the Senior Secured Credit Facility and the Senior Notes, we have outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances, interest rates and maturity dates for these notes as of December 31, 2003 were $275 million at 6.125% due 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. In connection with the Refinancing, these notes have been ratably secured by substantially all of our assets on a pari-passu basis with the security interests covering our obligations under the Senior Secured Credit Facility.

      We had $46.5 million principal amount outstanding under notes assumed in connection with our exercise in July 1999 of an early buy-out opportunity for certain transponders under a sale-leaseback transaction relating to our Galaxy 3R satellite. The Galaxy 3R Notes matured on January 2, 2002 and were repaid in full plus accrued interest on that date from available cash.

      Annual maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,	Amount Due

2004	$3,500
2005	278,500
2006	3,500
2007	3,500
2008	153,500
2009 and thereafter	1,257,500

$1,700,000

      Interest expense for 2003, 2002 and 2001 is presented net of interest income of $13.3 million, $15.2 million and $13.5 million, respectively and net of capitalized interest for 2003, 2002 and 2001 of $13.9 million, $27.3 million and $23.3 million, respectively. Included in interest expense during 2003 and 2002 were approximately $10.7 million and $3.3 million, respectively, associated with the write-offs of unamortized debt issuance costs related to the prepayments of portions of the Senior Secured Credit Facility in 2003 and the repayment of the loan to Hughes Electronics.

7.     Income Taxes

      The income tax provision consisted of the following (in thousands):

	2003	2002	2001

Taxes currently (receivable) payable:
U.S. federal	$—	$(32,405)	$—
Foreign	1,560	1,618	2,778
State and local	1,421	1,000	1,000

Total	2,981	(29,787)	3,778

Deferred tax (benefits) liabilities:
U.S. federal	8,801	54,342	16,133
Foreign	16,387	2,164	1,806
State and local	(573)	1,631	1,845
Change in valuation allowance	7,414	—	—

Total	32,029	58,137	19,784

Total income tax provision	$35,010	$28,350	$23,562

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

	2003	2002	2001

Expected tax at U.S. statutory income tax rate	$47,090	$39,689	$18,958
U.S. state and local income tax rates — net of federal income tax effect	551	1,710	1,849
Extraterritorial income exclusion tax benefit	(36,620)	(17,885)	(24,094)
Non-deductible goodwill amortization	—	—	22,736
Foreign withholding taxes	16,387	2,164	1,806
Change in valuation allowance	7,414	—	—
Other	188	2,672	2,307

Total income tax provision	$35,010	$28,350	$23,562

      Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2003		2002

		Deferred		Deferred
	Deferred	Tax	Deferred	Tax
	Tax Assets	Liabilities	Tax Assets	Liabilities

Basis differences in satellites and other property, plant and equipment	$—	$662,201	$—	$683,171
Performance incentives	31,124	—	37,334	—
Customer deposits	28,070	—	26,914	—
Accruals and advances	10,195	—	11,192	—
Tax credit carryforwards	23,678	—	22,117	—
Net operating loss carryforwards	135,700	—	170,500	—
Other	20,496	2,472	8,707	3,547

Gross deferred taxes	249,263	664,673	276,764	686,718
Valuation Allowance	(7,414)	—	—	—

Net deferred taxes	$241,849	$664,673	$276,764	$686,718

      At December 31, 2003, we had non-current deferred tax liabilities of $664.7 million and deferred tax assets of $241.8 million, of which $7.7 million was classified as current. At December 31, 2002, we had non-current deferred tax liabilities of $686.7 million and deferred tax assets of $276.8 million, of which $7.9 million was classified as current. At December 31, 2003, we had $16.3 million of alternative minimum tax credits that can be carried forward indefinitely. We also had $135.7 million of deferred tax assets relating to federal and state net operating losses that expire in varying amounts over the period of 2004-2023 if not utilized and a $7.4 million deferred tax asset relating to foreign tax credit carryforwards that expire between the years 2004-2008 if not utilized. During 2003, we recorded a valuation allowance for foreign tax credits of $7.4 million that are likely to expire prior to being utilized.

      Issues regarding our taxability in foreign jurisdictions have been raised by various tax authorities. Such authorities have proposed tax adjustments and we have vigorously contested them. In 2003, we increased our income tax provision for these adjustments and, in management’s opinion, adequate provision has been made for all open years.

      During 2002, the Internal Revenue Service commenced an examination of the GM consolidated tax group for the years 1998-2000 of which we are a member. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Acquisitions

      On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. (“HGS”) from our affiliate, Hughes Electronics, for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment. The acquisition supports our strategic initiative to expand government service offerings through our wholly owned subsidiary, formerly a division of ours, G2 Satellite Solutions Corporation. The historical cost of the net assets acquired were as follows (in millions):

Total current assets	$17.6

Total assets	$18.4
Total liabilities	15.3

Net assets acquired	$3.1

      Since we and HGS are under the common control of Hughes Electronics, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded as a reduction to our stockholders’ equity on the accompanying consolidated balance sheet as of December 31, 2003 net of deferred income taxes of approximately $1.9 million.

      On August 27, 2003, as part of our strategic initiative to expand our government service offerings, we acquired a telecommunications firm based outside of Washington, D.C. that specializes in providing end-to-end services and solutions to the U.S. Government, Esatel Communications, Inc. (“Esatel”) and its related entity, Silver Springs Teleport, LC.

      To complement our ground infrastructure, in November 2003, we purchased Sonic Telecommunications International Ltd. (“Sonic”), a provider of international high-definition multimedia transmission services and business applications. Sonic’s existing fiber optic network will allow us to extend the capabilities of our teleports to any location that is connectable to our teleports through that network and will provide customers with a seamless satellite/ fiber network that will deliver video content to multiple locations in a highly secure manner with robust redundancy.

      The aggregate purchase price for the Esatel and Sonic acquisitions was $11.8 million. The net assets acquired included receivables, property, plant and equipment, customer lists, and goodwill as well as certain assumed liabilities.

      The results of these acquisitions are included within our consolidated income statement for 2003 from the date of acquisition through December 31.

9.     Related Party Transactions and Borrowings

Transactions with News Corporation and Its Affiliates (other than Hughes Electronics)

      On December 22, 2003, News Corporation, GM and Hughes Electronics announced that they successfully completed the split-off of Hughes Electronics from GM and the acquisition by News Corporation of 34 percent of the outstanding common stock of Hughes Electronics. After completion of the transaction, News Corporation transferred its entire 34 percent interest in Hughes Electronics to Fox Entertainment, in which News Corporation has an equity interest of approximately 82.0 percent and voting power of approximately 97 percent.

      We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from the News Corporation and its affiliates were $91.8 million in 2003, or 11% of our revenues in 2003. As of

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, we had receivables due from News Corporation and its affiliates of approximately $32.4 million. This receivable balance is primarily comprised of a long-term receivable related to an operating lease with escalating payment terms that is being recognized on a straight-line basis into revenue over the lease term.

      In January 2004, we and Fox Entertainment signed a multi-year, multi-satellite agreement, the terms of which provide that Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment will now be one of our largest media customers and one of its top five global customers.

Transactions with Hughes Electronics and Its Affiliates

      We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of Hughes Electronics and purchases certain services and equipment from a Hughes Electronics subsidiary. Additionally, we reimburse Hughes Electronics for the allocated costs of certain expense items it jointly incurs with Hughes Electronics, principally relating to administrative and other expenses. The aggregate amounts of related party transactions with Hughes Electronics and its affiliates are summarized below (in thousands):

	2003	2002	2001

Satellite Services Revenues:
Operating lease revenues	$114,292	$140,835	$135,943
Other satellite services	14,641	25,657	25,230

Total Satellite Services Revenues	$128,933	$166,492	$161,173

Purchased Services and Equipment	$4,150	$—	$—

Allocations of administrative and other expenses	$1,906	$1,445	$1,917

Interest expense	$—	$6,533	$82,397

      The following table provides summary information relative to our accounts receivable from and accounts payable to Hughes Electronics and its affiliates (in thousands):

	December 31,

	2003	2002

Due from affiliates	$13,292	$15,062

Due to affiliates	$1,765	$—

Tax Sharing Agreements

      We currently operate under federal and state income tax sharing agreements with Hughes Electronics, our parent corporation (See Note 2 “Significant Accounting Policies — Income Taxes” and Note 7 “Income Taxes” above).

Satellite Procurement Agreements

      We are a party to agreements with The Boeing Company (“Boeing”), formerly Hughes Space and Communications Company (“HSC”), for the construction of satellites. Prior to the sale of HSC to Boeing on October 6, 2000, HSC was an affiliate of ours. We believe the agreements, which became obligations of Boeing following the consummation of the sale by Hughes Electronics of HSC to Boeing, are on commercially reasonable terms, as each was procured through a competitive bidding process. We entered

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into an agreement in October 1998 for the construction of up to six satellites (Galaxy 10R, Galaxy 4R, PAS-9, PAS-10, Galaxy 8-iR and Galaxy 13/ Horizons 1), all of which were ordered. Galaxy 10R, Galaxy 4R, PAS-9 and PAS-10 were placed in service prior to 2002. During 2003, the construction contract for Galaxy 8-iR was mutually terminated by us and Boeing. Galaxy 13/ Horizons 1 was launched on October 1, 2003 and was placed in service in January 2004. Pursuant to such agreements and prior agreements with HSC for the construction of PAS-2, PAS-3, PAS-4, PAS-5, PAS-6B, PAS-1R, Galaxy 11, Galaxy 3C, and Galaxy 13/ Horizons 1 a portion of the contract price (between 15% and 20%) for each satellite is paid in the form of incentive payments to be paid to HSC over a 12 to 15 year period after the construction and launch of the applicable satellite. As HSC was sold to Boeing on October 6, 2000, we did not record any satellite purchases from HSC during 2003, 2002 or 2001.

      In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/ Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. We are currently negotiating definitive terms for our acquisition of this satellite. While we have made no commitment to any launch provider for the launch of this satellite, we do have launch services already under contract which could be used for this satellite.

Acquisition of Hughes Global Services

      On March 7, 2003, we acquired substantially all of the assets of HGS from Hughes Electronics (See Note 8 “Acquisitions” above).

Hughes Electronics Term Loan

      Prior to the refinancing of our indebtedness in February 2002, we owed Hughes Electronics $1.725 billion. We repaid Hughes Electronics with the proceeds of the refinancing on February 25, 2002. We did not make, and we were not required to make, any principal payments on the term loan prior to its repayment. During the years ended December 31, 2002 and 2001, we made approximately $7.7 million and $82.4 million, respectively, of interest payments to Hughes Electronics. The interest rate on the loan was tied to the interest rate on our then existing revolving credit facility. The interest rate on the term loan as of the repayment date was 2.30%.

      As a result of certain arrangements between Hughes Electronics and us, Hughes Electronics reimbursed us for certain fees and expenses incurred in the Refinancing. Such reimbursement was approximately $2.6 million and was received in 2002 (See Note 6 “Long-Term Debt”).

Other Hughes Electronics Transactions

      In addition, Hughes Electronics and other Hughes entities lease office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, to us and provide general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services, and permit the participation by us and our employees in certain discount programs. During the years ended December 31, 2003, 2002 and 2001, we incurred expenses related to such arrangements with Hughes Electronics entities of approximately $1.9 million, $1.4 million and $1.9 million, respectively.

      During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc. (“HNS”), an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization.

      During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DIRECTV Latin America (“DTVLA”). This amendment became effective in February 2004 upon DTVLA’s emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, and Hughes Electronics has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

      Included in our total backlog of $4.56 billion as of December 31, 2003 is $1.30 billion of backlog from News Corporation, Hughes Electronics and their affiliates, of which $76.7 million may be terminated pursuant to certain contractual termination rights. Backlog represents future cash payments expected from customers under all long-term contractual agreements.

10.     Retirement and Incentive Plans

Employee Benefit Plans:

      Defined Contribution Plans 401(k) Plan — We have a 401(k) plan for qualifying employees. We match a portion of the employee contributions with shares of our common stock. The number of shares contributed to the plan and the respective market values were 135,561, 96,216, and 68,423 shares and $2.1 million, $1.8 million, and $2.2 million for 2003, 2002 and 2001, respectively.

      Deferred Compensation Plan — We have a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee’s contribution may be matched if the employee elected to defer the maximum amount permissible under the 401(k) plan and the Internal Revenue Code of 1986, as amended. The maximum annual match under the 401(k) plan is limited to an aggregate level of 4% of annual compensation. The matched portion of the Supplemental Savings Plan consists of “credits” which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, we, at our discretion, may make contributions to the Deferred Compensation Plan and the Supplemental Savings Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan and the Supplemental Savings Plan are unfunded plans, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but in no event will these amounts earn less than 100% of the Moody’s Corporate Bond Index Rate.

      1997 Stock Incentive Plan — On May 5, 1997, our Board of Directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the “Stock Plan”), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and our independent contractors. Restricted stock, performance units and performance shares may be granted at the discretion of the Compensation Committee on such terms as the committee may decide. Effective December 7, 2000, we amended the Stock Plan to provide that, upon a “Change in Control” (as defined) of us, all unvested stock options and other awards granted under the Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. The recently completed News Corporation Transactions did not meet the definition for a Change in Control as defined by the Stock Plan. We currently estimate that upon a change-in control, we will be required to record a charge of up to approximately $0.3 million within our consolidated statement of income as a result of this amendment. Also effective December 7, 2000, the Stock Plan was amended to eliminate the portability of unvested options for employees transferring to non-controlled affiliates, such as Hughes Electronics.

      As approved by our Board of Directors in December 2000 and as subsequently ratified by our stockholders in June 2001, the maximum number of shares of common stock that may be issued under the Stock Plan was increased to 17,456,140. The maximum number of shares of common stock that may be issued to any grantee pursuant to the plan is 2,000,000. The Stock Plan is administered by the

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Committee. As of December 31, 2003, nonqualified options for 6,819,565 shares of common stock (net of options expired or terminated) have been granted under the Stock Plan. Such options are exercisable at a price equal to 100% of the fair market value at the date of grant and vest ratably over three to four years. In 2003, 2002 and 2001, we issued 0, 0 and 2,336,250 options, respectively, under a two-year grant program with ratable vesting over a four-year period, and 49,200, 1,915,100 and 641,505 and options, respectively, under the existing annual grant program with ratable vesting over three years. Activity in our Stock Plan during the past three years is summarized below:

		Weighted Average
	Shares	Exercise Price	Range

Outstanding at January 1, 2001	4,123,070	$36.55	$29.00 - $63.25
Options granted	2,977,755	36.71	21.88 - 39.19
Options exercised	(104,964)	30.72	29.00 - 31.13
Options expired or terminated	(1,276,367)	36.79	21.88 - 63.25

Outstanding at December 31, 2001	5,719,494	$36.66	$21.88 - $63.25
Options granted	1,915,100	21.15	14.64 - 23.42
Options exercised	—	—	— - —
Options expired or terminated	(869,352)	36.41	17.35 - 63.25

Outstanding at December 31, 2002	6,765,242	$32.30	$14.64 - $63.25
Options granted	49,200	15.95	14.12 - 21.56
Options exercised	(1,715)	19.62	17.35 - 21.25
Options expired or terminated	(514,904)	32.65	14.48 - 63.25

Outstanding at December 31, 2003	6,297,823	$32.15	$14.12 - $63.25

Options exercisable at December 31, 2001	1,876,162	$36.37	$29.00 - $63.25

Options exercisable at December 31, 2002	2,749,027	$36.37	$21.88 - $63.25

Options exercisable at December 31, 2003	4,115,726	$34.23	$14.64 - $63.25

		Weighted		Options
	Options	Average	Weighted	Exercisable	Weighted
	Outstanding at	Remaining	Average	As of	Average
Range of	December 31,	Contractual	Exercise	December	Exercise
Exercise Prices	2003	Life	Price	31, 2003	Price

$ 14.12 - $18.42	110,985	9.1 Years	$16.14	22,070	$16.63
$ 21.25 - $23.42	1,720,608	8.1 Years	$21.44	603,743	$21.50
$ 29.00 - $32.53	1,888,287	5.8 Years	$31.30	1,644,037	$31.14
$34.688 - $37.75	173,078	6.3 Years	$34.99	145,374	$35.05
$38.125 - $40.375	1,893,415	6.5 Years	$38.49	1,238,573	$38.60
$43.688 - $49.3125	209,775	6.4 Years	$46.33	176,848	$46.53
$50.625 - $56.75	249,700	5.9 Years	$51.24	233,106	$51.25
$58.312 - $63.25	51,975	5.7 Years	$62.43	51,975	$62.43

	6,297,823	6.7 Years	$32.15	4,115,726	$34.23

      Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2003, we issued 49,200 options to purchase shares under the Stock Plan. Compensation expense for these options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded compensation expense related to these options of approximately $34 thousand during 2003. Under the intrinsic value method reported previously, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of our common stock on the date of grant for all prior grants.

      On April 30, 2003, the Compensation Committee approved the issuance of up to 500,000 restricted stock units under the Stock Plan. On April 30, 2003 and November 3, 2003 we issued 398,500 and 2,000, respectively, of these restricted stock units under the Stock Plan to certain employees. The restricted stock units vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense is being recognized over the vesting period based on our stock price on the April and November grant dates of $17.30 and $21.45, respectively. We recorded compensation expense related to the restricted stock units of approximately $1.8 million during 2003 (See Note 2 “Significant Accounting Policies — Recent Accounting Pronouncements”).

      The weighted average fair value of options granted in 2003, 2002 and 2001 were $5.66 per share, $8.70 per share and $15.57 per share, respectively. These estimates were based on the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ending

	2003	2002	2001

Risk free rate	2.8%	4.3%	4.8%
Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Stock volatility	35.0%	39.3%	40.0%

      From 1998 to 2001, directors who were not full-time employees received their annual retainers in shares of our restricted common stock. The shares were issued each year after our annual meeting, vested quarterly over the course of the year served, and could not be sold for a period of six months after vesting, subject to our trading policies. Directors also received meeting fees in shares of our restricted common stock. The shares were issued after each in-person or telephonic board or committee meeting attended, and could not be sold for a period of six months following the date of grant, subject to our trading policies. As a group, each member of the Board of Directors who is not our employee or our affiliates (“Non-Employee Director”) received 4,335 shares with a weighted average fair value of $45.27 per share in 2000 and 7,468 shares with a weighted average fair value of $37.66 per share in 1999. Directors also were granted non-qualified stock options for 1,216 shares at an average price of $35.88 in 1999, and 4,284 shares at an average price of $53.09 in 1998 under the Stock Plan (as described above) upon their initial year of election to the Board of Directors. Director stock option grants vest over a six-month period from the date of grant and all 5,500 shares became exercisable in 1999.

      On December 7, 2000, our Board of Directors approved a compensation program for Non-Employee Directors, the PanAmSat Corporation Non-Employee Directors Fee Plan. Effective January 1, 2001, each Non-Employee Director was eligible to receive an annual fee of $50,000 for services rendered as a member of the Board of Directors and an additional annual $5,000 fee for each member who serves as a chairperson of a committee of the Board of Directors. Each Non-Employee Director may elect to receive up to 50% of the aggregate amount of the fee in cash. Any amount not paid to a Non-Employee Director in cash will be paid in restricted shares of our common stock. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of our common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member’s services. Directors may also elect to defer the fees, payable in stock, in the form of units of our common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. During 2002, Non-Employee Directors were granted 3,585 restricted shares and 3,701 restricted units that were deferred at a price of $21.62 per share and cash of $57,500. In 2001, Non-Employee Directors were granted 2,093 restricted shares and 4,303 restricted units were deferred at a price of $38.34 per share and cash of $25,000.

      On February 28, 2003, our Board of Directors approved a revised compensation program for Non-Employee Directors under the PanAmSat Corporation Non-Employee Directors Fee Plan (the “Revised Compensation Program”). Pursuant to the Revised Compensation Program, effective January 1, 2003, each Non-Employee Director was eligible to receive an annual fee of $75,000 for services rendered as a member of the Board of Directors, which is payable at each director’s election either (a) all in restricted stock granted under the Stock Plan or (b) up to 40% ($30,000) in cash and the balance in restricted stock. Additionally, under the Revised Compensation Program, the Non-Employee Director chairing the audit committee was eligible to receive an additional annual fee of $15,000 and each Non-Employee Director who serves as a chairperson of a committee of the Board of Directors other than the audit committee was eligible to receive an additional annual fee of $10,000. Each of these additional fees are payable at such director’s election either (a) all in restricted stock granted under our Stock Plan or (b) up to 50% in cash. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of our common stock on Nasdaq during the month prior to the date of grant. The shares vest 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member’s services. Directors may also elect to defer the fees payable in stock, in the form of units of our common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. During 2003, Non-Employee Directors were granted 7,813 restricted shares and 6,406 restricted units were deferred at a price of $16.00 per share and cash of $107,500.

      In January 1999, we terminated the stock options previously granted to a senior executive of ours and issued new options to this individual whose status changed from employee to consultant. Under the terms of the new option agreement, the options have strike prices equal to the strike prices of the former options and vest over a six-month period. The new options have a term of five years and contain a twelve-month non-compete restriction with respect to options exercised on or before December 31, 2000. These nonqualified stock options were not issued from shares reserved for the Stock Plan and consist of options for 40,000 shares at a strike price of $39.00 per share, and 31,250 shares with a strike price of $29.00 per share. In 1999, compensation expense of $1.2 million was recognized relative to these options based on the Black-Scholes valuation of the options as they vested.

      Compensation Plans — On May 16, 1997, we assumed the certain obligations of PanAmSat International with respect to its General Severance Policy, Employee Separation Plan and an Executive Severance Pay Program. These plans allow for benefits to be paid to the former employees of PanAmSat International who became our employees as a result of the Merger under certain circumstances relating to a termination of employment. The benefits provided under these programs expired at various dates through May 1999. Agreements with two of our officers were replaced with new retention agreements that provide for cash payments and the issuance of restricted stock units that entitle the holder to receive shares of our common stock. These latter agreements contain a vesting term of three years, and the related compensation expense is being amortized over the vesting period. Two of our other officers exercised their severance agreements and were entitled to separation payments that are subject to a non-compete agreement. A portion of the separation compensation expense has been assigned to the non- compete agreement and is being amortized over its term. During 2003, 2002 and 2001 compensation expense of $0,

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million and $1.1 million, respectively, has been recorded for these separation and retention agreements.

11.	Facilities Restructuring and Severance Costs

      Facilities restructuring and severance costs were $4.2 million and $13.7 million for the years ended December 31, 2003 and 2002, respectively.

      As part of our continuing effort to improve operational efficiencies, in October 2003 our management approved a plan to reduce our workforce by approximately 45 employees. As a result, we recorded a severance charge of approximately $1.4 million in the fourth quarter of 2003. These severance costs were primarily be related to employee compensation, benefits and outplacement services.

      In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. Under this plan, our Homestead teleport was closed in 2003 and we expect to close our Spring Creek teleport during 2004. In addition, our Fillmore and Castle Rock teleports will provide reduced services. This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for approximately 40 employees which will be required to perform future services. During 2003, we recorded charges of $4.2 million related to this teleport consolidation plan, primarily representing severance costs.

      On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. We recorded a non-cash charge in our consolidated income statement of $13.9 million. This charge reflected future lease costs, net of estimated future sublease revenue, of $9.8 million related to approximately 113,000 square feet of unused facilities and the write-off of approximately $4.1 million of leasehold improvements related to these facilities. In 2003, we recorded restructuring credits of $1.4 million related to the signing of sub-lease agreements for amounts higher than originally estimated.

      We recorded severance costs of $8.2 million for the year ended December 31, 2001. An additional $1.3 million of severance costs was recorded during the first quarter of 2002. These costs were related to our expense reduction and NET-36 (now webcast services) restructuring plan that began in the third quarter of 2001 and were primarily comprised of employee compensation and benefits, outplacement services and legal and consulting expenses associated with the workforce reduction. During 2002, we recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual legal costs being lower than originally estimated and a lower than anticipated use of certain outplacement service and other benefits.

      The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities	2001 Severance	Teleport	2003 Severance
	Restructuring	Costs	Consolidation	Costs	Total

Balance as of December 31, 2001	$—	$2.9	$—	$—	$2.9
2002 restructuring charges (credits)	13.9	(0.2)	—	—	13.7
Less: net cash payments in 2002	(2.2)	(2.5)	—	—	(4.7)
Less: non-cash items in 2002	(4.1)	—	—	—	(4.1)

Balance as of December 31, 2002	7.6	0.2	—	—	7.8
2003 restructuring charges (credits)	(1.4)	—	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(0.1)	(2.4)	(0.7)	(4.8)

Balance as of December 31, 2003	$4.6	$0.1	$1.8	$0.7	$7.2

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

      We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income, are as follows (in thousands):

2004	$5,448
2005	5,130
2006	4,845
2007	4,415
2008	4,163
2009 and thereafter	8,757

$32,758

      Rental expenses under the operating leases were $5.9 million in 2003, $6.4 million in 2002 and $7.7 million in 2001.

Satellite Commitments

      We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2003, and had commitments for approximately $34.2 million of expenditures remaining under existing satellite construction contracts and $50.5 million remaining under existing satellite launch contracts as of December 31, 2003. These commitments related to satellite construction and launch contracts are net of approximately $6.1 million of costs to be paid by JSAT International Inc. in conjunction with our Horizons joint venture. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable, up to thirty days prior to the satellite’s launch. As of December 31, 2003, we did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

      In October 2003, we amended our launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. We currently have remaining commitments in relation to these contracts of approximately $12.8 million. We have entered into an agreement with a customer for the sale and use of this L-band payload.

      In October 2003, Hughes Electronics committed to acquire a new satellite from Space Systems/ Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. We are currently negotiating definitive terms for the procurement of this satellite. While we have made no commitment to any launch provider for the launch of this satellite, we do have prepaid launch services already under contract, which could be used for this satellite.

Satellite Insurance

      On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. The insurance policies for Galaxy 11 and PAS-1R were in the amounts of approximately $289 million and $345 million, respectively, for total losses, and both included a salvage provision requiring that we share 10% of future revenues from these satellites with the insurers. On December 29, 2003 we reached a partial loss settlement of these insurance claims for payment of $260 million with no future revenue share. This negotiated resolution balances the expected loss of capacity and the remaining use expected to be achieved

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to the satellites. The availability and use of any proceeds from the Galaxy 11 and PAS-1R insurance claims are restricted by the agreements governing our debt obligations. As of the date hereof, we have received substantially all of the settlement amount and plan on using these proceeds to replace existing satellites over the next several years.

      At the end of June 2003, the secondary XIPS on our Galaxy 4R satellite ceased working. On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft, in the amount of $169 million, subject to salvage. During the third quarter of 2003, we reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83 percent of the insurance coverage on the satellite. As a result, in the third quarter of 2003, we recorded an insurance claim receivable of $102.6 million reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. We received these proceeds during the fourth quarter of 2003. We proportionately offset the proceeds from this settlement against the insured carrying value of the satellite and the net investment in sales-type lease. In October 2003, we commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim.

      We cannot assure you that we will be successful in these proceedings or, if successful, how much we will receive. We are developing plans to replace this satellite prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that we had purchased previously.

      As of December 31, 2003 we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.1 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.4 billion. We have 15 uninsured satellites in orbit. The uninsured satellites are: PAS-4 and PAS-6, which are used as backup satellites; PAS-5 and PAS-7 for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 8-i, which is fully depreciated and was deorbited in February 2004; Galaxy 11 and PAS-1R which we recently reached a settlement of these insurance claims for payment to us of $260 million; Galaxy 9 for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1 million. Our Galaxy 12 and Galaxy 9 satellites serve as an in-orbit backup for all or portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/ Horizons 1.

      Of the insured satellites, as of December 31, 2003, seven were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. Four of these satellites, PAS-2, PAS-3R, PAS-8 and PAS-9 have operational redundancies available for the systems on which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fifth such satellite, PAS-6B is currently operating on its backup bi-propellant propulsion system (See Note 4 “Satellite and Other Property and Equipment — Net”). The sixth such satellite, Galaxy 4R, for which a proof of loss has been filed (as described above), has a remaining policy covering $20.6 million of investments in sales-type leases that is subject to a component exclusion. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The seventh satellite, Galaxy 13/ Horizons 1, which was launched on October 1, 2003, continues to have a fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

      At December 31, 2003, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.3 billion. Of this amount,

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$584 million related to uninsured satellites and $752 million related to satellites insured by Significant Exclusion Policies.

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

Customer and Vendor Obligations

      We have certain contracts with our customers which require that we provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2003, we had commitments under these customer contracts which aggregated approximately $35.0 million related to the provision of equipment, services and other support.

      We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2003, we had commitments under these vendor contracts which aggregated approximately $87.2 million related to the provision of equipment, services and other support.

Executive Agreements

      One of our executives is party to an employment agreement which provides for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason (as defined in such agreement). Certain other executives are party to change-in-control severance agreements, which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control of Hughes Electronics. As a change in control of Hughes Electronics occurred on December 22, 2003, these agreements will apply if an involuntary termination of the executive occurs on or before December 22, 2006. If all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $9.0 million to $11.0 million.

      Certain of our other executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon an involuntary termination of the executive’s employment within three years after a change in control of PanAmSat, as defined in their respective agreements. These agreements expire if no change in control of PanAmSat has occurred on or before December 31, 2004.

Other

      Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

      We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Financial Information — Unaudited

      Summary financial information on a quarterly basis for us in 2003 and 2002 follows (in thousands, except per share data):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenues	$199,756	$203,593	$210,080	$217,582
Operating income	76,275	74,451	66,449	60,999
Net income	30,858	30,298	20,996	17,380
Net income per share — basic and diluted	0.21	0.20	0.14	0.12

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Revenues	$207,139	$209,233	$199,124	$196,794
Operating income	57,066	61,017	66,457	71,328
Net income	21,021	19,766	20,700	23,561
Net income per share — basic and diluted	0.14	0.13	0.14	0.16

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      See the information set forth under the captions “Election of Directors” and “Executive Officers of the Company” contained in the our Proxy Statement (to be filed not later than 120 days after the end of our fiscal year) for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      See the information set forth under the caption “Executive Compensation” (up to but not including the subcaption “Report of the Compensation Committee”) contained in our Proxy Statement (to be filed not later than 120 days after the end of our fiscal year) for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      See the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement (to be filed not later than 120 days after the end of our fiscal year) for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      See the information set forth under the subcaptions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” under the caption “Executive Compensation” contained in our Proxy Statement (to be filed not later than 120 days after the end of our fiscal year) for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accounting Firm Fees

      See the information set forth under the subcaption “Principal Accounting Firm Fees” under the caption “Executive Compensation” contained in our Proxy Statement (to be filed not later than 120 days after the end of our fiscal year) for the 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)	1. FINANCIAL STATEMENTS

See Index to Financial Statements on page 68.

2. Financial Statement Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001.

      (B) REPORTS ON FORM 8-K

      During the last quarter of 2003, we filed a Current Report on Form 8-K with Items 7 and 12 disclosures with the Securities and Exchange Commission on October 17, 2003, and a Current Report on Form 8-K with an Item 5 disclosure with the Securities and Exchange Commission on December 17, 2003.

      (C) EXHIBITS

1.1	Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers is incorporated by reference to Exhibit 1.1 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
2.1	Agreement and Plan of Reorganization, dated September 20, 1996, among Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., PanAmSat Corporation (formerly known as Magellan International, Inc. (“PanAmSat”)) and PanAmSat International Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat, L.P. (“PanAmSat International”)) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.
2.2	Amendment to Agreement and Plan of Reorganization dated as of April 4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/ Prospectus (the “Proxy Statement/ Prospectus”) contained in PanAmSat’s Registration Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997 (the “Registration Statement”).
2.3	Agreement and Plan of Merger, dated as of April 4, 1997, among PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/ Prospectus.
2.4	Assurance Agreement, dated September 20, 1996, between Hughes Electronics Corporation, PanAmSat International, Satellite Company, L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy Statement/ Prospectus.
2.6	Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and Hughes Communications, Inc. is incorporated herein by reference to Exhibit 2.4 to the Registration Statement.
3.1	Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
3.2	Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 is incorporated herein by reference to Exhibit 3.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

4.2		Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy Statement/ Prospectus.
4.4		Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
4.5		Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Exhibit 4.2.2 to PanAmSat’s Registration Statement on Form S-4 (Registration No. 333-56227).
4.8		Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes is incorporated by reference to Exhibit 4.8 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
4.9		Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities is incorporated by reference to Exhibit 4.9 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10	.31.1	Amended and Restated Collateral Trust Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10	.31.2	First Amendment, dated April 30, 1998, to Amended and Restated Collateral Trust Agreement by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes Communications, Inc. on May 1, 1998.
10.33		PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10	.33.2	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.2 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10	.33.3	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10	.33.4	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.4 to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2000.

10	.33.5	Amendment No. 2 to the Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.5 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
10	.33.6	Second Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of June 1, 2001 is incorporated herein by reference to Exhibit 10.33.6 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
10	.33.7	Third Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of April 30, 2003 is incorporated by reference to Exhibit 10.33.7 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
10.34		PanAmSat Corporation Annual Incentive Plan, effective January 1, 1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10.35		Intellectual Property Cross License Agreement, dated as of May 16, 1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
10	.41.1	Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997. Identical agreements have been executed by PanAmSat in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne S. Austin, Tig H. Krekel, Stephen R. Kahn, R. Douglas Kahn, Michael J. Inglese, Thomas E. Eaton, Jr., James B. Frownfelter, Jack A. Shaw, Michael J. Gaines, Eddy W. Hartenstein, Larry D. Hunter, Chase G. Carey, Bruce B. Churchill and Patrick T. Doyle.
10.56		PanAmSat Corporation Amended and Restated Restoration and Deferred Compensation Plan, is incorporated herein by reference to Exhibit 10.56 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
10.57		PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, is incorporated herein by reference to Exhibit 10.57 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
10	.57.1	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
10.62		PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement filed on April 28, 2000.
10.63		Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.(1)
10	.63.1	Amendment No. 1 to Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.63.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.66		Lease between 20 Westport Holdings L.L.C., Landlord and PanAmSat Corporation, dated September 29, 2000 is incorporated herein by reference to Exhibit 10.66 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)
10.71		Employment Agreement between PanAmSat Corporation and Joseph R. Wright, Jr., dated as of August 20, 2001 is incorporated herein by reference to Exhibit 10.71 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10	.71.1	Letter dated September 27, 2002, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.82 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
10	.71.2	Letter dated February 3, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.71.3	Letter dated February 5, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.71.4	Letter dated October 28, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr.*
10	.71.5	Letter dated December 31, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr.*
10.72		Employment Agreement between PanAmSat Corporation and James B. Frownfelter, dated as of November 8, 2001 is incorporated by reference to Exhibit 10.72 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.78		Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent is incorporated by reference to Exhibit 10.78 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10	.78.1	Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.78.1 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10	.78.2	Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.78.2 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
10.79		Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee is incorporated by reference to Exhibit 10.79 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.80	Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.80 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.81	Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee is incorporated by reference to Exhibit 10.81 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.83	Form of PanAmSat Corporation Executive Change of Control Severance Agreement, effective as of October 15, 2001 and entered into between PanAmSat Corporation and each of James W. Cuminale, Thomas E. Eaton, Jr., James B. Frownfelter and Michael J. Inglese in March 2002, is incorporated by reference to Exhibit 10.63 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
10.84	PanAmSat Corporation Supplemental Savings Plan.*
10.85	PanAmSat Corporation Deferred Compensation Plan*
21.1	List of subsidiaries of PanAmSat Corporation.*
23.1	Consent of Deloitte & Touche LLP.*
24.1	Powers of Attorney.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

(1)	Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.

(2)	Portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under separate cover on the date hereof.

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

PANAMSAT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Additions
	at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End of
Description	of Year	Expenses	Accounts	Deductions		Year

	(Dollars in millions)
For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts receivable (for doubtful receivables)	$8.7	$—	$—	$(2.4	)(a)	$6.3
Net investment in sales-type leases (for doubtful receivables)	10.7	—	—	(1.8)		8.9
Long-term receivables (for doubtful receivables)	3.6	1.2	0.5	(0.3)		5.0

Total Allowances Deducted from Assets	$23.0	$1.2	$0.5	$(4.5)		$20.2

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts receivable (for doubtful receivables)	$15.0	$4.0	$—	$(10.3	)(a)	$8.7
Net investment in sales-type leases (for doubtful receivables)	5.7	5.0	—	—		10.7
Long-term receivables (for doubtful receivables)	—	3.6	—	—		3.6

Total Allowances Deducted from Assets	$20.7	$12.6	$—	$(10.3)		$23.0

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts receivable (for doubtful receivables)	$8.0	$15.3	$—	$(8.3	)(a)	$15.0
Net investment in sales-type leases (for doubtful receivables)	10.3	—	—	(4.6	)(a)	5.7
Long-term receivables (for doubtful receivables)	—	—	—	—		—

Total Allowances Deducted from Assets	$18.3	$15.3	$—	$(12.9)		$20.7

(a)	Primarily relates to accounts written-off and recoveries.

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

JAMES W. CUMINALE
Executive Vice President,
General Counsel and Secretary

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Chase G. Carey	Chairman of the Board of Directors	March 15, 2004

* Joseph R. Wright, Jr.	President and Chief Executive Officer (principal executive officer) and Director	March 15, 2004

* Bruce B. Churchill	Director	March 15, 2004

* Patrick J. Costello	Director	March 15, 2004

* Patrick T. Doyle	Director	March 15, 2004

* Eddy W. Hartenstein	Director	March 15, 2004

* Dennis F. Hightower	Director	March 15, 2004

* James M. Hoak	Director	March 15, 2004

* Larry D. Hunter	Director	March 15, 2004

Signature		Title	Date

* Stephen R. Kahn		Director	March 15, 2004

/s/ MICHAEL J. INGLESE Michael J. Inglese		Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2004

*By:	/s/ JAMES W. CUMINALE (James W. Cuminale, Attorney-in-Fact)		March 15, 2004