Form 10-K/A
period 2003-12-31
PANAMSAT CORP /NEW/
filed 2004-04-29
CIK 1037388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-22531

PanAmSat Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4607698 (I.R.S. Employer Identification No.)

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

INTRODUCTORY NOTE

     This Amendment to Annual Report on Form 10-K/A is being filed to supplement PanAmSat Corporation’s (which is referred to as “we”, “us”, the “company” or “PanAmSat”) Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to include the following information:

Part III, Item 10.	Directors and Executive Officers of the Registrant
Part III, Item 11.	Executive Compensation
Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management
Part III, Item 13.	Certain Relationships and Related Transactions
Part III, Item 14.	Principal Accounting Firm Fees
Part IV, Item 15.	Exhibits
EX-31.1: CERTIFICATION OF CEO
EX-31.2: CERTIFICATION OF CFO
EX-32.1: SECTION 1350 CERTIFICATION OF CEO
EX-32.2: SECTION 1350 CERTIFICATION OF CFO

     Our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 was filed on March 15, 2004, and incorporated information required under Part III by reference to our definitive proxy statement. However, as we announced on April 20, 2004, we have entered into a transaction agreement (the “Transaction Agreement”) with The DIRECTV Group, Inc. (“The DIRECTV Group”), our parent company, PAS Merger Sub, Inc., a wholly-owned subsidiary of The DIRECTV Group (“PAS Merger Sub”) and Constellation, LLC (“Constellation”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for the merger of our company with PAS Merger Sub and the subsequent sale by The DIRECTV Group of our company to Constellation (the “PanAmSat Sale”). As a result, our Board of Directors has decided to postpone our annual meeting and, in lieu of that meeting, to hold a special meeting for stockholders to, among other things, adopt and approve the transactions contemplated by the Transaction Agreement. As our definitive proxy statement will not be finalized within 120 days after the close of fiscal 2003, this Amendment contains the supplemental information required under Part III.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     This Amendment should be considered part of, and read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004, together with the current reports on Form 8-K listed below filed since that date. The exhibits filed herewith supercede those filed with our Annual Report on Form 10-K. We are “incorporating by reference” into this Amendment the current reports on Form 8-K listed below, which means that we are disclosing important information to you by referring you to those documents. The information incorporated by reference is deemed to be part of this Amendment, except for any information superseded by information contained directly in this Amendment.

     This Amendment incorporates by reference the information contained in the following documents:

— Current Report on Form 8-K filed with the SEC on April 2, 2004
— Current Report on Form 8-K filed with the SEC on April 20, 2004

WEBSITE ACCESS TO COMPANY’S REPORTS

     PanAmSat’s Internet website address is WWW.PANAMSAT.COM. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     On December 22, 2003, Mr. Carey was designated by our Board of Directors to fill a vacancy and was chosen as its chairman following the resignation of Jack A. Shaw. On January 30, 2004, the Board of Directors designated Mr. Churchill and Mr. Doyle to fill the vacant positions on our Board, including that position vacated by the resignation of Michael J. Gaines on January 16, 2004. The other current members of our Board were elected at our 2003 Annual Meeting of Stockholders and will serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The following table sets forth information as to each member of our Board of Directors:

Name	Age
Charles G. (Chase) Carey, Chairman of the Board	50
Bruce B. Churchill	46
Patrick J. Costello	47
Patrick T. Doyle	48
Eddy W. Hartenstein	53
Dennis F. Hightower	62
James M. Hoak	60
Larry D. Hunter	54
Stephen R. Kahn	49
Joseph R. Wright	65

     Charles G. (Chase) Carey is presently the Chairman of our Board of Directors. Mr. Carey is President and Chief Executive Officer of The DIRECTV Group (a satellite communications company and our parent corporation and affiliate, formerly known as Hughes Electronics Corporation (“Hughes Electronics”)) and is a member of that company’s board of directors. Mr. Carey has served as an advisor and non-executive director of The News Corporation Limited (“News Corporation”) since 2002. Mr. Carey served as Co-Chief Operating Officer of News Corporation from 1996 to 2002. Mr. Carey served as a director, President and Chief Executive Officer of Sky Global Networks, Inc. from 1992 to 2002. Mr. Carey served as a director of Fox Entertainment Group, Inc. (“Fox Entertainment”) from 1992 to 2002 and served as Co-Chief Operating Officer of that company from 1998 to 2002. Mr. Carey was Chairman and Chief Executive Officer of Fox Television from 1994 to 2000. Mr. Carey was a director of News America Incorporated until 2002, President and Chief Operating Officer from 1998 until 2002 and Executive Vice President from 1996 to 1998. Mr. Carey served as a director of NDS Group, Inc. from 1996 to 2002 and a director of Gemstar-TV Guide International, Inc. from 2000 until 2002. Mr. Carey has been a member of the board of directors of British Sky Broadcasting plc since February 2003. Mr. Carey is a director and a member of the audit committee of Gateway, Inc., director and member of the compensation committee of Yell Finance B.V. and also serves on the board of trustees of Colgate University. Mr. Carey has been a director and Chairman of our Board of Directors since December 22, 2003.

     Bruce B. Churchill is presently one of our directors. In addition, he is Executive Vice President and Chief Financial Officer of The DIRECTV Group. From 2000 until joining The DIRECTV Group in January of this year, Mr. Churchill was President and Chief Operating Officer of STAR TV and from 1996 until 2000 was its Deputy Chief Executive Officer. Prior to that, Mr. Churchill was Senior Vice President, Finance of Fox Television. Mr. Churchill has been a director since January 30, 2004.

     Patrick J. Costello is presently one of our directors. In addition, he is the Chief Financial Officer of Northway Management Company, LLC (a private investment company), a position he has held since May 1997 and is a director of First Look Media, Inc. Mr. Costello was the Chief Financial Officer of PanAmSat International (our predecessor) from May 1992 to May 1997, and was elected a director of PanAmSat International in October 1996. Mr. Costello has been a director since May 1997.

     Patrick T. Doyle is presently one of our directors. In addition, he is Senior Vice President, Controller, Treasurer and Chief Accounting Officer of The DIRECTV Group. From July 2000 to December 2003, Mr. Doyle was Corporate Vice-President, Treasurer and Controller of Hughes Electronics and prior to that, he was Vice President of Corporate Development and Taxes. Mr. Doyle has been a director since January 30, 2004.

     Eddy W. Hartenstein is presently one of our directors. He is Vice Chairman of The DIRECTV Group and a member of that company’s board of directors. Until December 2003, he was Chairman and Chief Executive Officer of DIRECTV Holdings LLC and Corporate Senior Vice President of Hughes Electronics. Mr. Hartenstein is a member of the board of directors of Thomson Multimedia, the Satellite Broadcasting Communications Association and the Consumer Electronics Association. He has been a director since June 2001.

     Dennis F. Hightower is presently one of our directors. He is a retired business executive who was formerly Chief Executive Officer of Europe Online Networks S.A., a Luxembourg based broadband interactive entertainment company. Previously, he served as a Professor of Management at the Harvard University Graduate School of Business Administration, which position he held from July 1996 through May 2000. He was a senior executive with The Walt Disney Company, a diversified worldwide entertainment company, from June 1987 to June 1996, when he was appointed President of Walt Disney Television & Telecommunications and President of Disney Consumer Products, Europe, Middle East and Africa, a publishing, character merchandise and children’s music company. He is a member of the board of directors of Accenture Ltd., The Gillette Company, Northwest Airlines Corporation and The TJX Companies, Inc. and is a member of the Board of Trustees of Casey Family Programs. Mr. Hightower has been a director since May 1997.

     James M. Hoak is presently one of our directors. In addition, he is Chairman of Hoak Media, LLC (a television broadcaster) and Chairman and a Principal of Hoak Capital Corporation (a private equity investment company). Mr. Hoak is a former Chairman of HBW Holdings, Inc. (an investment bank), which position he held from July 1996 to November 1999. He served as Chairman of Heritage Media Corporation, a broadcasting and marketing services firm, from its inception in August 1987 to its sale in August 1997. Mr. Hoak was Chief Executive Officer of Crown Media, Inc., a cable television company, from February 1991 to January 1995. Mr. Hoak is a member of the board of directors of Pier 1 Imports, Inc., Texas Industries, Inc. and Grande Communications, Inc. He has been a director since May 1997.

     Larry D. Hunter is presently one of our directors. He is Executive Vice President, General Counsel and Secretary of The DIRECTV Group. From March 2001 to December 2003, Mr. Hunter was Corporate Senior Vice President and General Counsel of Hughes Electronics. Mr. Hunter was Chairman and President of DIRECTV Japan Management, Inc. from August 1998 to March 2001. Mr. Hunter has been a director since October 2001.

     Stephen R. Kahn is presently one of our directors. In addition, he is a Managing Director of Advent International Corporation (a global private equity firm), which position he has held since 1993. Prior to that, he was a Vice President/Director at Advent. At Advent, Mr. Kahn is the senior partner responsible for Advent global programs and corporate partnerships. His responsibilities include development and oversight of regional venture market activities, including Israel, Australasia, India and Japan. In addition, Mr. Kahn oversees Advent’s corporate programs with leading Fortune 500 companies from around the world. Previously, he worked in Advent’s financial services group and was responsible for corporate finance and mergers and acquisitions advisory services. Mr. Kahn has been a member of the board of directors of CompuScan Marketing, Inc., Cycloid Co. and Gemini Israel Funds. He has been a director since October 1998.

     Joseph R. Wright has been our President and Chief Executive Officer since August 2001 and is presently one of our directors. Prior to joining us as our Chief Executive Officer, Mr. Wright was Chairman of GRC International, which provides advanced IT, Internet and software technologies to government and commercial customers. He was also Co-Chairman of Baker & Taylor, a book/video/software distribution company. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace, Company. In the 1980s, Mr. Wright served President Reagan in the U.S. Government as Deputy Director and Director of the Federal Office of Management and Budget and as a member of the Cabinet and as Deputy Secretary of the Department of Commerce. Prior to his time in Washington D.C., Mr. Wright was President of two Citibank credit card subsidiaries and was a Partner of Booz Allen and Hamilton. Mr. Wright currently serves on the Board of Directors/Advisors of AT&T Government Solutions, Titan Corporation, Proxim Corporation, Terremark Worldwide and Verso Technologies. He is a member of the FCC’s Network Reliability and Interoperability Counsel and was on the President’s Commission on U.S. Postal Service reform. He is a member of the Council on Foreign Relations, Counsel for Excellence in Government, Chief Executives Organization, Committee for a Responsible Federal Budget and the New York Economic Club. He has been a director since 1997.

Executive Officers of the Company

     Set forth below is certain information concerning each of our current executive officers.

Name	Age	Position
Joseph R. Wright	65	President, Chief Executive Officer and Director
James B. Frownfelter	40	Executive Vice President and Chief Operating Officer
James W. Cuminale	51	Executive Vice President Corporate Development, General Counsel and Secretary
Thomas E. Eaton, Jr.	49	Executive Vice President and President, G2 Satellite Solutions
Michael J. Inglese	43	Executive Vice President and Chief Financial Officer

     Joseph R. Wright has been our President and Chief Executive Officer since August 2001. For Mr. Wright’s biographical information, see “— Directors.”

     James B. Frownfelter has been our Executive Vice President and Chief Operating Officer since January 2003. Mr. Frownfelter previously served as our Executive Vice President and Chief Technology Officer and Vice President and Senior Vice President of Space Systems. Prior to joining us in 1998, Mr. Frownfelter was a senior manager at Philip A. Rubin & Associates, which provided consulting services to us. From 1991 to 1996, Mr. Frownfelter was the Director of Marketing at Fokker Aircraft U.S.A., Inc. Prior to that time, Mr. Frownfelter was an engineer for Hughes Aircraft Company.

     James W. Cuminale has been our Executive Vice President Corporate Development, General Counsel and Secretary since April 1999. From May 1997 to April 1999, Mr. Cuminale was our Senior Vice President, General Counsel and Secretary. From January 1996 to May 1997, Mr. Cuminale was Senior Vice President and General Counsel of PanAmSat International, and from March 1995 to December 1995, was General Counsel of PanAmSat International. From 1983 to 1995, Mr. Cuminale was a partner in the law firm of Ivey, Barnum & O’Mara.

     Thomas E. Eaton, Jr. has been Executive Vice President and President, G2 Satellite Solutions since August 2003. Mr. Eaton previously served as our Executive Vice President, Global Sales and Marketing since October 2001, initially joining us as Executive Vice President, Global Sales in November 2000. From 1996 to 2000, Mr. Eaton was the Senior Vice President of INTELSAT’s Global Sales and Customer Support, heading the sales and support of all of INTELSAT’s services worldwide. From 1992 to 1996, Mr. Eaton was the Vice President, Sales and Marketing for Integrated Network Services, Inc., a start-up company he helped form. Mr. Eaton was Director of Marketing for Sprint Communication Corp.’s video services division from 1989 to 1992, and held various management positions with Nortel Networks from 1984 to 1989.

     Michael J. Inglese has been our Executive Vice President and Chief Financial Officer since January 2002.

From June 2000 to January 2002, Mr. Inglese served as our Senior Vice President of Finance and Chief Financial Officer and from May 1998 to June 2000 he served as our Vice President of Finance. Prior to joining us in May 1998, Mr. Inglese was Chief Financial Officer for Hughes Electronics’ DIRECTV Japan, Inc., where he was responsible for the financial management and control of the broadcasting and customer service center operations. Prior to 1997, Mr. Inglese was a senior manager of corporate development at Hughes Electronics.

Board Independence

     The NASD listing standards require that a majority of the members of our Board of Directors be “independent,” as such term is defined by the NASD listing standards. However, such requirement does not apply to a “Controlled Company,” which is a company of which more than 50% of the voting power is held by an individual, a group or another company. More than 50% of our voting power is held by The DIRECTV Group, and therefore, we are a Controlled Company.

     We are relying on Rule 4350(c) of the NASD listing standards which allows Controlled Companies to be exempt from rules requiring (a) a majority of the members of the Board of Directors to be independent directors; (b) the compensation of the chief executive officer to be determined, or recommended to the Board of Directors for determination, either by a majority of the independent directors or a compensation committee comprised solely of independent directors; (c) the compensation of all other executive officers to be determined, or recommended to the Board of Directors for determination, either by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees to be selected, or recommended for the Board of Directors’ selection, either by a majority of the independent directors or a nominations committee comprised solely of independent directors.

Audit Committee

     Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor, engaging a firm of independent accountants to audit our financial statements, evaluating the adequacy of our accounting policies and our internal controls and reviewing any proposed corrective actions.

     Consistent with NASD listing standards regarding audit committee structure and membership requirements as of the date hereof, our Audit Committee is composed of three directors. The members of the Audit Committee are Messrs. Hoak, Costello and Hightower, all of whom are “independent” under the current NASD listing standards. Our Board of Directors has determined that Messrs. Costello and Hoak are each an “audit committee financial expert” as such term is defined in the SEC regulations.

     The Board of Directors adopted an amended and restated written charter for the Audit Committee on March 31, 2004. The Audit Committee met twelve times in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than 10% of any class of our equity securities registered under the Exchange Act (“10% Holders”), to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based on our review of such reports furnished to us, we believe that during the year ended December 31, 2003, our officers and directors and 10% Holders complied with all applicable Section 16(a) filing requirements on a timely basis.

Code of Business Conduct and Ethics

     We adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website, at www.panamsat.com. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics on our website. Any waivers of the Code of Business Conduct and Ethics applicable to our directors and executive officers will be disclosed in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation earned by our Chief Executive Officer and other executive officers (the “Named Executive Officers”) for services rendered in such capacities to us during each of the last three fiscal years:

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
							Awards			Payouts
							Restricted		Securities
					Other Annual		Stock		Underlying	LTIP	All Other
Name and		Salary		Bonus	Compensation		Awards		Options/SARs	Payout	Compensation
Principal Position	Year	($)		($)(2)	($)		($)(8)		(#)	($)	($)
Joseph R. Wright	2003	645,000	(1)	762,000	85,150	(3)	346,000	(9)	—	—	806,532	(10)
President and Chief Executive	2002	625,000		770,000	78,827		—		100,000	—	55,000
Officer	2001	204,327		900,000	—		—		400,000	—	21,433
James B. Frownfelter	2003	425,000	(1)	391,000	725,907	(4)	294,100	(9)	—	—	30,764	(11)
Executive Vice President and	2002	415,000		332,000	200,075		—		60,000	—	24,332
Chief Operating Officer	2001	276,923		257,000	—		—		60,000	—	23,232
James W. Cuminale Executive Vice President Corporate Development,	2003	338,000		220,000	17,202	(5)	224,900	(9)	—	—	24,421	(12)
General Counsel and	2002	338,000		270,000	252,085		—		60,000	—	19,780
Secretary	2001	325,000		157,000	225,000		—		80,000	—	40,426
Thomas E. Eaton, Jr. Executive Vice President and	2003	312,000		180,000	36,909	(6)	224,900	(9)	—	—	22,440	(13)
President, G2 Satellite	2002	312,000		249,000	241,506		—		60,000	—	6,800
Solutions	2001	300,000		157,000	—		—		—	—	28,933
Michael J. Inglese	2003	312,000		244,000	40,933	(7)	224,900	(9)	—	—	22,044	(14)
Executive Vice President and	2002	290,000		232,000	159,030		—		60,000	—	13,258
Chief Financial Officer	2001	250,000		118,000	—		—		30,000	—	22,532

(1)	On July 1, 2003, Mr. Wright’s salary was increased from $625,000 to $665,000 and Mr. Frownfelter’s salary was increased from $415,000 to $435,000.

(2)	Bonuses for 2003 were paid in February 2004.

(3)	This amount includes a transportation allowance of $26,930, $45,351 for financial planning services and $10,854 for medical benefits, which amounts include payments for income tax obligations with respect to such benefits.

(4)	This amount includes cash payments of $415,000 made in January 2004 and $269,750 made in February 2004 in connection with Mr. Frownfelter’s employment agreement. In addition, this amount includes a transportation allowance of $12,000, $18,034 for financial planning services and $9,520 for medical benefits, which amounts include payments for income tax obligations with respect to such benefits.

(5)	This amount includes a transportation allowance of $15,600 and payments for income tax obligations with respect to such benefits.

(6)	This amount includes a transportation allowance of $12,000, $20,247 for financial planning services and $2,863 for medical benefits, which amounts include payments for income tax obligations with respect to such benefits.

(7)	This amount includes a transportation allowance of $12,000, $18,034 for financial planning services and $9,297 for medical benefits, which amounts include payments for income tax obligations with respect to such benefits.

(8)	As of December 31, 2003, the number and value of the restricted stock holdings by the Named Executive Officers are 85,700 shares and $1,847,692, respectively, based on a closing price of our Common Stock on that date of $21.56 per share.

(9)	Restricted stock awards on April 30, 2003 to Messrs. Wright, Frownfelter, Cuminale, Eaton and Inglese of 20,000, 17,000, 13,000, 13,000 and 13,000 shares, respectively. The amounts shown are based upon a closing price of our Common Stock on April 30, 2003 of $17.30 per share. Fifty percent of such restricted stock awards vests on the second anniversary of the date of grant and fifty percent vests on the third anniversary of the date of grant.

(10)	This amount includes a cash payment of $750,000 made in January 2004 in connection with Mr. Wright’s employment agreement. In addition, this amount represents a contribution to the Supplemental Savings Plan of $49,732 and a contribution to the PanAmSat Retirement Savings Plan (the “401(k) Plan”) of $6,800.

(11)	This amount represents a contribution to the Supplemental Savings Plan of $23,964 and a contribution to the 401(k) Plan of $6,800.

(12)	This amount represents a contribution to the Supplemental Savings Plan of $17,621 and a contribution to the 401(k) Plan of $6,800.

(13)	This amount represents a contribution to the Supplemental Savings Plan of $15,640 and a contribution to the 401(k) Plan of $6,800.

(14)	This amount represents a contribution to the Supplemental Savings Plan of $15,244 and a contribution to the 401(k) Plan of $6,800.

Option Grants in Last Fiscal Year

     No stock options were granted to the Named Executive Officers during the fiscal year ended December 31, 2003.

Long-Term Incentive Plan Awards

The following table sets forth the number of restricted stock awards granted to the Named Executive Officers in 2003.

	Number of Shares,	Performance or Other Period		Estimated Future Payouts Under Non-Stock Price-Based Plan
	Units or Other	Until Maturation or		Threshold	Target	Maximum
Named Executive	Rights(1)	Payout		(#)	(#)	(#)
Joseph R. Wright	20,000	2005-2006	(2)	—	—	—
James B. Frownfelter	17,000	2005-2006	(2)	—	—	—
James W. Cuminale	13,000	2005-2006	(2)	—	—	—
Thomas E. Eaton, Jr.	13,000	2005-2006	(2)	—	—	—
Michael J. Inglese	13,000	2005-2006	(2)	—	—	—

(1)	The number set forth in this column for each Named Executive Officer represents the number of restricted stock units granted under our Long-Term Stock Incentive Plan.

(2)	Fifty percent of such restricted stock awards vests on April 30, 2005 and fifty percent vests on April 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In The-Money
			Options at	Options at
	Shares		FY End(#)	FY End($)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable	Unexercisable*
Joseph R. Wright	—	—	233,333/266,667	$10,333/20,667
James B. Frownfelter	—	—	105,000/75,000	$6,200/12,400
James W. Cuminale	—	—	162,500/80,000	$6,200/12,400
Thomas E. Eaton, Jr.	—	—	80,000/60,000	$6,200/12,400
Michael J. Inglese	—	—	86,000/60,000	$6,200/12,400

* Based on the closing price of our Common Stock on December 31, 2003 of $21.56 per share.

Director Compensation

     Effective January 2003, each non-employee director is eligible to receive an annual fee of $75,000 for services rendered as a member of the Board of Directors, which is payable at each director’s election either (a) all in restricted stock granted under our Long-Term Stock Incentive Plan or (b) up to 40% ($30,000) in cash and the balance in restricted stock. Additionally, under this plan, the non-employee director chairing the Audit Committee is eligible to receive an additional annual fee of $15,000 and each non-employee director who serves as a chairperson of a committee of the Board of Directors other than the Audit Committee is eligible to receive an additional annual fee of $10,000. Each of these additional fees is payable in restricted stock granted under our Long-Term Stock Incentive Plan. At such director’s election, up to 50% of these additional fees may be paid in cash in lieu of restricted stock. The number of shares to be issued in payment of the fees will be calculated based on the average daily closing price of our Common Stock on Nasdaq during the month prior to the date of grant. The restricted shares vest 100% on the first anniversary of the date the restricted shares are granted; prior to being fully vested, such shares will be subject to forfeiture upon the termination of a board member’s services. Directors may also elect to defer the fees payable in stock, in the form of units of our Common Stock, pursuant to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan (the “Deferral Plan”). Employees of The DIRECTV Group who serve on the Board are not considered non-employee directors and do not receive compensation for their service as directors.

     On May 1, 2003, pursuant to the PanAmSat Corporation Non-Employee Director Fee Plan, 2,813 restricted shares of our Common Stock were granted and $30,000 was paid to Mr. Costello, 3,125 restricted shares were granted and $35,000 was paid to Mr. Hightower, 3,594 restricted shares were granted and $42,500 was paid to Mr. Hoak, and 4,688 restricted shares were granted to Mr. Kahn. Mr. Hoak and Mr. Costello elected to defer receipt of their restricted share grant pursuant to the Deferral Plan until termination of their services as Board members.

     We reimburse the directors for reasonable travel expenses incurred in connection with their duties as our directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Agreement with Joseph R. Wright

     On August 20, 2001, we entered into an employment agreement with Joseph R. Wright pursuant to which Mr. Wright agreed to serve as President and Chief Executive Officer. This agreement was subsequently amended by five letters dated September 27, 2002, February 3, 2003, February 5, 2003, October 28, 2003 and December 31, 2003, respectively. As amended, the current term of the agreement expires on August 19, 2004 and will automatically be extended for additional one year periods unless we notify Mr. Wright of our desire not to extend before June 20 of the year in which the agreement is to expire. Under the agreement, Mr. Wright received an annual base salary of $625,000, which amount was increased to $665,000 in July 2003. He was guaranteed a bonus of $600,000 for the year 2001 and received a cash hiring bonus of $300,000. In the event of a change of control (as defined in Mr. Wright’s employment agreement and in The Hughes Electronics Corporation Incentive Plan) of PanAmSat or The DIRECTV Group during the term of his employment, Mr. Wright will receive a transaction completion bonus of $1,500,000, payable 50% upon the completion of the change of control and 50% one year following the completion of the change of control. Such a change of control event did occur upon the acquisition of The DIRECTV Group by News Corporation in December 2003. Accordingly, $750,000 was paid to Mr. Wright in January 2004. The balance of $750,000 will be payable in December 2004. The consummation of the PanAmSat Sale will also constitute such a change of control, however, we are not required to pay the change of control bonus again.

     Mr. Wright is entitled to participate, without limitation, in our Annual Incentive Plan, 401(k) Plan and Supplemental Savings and Deferred Compensation Plan. Mr. Wright is also entitled to participate in our Nonqualified Stock Option Program and pursuant thereto, we granted Mr. Wright options to purchase 200,000 shares of our Common Stock at the market price on August 20, 2001. In addition, on August 20, 2001, we granted Mr. Wright options to purchase 200,000 shares of our Common Stock to compensate Mr. Wright for options granted but not yet vested or paid by his previous professional associations.

     If Mr. Wright is terminated without cause, we decline to extend his employment agreement for an additional year or Mr. Wright terminates his employment for good reason after a change of control of PanAmSat, Mr. Wright will be provided severance pay in an amount equal to two and one-half times Mr. Wright’s annual base salary in effect at the time of termination plus the greater of the most recent bonus paid or the bonus target in effect at the time of termination and his outstanding option grants will immediately vest. In addition, we will pay the costs of Mr. Wright’s (and his eligible dependents’) participation in our group medical, dental and vision insurance plans until the earlier of 30 months following his termination or the date on which Mr. Wright secures alternate employment. In the event that any amount or distribution to Mr. Wright would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then we will pay Mr. Wright the amount necessary to fully reimburse him for such taxes.

     As a condition precedent to the receipt of any severance payment or benefits, Mr. Wright must execute a written waiver and release of claims against us and, agree that for a period of two years after the termination of his employment, he will not compete with us or solicit any key employees to accept employment with any of our competitors.

Employment Agreement with James B. Frownfelter

     On November 8, 2001, we entered into an employment agreement with James B. Frownfelter, pursuant to which Mr. Frownfelter agreed to serve as Executive Vice President and Chief Technology Officer. Effective January 1, 2003, Mr. Frownfelter was appointed Executive Vice President and Chief Operating Officer. Under the agreement, Mr. Frownfelter receives an annual base salary of $395,000, which was increased to $415,000 in May 2002 and $435,000 in July 2003. Mr. Frownfelter is entitled to participate in our Annual Incentive Plan, 401(k) Plan and Supplemental Savings and Deferred Compensation Plan. In connection with his employment agreement, we granted Mr. Frownfelter options to purchase 30,000 shares of our Common Stock at $23.03 per share. In addition, Mr. Frownfelter received retention bonus payments of $415,000 and $269,750 in January and February 2004, respectively, which, in the aggregate, equal to one year’s base salary plus his bonus earned for 2003.

Severance Pay Plan

     Our Severance Pay Plan (as amended and currently in effect, the “Severance Pay Plan”) provides severance pay to eligible employees upon certain separations of employment. Each of our regular full-time employees is a participant in the Severance Pay Plan. An employee terminated for any reason other than for cause (as defined in the Severance Pay Plan) who signs and delivers to us a release of all claims which the employee may have by reason of employment with us or the termination thereof shall be eligible to receive severance benefits pursuant to the Severance Pay Plan. Severance benefits are calculated based upon the employee’s level of compensation and the number of years with us with a minimum of 12 weeks salary and a maximum of 52 weeks salary for executive employees, a minimum of 6 weeks salary and a maximum of 40 weeks salary for exempt employees, and a minimum of four weeks salary and a maximum of 29 weeks salary for non-exempt employees. The terminated employee is also entitled to participate in our group health, dental and life insurance plans for the number of weeks calculated above. In the event that due to and within two years after a change of control (as defined in the Severance Pay Plan), an employee either resigns for good reason (as defined in the Severance Pay Plan) or is terminated pursuant to a layoff (as determined by our Chief Executive Officer in his sole discretion), then severance benefits shall instead be calculated based upon the employee’s level of compensation, with a minimum for all eligible employees of 26 weeks salary and a maximum of 52 weeks salary, and the employee is entitled to participate in our group health, dental and life insurance plans for three months after such resignation or layoff. The severance benefit is paid as soon as practicable after execution and effectiveness of a signed waiver and release by the employee, at our option, either (i) in a lump sum, or (ii) in accordance with our payroll practices, in each case, less applicable deductions and withholdings. The consummation of the PanAmSat Sale will constitute such a change of control.

     Under the terms of the Severance Pay Plan, the Chief Executive Officer or his designee has the power to determine all questions arising under the Severance Pay Plan, and any decision regarding any matter within the discretion of the Chief Executive Officer and made by him in good faith is binding on all persons. We have reserved the right through our Board of Directors to amend the Severance Pay Plan and to terminate the Severance Pay Plan at any time without prior notice, provided that the Severance Pay Plan shall not be terminated with respect to any Terminated Employee (as defined in the Severance Pay Plan) or amended in a way that is adverse to the interests of any Terminated Employee.

     Under the Severance Pay Plan, the Named Executive Officers would receive a minimum of 12 weeks salary and a maximum of 52 weeks salary as severance, depending upon years of service. Such Severance Compensation shall be in lieu of any other payments or benefits in the nature of severance pay or benefits which the Executive has received or will receive from the Company or any of its affiliates including, without limitation, payments under another severance plan or any severance agreement between the Company and the Executive. Any other arrangement, plan or program providing severance benefits shall be deemed to be amended to eliminate any obligation for benefits to be provided thereunder.

Executive Change-in-Control Severance Agreements

     In March 2002, effective as of October 15, 2001, we entered into executive change-in-control severance agreements (the “Severance Agreements”) with each of James W. Cuminale, Thomas E. Eaton, Jr., Michael J. Inglese and James B. Frownfelter (the “Retained Officers”). The Severance Agreements provide for payments by us to the Retained Officers in the event we terminate such officer’s employment without cause or the Retained Officer terminates his employment for good reason (an “Involuntary Termination”), in each case within three years after a Change-in-Control (as defined in the Severance Agreements) of The DIRECTV Group. Such Change-in-Control occurred on December 22, 2003.

     In the event of an Involuntary Termination of a Retained Officer, we will pay to such Retained Officer all accrued compensation in an amount equal to the sum of (i) the unpaid annual base salary earned as of the date of termination, (ii) an amount equal to the higher of (x) the Retained Officer’s unpaid targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year, in each case multiplied by a fraction, the numerator of which is the number of days elapsed in the current fiscal period to the date of termination, and the denominator of which is 365 and (iii) an amount equal to the Retained Officer’s accrued balance under our “paid time off” program (or successor or replacement program), calculated based on the Retained Officer’s annual base salary.

     The Severance Agreements also require that we pay to such Retained Officer severance compensation upon Involuntary Termination in an amount equal to two times the sum of (i) the Retained Officer’s annual base salary for the year in which the Involuntary Termination occurs plus (ii) the higher of (x) the Retained Officer’s targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year. Payment of the severance compensation is conditioned upon receipt of a written release from the Retained Officer of any claims against us or our subsidiaries. Payment of such severance compensation is due within 10 days following the effective date of such release. Under the Severance Agreements, all payments thereunder are subject to the Retained Officer’s compliance with covenants not to compete with General Motors Corporation, The DIRECTV Group and us for two years following termination, not to solicit our employees for two years following termination, and not to disclose any of our confidential information.

     The Severance Agreements also provide that (i) any unvested stock options, restricted stock units and other awards (“Stock Awards”) granted prior to the Change-in-Control under our Long-Term Stock Incentive Plan (or successor or replacement plan) held by a Retained Officer shall immediately become vested and exercisable, and any restrictions thereon shall lapse upon the Change-in-Control and, to the extent such Stock Awards are assumed, substituted or continued, following any Involuntary Termination such Stock Awards shall be exercisable under the terms and conditions of our Long-Term Stock Incentive Plan and any award agreements thereunder for a period equal to the lesser of (x) five years from the date of the Retained Officer’s Involuntary Termination or (y) the term of such Stock Award, (ii) the Retained Officer and the Retained Officer’s dependents shall be entitled to participate on the same basis as active employees and their dependents, respectively, in our group health, dental and life insurance plans (including premium payments and credit dollars paid by us), or we shall make available comparable benefits (but not any other welfare benefit plans or any retirement plans, except as described below) for a period of two years following an Involuntary Termination of employment, (iii) the Retained Officer shall be entitled to reimbursement for actual payments made for professional outplacement services, not to exceed $25,000, and (iv) the Retained Officer shall be entitled to reimbursement for all outstanding unreimbursed business expenses incurred prior to the

Involuntary Termination.

     If any amounts or other benefits payable to a Retained Officer under the Severance Agreements or otherwise become subject to an excise tax imposed under Section 4999 of the Code or any other similar tax or assessment, we will pay the Retained Officer the amount necessary to fully reimburse such Retained Officer for these taxes, unless the Retained Officer would not receive a net after-tax benefit of at least $50,000, in which case his severance would be reduced so as to avoid the imposition of any excise taxes. The Severance Agreements also provide that we reimburse a Retained Officer for attorneys’ fees and other costs necessary to enforce or defend his rights under the relevant Severance Agreement.

Compensation Committee Interlocks and Insider Participation

     There were no compensation committee interlocks between any of the members of the Compensation and Nominating Committee (the “Compensation Committee”) during 2003 and any other entity. Mr. Shaw, our former Chairman, who resigned on December 22, 2003, was a member of the Compensation Committee and an executive officer of The DIRECTV Group, our parent corporation and an affiliate of ours under the rules and regulations of the SEC. Mr. Carey, our current Chairman and an executive officer of The DIRECTV GROUP, is currently a member of the Compensation Committee. During 2003, The DIRECTV Group and certain of its subsidiaries engaged in certain transactions with us, see “Item 13. Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued	Exercise Price	Under Equity
	Upon Exercise of	of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,650,992	$30.10	10,830,367 (3)
Equity compensation plans not approved by security holders(2)	71,250	$34.61	155,569 (4)

Total	6,722,242	$30.15	10,985,936

(1)	Includes the Long-Term Stock Incentive Plan, which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our executive officers, other employees, directors and independent contractors.

(2)	Includes options granted to a certain former employee which are fully vested and exercisable for our Common Stock, and the 401(k) Plan which matches a portion of our employees’ contribution with our Common Stock.

(3)	The 10,830,367 shares reserved under the Long-Term Stock Incentive Plan for future issuance can be allocated among the various types of awards, including nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

(4)	As of December 31, 2003, there were 155,569 shares of our Common Stock available for future issuance under our 401(k) Plan.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of February 13, 2004 by (i) each person who or entity that, insofar as we have been able to ascertain, beneficially owned as of such date more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) our Named Executive Officers and (iv) all of our executive officers and directors as a group (14 persons).

	Amount and Nature of
	Beneficial Ownership of	Percent of
Name of Beneficial Owner(1)	Shares of Common Stock	Common Stock(1)
The DIRECTV Group, Inc.(2)	120,812,175	80.4%
Mary Anselmo(3)(4)(5)	10,798,473	7.2%
Article VII Trust Created Under the Rene Anselmo Revocable Trust Dated June 10, 1994(3)(4)	10,098,588	6.7%
Charles G. (Chase) Carey	0	*
Bruce B. Churchill	0	*
Patrick J. Costello(6)	12,146	*
Patrick T. Doyle	200	*
Eddy W. Hartenstein	0	*
Dennis F. Hightower	7,857	*
James M. Hoak	13,304	*
Larry D. Hunter	400	*
Stephen R. Kahn(7)	12,425	*
Joseph R. Wright(7)(8)	273,610	*
James B. Frownfelter(7)(9)	134,204	*
James W. Cuminale(7)(10)	216,153	*
Thomas E. Eaton, Jr.(7)(11)	100,355	*
Michael J. Inglese(7)(12)	115,264	*
All executive officers and directors as a group (14 persons)	885,918	*

*	Less than 1%

(1)	For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the beneficial owners of shares of our Common Stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire on or at any time prior to April 16, 2004 (through the exercise of vested options or otherwise). For purposes of calculating the percentage of outstanding shares held by each person or group listed above, any shares which such person or group has the right to acquire on or at any time prior to April 16, 2004 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2)	The address of such entity is 2250 East Imperial Highway, El Segundo, California 90245. All of such shares are owned of record by direct and indirect wholly-owned subsidiaries of The DIRECTV Group.

(3)	The address of such entity or person is c/o Northway Management Co. LLC, 164 Mason Street, Greenwich, Connecticut 06830.

(4)	Mary Anselmo, Frederick A. Landman and Lourdes Saralegui are joint trustees under the Article VII Trust, which was created by Rene Anselmo (the founder and former Chairman of the Board and Chief Executive Officer of PanAmSat International), and succeeded to all of the stock owned by Rene Anselmo on the date of his death. A majority of the joint trustees have the power to vote all of our Common Stock held by the Article VII Trust, and Mrs. Anselmo, as joint trustee, has the sole power to require or prohibit the sale of such shares. Each joint trustee, in his or her capacity as such, may be deemed to be the beneficial owner of all the shares of our Common Stock that are held by the Article VII Trust, but each joint trustee other than Mrs. Anselmo disclaims beneficial ownership of such shares.

(5)	Includes 10,098,588 shares owned by the Article VII Trust for which Mrs. Anselmo is a joint trustee. As joint trustee, Mrs. Anselmo has sole power to require or prohibit the sale of the trust’s shares. Mrs. Anselmo is also the principal beneficiary of the trust and claims beneficial ownership of the shares.

(6)	Does not include 338,140 shares owned by the Mary Anselmo 2002 Grantor Retained Annuity Trust under agreement dated October 3, 2002 and 361,745 shares owned by the Mary Anselmo 2003 Grantor Retained Annuity Trust under declaration of trust dated October 8, 2003 for each of which Mr. Costello is a joint trustee, with respect to all of which shares Mr. Costello disclaims beneficial ownership.

(7)	The number of shares shown in the table includes the following shares that certain of our directors and executive officers may acquire by exercising options exercisable on or at any time prior to April 16, 2004: Stephen R. Kahn, 216; Joseph R. Wright, 266,666; James B. Frownfelter, 132,500; James W. Cuminale, 202,500; Thomas E. Eaton, Jr. 100,000; and Michael J. Inglese, 113,500.

(8)	Includes 1,438 shares credited to Mr. Wright’s accounts under the 401(k) Plan.

(9)	Includes 1,704 shares credited to Mr. Frownfelter’s accounts under the 401(k) Plan.

(10)	Includes 1,953 shares credited to Mr. Cuminale’s accounts under the 401(k) Plan.

(11)	Includes 355 shares credited to Mr. Eaton’s accounts under the 401(k) Plan.

(12)	Includes 1,764 shares credited to Mr. Inglese’s accounts under the 401(k) Plan.

     The following table sets forth certain information regarding the equity securities of The DIRECTV Group beneficially owned as of February 13, 2004 by (i) each of our directors, (ii) our Chief Executive Officer and the Named Executive Officers and (iii) all of our executive officers and as a group (14 persons).

Amount and Nature of
Beneficial Ownership of
Shares of The DIRECTV
Group Common
Name of Beneficial Owner(1)	Stock(1)(2)
Charles G. (Chase) Carey	—
Bruce B. Churchill	—
Patrick J. Costello	—
Patrick T. Doyle	590,629 (3)
Eddy W. Hartenstein	2,397,387 (4)
Dennis F. Hightower	—
James M. Hoak	—
Stephen R. Kahn	—
Larry D. Hunter	712,104 (5)
Joseph R. Wright	—
James. B. Frownfelter	—
James W. Cuminale	—
Thomas E. Eaton, Jr.	—
Michael J. Inglese	15,017 (6)
All executive officers and directors as a group (14 persons)	3,715,137

(1)	For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the beneficial owners of shares of The DIRECTV Group common stock (“DTV Common Stock”) listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire on or at any time prior to April 16, 2004 (through the exercise of vested options or otherwise). For purposes of calculating the percentage of outstanding shares held by each person or group listed above, any shares which such person or group has the right to acquire on or at any time prior to April 16, 2004 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2)	No individual director or executive officer beneficially owns one percent or more of any class of outstanding equity securities of The DIRECTV Group, nor do the directors and executive officers as a group beneficially own one percent or more of any class of outstanding equity securities of The DIRECTV Group.

(3)	Includes 578,198 shares that may be acquired by the exercise of options exercisable on or at any time prior to April 16, 2004.

(4)	Includes 2,346,328 shares that may be acquired by the exercise of options exercisable on or at any time prior to April 16, 2004.

(5)	Includes 672,302 shares that may be acquired by the exercise of options exercisable on or at any time prior to April 16, 2004.

(6)	The shares of DTV Common Stock beneficially owned by Mr. Inglese include 14,280 shares that may be acquired by the exercise of options exercisable on or at any time prior to April 16, 2004 and units of an investment fund investing in DTV Common Stock with an equivalent value of 737 shares on April 16, 2004.

Change of Control

     On April 20, 2004, we entered into the Transaction Agreement with The DIRECTV Group, PAS Merger Sub and Constellation.

     After receipt of all required regulatory approvals, stockholder approval and satisfaction of other closing conditions set forth in the Transaction Agreement, PAS Merger Sub will merge with and into us (the “Merger”) and each outstanding share of our Common Stock (other than our Common Stock held by The DIRECTV Group and its subsidiaries, certain other equity interests that are owned by certain of our employees who agreed not to receive cash in the Merger, and the Common Stock held by those stockholders who have validly exercised appraisal rights) will be converted in the Merger into the right to receive $23.50 in cash per share (the “Merger Price”). After consummation of the Merger, we will be a wholly-owned subsidiary of The DIRECTV Group except for the equity interest held by certain employees who have agreed not to have their equity interests cashed out in the Merger.

     Subject to the satisfaction of certain closing conditions set forth in the Transaction Agreement, two business days after the effective time of the Merger, a portion of The DIRECTV Group’s shares of our Common Stock will be repurchased by us and the remaining portion will be purchased by Constellation in each case for the Merger Price in cash, less any amounts withheld in accordance with the Transaction Agreement.

     After the consummation of all of the transactions contemplated by the Transaction Agreement, Constellation will own all of the equity interests in our company other than the equity interests held by certain of our employees who have agreed not to have their equity interests cashed out in the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are approximately 80.4% owned by The DIRECTV Group, Inc. The DIRECTV Group is approximately 34% owned by Fox Entertainment, a subsidiary of News Corporation.

     Satellite Services. We are party to agreements with The DIRECTV Group and certain of its subsidiaries and affiliates (together, the “DIRECTV Entities”) pursuant to which we provide satellite capacity, telemetry, tracking and control services and other related services and facilities to the DIRECTV Entities, including Hughes Network Systems, Inc., DIRECTV Latin America LLC and DIRECTV, Inc. In 2003, revenues derived from The DIRECTV Group were $128.9 million, or approximately 16% of total revenues.

     Acquisition of Hughes Global Services. On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. (“HGS”) from The DIRECTV Group for approximately $8.2 million in cash and the assumption of certain related liabilities, subject to certain post-closing adjustments. HGS provides end-to-end satellite communications services to government entities, both domestically and internationally, as well as to certain private sector customers and is also a value-added reseller of satellite bandwidth and related services and equipment.

     Other DIRECTV Transactions. In addition, The DIRECTV Group and other DIRECTV Entities lease to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and provide general liability insurance and certain administrative services to us, including the provision of certain advisory and internal audit services, and permit the participation of us or our employees in certain discount programs, such as a business travel discount program and an automobile purchase discount program. In 2003, we made payments under such arrangements with DIRECTV Entities of approximately $1.9 million.

     Transactions with News Corporation and Its Affiliates (other than The DIRECTV Group). Fox Entertainment, a subsidiary of News Corporation, owns approximately 34% of the outstanding capital stock of The DIRECTV Group. We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. In 2003, revenues derived from News Corporation and its affiliates were $91.8 million, or approximately 11% of our total revenues.

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

     On April 20, 2004, we, The DIRECTV Group, PAS Merger Sub and Constellation entered into the Transaction Agreement for the sale of the company, see “Item 12. Security Ownership of Certain Beneficial Owners and Management—Change of Control.”

ITEM 14. PRINCIPAL ACCOUNTING FIRM FEES

     Aggregate fees billed to us for the fiscal years ended December 31, 2003 and 2002 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows:

	Fiscal Year
	2003	2002
Audit Fees	$772,468	$472,016
Audit-Related Fees(1)	335,520	395,673

Total Audit and Audit-Related Fees	1,107,988	867,689
Tax Fees(2)	646,757	969,640
All Other Fees(3)	—	8,000

Total Fees	$1,754,745	$1,845,329

(1)	Relates to fees and expenses for matters such as consents related to SEC and other registration statements, audits of employee benefit plans and consultation on accounting standards or transactions.

(2)	Relates to fees and expenses from tax related services including: tax return preparation and review; federal, state & local compliance; tax compliance and consultations related to tax strategies and planning.

(3)	Relates to fees and expenses for the preparation of a foreign statutory filing.

     Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in SEC rules. Any such de minimus non-audit services not pre-approved by the Audit Committee shall be approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority, including the authority to grant pre-approvals of audit and permitted non-audit services, to subcommittees consisting of one or more members, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

     No fees were paid to our independent auditor pursuant to the “de minimus” exception to the foregoing pre-approval policy.

PART IV

ITEM 15. EXHIBITS

Exhibits

1.1	Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers is incorporated by reference to Exhibit 1.1 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.1	Agreement and Plan of Reorganization, dated September 20, 1996, among Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., PanAmSat Corporation (formerly known as Magellan International, Inc. (“PanAmSat”)) and PanAmSat International Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat, L.P. (“PanAmSat International”)) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

2.2	Amendment to Agreement and Plan of Reorganization dated as of April 4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/ Prospectus (the “Proxy Statement/Prospectus”) contained in PanAmSat’s Registration Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997 (the “Registration Statement”).

2.3	Agreement and Plan of Merger, dated as of April 4, 1997, among PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/ Prospectus.

2.4	Assurance Agreement, dated September 20, 1996, between Hughes Electronics Corporation, PanAmSat

International, Satellite Company, L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy Statement/ Prospectus.

2.6	Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and Hughes Communications, Inc. is incorporated herein by reference to Exhibit 2.4 to the Registration Statement.

3.1	Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.2	Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 is incorporated herein by reference to Exhibit 3.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

4.2	Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy Statement/ Prospectus.

4.4	Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

4.5	Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Exhibit 4.2.2 to PanAmSat’s Registration Statement on Form S-4 (Registration No. 333-56227).

4.8	Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes is incorporated by reference to Exhibit 4.8 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.9	Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities is incorporated by reference to Exhibit 4.9 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.31.1	Amended and Restated Collateral Trust Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.31.2	First Amendment, dated April 30, 1998, to Amended and Restated Collateral Trust Agreement by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes Communications, Inc. on May 1, 1998.

10.33	PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.33.2	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.2 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.33.3	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.33.4	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.4 to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.33.5	Amendment No. 2 to the Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.5 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.33.6	Second Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of June 1, 2001 is incorporated herein by reference to Exhibit 10.33.6 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.33.7	Third Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of April 30, 2003 is incorporated by reference to Exhibit 10.33.7 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.34	PanAmSat Corporation Annual Incentive Plan, effective January 1, 1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.35	Intellectual Property Cross License Agreement, dated as of May 16, 1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.41.1	Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997. Identical agreements have been executed by PanAmSat in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne S. Austin, Tig H. Krekel, Stephen R. Kahn, R. Douglas Kahn, Michael J. Inglese, Thomas E. Eaton, Jr., James B. Frownfelter, Jack A. Shaw, Michael J. Gaines, Eddy W. Hartenstein, Larry D. Hunter, Charles G. (Chase) Carey, Bruce B. Churchill and Patrick T. Doyle.

10.56	PanAmSat Corporation Amended and Restated Restoration and Deferred Compensation Plan, is incorporated herein by reference to Exhibit 10.56 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.57	PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, is incorporated herein by reference to Exhibit 10.57 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.57.1	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.62	PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement filed on April 28, 2000.

10.63	Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.(1)

10.63.1	Amendment No. 1 to Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.63.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)

10.66	Lease between 20 Westport Holdings L.L.C., Landlord and PanAmSat Corporation, dated September 29, 2000 is incorporated herein by reference to Exhibit 10.66 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)

10.71	Employment Agreement between PanAmSat Corporation and Joseph R. Wright, Jr., dated as of August 20, 2001 is incorporated herein by reference to Exhibit 10.71 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.71.1	Letter dated September 27, 2002, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.82 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

10.71.2	Letter dated February 3, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.71.3	Letter dated February 5, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.71.4	Letter dated October 28, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr.**

10.71.5	Letter dated December 31, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr.**

10.72	Employment Agreement between PanAmSat Corporation and James B. Frownfelter, dated as of November 8, 2001 is incorporated by reference to Exhibit 10.72 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.78	Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent is incorporated by reference to Exhibit 10.78 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.78.1	Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to

Exhibit 10.78.1 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.78.2	Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.78.2 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

10.79	Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee is incorporated by reference to Exhibit 10.79 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.80	Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.80 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.81	Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee is incorporated by reference to Exhibit 10.81 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.83	Form of PanAmSat Corporation Executive Change of Control Severance Agreement, effective as of October 15, 2001 and entered into between PanAmSat Corporation and each of James W. Cuminale, Thomas E. Eaton, Jr., James B. Frownfelter and Michael J. Inglese in March 2002, is incorporated by reference to Exhibit 10.63 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.84	PanAmSat Corporation Supplemental Savings Plan.**

10.85	PanAmSat Corporation Deferred Compensation Plan.**

21.1	List of subsidiaries of PanAmSat Corporation.**

24.1	Powers of Attorney.**

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*    Filed herewith.
** This Exhibit was filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and filed on March 15, 2004.

(1)	Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.

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

     April 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Charles G. Carey	Chairman of the Board of Directors	April 29, 2004

* Joseph R. Wright, Jr.	President and Chief Executive Officer (principal executive officer) and Director	April 29, 2004

* Bruce B. Churchill	Director	April 29, 2004

* Patrick J. Costello	Director	April 29, 2004

* Patrick T. Doyle	Director	April 29, 2004

* Eddy W. Hartenstein	Director	April 29, 2004

* Dennis F. Hightower	Director	April 29, 2004

Signature	Title	Date

* James M. Hoak	Director	April 29, 2004

* Larry D. Hunter	Director	April 29, 2004

* Stephen R. Kahn	Director	April 29, 2004

/s/ MICHAEL J. INGLESE Michael J. Inglese	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 29, 2004

*By:	/s/ JAMES W. CUMINALE	April 29, 2004

(James W. Cuminale, Attorney-in-Fact)