Form 10-Q
period 2004-03-31
PANAMSAT CORP /NEW/
filed 2004-05-06
CIK 1037388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

COMMISSION FILE NO. 0-22531

PANAMSAT CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4607698
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

20 WESTPORT ROAD, WILTON, CT 06897
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-210-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of May 3, 2004, an aggregate of 150,250,883 shares of our common stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company” and “PanAmSat” refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted due to certain risks and uncertainties, including without limitation: (i) risks of satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance, (ii) risks that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iii) risks related to domestic and international government regulation, (iv) risks of doing business internationally, (v) risks related to possible future losses on satellites that are not adequately covered by insurance, (vi) risks of inadequate access to capital for growth, (vii) risks related to competition, (viii) risks related to our contracted backlog for future services, (ix) risks associated with our indebtedness, (x) risks related to control by our majority stockholder, and (xi) litigation. Such risk factors are more fully described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	March 31,
	2004	2003
REVENUES
Operating leases, satellite services and other	$201,165	$195,420
Outright sales and sales-type leases	4,265	4,336

Total revenues	205,430	199,756

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	75,335	72,267
Direct operating costs (exclusive of depreciation and amortization)	39,668	33,188
Selling, general and administrative expenses	17,549	18,026
PAS-6 impairment loss	99,946	—
Facilities restructuring and severance costs	1,855	—

Total operating costs and expenses	234,353	123,481

INCOME (LOSS) FROM OPERATIONS	(28,923)	76,275
INTEREST EXPENSE- net	31,086	34,275

INCOME (LOSS) BEFORE INCOME TAXES	(60,009)	42,000
INCOME TAX EXPENSE (BENEFIT)	(28,080)	11,142

NET INCOME (LOSS)	$(31,929)	$30,858

NET INCOME (LOSS) PER COMMON SHARE — basic and diluted	$(0.21)	$0.21

Weighted average common shares outstanding	150,167,000	150,004,000

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$612,339	$511,248
Short-term investments	10,013	38,936
Accounts receivable-net	71,008	77,006
Net investment in sales-type leases	23,707	23,068
Prepaid expenses and other current assets	21,931	20,428
Insurance claim receivable	—	260,000
Deferred income taxes	6,940	7,688

Total current assets	745,938	938,374

SATELLITES AND OTHER PROPERTY AND EQUIPMENT-Net	2,105,976	2,306,705
NET INVESTMENT IN SALES-TYPE LEASES	106,841	116,653
GOODWILL	2,244,553	2,243,611
RESTRICTED CASH	287,041	—
DEFERRED CHARGES AND OTHER ASSETS-Net	172,591	129,534

TOTAL ASSETS	$5,662,940	$5,734,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,125	$71,794
Current portion of long-term debt	278,500	3,500
Current portion of satellite incentive obligations	13,476	12,654
Accrued interest payable	19,660	45,462
Deferred gains and revenues	24,322	22,436

Total current liabilities	396,083	155,846

LONG-TERM DEBT	1,420,625	1,696,500
DEFERRED INCOME TAXES	399,261	430,512
DEFERRED CREDITS AND OTHER (principally customer deposits and deferred revenue)	296,807	273,261

TOTAL LIABILITIES	2,512,776	2,556,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - 400,000,000 shares authorized; 150,241,430 and 150,120,864 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,502	1,501
Additional paid-in-capital	2,544,060	2,541,333
Accumulated other comprehensive loss	(1,492)	(1,567)
Retained earnings	613,696	645,625
Other stockholders’ equity	(7,602)	(8,134)

TOTAL STOCKHOLDERS’ EQUITY	3,150,164	3,178,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,662,940	$5,734,877

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock			Accumulated
			Additional	Other		Other
		Par Value	Paid-in	Comprehensive	Retained	Stockholders’		Comprehensive
	Shares	Amount	Capital	Loss	Earnings	Equity	Total	Income (Loss)
BALANCE, JANUARY 1, 2004	150,120,864	$1,501	$2,541,333	$(1,567)	$645,625	$(8,134)	$3,178,758
Additional issuance of common stock	120,566	1	2,708	—	—	—	2,709
Unrealized loss on cash flow hedge	—	—	—	(106)	—	—	(106)	$(106)
Unrealized gain on short-term investments	—	—	—	9	—	—	9	9
Foreign currency translation adjustment	—	—	—	172	—	—	172	172
Deferred compensation	—	—	—	—	—	(197)	(197)	—
Amortization of deferred compensation	—	—	19	—	—	729	748	—
Net loss	—	—	—	—	(31,929)	—	(31,929)	(31,929)

BALANCE, MARCH 31, 2004	150,241,430	$1,502	$2,544,060	$(1,492)	$613,696	$(7,602)	$3,150,164	$(31,854)

Other Stockholders’ Equity:

	March 31,	January 1,
	2004	2004
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	(4,184)	(4,716)

TOTAL OTHER STOCKHOLDERS’ EQUITY	$(7,602)	$(8,134)

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(IN THOUSANDS)

	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,929)	$30,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,335	72,267
Deferred income taxes	(30,446)	10,750
Amortization of debt issuance costs and other deferred charges	1,991	2,471
Provision for uncollectible receivables	194	2,112
PAS-6 impairment loss	99,946	—
Facilities restructuring and severance costs	1,855	—
Other non-cash items	(3,236)	4,253
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,113	5,497
Operating leases and other receivables	2,459	(1,507)
Prepaid expenses and other assets	(1,776)	9,727
Accounts payable and accrued liabilities	(42,577)	(54,166)
Deferred gains and revenues	1,886	(3,143)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,815	79,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	(33,081)
Net sales (purchases) of short-term investments	28,939	(830)
Acquisitions, net of cash acquired	(522)	(8,216)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,733	(42,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(875)	(200,000)
New incentive obligations	16,250	—
Repayments of incentive obligations	(3,413)	(2,829)
Stock issued in connection with employee benefit plans	2,615	1,008

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,577	(201,821)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,091	(164,829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,248	783,998

CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,339	$619,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$2,004	$3,494

Cash paid for interest	$59,423	$72,248

Cash received for taxes	$109	$—

Cash paid for taxes	$818	$720

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the financial position as of March 31, 2004 and results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 have been made. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, all amendments thereto, and all of our other filings filed with the SEC from March 15, 2004 through the date of this report.

The DIRECTV Group, Inc. (“The DIRECTV Group,” formerly known as Hughes Electronics Corporation) owns 80.4% of our outstanding common stock. Fox Entertainment Group, Inc. (“Fox Entertainment”), a subsidiary of The News Corporation Limited (the “News Corporation”), owns approximately 34% of The DIRECTV Group’s outstanding common stock.

On April 20, 2004, we entered into a transaction agreement with The DIRECTV Group, PAS Merger Sub, Inc. (“PAS Merger Sub”), a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC (“Constellation”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for the merger of our company with PAS Merger Sub (the “Merger”) and subsequent sale to Constellation (the “PanAmSat Sale”). The transaction is subject to certain conditions, including, among other things, obtaining applicable regulatory approvals, including the approval of the Federal Communications Commission and our stockholders. The transaction is expected to be completed in the second half of 2004. However, no assurance can be given that the approvals will be obtained or the transaction will be completed. The agreement requires that, during the period prior to the closing, we conduct our business in the ordinary course, consistent with past practice, and that we obtain the consent of KKR before entering into certain strategic and other transactions.

(2)	Segments

Statement of Financial Accounting Standard No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“FAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

Fixed Satellite Services (“FSS”): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television and provide telemetry, tracking and control services (“TT&C”) and network services to customers.

Government Services (G2 Satellite Solutions, “G2”): Through G2, we provide global satellite and related telecommunications services to the Federal government, international government entities, and their contractors.

Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:
	March 31,	March 31,
	2004	2003
Revenues:
FSS	$189,427	$195,672
G2	21,816	9,631
Eliminations	(5,813)	(5,547)

Total Revenues	$205,430	$199,756

Depreciation and Amortization Expense:
FSS	$74,897	$72,257
G2	438	10
Eliminations	—	—

Total Depreciation and Amortization Expense	$75,335	$72,267

Income (Loss) from Operations:
FSS	$(30,673)	$74,414
G2	1,750	1,861
Eliminations	—	—

Total Income (Loss) from Operations	$(28,923)	$76,275

Capital Expenditures:
FSS	$21,684	$33,081
G2	—	—
Eliminations	—	—

Total Capital Expenditures	$21,684	$33,081

	As of March 31,
	2004	2003
Assets:
FSS	$5,644,625	$6,267,118
G2	34,559	19,683
Eliminations	(16,244)	(10,164)

Total Assets	$5,662,940	$6,276,637

(3)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The adoption of the provisions of this interpretation had no effect on our Consolidated Financial Statements.

(4)	Satellite Deployment Plans

In January 2004, we and Horizons LLC (“Horizons”) commenced service on the Galaxy 13/Horizons 1 satellite. The satellite is a Boeing 601HP with 24 C-band and 24 Ku-band transponders and is operated at 127 degrees west longitude. Horizons, a 50-50 joint venture between us and JSAT International Inc. (“JSAT”), the U.S. subsidiary of a Japanese satellite services provider, owns the Ku-band payload on the satellite, which is separately designated Horizons 1. Using this capacity, Horizons offers a variety of digital video, Internet and data services. Effective upon the in-service date of Galaxy 13/Horizons 1, JSAT and we contributed our investments in the Ku-band transponders to Horizons. Our investment in Horizons of $44.8 million as of March 31, 2004 is classified within “Deferred Charges and Other Assets-Net” on our Consolidated Balance Sheet as of such date and is being accounted for under the equity method.

The C-band capacity on this satellite is designated as Galaxy 13. It is owned, developed and marketed solely by us and is utilized to provide High Definition Television (“HDTV”), as well as other services within the United States. This satellite is a part of our “Power of Five” antenna program, which provides qualified cable operators with simultaneous access to five Galaxy neighborhood satellites. The spacecraft took over for Galaxy 9, which is now utilized as a domestic C-band in-orbit spare.

We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the second half of 2004 to replace Galaxy 5 at 125 degrees west longitude. We plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. This satellite will include an additional L-band payload. We plan to launch Galaxy 16 in 2006 to replace Galaxy 4R at 99 degrees west longitude (See Note 11 “Commitments and Contingencies” below).

During the second quarter of 2004, we expect to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. In addition, we may construct and launch a replacement satellite for PAS-6B prior to the end of its useful life. No commitments have been made for the procurement of these satellites at this time.

(5)	Long-term Debt

At March 31, 2004, we had total debt outstanding of approximately $1.7 billion, including current maturities of $278.5 million related to both our $275 million 6.125% notes due in 2005 and quarterly principal payments on our term loan B-1 facility under our Senior Secured Credit Facility (the “Term B-1 Facility”).

Our Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is currently undrawn and will terminate on December 31, 2007 (the “Revolving Facility”), and a $349 million Term B-1 Facility. The Term B-1 Facility has scheduled annual maturities of principal as of March 31, 2004 as follows (in thousands):

Year Ending December 31,	Amount Due
Remainder of 2004	$2,625
2005	3,500
2006	3,500
2007	3,500
2008	3,500
2009	85,094
2010	247,406

$349,125

With an interest rate of LIBOR plus 2.50%, as of March 31, 2004, the applicable interest rate on the Term B-1 Facility was 3.59%. We are also required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of March 31, 2004, on an annualized basis was 0.375%. We had outstanding letters of credit totaling $1.1 million, which reduce our ability to borrow against the Revolving Facility by such amount. Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.25% as of March 31, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

In accordance with the agreement governing the Senior Secured Credit Facility, we are a party to an interest rate hedge agreement on $100.0 million of our Term B-1 Facility for a fixed-rate payment obligation of 5.64% on $100.0 million through August 30, 2005. This interest rate hedge is designated as a cash flow hedge. During the three months ended March 31, 2004, no ineffectiveness was recognized in the statement of operations on this hedge. The fair value of the outstanding interest-rate hedge agreement as of March 31, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately $2.3 million. Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility.

As of March 31, 2004, we also had outstanding $800 million Senior Notes due in 2012 with a stated interest rate of 8.5% (the “Senior Notes”). Obligations under the Senior Notes are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries. See condensed consolidating financial information in Note 14, as required by the SEC’s Regulation S-X, Rule 3-10(f).

We also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2004 were $275 million at 6.125% due January 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2004, we were in compliance with all such covenants.

(6)	Acquisitions

On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. (“HGS”) from our affiliate, The DIRECTV Group, for approximately $8.4 million in cash and the assumption of certain liabilities. On August 27, 2003, we acquired Esatel Communications, Inc. (“Esatel”) and its related entity, Silver Springs Teleport, LC. In November 2003, we purchased substantially all of the assets of Sonic Telecommunications International Ltd. (“Sonic”). The aggregate purchase price for the Esatel and Sonic acquisitions was approximately $12.3 million, of which $0.5 million was paid in the first quarter of 2004.

The results of these acquisitions are included within our consolidated income statements from the date of each respective acquisition.

(7)	Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” During 2004 and 2003, we issued the following awards under our Long-Term Incentive Plan:

	Employee Stock	Restricted Stock
Grant date:	Options Granted	Units Granted
March 31, 2003	11,900	—
June 30, 2003	11,550	398,500
September 30, 2003	21,350	—
December 31, 2003	4,400	2,000
March 31, 2004	48,350	2,000

The employee stock options granted in 2004 and 2003 vest ratably over three years. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded compensation expense related to these options of approximately $19 thousand and $0 during the three months ended March 31, 2004 and 2003, respectively. Under the intrinsic value method used for reporting prior to January 1, 2003, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of our common stock on the date of grant for all prior grants.

The restricted stock units granted in 2004 and 2003 vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense is being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.7 million and $0 during the three months ended March 31, 2004 and 2003, respectively.

See Note 11 “Commitments and Contingencies — Change-in-Control Obligations” for the impact the PanAmSat Sale will have on employee stock options and restricted stock units.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts):

	Three Months Ended:
	March 31,	March 31,
	2004	2003
Net income (loss), as reported	$(31,929)	$30,858
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	440	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(979)	(2,377)

Pro forma net income (loss)	$(32,468)	$28,481

Earnings (loss) per share:
Basic and Diluted — as reported	$(0.21)	$0.21

Basic and Diluted — pro forma	$(0.22)	$0.19

The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(8)	Facilities Restructuring and Severance Costs

Facilities restructuring and severance costs were $1.9 million and $0 for the three months ended March 31, 2004 and 2003, respectively.

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. Under this plan, our Homestead, Florida teleport was closed in 2003 and we expect to close our Spring Creek, New York teleport during 2004. This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for approximately 40 employees that will be required to perform future services. During the year ended December 31, 2003 and the first quarter of 2004, we recorded charges of $4.2 million and $0.5 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004 we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach.

The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities	Teleport	Severance
	Restructuring	Consolidation	Costs	Total
Balance as of January 1, 2003	$7.6	$—	$—	$7.6
2003 restructuring charges	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)

Balance as of December 31, 2003	$4.6	$1.8	$0.7	$7.1
2004 restructuring charges	1.4	0.5	—	1.9
Less: net cash payments in 2004	(0.2)	(1.0)	(0.3)	(1.5)

Balance as of March 31, 2004	$5.8	$1.3	$0.4	$7.5

(9)	PAS-6 Impairment Loss

On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power. Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer. On April 1, 2004, this satellite experienced another anomaly and more significant loss of power. Neither of these losses was anticipated. We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to deorbit it.

PAS-6 had previously been taken out of primary service and was used as a backup for another satellite, PAS-6B. Accordingly, these events have not affected service to any of our customers and we anticipate that they will not affect our revenues in 2004. We do not plan to replace this satellite. As a result of the March 17 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events.

(10)	Interest Expense — Net

Interest expense for the three months ended March 31, 2004 and 2003 is recorded net of capitalized interest of $0.3 million and $4.9 million, respectively, and interest income of $1.9 million and $3.2 million, respectively.

(11)	Commitments and Contingencies

Satellite Incentive Obligations

Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of March 31, 2004, we had $138.2 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

As of March 31, 2004, we had approximately $16.0 million of expenditures remaining under existing satellite construction contracts and $42.7 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of March 31, 2004, we did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

In October 2003, The DIRECTV Group committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In April 2004, we executed a definitive agreement for the procurement of this satellite. As the manufacturer is currently in Chapter 11 bankruptcy proceedings, this agreement has been executed subject to bankruptcy court approval. Upon approval we will be obligated to reimburse The DIRECTV Group for amounts paid to the manufacturer on our behalf.

Satellite Insurance

On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. On December 29, 2003, we reached a settlement of these insurance claims for payment of $260 million with no future revenue share. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260 million settlement amount. We plan on using these proceeds to replace existing satellites over the next several years.

On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary Xenon Ion Propulsion System (“XIPS”) on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite. The settlement with the insurer representing 17 percent coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are developing plans to replace this satellite prior to the end of its useful life using the insurance proceeds and a spare launch service contract that we had purchased previously.

The availability and use of the $260 million in proceeds from the Galaxy 11 and PAS-1R insurance claims and the $26.9 million received in March 2004 related to the Galaxy 4R insurance claim are restricted by the agreements governing our debt obligations which, generally, permit the use of such funds for capital expenditures. Until available, these proceeds will be held in a collateral account. As of March 31, 2004, these proceeds plus interest earned are classified within “Restricted Cash” on our Consolidated Balance Sheet.

As of March 31, 2004, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.0 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.3 billion. We have 13 uninsured satellites in orbit. The uninsured satellites are: PAS-4, which is used as backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1 million. Our Galaxy 12 and Galaxy 9 satellites serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1.

Of the insured satellites, as of March 31, 2004, seven were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. Four of these satellites, PAS-2, PAS-3R, PAS-8 and PAS-9 have operational redundancies available for the systems on which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fifth such satellite, PAS-6B, has a policy exclusion for XIPS related anomalies and is currently operating on its backup bi-propellant propulsion system. The sixth such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $20.3 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The seventh satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

At March 31, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.1 billion. Of this amount, $453 million related to uninsured satellites and $688 million related to satellites insured by Significant Exclusion Policies.

Change-in-Control Obligations

Upon consummation of the PanAmSat Sale, all outstanding employee stock options which have not yet vested will vest and become exercisable, and all outstanding restricted shares and restricted stock units will vest immediately prior to the Merger. We currently estimate that upon the consummation of the PanAmSat Sale, we will be required to record a charge of up to $6 million in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Holders of options and restricted stock units will be entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price to be paid in the PanAmSat Sale, and (ii) with respect to restricted shares and restricted stock units, cash in the amount of $23.50 per share, except for any stock options, restricted shares and restricted stock units held by certain employees who have agreed not to have their equity interests cashed out in the Merger or the PanAmSat Sale, as applicable. All out-of-the-money stock options will be cancelled without payment. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

One of our executives is party to an employment agreement which provides for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason (as defined in such agreement) or if we decline to extend such agreement. Certain other senior executives are party to change-in-control severance agreements, which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control of The DIRECTV Group. As a change in control of The DIRECTV Group occurred on December 22, 2003, these agreements will apply if an involuntary termination of the executive occurs on or before December 22, 2006. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $9.0 million to $11.0 million.

Certain of our other executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The PanAmSat Sale would result in a change-in-control under these agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives. These agreements expire if no change in control of PanAmSat has occurred on or before December 31, 2004.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.9 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36.0 million in the aggregate against us. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years.

(12)	Related Party Transactions

Transactions with The DIRECTV Group and its Affiliates

We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, we reimburse The DIRECTV Group for the allocated costs of certain expense items we jointly incur with The DIRECTV Group, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $30.5 million for the three months ended March 31, 2004, or 15% of our revenues. As of March 31, 2004, we had receivables due from The DIRECTV Group and its affiliates of approximately $11.2 million.

During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc. (“HNS”), an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization.

During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DIRECTV Latin America LLC (“DTVLA”). This amendment became effective in February 2004 upon DTVLA’s emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

We have a contingent obligation to reimburse The DIRECTV Group for amounts paid on our behalf to a satellite manufacturer for the construction of a replacement satellite (See Note 11 “Commitments and Contingencies — Satellite Commitments” above).

On April 20, 2004, we, together with The DIRECTV Group, announced the signing of a definitive transaction agreement with an affiliate of KKR for the sale of PanAmSat (See Note 1 “Basis of Presentation” above).

Transactions with News Corporation and its Affiliates (Other than The DIRECTV Group)

We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from the News Corporation and its affiliates, other than The DIRECTV Group, were $20.7 million for the three months ended March 31, 2004, or 10% of our revenues. As of March 31, 2004, we had receivables due from News Corporation and its affiliates of approximately $29.9 million. This receivable balance is primarily comprised of a long-term receivable related to an operating lease with escalating payment terms that is being recognized on a straight-line basis into revenue over the lease term.

In January 2004, Fox Entertainment and we signed a multi-year, multi-satellite agreement, the terms of which provide that Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment will now be one of our largest media customers and one of our top five global customers.

Included in our total backlog of $4.73 billion as of March 31, 2004 is $1.53 billion of backlog from The DIRECTV Group, News Corporation and their affiliates. Backlog represents future cash payments expected from customers under all long-term contractual agreements.

(13)	Condensed Consolidating Financial Statements

Obligations under our Senior Notes are, or will be, as the case may be, fully and unconditionally guaranteed on a joint and several basis by us (PanAmSat Corporation, the issuer of the Senior Notes) and certain of our existing and subsequently acquired or organized domestic subsidiaries (the “Guarantor Subsidiaries,” each a “Guarantor”).

In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly-owned subsidiary, G2 Satellite Solutions Corporation. As a result, we are now required to present consolidating financial information for our company and our subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f). The remaining subsidiaries, which include all of our foreign subsidiaries and do not guarantee the Senior Notes, are minor (as defined in the SEC’s Regulation S-X, Rule 3-10(h)) and therefore are combined with the Guarantor Parent within the attached consolidating financial statements.

The following condensed consolidating financial information present the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries and the eliminations necessary to arrive at the information for our company on a consolidated basis as of and for the three months ended March 31, 2004. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat	Guarantor
	Corporation	Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,071	$22,907	$(5,813)	$201,165
Outright sales and sales-type leases	4,265	—	—	4,265

Total revenues	188,336	22,907	(5,813)	205,430

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	74,814	521	—	75,335
Direct operating costs (exclusive of depreciation and amortization)	26,172	19,309	(5,813)	39,668
Selling, general and administrative expenses	15,229	2,320	—	17,549
PAS-6 impairment loss	99,946	—	—	99,946
Facilities restructuring and severance cost	1,855	—	—	1,855

Total operating costs and expenses	218,016	22,150	(5,813)	234,353

INCOME (LOSS) FROM OPERATIONS	(29,680)	757	—	(28,923)
INTEREST EXPENSE (INCOME), net	31,148	(62)	—	31,086

INCOME (LOSS) BEFORE INCOME TAXES	(60,828)	819	—	(60,009)
INCOME TAX EXPENSE (BENEFIT)	(28,356)	276	—	(28,080)

NET INCOME (LOSS)	$(32,472)	$543	$—	$(31,929)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat	Guarantor
	Corporation	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$611,875	$464	$—	$612,339
Short-term investments	10,013	—	—	10,013
Accounts receivable-net	48,639	22,369	—	71,008
Net investment in sales-type leases	23,707	—	—	23,707
Prepaid expenses and other current assets	17,391	4,540	—	21,931
Deferred income taxes	6,940	—	—	6,940

Total current assets	718,565	27,373	—	745,938
SATELLITES AND OTHER PROPERTY AND EQUIPMENT-Net	2,100,868	5,108	—	2,105,976
NET INVESTMENT IN SALES-TYPE LEASES	106,841	—	—	106,841
GOODWILL	2,238,660	5,893	—	2,244,553
RESTRICTED CASH	287,041	—	—	287,041
DEFERRED CHARGES AND OTHER ASSETS — NET	185,061	2,835	(15,305)	172,591

TOTAL ASSETS	$5,637,036	$41,209	$(15,305)	$5,662,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,701	$11,424	$—	$60,125
Current portion of long-term debt	278,500	—	—	278,500
Current portion of satellite incentives	13,476	—	—	13,476
Accrued interest payable	19,660	—	—	19,660
Deferred revenues	20,049	4,273	—	24,322

Total current liabilities	380,386	15,697	—	396,083
LONG-TERM DEBT	1,420,625	—	—	1,420,625
DEFERRED INCOME TAXES	399,194	67	—	399,261
DEFERRED CREDITS AND OTHER (principally customer deposits and deferred revenue)	296,256	5,786	(5,235)	296,807

TOTAL LIABILITIES	2,496,461	21,550	(5,235)	2,512,776

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value	1,502	1	(1)	1,502
Additional paid-in-capital	2,544,060	10,069	(10,069)	2,544,060
Accumulated other comprehensive loss	(1,492)	—	—	(1,492)
Retained earnings	600,689	13,007	—	613,696
Other stockholders’ equity	(4,184)	(3,418)	—	(7,602)

TOTAL STOCKHOLDERS’ EQUITY	3,140,575	19,659	(10,070)	3,150,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,637,036	$41,209	$(15,305)	$5,662,940

PANAMSAT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat	Guarantor
	Corporation	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,472)	$543	$—	$(31,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,814	521	—	75,335
Deferred income taxes	(30,446)	—	—	(30,446)
Amortization of debt issuance costs and other deferred charges	1,991	—	—	1,991
Provision for uncollectible receivables	194	—	—	194
PAS-6 impairment loss	99,946	—	—	99,946
Facilities restructuring and severance costs	1,855	—	—	1,855
Other non-cash items	(2,895)	(341)	—	(3,236)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,113	—	—	6,113
Operating leases and other receivables	(5,180)	7,639	—	2,459
Prepaid expenses and other assets	4,486	(2,130)	(4,132)	(1,776)
Accounts payable and accrued liabilities	(44,129)	(2,580)	4,132	(42,577)
Deferred gains and revenues	4,894	(3,008)	—	1,886

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,171	644	—	79,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	—	—	(21,684)
Sale of short-term investments	28,939	—	—	28,939
Acquisitions, net of cash acquired	—	(522)	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,255	(522)	—	6,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(875)	—	—	(875)
New incentive obligations	16,250	—	—	16,250
Repayments of incentive obligations	(3,413)	—	—	(3,413)
Stock issued in connection with employee benefit plans	2,615	—	—	2,615

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,577	—	—	14,577

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	—	—	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,969	122	—	101,091
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	510,906	342	—	511,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$611,875	$464	$—	$612,339

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, all amendments thereto, and all of our other filings filed with the SEC from March 15, 2004 through the date of this report.

Management Overview

In evaluating our financial condition and operating performance, we consider many factors. The following updates certain subjects more completely discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management Overview” of our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004.

The DIRECTV Group, Inc. (“The DIRECTV Group,” formerly known as Hughes Electronics Corporation) owns 80.4% of our outstanding common stock. Fox Entertainment Group, Inc. (“Fox Entertainment”), a subsidiary of The News Corporation Limited (the “News Corporation”), owns approximately 34% of The DIRECTV Group’s outstanding common stock.

On April 20, 2004, we entered into a transaction agreement with The DIRECTV Group, PAS Merger Sub, Inc. (“PAS Merger Sub”), a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC (“Constellation”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for the merger of our company with PAS Merger Sub (the “Merger”) and subsequent sale to Constellation (the “PanAmSat Sale”). The transaction is subject to certain conditions, including, among other things, obtaining applicable regulatory approvals, including the approval of the Federal Communications Commission and our stockholders. The transaction is expected to be completed in the second half of 2004. However, no assurance can be given that the approvals will be obtained or the transaction will be completed. The agreement requires that, during the period prior to the closing, we conduct our business in the ordinary course, consistent with past practice, and that we obtain the consent of KKR for us to enter into certain strategic and other transactions.

We believe this transaction will give us the opportunity to enhance our competitive position and expand our capabilities. In furtherance of our mission of servicing a strong customer base in the entertainment, communications and government sectors, we believe KKR will support our efforts to grow by developing new products and services, forging strategic alliances and developing new markets.

In January 2004, we signed a multi-year, multi-satellite agreement with Fox Entertainment under which it will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto our fleet for the next decade. Fox Entertainment will now be one of our largest media customers and one of our top five global customers.

In the first quarter of 2004, we received an aggregate of $286.9 million in satellite insurance proceeds for claims filed in 2003 for Galaxy 11, PAS-1R and Galaxy 4R. We plan to use these proceeds to replace existing satellites over the next several years. The availability and use of these funds are restricted by the agreements governing our debt obligations, which generally permit their use for capital expenditures.

On March 17, 2004, our PAS-6 satellite suffered an anomaly resulting in a loss of power. On April 1, 2004, this satellite experienced another and more significant loss of power. Following that event, we commenced deorbiting the satellite. As a result of the March 17 event, we recorded a non-cash impairment charge of $99.9 million within income from operations in the first quarter of 2004. This resulted in an approximate $63.3 million non-cash charge to net income after taxes. PAS-6 had been previously replaced and was used as a backup for another satellite. Accordingly, this event has not affected service to any of our customers and we anticipate that it will not affect our revenues in 2004. We do not plan to replace this satellite.

During the fourth quarter of 2003, we entered into an agreement with DIRECTV Latin America LLC (“DTVLA”) and The DIRECTV Group that restructured our prior agreements related to that direct-to-home business. That agreement became effective in February 2004 upon DTVLA’s emergence from bankruptcy. As a result, we agreed to accept reduced cash payments in the early years of our existing transponder agreements with this customer, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years. We believe this eliminates a major risk in our contractual backlog.

Beginning with this quarterly report, we report our operations in two operating segments: our traditional fixed satellite services business and G2 Satellite Solutions (“G2”), which includes government services. As G2 becomes a more significant portion of our business, segment reporting will allow us to report in the way we manage our business.

Following is a more detailed discussion of the items and a comprehensive analysis of our results of operations, segments, contracted backlog, satellite technology, liquidity and capital resources and commitments and contingencies. Also following is a discussion of our satellite deployment plans, new accounting pronouncements and market risks.

Results of Operations

	Three Months Ended March 31,
			Dollar	Percentage
	2004	2003	Change	Change
	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$201,165	$195,420	$5,745	2.9%
Outright sales and sales-type leases	4,265	4,336	(71)	(1.6%)

Total revenues	205,430	199,756	5,674	2.8%

Costs and expenses
Depreciation and amortization expense	75,335	72,267	3,068	4.2%
Direct operating costs (exclusive of depreciation and amortization)	39,668	33,188	6,480	19.5%
Selling, general and administrative expenses	17,549	18,026	(477)	(2.6%)
PAS-6 impairment loss	99,946	—	99,946
Facilities restructuring and severance costs	1,855	—	1,855

Total operating cost and expenses	234,353	123,481	110,872	89.8%

Income (loss) from operations	(28,923)	76,275	(105,198)	(137.9%)
Interest expense, net	31,086	34,275	(3,189)	(9.3%)

Income (loss) before income taxes	(60,009)	42,000	(102,009)	(242.9%)
Income tax expense (benefit)	(28,080)	11,142	(39,222)	(352.0%)

Net income (loss)	$(31,929)	$30,858	$(62,787)	(203.5%)

Earnings (loss) per share — basic and diluted	$(0.21)	$0.21	$(0.42)	(200.0%)

Revenues — The increase in total revenues was primarily attributable to additional government services revenues related to G2 Satellite Solutions and an increase in network services revenues. These increases were partially offset by lower video revenues recorded primarily as a result of customer credit related issues and capacity reductions largely associated with two customers (See “Segments” below).

Depreciation and Amortization Expense — The increase in depreciation and amortization is due primarily to accelerated depreciation of $5.1 million due to reduced end of life estimates for Galaxy 4R and PAS-6B for Xenon Ion Propulsion Systems (“XIPS”) failures and depreciation of $3.0 million on Galaxy 12 and Galaxy 13, which were recently placed in service. These increases were partially offset by lower depreciation on Galaxy 11 and PAS-1R of $5.4 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites during December 2003 (See “-Commitments and Contingencies - Satellite Insurance” below).

Direct Operating Costs (exclusive of depreciation and amortization) — The increase in direct operating costs is primarily due to additional direct operating costs related to G2, which was formed after the March 7, 2003 acquisition of Hughes Global Services (“HGS”). This increase was partially offset by reduced satellite insurance expense of $2.6 million and a $3.1 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003.

Selling, General & Administrative Expenses — The $0.5 million decrease in selling, general and administrative expenses is due primarily to lower bad debt expense of $1.9 million and cost reductions as a result of operational efficiencies. These decreases were partially offset by expenses related to our 2003 acquisitions.

Facilities Restructuring and Severance Costs — In the first quarter of 2004, we recorded a charge of $1.4 million related to our facilities restructuring plan and $0.5 million related to our teleport consolidation plan (See “Liquidity and Capital Resources — Facilities Restructuring and Severance Costs” below).

PAS-6 Impairment Loss — In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our

PAS-6 satellite (See “-Satellite Technology” below).

Income (Loss) from Operations — The decrease in income from operations was primarily due to the loss on the impairment of PAS-6 and an increase in direct operating costs related to G2 Satellite Solutions. These decreases were partially offset by an increase in revenues.

Interest Expense, Net — Interest Expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003	Dollar Change
Gross interest expense	$33,239	$42,448	$(9,209)
Less: Interest income	1,880	3,244	(1,364)
Less: Capitalized interest	273	4,929	(4,656)

Total interest expense, net	$31,086	$34,275	$(3,189)

Gross interest expense decreased primarily as a result of our July and December 2003 prepayments of $350 million and $300 million, respectively, under our Senior Secured Credit Facility. Interest income decreased by $1.4 million due to lower average cash balances. Capitalized interest decreased primarily due to the launches of Galaxy 12 and Galaxy 13.

Income Tax Expense (Benefit) — The decrease in income tax expense was due primarily to the PAS-6 impairment loss recorded during the first quarter of 2004 which resulted in an income tax benefit of approximately $36.6 million. We estimate that our effective income tax rate will be a tax benefit of approximately 11% for 2004 as compared to an effective tax rate of 26% for 2003. The change in our effective tax rate from 2003 to 2004 is primarily due to the income tax effect of the PAS-6 impairment loss recorded during the first quarter of 2004.

Segments

Selected Segment Data:

	Three Months Ended
	March 31,		Dollar	Percentage
	2004	2003	Change	Change
	(In thousands)
Revenues
FSS	$189,427	$195,672	$(6,245)	(3.2%)
G2	21,816	9,631	12,185	126.5%
Eliminations	(5,813)	(5,547)	(266)	4.8%

Total revenues	$205,430	$199,756	$5,674	2.8%

Income (loss) from operations
FSS	$(30,673)	$74,414	$(105,087)	(141.2%)
G2	1,750	1,861	(111)	(6.0%)
Eliminations	—	—	—	—

Total income (loss) from operations	$(28,923)	$76,275	$(105,198)	(137.9%)

Our operations are comprised of the following two segments:

Fixed Satellite Services (“FSS”) — Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provide telemetry, tracking and control services (“TT&C”) and network services to customers.

Government Services (G2 Satellite Solutions or G2) — Through G2, we provide global satellite and related telecommunications services to the Federal government, international government entities, and their contractors.

FSS Segment:

FSS Revenue by Service-Type

	Three Months Ended
	March 31,		Dollar	Percentage
	2004	2003	Change	Change
	(In thousands)
FSS Revenues
Video	$115,676	$126,780	$(11,104)	(8.8%)
Network	55,079	50,422	4,657	9.2%
Government	5,813	5,547	266	4.8%
Other	12,859	12,923	(64)	(0.5%)

Total FSS revenues	$189,427	$195,672	$(6,245)	(3.2%)

Revenues — The decrease in FSS revenues was primarily due to lower program distribution and DTH video revenues attributable to lower net new business and customer credit issues, partially offset by higher network services and revenues related to satellite capacity leased to the G2 operating segment.

Our FSS segment is comprised of the following:

Video Services - We provide video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide. The decrease in revenues for video services was primarily a result of lower DTH revenues as a result of customer credit issues and capacity reductions largely associated with two customers.

Network Services - We provide network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis. The increase in revenues from network services is primarily a result of net new business recorded from network resellers. These increases were partially offset by lower Internet related revenues as a result of contract expirations.

Government Services - We provide our G2 segment with satellite capacity. This revenue eliminates in consolidation.

Other - We provide TT&C, in-orbit back-up service and other services.

Income from operations — The decrease in FSS income from operations is primarily due to the loss on the impairment of PAS-6 of $99.9 million and lower revenue as described above.

G2 Segment:

Revenue — The increase in G2 segment revenues of $12.2 million in 2004 reflects a full quarter of revenue related to our 2003 acquisitions of HGS and Esatel Communications, Inc. (“Esatel”), as well as an increase in equipment-based sales as compared to the same period in 2003.

Income from operations — Income from operations remained relatively flat as compared to the three months ended March 31, 2003. Higher revenues during the first quarter 2004 included a larger mix of equipment and non-satellite bandwidth sales, which carry lower margins. This increase was offset by a full quarter of depreciation in 2004 on the Silver Spring Teleport acquired with the Esatel business.

Contracted Backlog

Contracted backlog represents expected future cash payments to be received from customers under executed operating leases or sales-type leases. Contracted backlog is attributable to both satellites currently in orbit and those planned for launch. Our contracted backlog for future services at March 31, 2004 and December 31, 2003 was $4.73 billion and $4.56 billion, respectively. The increase in backlog is primarily the result of new agreements executed during the first quarter of 2004 including the multi-year agreement signed with Fox Entertainment in January 2004 (See Note 12 “Related Party Transactions” within our Consolidated Financial Statements). This increase was partially offset by customer contract activity during 2004.

Satellite Technology

On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power. Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer. On April 1, 2004, this satellite experienced another anomaly and more significant loss of power. Neither of these losses was anticipated. We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to deorbit it.

PAS-6 had previously been taken out of primary service and was used as a backup for another satellite, PAS-6B. Accordingly, these events have not affected service to any of our customers and we anticipate that they will not affect our revenues in 2004. We do not plan to replace this satellite. As a result of the March 17 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we will no longer depreciate this asset and will not record $9.3 million of depreciation expense during the remainder of 2004.

Galaxy 8-i was fully depreciated in July 2002 and was deorbited in February 2004.

Satellite Deployment Plans

We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the second half of 2004 to replace Galaxy 5 at 125 degrees west longitude. We plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. This satellite will include an additional L-band payload. We plan to launch Galaxy 16 in 2006 to replace Galaxy 4R at 99 degrees west longitude (See “- Commitments and Contingencies - Satellite Commitments” below).

During the second quarter of 2004, we expect to commence construction of Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. In addition, we may construct and launch a replacement satellite for PAS-6B prior to the end of its useful life. No commitments have been made for the procurement of these satellites at this time.

Assuming satellites under development are successfully launched and services on the satellites commence on schedule, we believe that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund our operations and our remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that amounts available under the Revolving Facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by uninsured launch or in-orbit failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2004, we had cash and cash equivalents of $612.3 million, compared to $511.2 million at December 31, 2003. During the three months ended March 31, 2004 we recorded the following significant transactions impacting cash and cash equivalents:

•	Generated $79.8 million of cash flows from operations

•	Increased cash by $28.9 million from net sales of short-term investments

•	Made $21.7 million of capital expenditures during 2003

•	Included in the increase in cash flows from operations is $59.4 million of interest payments made during the first quarter of 2004 relating to our debt and incentive obligations

As of March 31, 2004, we received $286.9 million related to our Galaxy 11, PAS 1R and Galaxy 4R insurance claims. These proceeds are classified within “Restricted Cash” on our Consolidated Balance Sheet. The availability and use of these funds are restricted by the agreements governing our debt obligations which, generally, permit their use for capital expenditures (See “-Commitments and Contingencies — Satellite Insurance” below).

	Three Months Ended	Three Months Ended	Dollar
	March 31, 2004	March 31, 2003	Change
	(In thousands)
Net cash provided by operating activities	$79,815	$79,119	$696
Net cash provided by (used in) investing activities	6,733	(42,127)	48,860
Net cash provided by (used in) financing activities	14,577	(201,821)	216,398

The change in the net cash provided by operating activities is primarily attributable to a decrease of $9.0 million from net income adjusted for non-cash items and the following changes:

•	A decrease in cash provided from prepaid expenses and other assets of $11.5 million, resulting primarily from reductions in prepaid operating expenses including prepaid satellite insurance.

•	A decrease in the cash used within accounts payable and accrued liabilities of $11.6 million. The decrease in cash provided from accounts payable and accrued liabilities is primarily a result of changes in accrued interest and scheduled interest payments after the repayment of $850 million in debt during 2003.

•	An increase in the cash provided by deferred gains and revenues of $5.0 million as a result of additional deferred revenues recorded related to customer agreements since the first quarter of 2003.

•	An increase in the cash provided by operating leases and other receivables of $4.0 million due to additional collections of receivables during the first quarter of 2004 as compared to the same period in 2003.

The increase in net cash provided by investing activities was primarily due to:

•	A decrease in capital expenditures of $11.4 million.

•	A change of $29.7 million related to short-term investments. During the first quarter of 2004, we had net sales of short-term investments of $28.9 million as compared to net purchases of short-term investments of $0.8 million during 2003.

•	A decrease in cash paid for acquisitions of $7.7 million.

The decrease in cash used within financing activities was primarily due to:

•	The $200 million debt repayment made in the first quarter of 2003.

•	New satellite incentive obligations related to the Galaxy 13/Horizons 1 satellite of $16.2 million recorded in January 2004.

Long-term Debt

At March 31, 2004, we had total debt outstanding of approximately $1.7 billion, including current maturities of $278.5 million related to both our $275 million 6.125% notes due in 2005 and quarterly principal payments on our term loan B-1 facility under our Senior Secured Credit Facility (the “Term B-1 Facility”).

Our Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is currently undrawn and will terminate on December 31, 2007 (the “Revolving Facility”), and a $349 million Term B-1 Facility. The Term B-1 Facility has scheduled annual maturities of principal as of March 31, 2004 as follows (in thousands):

Year Ending December 31,	Amount Due
Remainder of 2004	$2,625
2005	3,500
2006	3,500
2007	3,500
2008	3,500
2009	85,094
2010	247,406

$349,125

With an interest rate of LIBOR plus 2.50%, as of March 31, 2004, the applicable interest rate on the Term B-1 Facility was 3.59%. We are also required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of March 31, 2004, on an annualized basis was 0.375%. We had outstanding letters of credit totaling $1.1 million, which reduce our ability to borrow against the Revolving Facility by such amount. Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.25% as of March 31, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

In accordance with the agreement governing the Senior Secured Credit Facility, we are a party to an interest rate hedge agreement on $100.0 million of our Term B-1 Facility for a fixed-rate payment obligation of 5.64% on $100.0 million through August 30, 2005. This interest rate hedge is designated as a cash flow hedge. During the three months ended March 31, 2004, no ineffectiveness was recognized in the statement of operations on this hedge. The fair value of the outstanding interest-rate hedge agreement as of March 31, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately $2.3 million. Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility.

As of March 31, 2004, we also had outstanding $800 million Senior Notes due in 2012 with a stated interest rate of 8.5% (the “Senior Notes”). Obligations under the Senior Notes are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries.

We also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2004 were $275 million at 6.125% due January 2005, $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2004, we were in compliance with all such covenants.

Capital Expenditures

We expect our significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. We have satellites under various stages of development, for which we have budgeted capital expenditures. We currently expect to spend between $165 million and $195 million on capital expenditures during 2004, which will primarily be comprised of costs to construct, insure and launch satellites.

Facilities Restructuring and Severance Costs

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and we expect to close our Spring Creek, New York teleport during 2004. During the year ended December 31, 2003 and the first quarter of 2004, we recorded charges of $4.2 million and $0.5 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

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

In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach (See Note 8 “Facilities Restructuring and Severance Costs” within our Consolidated Financial Statements).

Commitments and Contingencies

Satellite Incentive Obligations

Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of March 31, 2004, we had $138.2 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

As of March 31, 2004, we had approximately $16.0 million of expenditures remaining under existing satellite construction contracts and $42.7 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of March 31, 2004, we did not have any commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

In October 2003, The DIRECTV Group committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In April 2004, we executed a definitive agreement for the procurement of this satellite. As the manufacturer is currently in Chapter 11 bankruptcy proceedings, this agreement has been executed subject to bankruptcy court approval. Upon approval we will be obligated to reimburse The DIRECTV Group for amounts paid to the manufacturer on our behalf.

Satellite Insurance

On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. On December 29, 2003, we reached a settlement of these insurance claims for payment of $260 million with no future revenue share. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260 million settlement amount. We plan on using these proceeds to replace existing satellites over the next several years.

On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite. The settlement with the insurer representing 17 percent coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are developing plans to replace this satellite prior to the end of its useful life using the insurance proceeds and a spare launch service contract that we had purchased previously.

The availability and use of the $260 million in proceeds from the Galaxy 11 and PAS-1R insurance claims and the $26.9 million received in March 2004 related to the Galaxy 4R insurance claim are restricted by the agreements governing our debt obligations which, generally, permit the use of such funds for capital expenditures. Until available, these proceeds will be held in a collateral account. As of March 31, 2004, these proceeds plus interest earned are classified within “Restricted Cash” on our Consolidated Balance Sheet.

As of March 31, 2004, we had in effect launch and in-orbit insurance policies covering 11 satellites in the aggregate amount of approximately $1.0 billion. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $1.3 billion. We have 13 uninsured satellites in orbit. The uninsured satellites are: PAS-4, which is used as backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1 million. Our Galaxy 12 and Galaxy 9 satellites serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/ Horizons 1.

Of the insured satellites, as of March 31, 2004, seven were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. Four of these satellites, PAS-2, PAS-3R, PAS-8 and PAS-9 have operational redundancies available for the systems on which exclusions have been imposed. We believe that these redundancies allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The fifth such satellite, PAS-6B, has a policy exclusion for XIPS related anomalies and is currently operating on its backup bi-propellant propulsion system. The sixth such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $20.3 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The seventh satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

At March 31, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.1 billion. Of this amount, $453 million related to uninsured satellites and $688 million related to satellites insured by Significant Exclusion Policies.

Change-in-Control Obligations

Upon consummation of the PanAmSat Sale, all outstanding employee stock options which have not yet vested will vest and become exercisable, and all outstanding restricted shares and restricted stock units will vest immediately prior to the Merger. We currently estimate that upon the consummation of the PanAmSat Sale, we will be required to record a charge of up to $6 million in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Holders of options and restricted stock units will be entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price to be paid in the PanAmSat Sale, and (ii) with respect to restricted shares and restricted stock units, cash in the amount of $23.50 per share, except for any stock options, restricted shares and restricted stock units held by certain employees who have agreed not to have their equity interests cashed out in the Merger or the PanAmSat Sale, as applicable. All out-of-the-money stock options will be cancelled without payment. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

One of our executives is party to an employment agreement which provides for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason (as defined in such agreement) or if we decline to extend such agreement. Certain other senior executives are party to change-in-control severance agreements, which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control of The DIRECTV Group. As a change in control of The DIRECTV Group occurred on December 22, 2003, these agreements will apply if an involuntary termination of the executive occurs on or before December 22, 2006. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $9.0 million to $11.0 million.

Certain of our other executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The PanAmSat Sale would result in a change-in-control under these agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives. These agreements expire if no change in control of PanAmSat has occurred on or before December 31, 2004.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.9 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36.0 million in the aggregate against us. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years.

New Accounting Pronouncements

There are no issued statements awaiting implementation that are expected to have a material impact on our financial statements.

Market Risks

We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges, to manage market risks. Additional information regarding our interest rate hedge is contained within “Liquidity and Capital Resources - Long-term Debt” above. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases, fixed rate public debt and variable rate debt as follows:

•	For our sales-type leases, a discount rate based on a 10-year U.S. Treasury bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared in order to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our fixed rate public debt, the current market price, coupon and maturity are used to determine the yield for each public debt instrument as of the end of the period. The yield is then adjusted by a factor of 10% and this revised yield is then compared to the original yield to determine the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our variable rate debt, the effect in annual cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the year is applied to the applicable principal outstanding at the end of the year to determine an annual interest expense based on year-end rates and principal balances. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two annual interest expenses calculated represents the reduction in annual cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2004. Based upon economic conditions and leading market indicators at March 31, 2004, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

As of March 31, 2004, long-term debt consisted of fixed-rate borrowings of approximately $1.35 billion, $249 million of floating rate debt, and $100 million of floating rate debt that has been exchanged for a fixed-rate obligation on $100 million through August 30, 2005 (refer to “Liquidity and Capital Resources — Long-term Debt” above). We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at March 31, 2004 would be a reduction in cash flows of approximately $0.9 million and a reduction in net income of approximately $0.7 million.

Fluctuations in interest rates may also affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. At March 31, 2004, outstanding fixed-rate borrowings bore interest at rates ranging from 6.125% to 8.5%, and sales type lease receivables bore interest between 8.0% and 12.0%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $48.6 million and $3.1 million as of March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks.”

ITEM 4. CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT CORPORATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.9 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36.0 million in the aggregate against us. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	10.86	Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc. and PAS Merger Sub, Inc. *

	31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

	31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

* Filed herewith.

(b)	Reports on Form 8-K.

On February 3, 2004, we furnished a Current Report on Form 8-K with Items 7, 9 and 12 disclosures with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PanAmSat Corporation

May 6, 2004	/s/ Michael J. Inglese

Michael J. Inglese
Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company