Form 10-K/A
period 2003-12-31
PANAMSAT CORP /NEW/
filed 2004-07-13
CIK 1037388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

INTRODUCTORY NOTE

     This Amendment No. 2 on form 10-K/A is being filed in order to amend Exhibits 31.1 and 31.2 of PanAmSat Corporation’s 10-K/A Amendment No. 1 (“Amendment No. 1”) as filed with the Securities and Exchange Commission on April 29, 2004. The attached Exhibits 31.1 and 31.2 are hereby substituted for the Exhibits 31.1 and 31.2 filed with Amendment No. 1.

Part IV, Item 15.	Exhibits
EX-31.1:	CERTIFICATION OF CEO
EX-31.2:	CERTIFICATION OF CFO

PART IV

ITEM 15. EXHIBITS

Exhibits

1.1	Purchase Agreement, dated January 25, 2002, between PanAmSat Corporation, as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation, as purchasers is incorporated by reference to Exhibit 1.1 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.1	Agreement and Plan of Reorganization, dated September 20, 1996, among Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Hughes Communications Services, Inc., Hughes Communications Carrier Services, Inc., Hughes Communications Japan, Inc., PanAmSat Corporation (formerly known as Magellan International, Inc. (“PanAmSat”)) and PanAmSat International Systems, Inc. (formerly known as PanAmSat Corporation and successor corporation to PanAmSat, L.P. (“PanAmSat International”)) is incorporated herein by reference to Exhibit 2.3 to PanAmSat International’s Quarterly Report on Form 10-Q for the period ended June 30, 1996.

2.2	Amendment to Agreement and Plan of Reorganization dated as of April 4, 1997 constituting Exhibit 2.1 hereto is incorporated herein by reference to Appendix AA to the Proxy Statement/ Prospectus (the “Proxy Statement/Prospectus”) contained in PanAmSat’s Registration Statement on Form S-4 (Reg. No. 333-25293) filed on April 16, 1997 (the “Registration Statement”).

2.3	Agreement and Plan of Merger, dated as of April 4, 1997, among PanAmSat International, PAS Merger Corp. and PanAmSat is incorporated herein by reference to Appendix B to the Proxy Statement/ Prospectus.

2.4	Assurance Agreement, dated September 20, 1996, between Hughes Electronics Corporation, PanAmSat

International, Satellite Company, L.L.C. and PanAmSat is incorporated herein by reference to Appendix K to the Proxy Statement/ Prospectus.

2.6	Stock Contribution and Exchange Agreement, dated September 20, 1996, among Grupo Televisa, S.A., Satellite Company, L.L.C., PanAmSat and Hughes Communications, Inc. is incorporated herein by reference to Exhibit 2.4 to the Registration Statement.

3.1	Restated Certificate of Incorporation of PanAmSat is incorporated herein by reference to Exhibit 3.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.2	Restated Bylaws of PanAmSat is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 is incorporated herein by reference to Exhibit 3.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

4.2	Amended and Restated Registration Rights Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Hughes Communications Galaxy, Inc., Hughes Communications Satellite Services, Inc., Satellite Company, LLC and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Appendix N to the Proxy Statement/ Prospectus.

4.4	Indenture, dated as of January 16, 1998, between PanAmSat and The Chase Manhattan Bank, as Trustee, is incorporated herein by reference to Exhibit 4.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

4.5	Agreement, dated as of May 1, 1998, by and among PanAmSat and the former holders of Class A Common Stock of PanAmSat International is incorporated herein by reference to Exhibit 4.2.2 to PanAmSat’s Registration Statement on Form S-4 (Registration No. 333-56227).

4.8	Indenture, dated as of February 1, 2002, by and among PanAmSat Corporation as the Issuer, NET/36, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat International Holdings, Inc., Ushi, Inc., PanAmSat Marketing Corporation, PanAmSat International Systems, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PAS International Employment, Inc., PanAmSat Licensee Corp., PanAmSat International Sales, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, Service and Equipment Corporation, Southern Satellite Corp. and Southern Satellite Licensee Corporation, as Guarantors, and the Bank of New York as Trustee governing the Notes is incorporated by reference to Exhibit 4.8 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.9	Registration Rights Agreement, dated as of January 25, 2002, by and among PanAmSat Corporation and Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., ABN AMRO Incorporated and SG Cowen Securities Corporation relating to the registration rights of the holders of the Securities is incorporated by reference to Exhibit 4.9 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.31.1	Amended and Restated Collateral Trust Agreement, dated as of May 16, 1997, by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company is incorporated herein by reference to Exhibit 10.31 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.31.2	First Amendment, dated April 30, 1998, to Amended and Restated Collateral Trust Agreement by and among PanAmSat, Hughes Communications, Inc., Satellite Company, LLC, Grupo Televisa, S.A. and IBJ Schroder Bank & Trust Company constituting Exhibit 10.31.1 hereto, is incorporated herein by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D filed by Hughes Communications, Inc. on May 1, 1998.

10.33	PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.33.2	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.2 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.33.3	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, Established in 1997, is incorporated herein by reference to Exhibit 10.33.3 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.33.4	Amendment to the PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.4 to PanAmSat’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.33.5	Amendment No. 2 to the Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, effective as of December 7, 2000 is incorporated herein by reference to Exhibit 10.33.5 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.33.6	Second Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of June 1, 2001 is incorporated herein by reference to Exhibit 10.33.6 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

10.33.7	Third Amended and Restated PanAmSat Corporation Long-Term Stock Incentive Plan, established in 1997, effective as of April 30, 2003 is incorporated by reference to Exhibit 10.33.7 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.34	PanAmSat Corporation Annual Incentive Plan, effective January 1, 1997, is incorporated herein by reference to Exhibit 10.34 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.35	Intellectual Property Cross License Agreement, dated as of May 16, 1997, by and between PanAmSat and Hughes Electronics Corporation is incorporated herein by reference to Exhibit 10.35 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

10.41.1	Form of Indemnity Agreement between PanAmSat and each of its directors and executive officers is incorporated herein by reference to Exhibit 10.41 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 1997. Identical agreements have been executed by PanAmSat in favor of Charles H. Noski, Frederick A. Landman, Patrick J. Costello, Steven D. Dorfman, Dennis F. Hightower, James M. Hoak, Joseph R. Wright, Jr., Michael T. Smith, Carl A. Brown, Kenneth N. Heintz, Robert A. Bednarek, James W. Cuminale, David P. Berman, Roxanne S. Austin, Tig H. Krekel, Stephen R. Kahn, R. Douglas Kahn, Michael J. Inglese, Thomas E. Eaton, Jr., James B. Frownfelter, Jack A. Shaw, Michael J. Gaines, Eddy W. Hartenstein, Larry D. Hunter, Charles G. (Chase) Carey, Bruce B. Churchill and Patrick T. Doyle.

10.56	PanAmSat Corporation Amended and Restated Restoration and Deferred Compensation Plan, is incorporated herein by reference to Exhibit 10.56 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.57	PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, is incorporated herein by reference to Exhibit 10.57 to PanAmSat’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

10.57.1	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, as amended and restated as of April 25, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

10.62	PanAmSat Corporation Annual Incentive Plan 2000, is incorporated herein by reference to Exhibit B to the Company’s Definitive Proxy Statement filed on April 28, 2000.

10.63	Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of June 30, 2000 is incorporated herein by reference to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.(1)

10.63.1	Amendment No. 1 to Galaxy 3C Transponder Lease Agreement between PanAmSat Corporation and California Broadcast Center, LLC, effective as of December 15, 2000 is incorporated herein by reference to Exhibit 10.63.1 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)

10.66	Lease between 20 Westport Holdings L.L.C., Landlord and PanAmSat Corporation, dated September 29, 2000 is incorporated herein by reference to Exhibit 10.66 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.(1)

10.71	Employment Agreement between PanAmSat Corporation and Joseph R. Wright, Jr., dated as of August 20, 2001 is incorporated herein by reference to Exhibit 10.71 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.71.1	Letter dated September 27, 2002, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.82 to PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

10.71.2	Letter dated February 3, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.71.3	Letter dated February 5, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.2 to PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.71.4	Letter dated October 28, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.4 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.71.5	Letter dated December 31, 2003, modifying certain terms of the Employment Agreement dated August 20, 2001 between PanAmSat Corporation and Joseph R. Wright, Jr. is incorporated herein by reference to Exhibit 10.71.5 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.72	Employment Agreement between PanAmSat Corporation and James B. Frownfelter, dated as of November 8, 2001 is incorporated by reference to Exhibit 10.72 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.78	Credit Agreement, dated as of February 25, 2002, between PanAmSat Corporation, Credit Suisse First Boston, Bankers Trust Company, Allied Irish Banks plc, the Governor and Company of the Bank of Scotland, Fuji Bank, Ltd., General Electric Capital Corporation, Industrial Bank of Japan, Societe Generale, The Bank of New York, Metropolitan Life Insurance Company and Credit Industrial et Commercial, as Lenders, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston, as Sole Bookrunner and Sole Lead Arranger, Credit Suisse First Boston and Deutsche Banc Alex Brown, Inc., as Joint Arrangers, Deutsche Banc Alex Brown, Inc., as Syndication Agent, and Societe Generale, as Documentation Agent is incorporated by reference to Exhibit 10.78 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.78.1	Amendment No. 1, dated as of June 18, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to

Exhibit 10.78.1 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.78.2	Amendment No. 2, dated as of October 29, 2003, to the Credit Agreement dated as of February 25, 2002, between PanAmSat Corporation, the several banks and other financial institutions from time to time parties thereto and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.78.2 of PanAmSat’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

10.79	Intercreditor and Collateral Trust Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, Credit Suisse First Boston, as Administrative Agent, and The Bank of New York, as collateral trustee is incorporated by reference to Exhibit 10.79 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.80	Lender Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and Credit Suisse First Boston, as Administrative Agent is incorporated by reference to Exhibit 10.80 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.81	Shared Security Agreement, dated as of February 25, 2002, between PanAmSat Corporation, NET/36, Inc., PanAmSat Asia Carrier Services, Inc., PanAmSat Capital Corporation, PanAmSat Carrier Services, Inc., PanAmSat Communications Carrier Services, Inc., PanAmSat Communications Japan, Inc., PanAmSat Communications Services, Inc., PanAmSat India, Inc., PanAmSat India Marketing, LLC, PanAmSat International Holdings, Inc., PanAmSat International Sales, Inc., PanAmSat International Systems, Inc., PanAmSat International Systems, LLC, PanAmSat International Systems Marketing, LLC, PanAmSat Licensee Corp., PanAmSat Marketing Corporation, PAS International Employment, Inc., Service and Equipment Corporation, Southern Satellite Corp., Southern Satellite Licensee Corporation, and Ushi, Inc., as Subsidiary Guarantors, and The Bank of New York, as Collateral Trustee is incorporated by reference to Exhibit 10.81 of PanAmSat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.83	Form of PanAmSat Corporation Executive Change of Control Severance Agreement, effective as of October 15, 2001 and entered into between PanAmSat Corporation and each of James W. Cuminale, Thomas E. Eaton, Jr., James B. Frownfelter and Michael J. Inglese in March 2002, is incorporated by reference to Exhibit 10.63 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

10.84	PanAmSat Corporation Supplemental Savings Plan is incorporated herein by reference to Exhibit 10.84 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.85	PanAmSat Corporation Deferred Compensation Plan is incorporated herein by reference to Exhibit 10.85 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

21.1	List of subsidiaries of PanAmSat Corporation is incorporated herein by reference to Exhibit 21.1 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

24.1	Powers of Attorney is incorporated herein by reference to Exhibit 24.1 of PanAmSat’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 is incorporated herein by reference to Exhibit 32.1 of PanAmSat's Form 10-K/A filed on April 29, 2004.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 is incorporated herein by reference to Exhibit 32.2 of PanAmSat’s Form 10-K/A filed on April 29, 2004.

*    Filed herewith.

(1)	Portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment with respect thereto.

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

     July 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Charles G. Carey	Chairman of the Board of Directors	July 13, 2004

* Joseph R. Wright, Jr.	President and Chief Executive Officer (principal executive officer) and Director	July 13, 2004

* Bruce B. Churchill	Director	July 13, 2004

* Patrick J. Costello	Director	July 13, 2004

* Patrick T. Doyle	Director	July 13, 2004

* Eddy W. Hartenstein	Director	July 13, 2004

* Dennis F. Hightower	Director	July 13, 2004

Signature	Title	Date

* James M. Hoak	Director	July 13, 2004

* Larry D. Hunter	Director	July 13, 2004

* Stephen R. Kahn	Director	July 13, 2004

/s/ MICHAEL J. INGLESE Michael J. Inglese	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	July 13, 2004

*By:	/s/ JAMES W. CUMINALE	July 13, 2004

(James W. Cuminale, Attorney-in-Fact)