Form 10-Q
period 2004-06-30
PANAMSAT CORP /NEW/
filed 2004-07-29
CIK 1037388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒ No ☐

As of July 26, 2004, an aggregate of 150,299,954 shares of our common stock were outstanding.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company” and “PanAmSat” refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted due to certain risks and uncertainties, including without limitation: (i) risks associated with operating our in-orbit satellites (ii) risks of launch failures, launch and construction delays and in-orbit failures or reduced performance, (iii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iv) risks related to possible future losses on satellites that are not adequately covered by insurance, (v) risks related to domestic and international government regulation, (vi) risks related to the Company’s contracted backlog for future services, (vii) risks of doing business internationally, (viii) risks of inadequate access to capital for growth, (ix) risks related to competition, (x) risks related to customer defaults, (xi) risks relating to pricing pressure and overcapacity in markets in which we operate, (xii) risks associated with the Company’s indebtedness, (xiii) risks related to control by our majority stockholder and (xiv) litigation.  PanAmSat cautions that the foregoing list of important factors is not exclusive, and PanAmSat undertakes no obligation to publicly update any forward-looking statement.   Such risks are more fully described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	June 30, 2003
REVENUES
Operating leases, satellite services and other	$202,732	$199,400
Outright sales and sales-type leases	4,093	4,193
Total revenues	206,825	203,593

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	71,312	74,909
Direct operating costs (exclusive of depreciation and amortization)	40,167	32,232
Selling, general and administrative expenses	50,256	21,338
Facilities restructuring and severance costs	573	663
Total operating costs and expenses	162,308	129,142

INCOME FROM OPERATIONS	44,517	74,451
INTEREST EXPENSE - NET	33,623	33,132
INCOME BEFORE INCOME TAXES	10,894	41,319
INCOME TAX EXPENSE	228	11,021
NET INCOME	$10,666	$30,298
NET INCOME PER COMMON SHARE - basic and diluted	$0.07	$0.20
Weighted average common shares outstanding	150,256,000	150,054,000

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	June 30, 2003
REVENUES
Operating leases, satellite services and other	$403,897	$394,820
Outright sales and sales-type leases	8,358	8,529
Total revenues	412,255	403,349

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	146,647	147,176
Direct operating costs (exclusive of depreciation and amortization)	79,835	65,420
Selling, general and administrative expenses	67,805	39,364
PAS-6 impairment loss	99,946	––
Facilities restructuring and severance costs	2,428	663
Total operating costs and expenses	396,661	252,623

INCOME FROM OPERATIONS	15,594	150,726
INTEREST EXPENSE - NET	64,709	67,407
INCOME (LOSS) BEFORE INCOME TAXES	(49,115)	83,319
INCOME TAX EXPENSE (BENEFIT)	(27,852)	22,163
NET INCOME (LOSS)	$(21,263)	$61,156
NET INCOME (LOSS) PER COMMON SHARE - basic and diluted	$(0.14)	$0.41
Weighted average common shares outstanding	150,215,000	150,027,000

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627,751	$511,248
Short-term investments	9,957	38,936
Accounts receivable-net	72,206	77,006
Net investment in sales-type leases	24,332	23,068
Prepaid expenses and other current assets	29,911	20,428
Insurance claim receivable	—	260,000
Deferred income taxes	6,933	7,688
Assets held for sale	3,257	––
Total current assets	774,347	938,374

SATELLITES AND OTHER PROPERTY AND EQUIPMENT-Net	2,092,797	2,306,705
NET INVESTMENT IN SALES-TYPE LEASES	100,572	116,653
GOODWILL	2,244,553	2,243,611
DEFERRED CHARGES AND OTHER ASSETS-Net	137,887	129,534

TOTAL ASSETS	$5,350,156	$5,734,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$63,607	$71,794
Current portion of long-term debt	275,000	3,500
Current portion of satellite incentive obligations	13,413	12,654
Accrued interest payable	45,344	45,462
Deferred gains and revenues	26,788	22,436
Total current liabilities	424,152	155,846

LONG-TERM DEBT	1,075,000	1,696,500
DEFERRED INCOME TAXES	399,755	430,512
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	287,648	273,261

TOTAL LIABILITIES	2,186,555	2,556,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - 400,000,000 shares authorized; 150,292,411 and 150,120,864 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,503	1,501
Additional paid-in-capital	2,545,006	2,541,333
Accumulated other comprehensive loss	(396)	(1,567)
Retained earnings	624,362	645,625
Other stockholders’ equity	(6,874)	(8,134)

TOTAL STOCKHOLDERS’ EQUITY	3,163,601	3,178,758

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,350,156	$5,734,877

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Other Stockholders’ Equity	Total	Comprehensive Income (Loss)
	Shares	Par Value Amount
BALANCE, JANUARY 1, 2004	150,120,864	$1,501	$2,541,333	$(1,567)	$645,625	$(8,134)	$3,178,758
Additional issuance of common stock	171,547	2	3,586	—	—	—	3,588
Realized and unrealized net gain on cash flow hedge	—	—	—	1,341	—	—	1,341	$791
Unrealized gain on short-term investments	—	—	—	(27)	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	(143)	—	—	(143)	(143)
Deferred compensation	—	—	—	—	—	(197)	(197)	—
Amortization of deferred compensation	—	—	87	—	—	1,457	1,544	—
Net loss	––	––	––	—	(21,263)	––	(21,263)	(21,263)
BALANCE, JUNE 30, 2004	$150,292,411	$1,503	$2,545,006	$(396)	$624,362	$(6,874)	$3,163,601	$(20,642)

Other Stockholders’ Equity:

	June 30, 2004	January 1, 2004
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	(3,456)	(4,716)
TOTAL OTHER STOCKHOLDERS’ EQUITY	$(6,874)	$(8,134)

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(IN THOUSANDS)

	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,263)	$61,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,647	147,176
Deferred income taxes	(30,528)	21,286
Amortization of debt issuance costs and other deferred charges	3,962	4,971
Provision for uncollectible receivables	30,456	2,112
Loss on early extinguishment of debt	5,455	—
PAS-6 impairment loss	99,946	—
Facilities restructuring and severance costs	2,021	663
Other non-cash items	(3,208)	(1,400)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	11,136
Operating leases and other receivables	(1,183)	(2,565)
Prepaid expenses and other assets	(4,517)	16,971
Accounts payable and accrued liabilities	(22,308)	(33,813)
Deferred gains and revenues	4,352	1,473

NET CASH PROVIDED BY OPERATING ACTIVITIES	222,259	229,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	(54,744)
Insurance proceeds from satellite recoveries	286,915	—
Net sales of short-term investments	28,948	43,704
Acquisitions, net of cash acquired	(522)	(8,352)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	231,455	(19,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(350,000)	(200,000)
New incentive obligations	16,250	5,642
Repayments of incentive obligations	(6,818)	(5,734)
Stock issued in connection with employee benefit plans	3,493	1,437

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	(198,655)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	203

NET INCREASE IN CASH AND CASH EQUIVALENTS	116,503	11,322
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,248	783,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$627,751	$795,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$4,752	$9,197
Cash paid for interest	$64,882	$78,800
Cash received for taxes	$109	$4,327
Cash paid for taxes	$1,833	$1,101

The accompanying notes are an integral part of these consolidated financial statements.

PANAMSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments that are of a normal recurring nature necessary to present fairly the financial position as of June 30, 2004, results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 have been made. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, all amendments thereto, and all of our other filings filed with the SEC from March 15, 2004 through the date of this report.

The DIRECTV Group, Inc. (“The DIRECTV Group,” formerly known as Hughes Electronics Corporation) owns 80.4% of our outstanding common stock.  Fox Entertainment Group, Inc. (“Fox Entertainment”), a subsidiary of The News Corporation Limited (“News Corporation”), owns approximately 34% of The DIRECTV Group’s outstanding common stock.

(2)         PanAmSat Merger, Subsequent Sale and Related Transactions

On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, PAS Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC (“Constellation”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for the merger of our company with PAS Merger Sub (“Merger”) and subsequent sale to Constellation (the “PanAmSat Sale”). On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock beneficially held by The DIRECTV Group to limited liability companies affiliated with The Carlyle Group (“Carlyle”) and Providence Equity Partners, Inc. (“Providence”) (collectively the “Sponsors”).  These transactions, the related financing transactions and the anticipated new contractual arrangements with The DIRECTV Group or its affiliates described below are referred to collectively as the “Transactions”.

Pursuant to the terms of the transaction agreement, Merger Sub will merge with and into us, with us being the surviving entity in the Merger. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group, members of management who have agreed not to have certain of their equity interests cashed out in the Merger and holders who perfect their appraisal rights under Delaware law) will have no further ownership interest in us. Instead, each holder of our common stock outstanding immediately prior to the effective time of the Merger (other than The DIRECTV Group, members of management who have agreed not to have certain of their equity interests cashed out in the Merger and holders who perfect their appraisal rights under Delaware law) will be entitled to receive $23.50 in cash per share of our common stock.

Subject to the satisfaction of certain closing conditions set forth in the transaction agreement, two business days after the effective time of the Merger, a portion of the shares of our common stock beneficially owned by The DIRECTV Group will be repurchased by us at a purchase price of $23.50 in cash per share. Following the repurchase, The DIRECTV Group will sell all of the remaining shares of our common stock that it owns to the Sponsors at a purchase price of $23.50 in cash per share, less any amounts withheld in accordance with the transaction agreement.

Immediately following the PanAmSat Sale, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, will be canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan will lapse, and the unvested restricted shares and restricted stock units will vest and will be canceled and the holders of those securities will be entitled to receive $23.50 per share, less applicable withholding taxes. Certain members of our management have agreed not to have certain of their equity interests cashed out in the Merger and PanAmSat Sale; existing options, restricted shares and restricted stock units granted to such individuals are expected to remain outstanding as options and shares of the surviving corporation.

The Transactions are expected to be accounted for as a leveraged recapitalization, whereby the historical basis of the assets and liabilities of PanAmSat will be maintained.

The transaction agreement contains various covenants regarding the conduct of our business prior to the closing of the Transactions. In addition, the Transactions are subject to a number of conditions, including receipt of certain regulatory approvals and the consummation of the debt financings described in the following paragraphs, or other satisfactory financing.

In connection with the PanAmSat Sale, we intend to enter into new senior secured credit facilities, consisting of a $800.0 million Term Loan A Facility, a $1,860.0 million Term Loan B Facility and a $250.0 million revolving credit facility, and incur $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We have commenced tender offers to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 and any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/8% Senior Notes due 2005 for cash. The tender offers are conditioned upon, among other things, the incurrence of the $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that will supersede four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the PanAmSat Sale.

Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation (“GM”) and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat Sale in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. In addition, our tax liability related to these periods is capped at $15 million.

The tax separation agreement will be effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

In connection with the transaction agreement, The DIRECTV Group has agreed to, or to cause its affiliates to, enter into, amend or in some cases extend certain commercial arrangements with us.  These commercial arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc. (“HNS”), the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC (“DTVLA”), entering into an agreement for additional transponder capacity for direct-to-home (“DTH”) services in Latin America, and the extension of telemetry, tracking and control (“TT&C”) services agreements with DIRECTV Operations LLC.  In addition, in connection with the Transactions (as defined below), we expect The DIRECTV Group or News Corporation to pay us for certain past due receivables from, and guarantee certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation.  Management believes that these anticipated guarantees and other contractual arrangements will, when executed, substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

Certain of the new contractual arrangements we expect to enter into in connection with the Transactions would have increased our contracted backlog as of June 30, 2004 by approximately $659 million.  Of this incremental contracted backlog, approximately $450 million related to a contractual arrangement that is not required to be in place at the time of the completion of the Transactions or at all.  However, in the event this agreement is not entered into, the amount payable to The DIRECTV Group under the transaction agreement would be reduced by $250 million, we would not borrow an equal amount under our new Term

Loan A Facility, we would not be required to make any of the related capital expenditures and the related backlog would not materialize.  If this agreement is entered into by March 31, 2005, we would pay $250 million to The DIRECTV Group, funded by borrowings under our new Term Loan A Facility.  If this agreement is not executed, in addition to reducing our indebtedness by $250 million, we would not be required to make any of the related capital expenditures.

Certain of our executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control (See Note 11 “Commitments and Contingencies”).

(3)         Customer Termination

In July of 2004, we terminated our transponder lease agreements with one of our customers due to non-payment of the customer’s obligations to us through June 30, 2004. As a result, in the second quarter of 2004 we recorded a pre-tax charge of approximately $29.6 million related to the write-off of current and long-term receivable balances due from this customer. Prior to the termination, contracted future backlog and remaining 2004 revenues related to this customer were $80.4 million and $5.0 million, respectively.

(4)         PAS-6 Impairment Loss

On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power.  Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer.  On April 1, 2004, this satellite experienced another anomaly and more significant loss of power.  Neither of these losses was anticipated.  We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to de-orbit it.

PAS-6 had previously been taken out of primary service and was used as a backup for another satellite, PAS-6B.  Accordingly, these events did not affect service to any of our customers and we anticipate that they will not affect our revenues in 2004.  We do not plan to replace this satellite.  As a result of the March 17 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004.  This resulted in a non-cash charge to net income after taxes of approximately $63.3 million.  PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events.

(5)         Satellite Deployment Plans

In January 2004, we and Horizons LLC (“Horizons”) commenced service on the Galaxy 13/Horizons 1 satellite.  The satellite is a Boeing 601HP with 24 C-band and 24 Ku-band transponders and is operated at 127 degrees west longitude.  Horizons, a 50-50 joint venture between us and JSAT International Inc. (“JSAT”), the U.S. subsidiary of a Japanese satellite services provider, owns the Ku-band payload on the satellite, which is separately designated Horizons 1.  Using this capacity, Horizons offers a variety of digital video, Internet and data services.  Effective upon the in-service date of Galaxy 13/Horizons 1, JSAT and us contributed our investments in the Ku-band transponders to Horizons.  Our investment in Horizons of $43.7 million as of June 30, 2004 is classified within “Deferred Charges and Other Assets-Net” on our Consolidated Balance Sheet as of such date and is being accounted for under the equity method.

The C-band capacity on this satellite is designated as Galaxy 13.  It is owned, developed and marketed solely by us and is utilized to provide High-Definition Television (“HDTV”), as well as other services within the United States.  This satellite is a part of our “Power of Five” antenna program, which provides qualified cable operators with simultaneous access to five Galaxy neighborhood satellites.  The spacecraft took over for Galaxy 9, which is now utilized as a domestic C-band in-orbit spare.

We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the fourth quarter of 2004 to replace Galaxy 12 as an in-orbit spare at 74 degrees west longitude. We plan to replace Galaxy 5 at 125 degrees west longitude with Galaxy 12. We plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude.

This satellite will include an additional L-band payload.  We plan to launch Galaxy 16 in the second quarter of 2006 to replace Galaxy 4R at 99 degrees west longitude.  In addition, we plan to construct and launch a replacement satellite for PAS-6B prior to the end of its useful life, although no commitment has been made for the procurement of this satellite at this time.

In April 2004, we committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts previously paid on our behalf to the manufacturer of this satellite.  Also in June 2004, we committed to purchase Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million and will be paid over the next two years (See Note 11 “Commitments and Contingencies” below).

(6)         Long-term Debt

At June 30, 2004, we had total debt outstanding of approximately $1.35 billion, including current maturities of $275 million related to our 6 1/8% Senior Notes due 2005.

In June 2004, we repaid the $349.1 million outstanding balance under our Term B-1 Facility from available cash on hand. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to the Term B-1 Facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income related to our $100.0 million interest rate hedge on our Term B-1 Facility. The hedge liability was not impacted by the repayment of the Term B-1 Facility. The fair value of the outstanding interest-rate hedge agreement as of June 30, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately $0.8 million.  Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility.

Our Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is currently undrawn and will terminate on December 31, 2007 (the “Revolving Facility”). We are also required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of June 30, 2004, on an annualized basis was 0.375%.  We had outstanding letters of credit totaling $1.1 million, which reduce our ability to borrow against the Revolving Facility by such amount.  Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.25% as of June 30, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

As of June 30, 2004, we also had outstanding $800 million 8 ½% Senior Notes due 2012.  Obligations under the 8 ½% Senior Notes due 2012 are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries.  See condensed consolidating financial information in Note 16, as required by the SEC’s Regulation S-X, Rule 3-10(f).

We also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2004 were $275 million at 6 1/8% due January 2005, $150 million at 6 3/8% due 2008 and $125 million at 6 7/8% due 2028, respectively.  Principal on these notes is payable at maturity, while interest is payable semi-annually.

In connection with the PanAmSat Sale, we intend to enter into new senior secured credit facilities, consisting of an $800.0 million Term Loan A Facility, a $1,860.0 million Term Loan B Facility and a $250.0 million revolving credit facility, and to incur $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We have commenced tender offers to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8½% Senior Notes due 2012 and any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/8% Senior Notes due 2005 for cash. The tender offers are conditioned upon, among other things, the incurrence of the $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings.  As of June 30, 2004, we were in compliance with all such covenants.

(7)         Acquisitions

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

(8)         Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  During 2004 and 2003, we issued the following awards under our Long-Term Incentive Plan:

Grant date:	Employee Stock Options Granted	Restricted Stock Units Granted
March 31, 2003	11,900	—
June 30, 2003	11,550	398,500
September 30, 2003	21,350	—
December 31, 2003	4,400	2,000
March 31, 2004	48,350	2,000
June 30, 2004	—	—

The employee stock options granted in 2004 and 2003 vest ratably over three years.  Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded compensation expense related to these options of approximately $63 thousand and $82 thousand for the three and six months ended June 30, 2004, respectively and $5 thousand during the three and six month periods ended June 30, 2003, respectively.  Under the intrinsic value method used for reporting prior to January 1, 2003, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of our common stock on the date of grant for all prior grants.

The restricted stock units granted in 2004 and 2003 vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary.  Stock compensation expense is being recognized over the vesting period based on our stock price on the grant date.  We recorded compensation expense related to the restricted stock units of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2004, respectively, and $0.5 million during the three and six month periods ended June 30, 2003, respectively.

See Note 11 “Commitments and Contingencies – Change-in-Control Obligations” for the impact the Transactions will have on employee stock options and restricted stock units.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts):

	Three Months Ended:		Six Months Ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$10,666	$30,298	$(21,263)	$61,156
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	449	300	892	300
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,766)	(2,647)	(3,301)	(5,416)
Pro forma net income (loss)	$9,349	$27,951	$(23,672)	$56,040
Earnings (loss) per share:
Basic and Diluted - as reported	$0.07	$0.20	$(0.14)	$0.41
Basic and Diluted - pro forma	$0.06	$0.19	$(0.16)	$0.37

The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(9)         Facilities Restructuring and Severance Costs

Facilities restructuring and severance costs were $0.6 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively, and $2.4 million and $0.7 million for the six month periods ended June 30, 2004 and 2003, respectively.

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We expect to sell our Spring Creek Teleport later in 2004 (see below). This teleport consolidation plan will include the disposal of land, buildings and equipment located at these teleports and severance related costs for approximately 40 employees that will be required to perform services through the date of closure. During the year ended December 31, 2003 and for the six months ended June 30, 2004, we recorded charges of $4.2 million and $1.0 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

In the second quarter of 2004, we reached agreement with one of our customers to move their teleport service from our Spring Creek teleport facility to one of our other teleport facilities. This agreement allowed us to close the Spring Creek teleport facility at the end of the second quarter of 2004 and proceed with its planned sale. We plan on selling this teleport facility and related assets for approximately $14.4 million, net of associated selling costs. As a result, we have reflected the assets of the Spring Creek Teleport of $3.3 million as “Assets Held for Sale” on our balance sheet as of June 30, 2004. The sale of this teleport is expected to close later in 2004 and is expected to result in a pre-tax gain of approximately $11.2 million, which will be recorded during that period. The Spring Creek Teleport is not significant to the consolidated operating results or financial position of the Company.

On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011.  In an effort to further streamline our operations, in the six months ended June 30, 2004 we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities.  As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach.

During the six months ended June 30, 2004 we made cash payments of $0.4 million related to the 2003 reduction in workforce.

The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2003	$7.6	$—	$—	$7.6
2003 restructuring charges (credits)	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)
Balance as of December 31, 2003	$4.6	$1.8	$0.7	$7.2
2004 restructuring charges	1.4	1.0	—	2.4
Less: net cash payments in 2004	(0.5)	(0.9)	(0.4)	(1.9)
Balance as of June 30, 2004	$5.5	$1.9	$0.3	$7.7

(10)  Interest Expense – Net

Interest expense for the three months ended June 30, 2004 and 2003 is recorded net of capitalized interest of $1.9 million and $3.6 million, respectively, and interest income of $3.2 million and $5.7 million, respectively. Interest expense for the six months ended June 30, 2004 and 2003 is recorded net of capitalized interest of $2.2 million and $8.5 million, respectively, and interest income of $5.1 million and $9.0 million, respectively. Included in interest expense for the three and six months ended June 30, 2004 is approximately $5.5 million of unamortized debt issuance costs related to the June 2004 prepayment under our Term B-1 Facility of $349.1 million.

(11)  Commitments and Contingencies

Satellite Incentive Obligations

Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of June 30, 2004, we had $134.7 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

As of June 30, 2004, we had approximately $163.8 million of expenditures remaining under existing satellite construction contracts and $36.3 million remaining under existing satellite launch contracts.  Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Through June 30, 2004, we had made approximately $154.8 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we now expect to use this launch in early 2006 to replace our Galaxy 4R satellite.

In April 2004, we committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17 an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million, which will be paid over the next two years.

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

On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary Xenon Ion Propulsion System (“XIPS”) on this satellite ceased working.  In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite.  In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite.  The settlement with the insurer representing 17 percent coverage includes a future sharing of revenues actually received from the satellite.  We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease.  We are planning on replacing this satellite with Galaxy 16 prior to the end of its useful life using the insurance proceeds and a prepaid launch service contract that we had purchased previously.

During the first quarter of 2004 we received $286.9 million of insurance proceeds under the insurance policies for Galaxy 11, PAS-1R and Galaxy 4R satellites.  These proceeds were held in a collateral account and were classified as restricted cash pursuant to the terms of our existing senior secured credit facilities until restrictions were lifted in June 2004.

As of June 30, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of approximately $846.1 million.  As of such date, these insured satellites had an aggregate net book value and other insurable costs of $927.2 million.  We have 17 uninsured satellites in orbit.  The uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1.0 million.  Our Galaxy 12 and Galaxy 9 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 (See Note 5 “Satellite Deployment Plans” above).

Of the insured satellites, as of June 30, 2004, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”).  The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites.  One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed.  We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion.  The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $20.0 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system.  The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system.  Certain enhancements have been made to the XIPS on this satellite to make the systems more robust.  In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

At June 30, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.1 billion. Of this amount, $800.0 million related to uninsured satellites and $281.7 million related to satellites insured by Significant Exclusion Policies.

Change-in-Control Obligations

Upon consummation of the PanAmSat Sale, all outstanding employee stock options which have not yet vested will vest and become exercisable, and all outstanding restricted shares and restricted stock units will vest immediately prior to the Merger.  We currently estimate that upon the consummation of the PanAmSat Sale, we will be required to record a charge of approximately $6 million in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Holders of options and restricted stock units will be entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price to be paid in the PanAmSat Sale, and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share, except for any stock options, restricted shares and restricted stock units held by certain employees who have agreed not to have their equity interests cashed out in the Merger or the PanAmSat Sale, as applicable.  All out-of-the-money stock options will be cancelled without payment.  In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

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

Certain of our other executives have change-in-control severance agreements which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The PanAmSat Sale would result in a change-in-control under these agreements.  Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives.  These agreements expire if no change in control of PanAmSat has occurred by December 31, 2004.

In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India.  The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997.  This assessment is being appealed to the Income Tax Appeals Tribunal.  For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $34.5 million in the aggregate against us.  This assessment has been appealed to the Commissioner of Income Tax (Appeals).  We are contesting the imposition of such taxes.  While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment.  If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us for certain of our tax obligations, including foreign withholding tax obligations (See Note 2 “PanAmSat Merger, Subsequent Sale and Related Transactions” above).

(12) Related Party Transactions

Transactions with The DIRECTV Group and its Affiliates

We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, we reimburse The DIRECTV Group for the allocated costs of certain expense items we jointly incur with The DIRECTV Group, principally relating to administrative and other expenses.  Revenues derived from The DIRECTV Group and its affiliates were $33.3 million and $63.8 million for the three and six month periods ended June 30, 2004, or 16% and 15% of our revenues, respectively.  As of June 30, 2004, we had receivables due from The DIRECTV Group and its affiliates of approximately $12.5 million.

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

We expect to enter into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Transactions. These contractual arrangements include the extension of transponder lease agreements with HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, entering into an agreement for additional transponder capacity for DTH services in Latin America, and the extension of TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Transactions, we expect The DIRECTV Group or News Corporation to pay us for certain past due receivables from, and guarantee certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation (See Note 2 “PanAmSat Merger, Subsequent Sale and Related Transactions” above).

During 2003, we transferred an authorization for a Ka-band orbital slot to HNS, an affiliate, in exchange for a contingent payment of approximately $2.1 million.  The payment is payable upon the launch of a satellite by HNS to such orbital slot.  The Federal Communications Commission has approved the transfer of this authorization.

On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Merger and the PanAmSat Sale. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock beneficially held by The DIRECTV Group to limited liability companies affiliated with Carlyle and Providence (See Note 2 “PanAmSat Merger, Subsequent Sale and Related Transactions” above).

In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite (See Note 5 “Satellite Deployment Plans” above).

Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that will supersede four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The

DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the PanAmSat Sale.

Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat Sale in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. In addition, our tax liability related to these periods is capped at $15 million.

The tax separation agreement will be effective from the day of the closing of the transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

Transactions with News Corporation and its Affiliates (Other than The DIRECTV Group)

We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from the News Corporation and its affiliates, other than The DIRECTV Group, were $21.6 million and $42.3 million for the three and six month periods ended June 30, 2004, or 10% of our revenues for each of the periods, respectively.  As of June 30, 2004, we had receivables due from News Corporation and its affiliates of approximately $28.3 million.  This receivable balance is primarily comprised of a long-term receivable related to an operating lease with escalating payment terms that is being recognized on a straight-line basis into revenue over the lease term.

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

Included in our total backlog of $4.52 billion as of June 30, 2004 is $1.50 billion of backlog from The DIRECTV Group, News Corporation and their affiliates.  Backlog represents future cash payments expected from customers under all long-term contractual agreements.

(13) Other Assets-Net

Our Other Assets-net are recorded within deferred charges and other assets-net on our consolidated balance sheet. Other assets-net consists of prepayments of installation at the facilities of third parties that provide TT&C services to us under long-term service agreements, as well as other miscellaneous deferred charges and other assets. The prepaid installation costs are necessary for third parties to provide services to us over the term of the related services agreement. These prepaid costs are amortized on a straight-line basis over the respective contract periods. Included in other assets-net as of June 30, 2004 and December 31, 2003 are $2.5 million and $3.2 million, respectively of customer lists. As of June 30, 2004 and December 31, 2003, customer lists are net of accumulated amortization of $1.3 million and $0.6 million, respectively.

(14) Evaluation of Long-Lived Assets

We periodically evaluate potential impairment loss relating to long-lived assets, including satellites, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows were less than the carrying value of the asset or group of assets, an impairment charge would be recorded. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Financial Accounting Standards Board (“FASB”) Statement No. 144 (“SFAS No. 144”). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our statement of income in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, we would apply the concepts of SFAS No. 144, in the determination of whether an impairment loss had occurred. If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS No. 144 and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, we would apply the concepts of SFAS 144 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence.

(15) Operating Segments

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.  Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment.  Our operating segments are:

Fixed Satellite Services (“FSS”):  Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers.

Government Services (“G2 Satellite Solutions or “G2”):  Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:		Six Months Ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
FSS	$188,782	$193,582	$378,209	$389,254
G2	22,605	15,402	44,421	25,033
Eliminations	(4,562)	(5,391)	(10,375)	(10,938)
Total Revenues	$206,825	$203,593	$412,255	$403,349

Depreciation and Amortization Expense:
FSS	$70,970	$74,867	$145,867	$147,124
G2	342	42	780	52
Eliminations	—	—	—	—
Total Depreciation and Amortization Expense	$71,312	$74,909	$146,647	$147,176

Income from Operations:
FSS	$40,942	$72,205	$10,269	$146,619
G2	3,575	2,246	5,325	4,107
Eliminations	—	—	—	—
Total Income from Operations	$44,517	$74,451	$15,594	$150,726

EBITDA (a):
FSS	$111,912	$147,072	$156,136	$293,743
G2	3,917	2,288	6,105	4,159
Eliminations	—	—	—	—
Total EBITDA	$115,829	$149,360	$162,241	$297,902

Capital Expenditures:
FSS	$62,202	$21,663	$83,886	$54,744
G2	—	—	—	—
Eliminations	—	—	—	—
Total Capital Expenditures	$62,202	$21,663	$83,886	$54,744

	June 30, 2004	December 31, 2003
Assets:
FSS	$5,332,383	$5,716,365
G2	39,873	39,859
Eliminations	(22,100)	(21,347)
Total Assets	$5,350,156	$5,734,877

NON-GAAP FINANCIAL RECONCILIATION SCHEDULE

The following table sets forth a reconciliation of Income from operations to EBITDA for our FSS Operating Segment and our G2 Operating Segment for the periods indicated. Management encourages readers to use GAAP disclosures within this Form 10-Q to evaluate the Company’s results of operations.  These non-GAAP tables are included to aid the reader in understanding our GAAP financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Reconciliation of Income from operations to EBITDA:

FSS Operating Segment:
Income from operations	$40,942	$72,205	$10,269	$146,619
Depreciation and amortization	70,970	74,867	145,867	147,124
EBITDA (a)	$111,912	$147,072	$156,136	$293,743

G2 Operating Segment:
Income from operations	$3,575	$2,246	$5,325	$4,107
Depreciation and amortization	342	42	780	52
EBITDA (a)	$3,917	$2,288	$6,105	$4,159

(a)  EBITDA, a measure used by management to measure operating performance, is defined as net income plus net interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is not a presentation made in accordance with GAAP, and is not a measure of financial condition or profitability, and should not be considered as an alternative to (1) net income (loss) or income from operations determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Our management uses EBITDA to evaluate the operating performance of its operating segments, and as a measure of performance for incentive compensation purposes.  We believe EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. Our management also uses this metric to measure income generated from operations that could be used to service debt, fund future capital expenditures or pay taxes.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

(16)  Condensed Consolidating Financial Statements

Obligations under our 8 ½% Senior Notes due 2012 are, or will be, as the case may be, fully and unconditionally guaranteed on a joint and several basis by us (PanAmSat Corporation, the issuer of the 8 ½% Senior Notes due 2012) and certain of our existing and subsequently acquired or organized domestic subsidiaries (the “Guarantor Subsidiaries,” each a “Guarantor”).

In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly-owned subsidiary, G2.  As a result, we are now required to present consolidating financial information for our company and our subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f).  During the current period we determined that our non-guarantor subsidiaries, which include our foreign subsidiaries which do not guarantee the Senior Notes, were no longer minor (as defined in the SEC’s Regulation S-X, Rule 3-10 (h)) and therefore they are included within the attached consolidating financial statements.

The following condensed consolidating financial information present the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries, which are our international subsidiaries, and the eliminations necessary to arrive at the information for our company on a consolidated basis as of and for the three and six month periods ended June 30, 2004. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,141	$23,544	$6,559	$(11,512)	$202,732
Outright sales and sales-type leases	4,093	––	—	—	4,093
Total revenues	188,234	23,544	6,559	(11,512)	206,825
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	70,820	425	67	—	71,312
Direct operating costs (exclusive of depreciation and amortization)	32,613	18,221	845	(11,512)	40,167
Selling, general and administrative expenses	46,447	1,489	2,320	—	50,256
Facilities restructuring and severance cost	573	—	—	—	573
Total operating costs and expenses	150,453	20,135	3,232	(11,512)	162,308

INCOME FROM OPERATIONS	37,781	3,409	3,327	—	44,517
INTEREST EXPENSE (INCOME) - NET	33,694	(68)	(3)	—	33,623
INCOME BEFORE INCOME TAXES	4,087	3,477	3,330	—	10,894
INCOME TAX EXPENSE (BENEFIT)	(1,191)	1,287	132	—	228
NET INCOME	$5,278	$2,190	$3,198	$—	$10,666

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$368,348	$46,450	$9,615	$(20,516)	$403,897
Outright sales and sales-type leases	8,358	––	—	––	8,358
Total revenues	376,706	46,450	9,615	(20,516)	412,255
OPERATING COSTS AND EXPENSES:
Depreciation and amortization	145,485	947	215	—	146,647
Direct operating costs (exclusive of depreciation and amortization)	61,610	37,529	1,212	(20,516)	79,835
Selling, general and administrative expenses	59,807	3,809	4,189	—	67,805
PAS-6 impairment loss	99,946	—	—	—	99,946
Facilities restructuring and severance cost	2,428	—	—	—	2,428
Total operating costs and expenses	369,276	42,285	5,616	(20,516)	396,661

INCOME FROM OPERATIONS	7,430	4,165	3,999	—	15,594
INTEREST EXPENSE (INCOME) - NET	64,844	(130)	(5)	––	64,709
INCOME (LOSS) BEFORE INCOME TAXES	(57,414)	4,295	4,004	—	(49,115)
INCOME TAX EXPENSE (BENEFIT)	(29,664)	1,562	250	––	(27,852)
NET INCOME (LOSS)	$(27,750)	$2,733	$3,754	$—	$(21,263)

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$624,692	$500	$2,559	$—	$627,751
Short-term investments	9,957	—	—	—	9,957
Accounts receivable-net	44,368	23,106	4,732	—	72,206
Net investment in sales-type leases	24,332	—	—	—	24,332
Prepaid expenses and other current assets	20,050	9,613	248	—	29,911
Deferred income taxes	6,933	––	—	––	6,933
Assets held for sale	3,257	—	—	—	3,257
Total current assets	733,589	33,219	7,539	—	774,347

SATELLITES AND OTHER PROPERTY AND EQUIPMENT-NET	2,087,054	5,010	733	—	2,092,797
NET INVESTMENT IN SALES-TYPE LEASES	100,572	—	—	—	100,572
GOODWILL	2,238,659	5,894	—	—	2,244,553
DEFERRED CHARGES AND OTHER ASSETS - NET	137,704	2,545	5,690	(8,052)	137,887

TOTAL ASSETS	$5,297,578	$46,668	$13,962	$(8,052)	$5,350,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,154	$8,826	$1,627	$—	$63,607
Current portion of long-term debt	275,000	—	—	—	275,000
Current portion of satellite incentives	13,413	—	—	—	13,413
Accrued interest payable	45,344	—	—	—	45,344
Deferred revenues	23,409	3,379	—	––	26,788
Total current liabilities	410,320	12,205	1,627	—	424,152

LONG-TERM DEBT	1,075,000	—	—	—	1,075,000
DEFERRED INCOME TAXES	399,688	67	—	—	399,755
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	292,002	12,548	206	(17,108)	287,648

TOTAL LIABILITIES	2,177,010	24,820	1,833	(17,108)	2,186,555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value	1,503	—	—	––	1,503
Additional paid-in-capital	2,526,894	10,069	(1,013)	9,056	2,545,006
Accumulated other comprehensive loss	(396)	—	—	—	(396)
Retained earnings	596,023	15,197	13,142	—	624,362
Other stockholders’ equity	(3,456)	(3,418)		––	(6,874)

TOTAL STOCKHOLDERS’ EQUITY	3,120,568	21,848	12,129	9,056	3,163,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,297,578	$46,668	$13,962	$(8,052)	$5,350,156

PANAMSAT CORPORATION

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,750)	$2,733	$3,754	$—	$(21,263)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,485	947	215	—	146,647
Deferred income taxes	(30,528)	—	—	—	(30,528)
Amortization of debt issuance costs and other deferred charges	3,962	—	—	—	3,962
Provision for uncollectible receivables	30,456	—	—	—	30,456
Loss on early extinguishment of debt	5,455	—	—	—	5,455
PAS-6 impairment loss	99,946	—	—	—	99,946
Facilities restructuring and severance costs	2,021	—	—	—	2,021
Other non-cash items	(3,001)	(139)	(68)	—	(3,208)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	—	—	—	12,427
Operating leases and other receivables	(5,379)	6,902	(2,706)	—	(1,183)
Prepaid expenses and other assets	90	(7,203)	12	2,584	(4,517)
Accounts payable and accrued liabilities	(20,991)	1,297	(30)	(2,584)	(22,308)
Deferred gains and revenues	8,209	(3,857)	—	—	4,352

NET CASH PROVIDED BY OPERATING ACTIVITIES	220,402	680	1,177	—	222,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	—	—	—	(83,886)
Insurance proceeds from satellite recoveries	286,915	—	—		286,915
Sale of short-term investments	28,948	—	—	—	28,948
Acquisitions, net of cash acquired	—	(522)	—	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	231,977	(522)	—	—	231,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(350,000)	—	—	—	(350,000)
New incentive obligations	16,250	—	—	—	16,250
Repayments of incentive obligations	(6,818)	—	—	—	(6,818)
Stock issued in connection with employee benefit plans	3,493	—	—	––	3,493

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	—	—	––	(337,075)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	—	—	—	(136)

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,168	158	1,177	—	116,503
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	509,524	342	1,382	––	511,248
CASH AND CASH EQUIVALENTS, END OF PERIOD	$624,692	$500	$2,559	$—	$627,751

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

The DIRECTV Group, Inc. (“The DIRECTV Group,” formerly known as Hughes Electronics Corporation) owns 80.4% of our outstanding common stock.  Fox Entertainment Group, Inc. (“Fox Entertainment”), a subsidiary of The News Corporation Limited (“News Corporation”), owns approximately 34% of The DIRECTV Group’s outstanding common stock.

PanAmSat Merger, Subsequent Sale and Related Transactions

On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, PAS Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC (“Constellation”), an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for the merger of our company with PAS Merger Sub (“Merger”) and subsequent sale to Constellation (the “PanAmSat Sale”). On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock beneficially held by The DIRECTV Group to limited liability companies affiliated with The Carlyle Group (“Carlyle”) and Providence Equity Partners, Inc. (“Providence”) (collectively the “Sponsors”).  These transactions, the related financing transactions and the anticipated new contractual arrangements with The DIRECTV Group or its affiliates described below are referred to collectively as the “Transactions”.

Pursuant to the terms of the transaction agreement, Merger Sub will merge with and into us, with us being the surviving entity in the Merger. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group, members of management who have agreed not to have certain of their equity interests cashed out in the Merger and holders who perfect their appraisal rights under Delaware law) will have no further ownership interest in us. Instead, each holder of our common stock outstanding immediately prior to the effective time of the Merger (other than The DIRECTV Group, members of management who have agreed not to have certain of their equity interests cashed out in the Merger and holders who perfect their appraisal rights under Delaware law) will be entitled to receive $23.50 in cash per share of our common stock.

Subject to the satisfaction of certain closing conditions set forth in the transaction agreement, two business days after the effective time of the Merger, a portion of the shares of our common stock beneficially owned by The DIRECTV Group will be repurchased by us at a purchase price of $23.50 in cash per share. Following the repurchase, The DIRECTV Group will sell all of the remaining shares of our common stock that it owns to the Sponsors at a purchase price of $23.50 in cash per share, less any amounts withheld in accordance with the transaction agreement.

Immediately following the PanAmSat Sale, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, will be canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan will lapse, and the unvested restricted shares and restricted stock units will vest and will be canceled and the holders of those securities will be entitled to receive $23.50 per share, less applicable withholding taxes. Certain members of our management have agreed not to have certain of their equity interests cashed out in the Merger and PanAmSat Sale; existing options, restricted shares and restricted stock units granted to such individuals are expected to remain outstanding as options and shares of the surviving corporation.

The Transactions are expected to be accounted for as a leveraged recapitalization, whereby the historical basis of the assets and liabilities of PanAmSat will be maintained.

The transaction agreement contains various covenants regarding the conduct of our business prior to the closing of the Transactions. In addition, the Transactions are subject to a number of conditions, including receipt of certain regulatory approvals and the consummation of the debt financings described in the following paragraphs, or other satisfactory financing.

In connection with the PanAmSat Sale, we intend to enter into new senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,860.0 million Term Loan B Facility and a $250.0 million revolving credit facility, and to incur $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We have commenced tender offers to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 and any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/8% Senior Notes due 2005 for cash. The tender offers are conditioned upon, among other things, the incurrence of the $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that will supersede four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the PanAmSat Sale.

Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of General Motors (“GM”) and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat Sale in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. In addition, our tax liability related to these periods is capped at $15 million.

The tax separation agreement will be effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

In connection with the transaction agreement, The DIRECTV Group has agreed to, or to cause its affiliates to, enter into, amend or in some cases extend certain commercial arrangements with us.  These commercial arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc. (“HNS”), the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC (“DTVLA”), entering into an agreement for additional transponder capacity for direct-to-home (“DTH”) services in Latin America, and the extension of telemetry tracking and control (“TT&C”) services agreements with DIRECTV Operations LLC.  In addition, in connection with the Transactions (as defined below), we expect The DIRECTV Group or News Corporation to pay us for certain past due receivables from, and guarantee certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation.  Management believes that these anticipated guarantees and other contractual arrangements will, when executed, substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

Certain of the new contractual arrangements we expect to enter into in connection with the Transactions would have increased our contracted backlog by approximately $659 million.  Of this incremental contracted backlog, approximately $450 million related to a contractual arrangement that is not required to be in place at the time of the completion of the Transactions or at all.  However, in the event this agreement is not entered into, the amount payable to The DIRECTV Group under the transaction agreement would be reduced by $250 million, we would not borrow an equal amount under our new Term Loan A Facility, we would not be required to make any of the related capital expenditures and the related backlog would not materialize.  If this agreement is entered into by March 31, 2005, we would pay $250 million to The DIRECTV Group, funded by borrowings under our new Term Loan A Facility.  If this agreement is not executed, in addition to reducing our indebtedness by $250 million, we would not be required to make any of the related capital expenditures.

Certain of our executives have change-in-control severance agreements which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control (See “ - Commitments and Contingencies” below).

Management Overview

In evaluating our financial condition and operating performance, we consider many factors.  The following updates certain subjects more completely discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview” of our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

We believe the Transactions described above will give us the opportunity to enhance our competitive position and expand our capabilities.  In furtherance of our mission of servicing a strong customer base in the entertainment, communications and government sectors, we believe the Sponsors will support our efforts to grow by developing new products and services, forging strategic alliances and developing new markets.

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

In the first quarter of 2004, we received an aggregate of $286.9 million in satellite insurance proceeds for claims filed in 2003 for Galaxy 11, PAS-1R and Galaxy 4R.  These proceeds were classified as restricted cash pursuant to the terms of our existing senior secured credit facilities until the restrictions were lifted in June 2004.

During the fourth quarter of 2003, we entered into an agreement with DTVLA and The DIRECTV Group that restructured our prior agreements related to that DTH business.  That agreement became effective in February 2004 upon DTVLA’s emergence from bankruptcy.  As a result, we agreed to accept reduced cash payments in the early years of our existing transponder agreements with this customer, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.  We believe this substantially reduces credit risks associated with our contractual backlog.

On March 17, 2004, our PAS-6 satellite suffered an anomaly resulting in a loss of power.  On April 1, 2004, this satellite experienced another and more significant loss of power.  Following that event, we commenced de-orbiting the satellite. As a result of the March 17 event, we recorded a non-cash impairment charge of $99.9 million within income from operations in the first quarter of 2004.  This resulted in an approximate $63.3 million non-cash charge to net income after taxes.  PAS-6 had been previously replaced and was used as a backup for another satellite.  Accordingly, this event has not affected service to any of our customers and we anticipate that it will not affect our revenues in 2004.  We do not plan to replace this satellite.

In June 2004, we repaid the $349.1 million outstanding balance under our Term B-1 Facility from available cash on hand. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of related debt issuance costs and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income related to an interest rate hedge entered into in connection with the Term B-1 Facility.  The hedge liability was not impacted by the repayment of the Term B-1 Facility, as the interest rate hedge agreement is in effect through August 30, 2005.

In July of 2004, we terminated our lease agreements with one of our customers due to non-payment of the customer’s obligations to us through June 30, 2004. As a result, in the second quarter of 2004 we recorded a pre-tax charge of approximately $29.6 million related to the write-off of current and long-term receivable balances due from this customer. Prior to the termination, contracted future backlog and remaining 2004 revenues related to this customer were $80.4 million and $5.0 million, respectively.

We began reporting our operations in two operating segments during the three months ended March 31, 2004: our traditional fixed satellite services (“FSS”) business and government services, G2 Satellite Solutions (“G2”) business.  As G2 becomes a more significant portion of our business, segment reporting will allow us to report in the way we manage our business.

Following is a more detailed discussion of these items and a comprehensive analysis of our results of operations, operating segments, contracted backlog, satellite technology, satellite deployment plans, liquidity and capital resources, commitments and contingencies, new accounting pronouncements and market risks.

Results of Operations for the Three Months ended June 30, 2004

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2004	2003
	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$202,732	$199,400	$3,332	1.7%
Outright sales and sales-type leases	4,093	4,193	(100)	(2.4)%
Total revenues	206,825	203,593	3,232	1.6%
Costs and expenses
Depreciation and amortization expense	71,312	74,909	(3,597)	(4.8)%
Direct operating costs (exclusive of depreciation and amortization)	40,167	32,232	7,935	24.6%
Selling, general and administrative expenses	50,256	21,338	28,918	135.5%
Facilities restructuring and severance costs	573	663	(90)	(13.6)%
Total operating costs and expenses	162,308	129,142	33,166	25.7%
Income from operations	44,517	74,451	(29,934)	(40.2)%
Interest expense, net	33,623	33,132	491	1.5%
Income before income taxes	10,894	41,319	(30,425)	(73.6)%
Income tax expense	228	11,021	(10,793)	(97.9)%
Net income	$10,666	$30,298	$(19,632)	(64.8)%
Earnings per share — basic and diluted	$0.07	$0.20	$(0.13)	(65.0)%

Revenues - The increase in total revenues was primarily attributable to additional government services revenues related to our G2 operating segment and an increase in network services revenues related to data services within the Middle East and VSAT applications in North America.  These increases were partially offset by lower video revenues recorded primarily as a result of customer credit related issues in international regions, some of which resulted in the second quarter 2004 charge of $29.6 million, which is more fully described above (See “Operating Segments” below).

Depreciation and Amortization Expense- The decrease in depreciation and amortization for the three months ended June 30, 2004, was due primarily to lower depreciation on Galaxy 11 and PAS-1R of $5.3 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites during December 2003 (See “- Commitments and Contingencies – Satellite Insurance” below), and lower depreciation of $2.9 million on PAS-6 due to the impairment loss in the first quarter of 2004 (See “- Satellite Technology” below). These decreases were partially offset by accelerated depreciation of $4.1 million due to reduced end of life estimates for Galaxy 4R and PAS-6B for Xenon Ion Propulsion Systems (“XIPS”) failures and depreciation of $2.0 million on Galaxy 12 and Galaxy 13, which were recently placed in service.

Direct Operating Costs (exclusive of depreciation and amortization) – The increase in direct operating costs was primarily due to additional direct operating costs of $5.2 million related to our G2 operating segment resulting from the growth of services to the U.S. government, partially driven by the 2003 acquisitions of Hughes Global Services, Inc. and Esatel Communications, Inc. Further, additional direct operating costs were recorded during the second quarter of 2004 related to Sonic Telecommunications International Ltd. (“Sonic”), which was acquired during 2003. These increases were partially offset by reduced satellite insurance expense of $2.7 million.

Selling, General & Administrative Expenses – The increase in selling, general and administrative expenses was primarily attributable to the $29.6 million pre-tax charge recorded in relation to the write-off of a customer’s long and short-term receivable balances during the second quarter of 2004 (See “- Management Overview” above).

Facilities Restructuring and Severance Costs – In the second quarter of 2004, we recorded a charge of $0.6 million related to our teleport consolidation plan. The $0.7 million of charges recorded during the three months ended June 30, 2003 represents severance costs related to our teleport consolidation. (See “Liquidity and Capital Resources - Facilities Restructuring and Severance Costs” below).

Income from Operations - The decrease in income from operations was primarily due to the $29.6 million pre-tax charge described above and an increase in direct operating costs of $7.9 million related to our G2 operating segment.  These decreases to income from operations were partially offset by the increase in revenues of $3.2 million described above.

Interest Expense, Net – Interest Expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Dollar Change
	2004	2003
Gross interest expense	$38,757	$42,417	$(3,660)
Less: Interest income	3,206	5,734	(2,528)
Less: Capitalized interest	1,928	3,551	(1,623)
Total interest expense, net	$33,623	$33,132	$491

Gross interest expense decreased primarily as a result of:

•                  Our July and December 2003 prepayments of $350 million and $300 million, respectively, under our Senior Secured Credit Facility

•                  Our October 2003 amendment to our Senior Secured Credit Facility which reduced our interest rate under the Term B-1 Facility to LIBOR plus 2.5%

•                  The repayment of the $349.1 million outstanding balance under our Term B-1 Facility on June 9, 2004

These decreases were partially offset by the pre-tax charge of $5.5 million recorded within interest expense, as a result of the write-off of unamortized debt issuance costs for the Term B-1 Facility that was paid off during the second quarter of 2004.

Income Tax Expense (Benefit) - The decrease in income tax expense was due primarily to lower income from operations of $29.9 million. We estimate that our effective income tax rate will be a tax benefit of approximately 10% for 2004, as compared to a tax expense of approximately 26% for 2003.  The change in our effective tax rate from 2003 to 2004 is primarily due to the income tax effect of the PAS-6 impairment loss recorded during the first quarter of 2004 and the write-off of the customer receivable balance in the second quarter of 2004.

Results of Operations for the Six Months ended June 30, 2004

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2004	2003
	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$403,897	$394,820	$9,077	2.3%
Outright sales and sales-type leases	8,358	8,529	(171)	(2.0)%
Total revenues	412,255	403,349	8,906	2.2%
Costs and expenses
Depreciation and amortization expense	146,647	147,176	(529)	(0.4)%
Direct operating costs (exclusive of depreciation and amortization)	79,835	65,420	14,415	22.0%
Selling, general and administrative expenses	67,805	39,364	28,441	72.3%
PAS-6 impairment loss	99,946	—	99,946
Facilities restructuring and severance costs	2,428	663	1,765	266.2%
Total operating costs and expenses	396,661	252,623	144,038	57.0%
Income from operations	15,594	150,726	(135,132)	(89.7)%
Interest expense, net	64,709	67,407	(2,698)	(4.0)%
(Loss) income before income taxes	(49,115)	83,319	(132,434)	(158.9)%
Income tax (benefit) expense	(27,852)	22,163	(50,015)	(225.7)%
Net (loss) income	$(21,263)	$61,156	$(82,419)	(134.8)%
(Loss) earnings per share — basic and diluted	$(0.14)	$0.41	$(0.55)	(134.1)%

Revenues - The increase in total revenues was primarily attributable to additional government services revenues related to our G2 segment and an increase in network services revenues related to data services within the Middle East and VSAT applications in North America.  These increases were partially offset by lower video revenues recorded primarily as a result of customer credit related issues in international regions, some of which resulted in the second quarter 2004 charge of $29.6 million, which is more fully described above (See “Operating Segments” below).

Depreciation and Amortization Expense - The decrease in depreciation and amortization for the six months ended June 30, 2004, was due primarily to lower depreciation on Galaxy 11 and PAS-1R of $10.7 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites during December 2003 (See “- Commitments and Contingencies – Satellite Insurance” below), and lower depreciation of $3.4 million on PAS-6 due to the impairment loss in the first quarter of 2004 (See “- Satellite Technology” below). These decreases were significantly offset by accelerated depreciation of $9.3 million due to reduced end of life estimates for Galaxy 4R and PAS-6B as a result of XIPS failures and depreciation of $5.1 million on Galaxy 12 and Galaxy 13, which were recently placed in service.

Direct Operating Costs (exclusive of depreciation and amortization) – The increase in direct operating costs was primarily due to additional direct operating costs of our G2 operating segment of $16.1 million due to the growth of services to the U.S. government, partially driven by the 2003 acquisitions of HGS and Esatel. Further, additional direct operating costs were recorded during the second quarter of 2004 related to Sonic, which was acquired during 2003.  These increases were partially offset by reduced satellite insurance expense of $5.3 million and a $3.1 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003.

Selling, General & Administrative Expenses – The increase in selling, general and administrative expenses was due primarily to the $29.6 million pre-tax charge recorded in relation to the write-off of a customer’s long and short-term receivable balances during the second quarter of 2004 (See “- Management Overview” above).

PAS-6 Impairment Loss – In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite (See “-Satellite Technology “ below).

Facilities Restructuring and Severance Costs – In the first six months of 2004, we recorded a non-cash charge of $1.4 million related to our facilities restructuring plan and $1.0 million related to our teleport consolidation plan.  For the six months ended June 30, 2003, these amounts represent severance costs related to our teleport consolidation of $2.0 million offset partially by $1.3 million of restructuring credits related to the signing of sublease agreements for amounts higher than originally estimated. (See “Liquidity and Capital Resources - Facilities Restructuring and Severance Costs” below).

Income (Loss) from Operations - The decrease in income from operations was primarily due to the $99.9 million impairment loss for our PAS-6 satellite and the $29.6 million pre-tax charge described above.  These decreases were partially offset by an increase in revenues of approximately $8.9 million.

Interest Expense, Net – Interest Expense, net consisted of the following (in thousands):

	Six Months Ended June 30,		Dollar Change
	2004	2003
Gross interest expense	$71,997	$84,865	$(12,868)
Less: Interest income	5,087	8,978	(3,891)
Less: Capitalized interest	2,201	8,480	(6,279)
Total interest expense, net	$64,709	$67,407	$(2,698)

Gross interest expense for the six months ended June 30, 2004 decreased primarily as a result of the following:

•                  Our July and December 2003 prepayments of $350 million and $300 million, respectively, under our Senior Secured Credit Facility

•                  Our October 2003 amendment to our Senior Secured Credit Facility which reduced our interest rate under the Term B-1 Facility to LIBOR plus 2.5%

•                  The repayment of the $349.1 million outstanding balance under our Term B-1 Facility on June 9, 2004

These decreases to interest expense were partially offset by the following:

•                  The pre-tax charge of $5.5 million recorded within interest expense, as a result of the write-off of debt issuance costs for the Term B-1 Facility that was paid off during the second quarter of 2004

•                  A $3.9 million decrease in interest income as a result of lower average cash balances in the six months ended June 30, 2004, as compared to the same period in 2003

•                  Lower capitalized interest in the six months ended June 30, 2004 due primarily to Galaxy 12 and Galaxy 13 being placed in-service in April 2003 and January 2004, respectively

Income Tax Expense (Benefit) - The decrease in income tax expense was due primarily to the PAS-6 impairment loss recorded during the first quarter of 2004, which resulted in an income tax benefit of approximately $36.6 million and the write-off of the customer receivable balance in the second quarter of 2004. We estimate that our effective income tax rate will be a tax benefit of approximately 10% for 2004, as compared to a tax expense of approximately 26% for 2003.  The change in our effective tax rate from 2003 to 2004 is primarily due to the income tax effects of the PAS-6 impairment loss recorded during the first quarter of 2004 and the write-off of the customer receivable balance in the second quarter of 2004.

Operating Segments

Selected Segment Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues
FSS	$188,782	$193,582	$378,209	$389,254
G2	22,605	15,402	44,421	25,033
Eliminations	(4,562)	(5,391)	(10,375)	(10,938)
Total revenues	$206,825	$203,593	$412,255	$403,349

Income from operations
FSS	$40,942	$72,205	$10,269	$146,619
G2	3,575	2,246	5,325	4,107
Eliminations	—	—	—	—
Total income (loss) from operations	$44,517	$74,451	$15,594	$150,726

EBITDA (a)
FSS	$111,912	$147,072	$156,136	$293,743
G2	3,917	2,288	6,105	4,159
Eliminations	—	—	—	—
Total EBITDA	$115,829	$149,360	$162,241	$297,902

(See reconciliation of Income from operations to Earnings Before Net Interest expense, Income tax expense (benefit) and Depreciation and Amortization (“EBITDA”) for our FSS Operating Segment and our G2 Operating Segment and the definition of EBITDA within Note 15 “Operating Segments” to our unaudited consolidated financial statements. Management encourages readers to use GAAP disclosures within this Form 10-Q to evaluate the Company’s results of operations.  This non-GAAP information is included to aid the reader in understanding our GAAP financial statements.

Our operations are comprised of the following two segments:

Fixed Satellite Services (“FSS”) – Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers.

Government Services (G2 Satellite Solutions or “G2”) – Through G2, we provide global satellite and related telecommunications services to the Federal government, international government entities, and their contractors.

FSS Segment:

FSS Revenue by Service-Type

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
FSS Revenues
Video	$115,561	$124,754	$231,237	$251,534
Network	55,857	52,729	110,936	103,151
Government	4,562	5,391	10,375	10,938
Other	12,802	10,708	25,661	23,631
Total FSS revenues	$188,782	$193,582	$378,209	$389,254

Revenues - The decrease in FSS revenues for the three months and six months ended June 30, 2004, was primarily due to lower program distribution and DTH video revenues partially offset by higher network services revenues as further described below.

Video Services – We provide video services that are primarily full-time, part-time and occasional satellite services for the transmission of news, sports, entertainment and educational programming worldwide.  The decrease in video revenues for the three and six months ended June 30, 2004 is due primarily to customer credit related issues in international regions, some of which resulted in the second quarter 2004 charge of $29.6 million, which is more fully described above.

Network Services – We provide network services, which support satellite-based networks that relay voice, video and data communications within individual countries, throughout regions and on a global basis.  The increase in revenues from network services for the three months ended June 30, 2004 was primarily related to data services within the Middle East and VSAT applications in North America.  The increase in revenue from network services for the six months ended June 30, 2004 was related to network resellers, data services within the Middle East and additional revenues related to VSAT applications in North America.

Government Services – Our FSS segment provides our G2 segment with satellite capacity.  This revenue eliminates in consolidation.

Other - We provide TT&C, in-orbit back-up service and other services for our customers.

Income from operations and EBITDA - The decrease in FSS income from operations and EBITDA for the three months ended June 30, 2004, was primarily due the $29.6 million pre-tax charge recorded in relation to the write-off of a customer’s long and short-term receivable balances during the second quarter of 2004 (See “- Management Overview” above).  The decrease in FSS income from operations and EBITDA for the six months ended June 30, 2004, was primarily due to the loss on the impairment of PAS-6 and the $29.6 million pre-tax charge described above.

G2 Segment:

Revenue - The increase in G2 segment revenues of $7.2 million for the three months ended June 30, 2004, as compared to the same period in 2003, was due to an increase of $4.3 million in revenue earned from our long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite (Galaxy 15).  The increase in revenue was also due to an increase in equipment-based and non-satellite bandwidth sales as compared to the same period in 2003.  The increase in G2 segment revenues of $19.4 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, reflects a full six months of operations in 2004 for the HGS and Esatel acquisitions made during 2003, as well as an increase in equipment-based and non-satellite bandwidth sales, as compared to the same period in 2003.  The increase was also due to an increase of $6.7 million in revenues earned from our long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite (Galaxy 15). This construction of the L-Band navigational payload began in October 2003.

Income from operations and EBITDA – Income from operations and EBITDA increased $1.3 million and $1.2 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2004.  These increases for both 2004 periods were primarily a result of the higher revenues earned during these periods, as discussed above, partially offset by the related cost of sales.  The G2 segment’s gross margins remained relatively flat period over period.

Contracted Backlog

Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. As of June 30, 2004, we had contracted backlog for future services of $4.52 billion, which was down from $4.73 billion as of March 31, 2004. This decrease was due to an $80.4 million reduction to contracted backlog as a result of the customer termination described below and a $135 million net reduction to contracted backlog as a result of customer activity during the three months ended June 30, 2004 (primarily resulting from customer billings during the quarter, partially offset by net new contracted backlog recorded as a result of the execution of customer contracts) (See Note 12 “Related Party Transactions” within our Consolidated Financial Statements).

Satellite Technology

On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power.  Following that event, we moved the satellite to a storage orbit while we evaluated the problem with the manufacturer.  On April 1, 2004, this satellite experienced another anomaly and more significant loss of power.  Neither of these losses was anticipated.  We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to de-orbit it.

PAS-6 had previously been taken out of primary service and was used as a backup for another satellite, PAS-6B.  Accordingly, these events did not affect service to any of our customers and we anticipate that they will not affect our revenues in 2004.  We do not plan to replace this satellite.  As a result of the March 17 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004.  This resulted in a non-cash charge to net income after taxes of approximately $63.3 million.  PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events.  Further, as a result of this impairment, we will no longer depreciate this asset and will not record $6.2 million of depreciation expense during the remainder of 2004.

Galaxy 8-i was fully depreciated in July 2002 and was deorbited in February 2004.

Satellite Deployment Plans

We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the fourth quarter of 2004 to replace Galaxy 12 as an in-orbit spare at 74 degrees west longitude. We plan to replace Galaxy 5 at 125 degrees west longitude with Galaxy 12. We plan to launch Galaxy 15 in the first quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. This satellite will include an additional L-band payload.  We plan to launch Galaxy 16 in the second quarter of 2006 to replace Galaxy 4R at 99 degrees west longitude.  In addition, we plan to construct and launch a replacement satellite for PAS-6B prior to the end of its useful life, although no commitment has been made for the procurement of this satellite at this time.

In April 2004, we committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts previously paid on our behalf to the manufacturer of this satellite.  Also in June 2004, we committed to purchase Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million and will be paid over the next two years (See “Commitments and Contingencies” below).

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2004, we had cash and cash equivalents of $627.8 million, compared to $511.2 million at December 31, 2003.  During the six months ended June 30, 2004 we recorded the following significant transactions impacting cash and cash equivalents:

•                  Generated $222.3 million of cash flows from operations

•                  Made $83.9 million of capital expenditures

•                  Repaid $350 million of debt

•                  Received $286.9 million of insurance proceeds

•                  Included in the increase in cash flows from operations is $64.9 million of interest payments made during the first six months of 2004 relating to our debt and incentive obligations

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Dollar Change
	(In thousands)
Net cash provided by operating activities	$222,259	$229,166	$(6,907)
Net cash provided by (used in) investing activities	231,455	(19,392)	250,847
Net cash provided by (used in) financing activities	(337,075)	(198,655)	(138,420)

The decrease in the net cash provided by operating activities was primarily attributable to a $21.5 change in prepaid expenses and other assets as a result of the recording our 1997 federal income tax refund of $18.6 million in 2002.  This decrease in cash flows from operations was partially offset by a decrease in cash used within accounts payable and accrued liabilities of $11.5 million.  The decrease in cash used within accounts payable and accrued liabilities was primarily a result of changes in accrued interest and scheduled interest payments after the repayment of $850 million and $350 million of debt during 2003 and the six months ended June 30, 2004, respectively.

The increase in net cash provided by investing activities was primarily due to the receipt of $286.9 million of insurance proceeds during 2004.  This increase was partially offset by:

•                  An increase in capital expenditures of $29.1 million

•                  A change of $14.8 million related to short-term investments.  During the six months ended June 30, 2003, we had net sales of short-term investments of $43.7 million as compared to net sales of short-term investments of $28.9 million during the six months ended June 30, 2004.

The increase in cash used within financing activities was primarily due to an increase of $150.0 million of debt repaid during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  This increase in cash used within financing activities was partially offset by new satellite incentive obligations related to the Galaxy 13/Horizons 1 satellite of $16.3 million recorded in January 2004.

Long-term Debt

At June 30, 2004, we had total debt outstanding of approximately $1.35 billion, including current maturities of $275 million related to our 6 1/8% Senior Notes due 2005.

In June 2004, we repaid the $349.1 million outstanding balance under our Term B-1 Facility from available cash on hand. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to the Term B-1 Facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income related to our $100.0 million interest rate hedge on our Term B-1 Facility. The hedge liability was not impacted by the repayment of the Term B-1 Facility. The fair value of the outstanding interest-rate hedge agreement as of June 30, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately

$0.8 million.  Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement under the Senior Secured Credit Facility.

Our Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which is currently undrawn and will terminate on December 31, 2007 (the “Revolving Facility”). We are also required to pay a commitment fee for the unused commitments under the Revolving Facility, which, as of June 30, 2004, on an annualized basis was 0.375%.  We had outstanding letters of credit totaling $1.1 million, which reduce our ability to borrow against the Revolving Facility by such amount.  Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.25% as of June 30, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

As of June 30, 2004, we also had outstanding $800 million 8 ½% Senior Notes due 2012 with a stated interest rate of 8.5% (the “Senior Notes”).  Obligations under the 8 ½% Senior Notes due 2012 are, or will be, as the case may be, unconditionally guaranteed by each of our existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result therefrom, foreign restricted subsidiaries.

We also had outstanding seven, ten and thirty-year fixed rate notes totaling $550 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2004 were $275 million at 6 1/8% due January 2005, $150 million at 6 3/8% due 2008 and $125 million at 6 7/8% due 2028, respectively.  Principal on these notes is payable at maturity, while interest is payable semi-annually.

In connection with the PanAmSat Sale, we intend to enter into new senior secured credit facilities, consisting of an $800.0 million Term Loan A Facility, a $1,860.0 million Term Loan B Facility and a $250.0 million revolving credit facility, and to incur $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We have commenced tender offers to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8½% Senior Notes due 2012 and any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/2 % Senior Notes due 2005 for cash.  The tender offers are conditioned upon, among other things, the incurrence of the $1,010.0 million aggregate principal amount of senior unsecured indebtedness.

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings.  As of June 30, 2004, we were in compliance with all such covenants.

Capital Expenditures

We expect our significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. We have satellites in various stages of development, for which we have budgeted capital expenditures.  We currently expect to spend between $165 million and $195 million on capital expenditures during 2004, which will primarily be comprised of costs to construct, insure and launch satellites.

Facilities Restructuring and Severance Costs

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs.  This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports.  Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We expect to sell our Spring Creek Teleport later in 2004 (see below).  During the year ended December 31, 2003 and the six months ended June 30, 2004, we recorded charges of $4.2 million and $1.0 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

In the second quarter of 2004, we reached agreement with one of our customers to move their teleport service from our Spring Creek teleport facility to one of our other teleport facilities. This agreement allowed us to close the Spring Creek teleport facility at the end of the second quarter of 2004 and proceed with its planned sale. We plan on selling this teleport facility and related assets for approximately $14.4 million, net of associated selling costs. As a result, we have reflected the assets of the Spring Creek Teleport of $3.3 million as “Assets Held for Sale” on our balance sheet as of June 30, 2004. The sale of this teleport is expected to close later in 2004 and is expected to result in a pre-tax gain of approximately $11.2 million, which will be recorded during that period.

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

In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities.  As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach (See Note 9 “Facilities Restructuring and Severance Costs” within our Consolidated Financial Statements).

Commitments and Contingencies

Satellite Incentive Obligations

Satellite contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of June 30, 2004, we had $134.7 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

As of June 30, 2004, we had approximately $163.8 million of expenditures remaining under existing satellite construction contracts and $36.3 million remaining under existing satellite launch contracts.  Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Through June 30, 2004, we had made approximately $154.8 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we now expect to use this launch in early 2006 to replace our Galaxy 4R satellite.

In April 2004, we committed to acquire a new satellite from Space Systems/Loral, which would replace our Galaxy 4R satellite and would be known as Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17 an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million, which will be paid over the next two years.

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

On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary Xenon Ion Propulsion System (“XIPS”) on this satellite ceased working.  In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite.  In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite.  The settlement with the insurer representing 17 percent coverage includes a future sharing of revenues actually received from the satellite.  We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease.  We are planning on replacing this satellite with Galaxy 16 prior to the end of its useful life using the insurance proceeds and a prepaid launch service contract that we had purchased previously.

During the first quarter of 2004 we received $286.9 million of insurance proceeds under the insurance policies for Galaxy 11, PAS-1R and Galaxy 4R satellites.  These proceeds were held in a collateral account and were classified as restricted cash pursuant to the terns of our existing senior secured credit facilities until restrictions were lifted in June 2004.

As of June 30, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of approximately $846.1 million.  As of such date, these insured satellites had an aggregate net book value and other insurable costs of $927.2 million.  We have 17 uninsured satellites in orbit.  The uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1.0 million.  Our Galaxy 12 and Galaxy 9 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 (See “Satellite Deployment Plans” above).

Of the insured satellites, as of June 30, 2004, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”).  The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites.  One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed.  We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion.  The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $20.0 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system.  The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system.  Certain enhancements have been made to the XIPS on this satellite to make the systems more robust.  In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

At June 30, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.1 billion. Of this amount, $800.0 million related to uninsured satellites and $281.7 million related to satellites insured by Significant Exclusion Policies.

Change-in-Control Obligations

Upon consummation of the PanAmSat Sale, all outstanding employee stock options which have not yet vested will vest and become exercisable, and all outstanding restricted shares and restricted stock units will vest immediately prior to the Merger.  We currently estimate that upon the consummation of the PanAmSat Sale, we will be required to record a charge of approximately $6 million in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Holders of options and restricted stock units will be entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price to be paid in the PanAmSat Sale, and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share, except for any stock options, restricted shares and restricted stock units held by certain employees who have agreed not to have their equity interests cashed out in the Merger or the PanAmSat Sale, as applicable.  All out-of-the-money stock options will be cancelled without payment.  In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

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

Certain of our other executives have change-in-control severance agreements which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The PanAmSat Sale would result in a change-in-control under these agreements.  Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives.  These agreements expire if no change in control of PanAmSat has occurred by December 31, 2004.

In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) as a result of, and within two years after, a change-in-control.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India.  The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997.  This assessment is being appealed to the Income Tax Appeals Tribunal.  For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $34.5 million in the aggregate against us.  This assessment has been appealed to the Commissioner of Income Tax (Appeals).  We are contesting the imposition of such taxes.  While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment.  If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us for certain of our tax obligations, including foreign withholding tax obligations (See “PanAmSat Merger, Subsequent Sale and Related Transactions” above).

New Accounting Pronouncements

There are no issued statements awaiting implementation that are expected to have a material impact on our financial statements.

Market Risks

We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges, to manage market risks. Additional information regarding our interest rate hedge is contained within “Liquidity and Capital Resources – Long-term Debt” above. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

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

We did not experience any material changes in interest rate exposures during the six months ended June 30, 2004.  Based upon economic conditions and leading market indicators at June 30, 2004, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

As of June 30, 2004, long-term debt consisted of fixed-rate borrowings of approximately $1.35 billion, and a fixed interest rate hedge obligation in a notional amount of $100 million (refer to “Liquidity and Capital Resources – Long-term Debt” above). Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At June 30, 2004, outstanding fixed-rate borrowings bore interest at rates ranging from 6 1/8% to 8 1/2%, and sales type lease receivables bore interest between 8 % and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $42.9 million and $3.0 million as of June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risks.”

ITEM 4.  CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT CORPORATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India.  The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997.  This assessment is being appealed to the Income Tax Appeals Tribunal.  For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $34.5 million in the aggregate against us.  This assessment has been appealed to the Commissioner of Income Tax (Appeals).  We are contesting the imposition of such taxes.  While this contest proceeds, we may be required to advance cash or provide a bank guarantee for amounts up to the total assessment.  If unsuccessful in our contest, we could be subject to comparable claims for subsequent years.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	2.1

Transaction Agreement, dated as of April 20, 2004, by and among The DIRECTV Group, Inc., PAS Merger Sub, Inc., PanAmSat Corporation and Constellation, LLC is incorporated herein by reference to Exhibit 1 to PanAmSat Corporation’s Schedule 13D/A filed on April 22, 2004.

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

On May 11, 2004, we furnished a Current Report on Form 8-K with Items 7, 9 and 12 disclosures with the Securities and Exchange Commission.

On July 12, 2004, we filed a Current Report on Form 8-K with Item 7 and 11 disclosures with the Securities and Exchange Commission.

On July 15, 2004, we furnished a Current Report on Form 8-K with Items 7 and 9 disclosures with the Securities and Exchange Commission.

On July 22, 2004, we furnished a Current Report on Form 8-K with Item 12 disclosures with the Securities and Exchange Commission.

On July 22, 2004, we furnished a Current Report on Form 8-K with Items 7 and 9 disclosures with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PanAmSat Corporation

July 29, 2004	/s/ Michael J. Inglese
Michael J. Inglese
Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company