Form 10-Q
period 2004-09-30
PANAMSAT CORP /NEW/
filed 2004-11-15
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes    ☐        No    ☒

As of November 11, 2004, an aggregate of 109,677,413 shares of our common stock were outstanding.

        Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the terms "we," "our," the "company" and "PanAmSat" refer to PanAmSat Corporation and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report on Form 10-Q contains certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe" and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from any results which might be projected, forecasted, estimated or budgeted due to certain risks and uncertainties, including without limitation: (i) risks associated with operating our in-orbit satellites, (ii) risks of satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance, (iii) risk that we may not be able to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all, (iv) risks related to possible future losses on satellites that are not adequately covered by insurance, (v) risks related to domestic and international government regulation, (vi) risks related to our contracted backlog or expected contracted backlog for future services, (vii) risks related to pricing pressure and overcapacity in markets in which we operate, (viii) risks of inadequate access to capital markets, (ix) risks related to competition, (x) risks related to customer defaults on their obligations owed to us, (xi) risks of doing business internationally, (xii) risks associated with our high level of indebtedness, (xiii) risks related to control by our controlling stockholders and (xiv) litigation. PanAmSat cautions that the foregoing list of important factors is not exclusive, and PanAmSat undertakes no obligation to publicly update any forward-looking statement. Such risks are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	September 30, 2003
REVENUES:
Operating leases, satellite services and other	$203,268	$206,033
Outright sales and sales-type leases	3,827	4,047

Total revenues	207,095	210,080

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—
Depreciation and amortization	74,322	85,018
Direct operating costs (exclusive of depreciation and amortization)	38,649	38,563
Selling, general and administrative expenses	21,509	19,323
Facilities restructuring and severance costs	2,080	727
Transaction-related costs	154,535	—

Total operating costs and expenses	293,319	143,631

INCOME (LOSS) FROM OPERATIONS	(86,224)	66,449
INTEREST EXPENSE—NET	57,794	38,904

INCOME (LOSS) BEFORE INCOME TAXES	(144,018)	27,545
INCOME TAX EXPENSE (BENEFIT)	(67,363)	6,549

NET INCOME (LOSS)	$(76,655)	$20,996

NET INCOME (LOSS) PER COMMON SHARE—basic and diluted	$(0.16)	$0.03

Weighted average common shares outstanding	470,248,000	655,686,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	September 30, 2003
REVENUES:
Operating leases, satellite services and other	$607,165	$600,853
Outright sales and sales-type leases	12,185	12,576

Total revenues	619,350	613,429

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—
Depreciation and amortization	220,969	232,194
Direct operating costs (exclusive of depreciation and amortization)	118,484	103,983
Selling, general and administrative expenses	88,814	58,687
Satellite impairment loss	99,946	—
Facilities restructuring and severance costs	4,508	1,390
Transaction-related costs	155,035	—

Total operating costs and expenses	689,980	396,254

INCOME (LOSS) FROM OPERATIONS	(70,630)	217,175
INTEREST EXPENSE—NET	122,503	106,311

INCOME (LOSS) BEFORE INCOME TAXES	(193,133)	110,864
INCOME TAX EXPENSE (BENEFIT)	(95,215)	28,712

NET INCOME (LOSS)	$(97,918)	$82,152

NET INCOME (LOSS) PER COMMON SHARE—basic and diluted	$(0.16)	$0.13

Weighted average common shares outstanding	593,809,000	655,528,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,204	$511,248
Short-term investments	—	38,936
Accounts receivable—net	62,549	77,006
Net investment in sales-type leases	25,634	23,068
Prepaid expenses and other current assets	29,191	20,428
Insurance claim receivable	—	260,000
Deferred income taxes	7,048	7,688
Assets held for sale	3,257	—

Total current assets	175,883	938,374

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	2,036,651	2,306,705
NET INVESTMENT IN SALES-TYPE LEASES	90,165	116,653
GOODWILL	2,246,122	2,243,611
DEFERRED CHARGES AND OTHER ASSETS—Net	333,761	129,534

TOTAL ASSETS	$4,882,582	$5,734,877

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,037	$71,794
Current portion of long-term debt	95,416	3,500
Current portion of satellite incentive obligations	13,218	12,654
Accrued interest payable	17,694	45,462
Deferred gains and revenues	23,645	22,436

Total current liabilities	225,010	155,846

LONG-TERM DEBT	3,673,740	1,696,500
DEFERRED INCOME TAXES	31,459	430,512
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	278,954	273,261

TOTAL LIABILITIES	4,209,163	2,556,119

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock $0.01 par value; 1,329,271,891 shares authorized; 238,380,931 and 655,864,175 shares issued; and 109,677,413 and 655,864,175 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	2,384	6,559
Additional paid-in-capital	818,260	2,536,275
Treasury stock, at cost (128,703,518 and 0 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	(692,286)	—
Accumulated other comprehensive income (loss)	772	(1,567)
Retained earnings	547,707	645,625
Other stockholders' equity	(3,418)	(8,134)

TOTAL STOCKHOLDERS' EQUITY	673,419	3,178,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,882,582	$5,734,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock			Treasury Stock, at Cost		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Retained Earnings	Other Stockholders' Equity		Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount				Total
BALANCE, JANUARY 1, 2004	655,864,175	$6,559	$2,536,275	—	$—	$(1,567)	$645,625	$(8,134)	$3,178,758	$—
Additional Issuances of common stock	807,882	8	3,766	—	—	—	—	—	3,774	—
Purchase of Treasury shares	—	—	(57)	(546,994,644)	(2,783,742)	—	—	—	(2,783,799)	—
Retirement of Treasury shares	(418,291,126)	(4,183)	(2,087,273)	418,291,126	2,091,456	—	—	—	—	—
Realized and unrealized net gain on cash flow hedge	—	—	—	—	—	2,002	—	—	2,002	791
Unrealized gain on short- term investments	—	—	—	—	—	1	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	336	—	—	336	336
Deferred compensation	—	—	—	—	—	—	—	(197)	(197)	—
Amortization of deferred compensation	—	—	201	—	—	—	—	1,929	2,130	—
Net customer guarantee received pursuant to the Transactions	—	—	2,723	—	—	—	—	—	2,723	—
Transaction costs capitalized to equity	—	—	(9,157)	—	—	—	—	—	(9,157)	—
Modification of options	—	—	1,237	—	—	—	—	—	1,237	—
Tax basis step-up and tax indemnification	—	—	377,068	—	—	—	—	—	377,068	—
Cashing out of restricted stock units	—	—	(6,523)	—	—	—	—	2,984	(3,539)	—
Net loss	—	—	—	—	—	—	(97,918)	—	(97,918)	(97,918)

BALANCE, SEPTEMBER 30, 2004	238,380,931	$2,384	$818,260	(128,703,518)	$(692,286)	$772	$547,707	$(3,418)	$673,419	$(96,790)

Other Stockholders' Equity:

	September 30, 2004	January 1, 2004
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	—	(4,716)

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,418)	$(8,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(IN THOUSANDS)

	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(97,918)	$82,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	220,969	232,194
Deferred income taxes	(98,457)	27,683
Amortization of debt issuance costs and other deferred charges	7,698	7,435
Provision for uncollectible receivables	31,982	1,168
Loss on early extinguishment of debt	20,589	5,660
Satellite impairment loss	99,946	—
Loss on Galaxy 10R XIPS anomaly	9,090	—
Facilities restructuring and severance costs	4,309	1,390
Reversal of sales-type lease liabilities	(3,727)	—
Gain on disposal of fixed assets	(1,332)	—
Other non-cash items	(3,950)	(593)
Changes in assets and liabilities:
Collections on investments in sales-type leases	19,035	16,921
Operating leases and other receivables	6,166	(15,515)
Prepaid expenses and other assets	(4,222)	21,847
Accounts payable and accrued liabilities	(44,336)	(56,785)
Deferred gains and revenues	1,209	(1,454)

NET CASH PROVIDED BY OPERATING ACTIVITIES	167,051	322,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(108,308)	(87,161)
Insurance proceeds from satellite recoveries	286,915	—
Net sales of short-term investments	38,936	44,393
Acquisitions, net of cash acquired	(522)	(15,695)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	217,021	(58,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,443,459)	(550,000)
Issuance of new long-term debt	3,512,615	—
Capitalized transaction costs	(152,064)	—
New incentive obligations	16,250	5,642
Repayments of incentive obligations	(9,571)	(8,726)
Repurchase of Common Stock	(2,784,556)	—
Re-issuance of Treasury Stock	757	—
Capital contributed by affiliate	9,200	—
Other equity related transactions	3,384	1,852

NET CASH USED IN FINANCING ACTIVITIES	(847,444)	(551,232)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	328	362

NET DECREASE IN CASH AND CASH EQUIVALENTS	(463,044)	(287,230)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,248	783,998

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,204	$496,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$6,955	$11,756

Cash paid for interest	$134,453	$149,248

Cash received for taxes	$122	$4,498

Cash paid for taxes	$3,422	$2,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

PANAMSAT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of September 30, 2004, results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC") on March 15, 2004, all amendments thereto, and all of our other filings filed with the SEC from March 15, 2004 through the date of this report.

(2)    PanAmSat Merger, Subsequent Sale and Related Transactions

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Inc. ("The DIRECTV Group"), PAS Merger Sub, Inc. ("Merger Sub"), a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC ("Constellation"), an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), for the merger of our company with Merger Sub (the "Merger") and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock to limited liability companies affiliated with The Carlyle Group ("Carlyle") and Providence Equity Partners, Inc. ("Providence," and Providence, together with KKR and Carlyle, the "Sponsors"). On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Sponsors which amended certain terms of the transactions, including the purchase price paid to The DIRECTV Group. The Merger, the purchase transactions, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group described below are referred to collectively as the "Transactions."

        Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of our common stock received $23.50 in cash per share of our common stock.

        On August 20, 2004, as part of the Transactions, a portion of the shares of our common stock beneficially owned by The DIRECTV Group was repurchased by us at a purchase price of $21.84 in cash per share. Following the repurchase, The DIRECTV Group sold all of its remaining shares of our common stock to the Sponsors at a purchase price of $21.84 in cash per share. Following that sale, The DIRECTV Group and The News Corporation Limited ("News Corporation") were no longer related parties of ours.

        As a result of and immediately following the Transactions, entities affiliated with KKR owned approximately 44% of our common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock.

        Immediately following the Transactions, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, was canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan lapsed, and the unvested restricted shares and restricted stock units vested and were canceled and the holders of those securities received $23.50 per share, less applicable withholding taxes. Certain members of our management agreed not to have certain of their equity interests cashed out in the Merger; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and shares.

        In connection with the Transactions, on August 20, 2004, our Board of Directors approved an approximately 4.37 for 1 stock split of our common stock. All share and per share amounts, as well as the par value amounts and additional paid in capital amounts related to these shares within these condensed consolidated financial statements have been restated for all periods to give retroactive effect to the stock split. The $23.50 per share paid to certain holders of our common stock was $5.38 per share after giving effect to the stock split. The $21.84 per share paid to certain other holders of our common stock was $5.00 per share after giving effect to the stock split.

        The Transactions have been accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities have been maintained.

        Also in connection with the Transactions, we (i) entered into a new Senior Secured Credit Facility consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010 million of our 9% Senior Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our old senior secured credit facility (the "Old Credit Facility"); (iv) completed a tender offer for substantially all of our $275 million 6.125% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004 (See Note 6 "Long-term Debt").

        We incurred approximately $307.1 million of costs related to the Transactions, of which approximately $155.0 million have been expensed within our condensed consolidated statement of operations during the nine months ended September 30, 2004 with the remainder being capitalized to debt issuance costs and stockholders' equity within our consolidated balance sheet.

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group, and certain of its affiliates. We and The DIRECTV Group agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of

The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Transactions.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation ("GM") and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. As a result, our net tax liability related to these periods is capped at $15 million. As of September 30, 2004, we recorded approximately $75 million of receivables from The DIRECTV Group related to these tax indemnifications within our consolidated balance sheet.

        We were deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Merger. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses were eliminated (through August 20, 2004) and the tax basis in our satellites was increased, resulting in a net increase to our net deferred tax liabilities of $5.7 million. In addition, the tax basis in our satellites was increased through a taxable transfer of certain of our satellites to newly formed operating companies, resulting in a decrease in our consolidated net deferred tax liabilities of $307.7 million.

        The tax separation agreement is effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

        Also in connection with the Transactions, we entered into new contractual arrangements with affiliates of The DIRECTV Group at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc. ("HNS"), the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC ("DTVLA"), the purchase of additional transponder capacity for direct-to-home ("DTH") services in Latin America, and the extension of existing and the entering into of new telemetry, tracking and control ("TT&C") service agreements with DIRECTV Operations LLC. In addition, in connection with the Transactions, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation. Certain of the new contractual arrangements we entered into in connection with the Transactions increased our contracted backlog as of September 30, 2004 by approximately $687 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

        Certain of our executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control (See Note 11 "Commitments and Contingencies").

        On August 20, 2004, in conjunction with the Transactions, our Board of Directors approved the retirement of the 95,742,728 shares of our common stock repurchased from affiliates of The DIRECTV Group (418,291,126 shares repurchased after giving effect to the August 20, 2004 stock split).

(3)    Customer Termination

        In July of 2004, we terminated our transponder lease agreements with one of our customers due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter of 2004, we recorded a pre-tax charge of approximately $29.6 million within selling, general and administrative expense in our condensed consolidated statement of operations related to the write-off of current and long-term receivable balances due from this customer. Prior to the termination, contracted future backlog and remaining 2004 revenues related to this customer were $80.4 million and $5.0 million, respectively.

(4)    PAS-6 and Galaxy 10R Impairment Losses

        On March 17, 2004, our PAS-6 satellite, an FS 1300 model satellite built by Space Systems/Loral, suffered an anomaly resulting in a loss of power. Following that event, we moved the satellite to a storage orbit while we and the manufacturer evaluated the problem. On April 1, 2004, this satellite experienced another anomaly and more significant loss of power. Neither of these losses was anticipated. We maintained communications with, and control of, this satellite and, as a result of the second anomaly, took the necessary steps to de-orbit it.

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

        On August 3, 2004, the secondary Xenon Ion Propulsion Systems ("XIPS") on PanAmSat's Galaxy 10R satellite experienced an unexpected shutdown, subsequently determined to be a permanent failure. XIPS is an electronic propulsion system that maintains a satellite's in-orbit position. This event has not affected service to any of our customers. The primary XIPS on this satellite had previously failed. The satellite is operating normally on its backup bi-propellant propulsion system, which has proven to be a highly reliable propulsion system with extensive flight experience. In the absence of the primary and secondary XIPS, this satellite is expected to operate normally on its available bi-propellant fuel for over three years. Prior to this event, Galaxy 10R was scheduled to have an estimated end of useful life in 2015.

        We do not expect this event to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result, there should be no material impact on services, revenues or satellite operations. In addition, we do not believe that this event will affect our contracted backlog because the remaining fuel for the backup bi-propellant propulsion system should provide ample time to seamlessly transition customers to a new or replacement satellite and substantially all of our customer contracts would continue in effect on their terms on such new or replacement satellite.

        This event will result in acceleration to the 2004–2007 timeframe of planned capital expenditures to replace this satellite. We have contractual arrangements in place that would allow us to procure the construction and launch of a replacement satellite. Galaxy 10R is insured and in August 2004 we made a claim under its insurance policies. In November 2004, our insurers confirmed to us their agreement to settle the Galaxy 10R insurance claim by payment to the company of approximately $75.3 million. These insurance proceeds, which are expected to be received by the end of the fourth quarter of 2004, will be used to partially offset the replacement cost of Galaxy 10R.

        As a result of this event, we have recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million will be recorded during the fourth quarter of 2004, offsetting the third quarter losses. Upon settlement of the Galaxy 10R insurance claim in November 2004, the expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $5 million per year.

        We operate three other Boeing 601 HP satellites that continue to operate normally with XIPS as their primary propulsion system. Two of these satellites (PAS-9 and PAS-10) have over 6 years of bi-propellant fuel and the third (Galaxy 13/Horizons 1), which also has a more robust XIPS than its predecessors, has over 11 years of bi-propellant fuel.

(5)    Satellite Deployment Plans and Operational Developments

        In January 2004, we and Horizons LLC ("Horizons") commenced service on the Galaxy 13/Horizons 1 satellite. The satellite is a Boeing 601HP with 24 C-band and 24 Ku-band transponders and is operated at 127 degrees west longitude. Horizons, a 50-50 joint venture between us and JSAT International Inc. ("JSAT"), the U.S. subsidiary of a Japanese satellite services provider, owns the Ku-band payload on the satellite, which is separately designated Horizons 1. Using this capacity, Horizons offers a variety of digital video, Internet and data services. Effective upon the in-service date of Galaxy 13/Horizons 1, JSAT and we contributed our investments in the Ku-band transponders to Horizons. Our investment in Horizons of $42.6 million as of September 30, 2004 is classified within "Deferred Charges and Other Assets-Net" on our Consolidated Balance Sheet as of such date and is being accounted for under the equity method.

        The C-band capacity on this satellite is designated as Galaxy 13. It is owned, developed and marketed solely by us and is utilized to provide High-Definition Television ("HDTV"), as well as other services within the United States. This satellite is a part of our "Power of Five" antenna program, which provides qualified cable operators with simultaneous access to five Galaxy neighborhood satellites. The spacecraft replaced Galaxy 9, which is now utilized as a domestic C-band in-orbit spare.

        We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the first quarter of 2005 to serve as an in-orbit spare. We plan to replace Galaxy 5 at 125 degrees west longitude with Galaxy 12 in January 2005. We plan to launch Galaxy 15 in the second quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. We plan to launch Galaxy 16 in the second quarter of 2006 to replace Galaxy 4R at 99 degrees west longitude.

        In June 2004, we committed to purchase Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16 and could serve as a replacement for Galaxy 10R. In addition, we plan to construct and launch replacement satellites for Galaxy 10R and PAS-6B prior to the end of their useful lives, although no commitments have been made for the procurement of these satellites (See Note 11 "Commitments and Contingencies" below).

(6)    Long-term Debt

        In connection with the Transactions, we (i) entered into a new Senior Secured Credit Facility consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010 million of our 9% Senior Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our Old Credit Facility; (iv) completed a tender offer for substantially all of our $275 million 6.125% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        As of September 30, 2004 and December 31, 2003, long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
6 1/8% Notes due 2005	$24,156	$275,000
6 3/8% Notes due 2008	150,000	150,000
Old Term Loan B-1 due 2010	—	350,000
8 1/2% Notes due 2012	1,190	800,000
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	798,810	—
Term Loan B due 2011	1,660,000	—
9% Senior Notes due 2014	1,010,000	—

	3,769,156	1,700,000
Less: current maturities	95,416	3,500

Total Long-Term Debt	$3,673,740	$1,696,500

        At September 30, 2004 we had total debt outstanding of approximately $3.769 billion, including current maturities of $95.4 million relating to our 6 1/8% Senior Notes due 2005, and the quarterly principal payments on the Term A Facility and the Term B Facility under the Senior Secured Credit Facility described below.

        Our Senior Secured Credit Facility is comprised of a $250.0 million revolving credit facility, which will terminate in August 2009 (the "Revolving Facility"), an $800.0 million Term Loan A Facility, which matures in August 2009 (the "Term A Facility"), and a $1,660 million Term Loan B Facility, which matures in August 2011 (the "Term B Facility"). At September 30, 2004, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.50% and LIBOR plus 2.75%, respectively, and the Revolving Facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the Revolving Facility and the Term A Facility, if any, which, as of September 30, 2004 on an annual basis was 0.50%. As of September 30, 2004 we had outstanding letters of credit totaling $36.1 million. Outstanding letters of credit reduce our ability to borrow against the Revolving Facility by an equivalent amount. Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.50% as of September 30, 2004, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the Revolving Facility, the Term A Facility, and the Term B Facility.

        Obligations under the Senior Secured Credit Facility are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by our current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        The $1,010 million Senior Notes bear interest at an annual rate of 9.0%. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the term of the 9% Senior Notes. The 9% Senior Notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by our Senior Secured Credit Facility, we repaid our Term A Facility by the amount of the 8 1/2% Senior Notes that remained outstanding after the tender offer. The remaining 8 1/2% Senior Notes due 2012 are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries (See Note 17 "Condensed Consolidating Financial Statements" below provided as required by the SEC's Regulation S-X, Rule 3-10(f)).

        On August 22, 2004, we completed a tender offer to purchase any and all of the outstanding $275.0 million aggregate principal amount of our 6.125% Notes due 2005 for cash. On October 22, 2004, we completed a redemption of our remaining $24.2 million 6.125% Notes due 2005 that were not purchased in the tender offer from cash on hand.

        In conjunction with the Transactions, in the third quarter of 2004, we wrote-off debt issuance costs and recorded a charge within interest expense of $15.1 million related to the prepayment of our pre-existing debt. Also in conjunction with the Recapitalization, we capitalized approximately $142.9 million to debt issuance costs and approximately $9.2 million to equity. The debt issuance costs are classified on our balance sheet within Deferred Charges and Other Assets and will be amortized to interest expense over the terms of the related debt obligations.

        We also had outstanding 10 and 30-year fixed rate notes totaling $275 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2004, are $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        In June 2004, we repaid from available cash on hand the $349.1 million outstanding balance under the Term Loan B-1 Facility of our Old Credit Facility. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to that loan facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income related to our $100.0 million interest rate hedge on that loan facility entered into during the third quarter of 2002. The hedge liability was not impacted by the repayment of that facility. The fair value of the outstanding interest-rate hedge agreement as of September 30, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately $0.7 million. Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement.

        On July 14, 2003, we made an optional pre-payment of $350 million against our Old Credit Facility from available cash on hand. During the third quarter of 2003, we recorded a non-cash charge of approximately $5.7 million to write-off debt issuance costs associated with the portion of the credit facility that was prepaid.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of September 30, 2004, we were in compliance with all such covenants.

(7)    Acquisitions

        On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from our affiliate, The DIRECTV Group, for approximately $8.4 million in cash and the assumption of certain liabilities. On August 27, 2003, we acquired Esatel Communications, Inc. ("Esatel") and its related entity, Silver Springs Teleport, LC. In November 2003, we purchased substantially all of the assets of Sonic Telecommunications International Ltd. ("Sonic"). The aggregate purchase price for the Esatel and Sonic acquisitions was approximately $12.3 million, of which $0.5 million was paid in the first quarter of 2004.

        The results of these acquisitions are included within our consolidated income statements from the date of each respective acquisition.

(8)    Stock-Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." During 2004 and 2003, we issued the following awards (after giving effect to the August 20, 2004 stock split):

Grant date:	Employee Stock Options Granted	Restricted Stock Units Granted
March 31, 2003	51,990	—
June 30, 2003	50,461	1,741,010
September 30, 2003	93,276	—
December 31, 2003	19,223	8,738
March 31, 2004	211,237	8,738
June 30, 2004	—	—
September 30, 2004	5,434,920	—

        Prior to the consummation of the Transactions, employee stock options granted before June 30, 2004 were scheduled to vest ratably over three years. The stock options granted in the third quarter of 2004 vest over five to eight years. Portions of these awards vest over a five-year period based upon the passage of time and portions vest over an eight year period, which may be reduced if certain pre-established company operating performance targets are achieved. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. We recorded compensation expense related to these options of approximately $114 thousand and $196 thousand for the three and nine months ended September 30, 2004, respectively, and $10 thousand and $15 thousand during the three and nine month periods ended September 30, 2003, respectively. Under the intrinsic value method used for reporting prior to January 1, 2003, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the market price of our common stock on the date of grant for all prior grants.

        Prior to the consummation of the Transactions, restricted stock units granted in 2004 and 2003 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.4 million and $1.7 million for the three and nine months ended September 30, 2004, respectively, and $0.7 million and $1.2 million during the three and nine month periods ended September 30, 2003, respectively.

        Upon consummation of the Transactions, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units vested immediately prior to the Merger. We recorded a charge of approximately $8.3 million within Transaction-related costs in our condensed consolidated statement of operations in the third quarter of 2004 in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Also in conjunction with the Transactions, the exercise prices of certain employee options were modified. As a result of these modifications, we recorded additional expense of approximately $1.2 million within Transaction Costs in our condensed consolidated statement of operations in the third quarter of 2004. Holders of options and restricted stock units were entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price paid in the Transactions, and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share. All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Transactions; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share amounts):

	Three Months Ended:		Nine Months Ended:
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss), as reported	$(76,655)	$20,996	$(97,918)	$82,152
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,389	451	7,281	751
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,384)	(1,326)	(9,685)	(6,742)

Pro forma net income (loss)	$(76,650)	$20,121	$(100,322)	$76,161

Earnings (loss) per share:
Basic and Diluted—as reported	$(0.16)	$0.03	$(0.16)	$0.13

Basic and Diluted—pro forma	$(0.16)	$0.03	$(0.17)	$0.12

        The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(9)    Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $2.1 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $4.5 million and $1.4 million for the nine month periods ended September 30, 2004 and 2003, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. On October 28, 2004, we sold our Spring Creek teleport (See Note 16 "Subsequent Events"). This teleport consolidation plan includes the disposal of land, buildings and equipment located at these teleports and severance related costs for approximately 40 employees that will be required to perform services through the date of closure. During the year ended December 31, 2003 and for the nine months ended September 30, 2004, we recorded charges of $4.2 million and $0.8 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the nine months ended September 30, 2004 we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, in the first quarter of 2004, we recorded a non-cash charge of approximately $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities.

        During the nine months ended September 30, 2004 we made cash payments of $0.4 million related to the 2003 reduction in workforce.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2003	$7.6	$—	$—	$7.6
2003 restructuring charges (credits)	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)

Balance as of December 31, 2003	$4.6	$1.8	$0.7	$7.1
2004 restructuring charges	3.7	0.8	—	4.5
Less: net cash payments in 2004	(1.6)	(1.5)	(0.4)	(3.5)

Balance as of September 30, 2004	$6.7	$1.1	$0.3	$8.1

(10)    Interest Expense—Net

        Interest expense for the three months ended September 30, 2004 and 2003 is recorded net of capitalized interest of $2.0 million and $2.8 million, respectively, and interest income of $1.7 million and $2.4 million, respectively. Interest expense for the nine months ended September 30, 2004 and 2003 is recorded net of capitalized interest of $4.3 million and $11.3 million, respectively, and interest income of $6.8 million and $11.4 million, respectively. Included in interest expense for the three and nine months ended September 30, 2004 is approximately $15.1 million and $20.6 million, respectively, for the write-off of unamortized debt issuance costs related to the June 2004 and August 2004 prepayments of debt. Included in interest expense for the three and nine months ended September 30, 2003 is approximately $5.7 million for the write-off of debt issuance costs associated with the portion of the Old Credit Facility that was prepaid in July 2003 (See Note 6 "Long-Term Debt").

(11)    Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of September 30, 2004, we had $123.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of September 30, 2004, we had approximately $159.7 million of expenditures remaining under existing satellite construction contracts and $21.6 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        Through September 30, 2004, we had made approximately $171.2 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for Galaxy 16, which will replace our Galaxy 4R satellite in early 2006.

        In April 2004, we entered into a commitment for the construction of Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to fully reimburse amounts previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17 an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million, which will be paid over the next two years.

        We plan to construct and launch replacement satellites for Galaxy 10R and PAS-6B prior to the end of their useful lives, although no commitments have been made for the procurement of these satellites.

Satellite Insurance

        On August 31, 2004, we filed a proof of loss under the insurance policy for our Galaxy 10R spacecraft after the secondary XIPS on this satellite permanently failed. In November 2004, our insurers confirmed to us their agreement to settle this claim for approximately $75.3 million. These insurance proceeds, which are expected to be received by the end of the fourth quarter of 2004, will be used to partially offset the replacement cost of Galaxy 10R.

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

        On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite. The settlement with the insurer representing 17 percent coverage included a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We plan to replace this satellite with Galaxy 16 prior to the end of its useful life using the insurance proceeds and a launch service contract that we had purchased previously.

        During the first quarter of 2004 we received $286.9 million of insurance proceeds under the insurance policies for Galaxy 11, PAS-1R and Galaxy 4R satellites. These proceeds were held in a collateral account and were classified as restricted cash pursuant to the terms of our Old Credit Facility until those restrictions were lifted in June 2004.

        As of September 30, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of approximately $828.9 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $899.7 million. We have 17 uninsured satellites in orbit. The uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1.0 million. Our Galaxy 12 and Galaxy 9 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 (See Note 5 "Satellite Deployment Plans" above). The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $310.8 million as of September 30, 2004.

        Of the insured satellites, as of September 30, 2004, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure ("Significant Exclusion Policies"). The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.7 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of over 11 years.

        At September 30, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $753.7 million related to uninsured satellites and $273.0 million related to satellites insured by Significant Exclusion Policies.

Operating Leases

        We have commitments for operating leases primarily relating to equipment, our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of September 30, 2004, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $33.2 million.

Customer and Vendor Obligations

        We have certain contracts with our customers which require that we provide equipment, services and other support to these customers during the course of the related contracts. As of September 30, 2004, we had commitments under these customer contracts which aggregated approximately $45.1 million related to the provision of equipment, services and other support.

        We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of September 30, 2004, we had commitments under these vendor contracts, which aggregated approximately $53.8 million, related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. As a change in control of The DIRECTV Group and PanAmSat have occurred, these agreements will apply if an involuntary termination of the executive occurs during the period specified by the agreement. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $4 million to $5 million.

        Certain of our other executives have change-in-control severance agreements which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The Transactions resulted in a change-in-control of PanAmSat under these agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives.

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of $36 million. To date, we have paid cash of approximately $1 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75 million of such taxes and 100% of such taxes in excess of the first $75 million. As a result, our net tax liability related to these periods is capped at $15 million (See Note 2 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

(12)    Certain Relationships and Related Transactions Prior to the Completion of the Transactions

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Transactions on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Transactions, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $18.5 million from July 1, 2004 though August 19, 2004, or 8.9% of our revenues for the three months ended September 30, 2004. Revenues derived from The DIRECTV Group and its affiliates were $82.3 million from January 1, 2004 though August 19, 2004, or 13.3% of our revenues for the nine months ended September 30, 2004.

        During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DTVLA. This amendment became effective in February 2004 upon DTVLA's emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

        We entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Transactions at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Transactions, The DIRECTV Group paid us $9.2 million for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-

Country Partners, an affiliate of News Corporation (See Note 2 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

        During 2003, we transferred an authorization for a Ka-band orbital slot to HNS, an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization.

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Transactions. (See Note 2 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

        In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite (See Note 5 "Satellite Deployment Plans" above).

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that will supersede four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Transactions.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. As a result, our net tax liability related to these periods is capped at $15 million.

        The tax separation agreement became effective upon the consummation of the Transactions on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

Transactions with News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Transactions on August 20, 2004, News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from the News Corporation and its affiliates were $12.8 million from July 1, 2004 though August 19,

2004, or 6.2% of our revenues for the three months ended September 30, 2004. Revenues derived from the News Corporation and its affiliates were $55.1 million from January 1, 2004 though August 19, 2004, or 9.1% of our revenues for the nine months ended September 30, 2004.

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

Effect of the Transactions

        As a result of the Transactions, effective August 20, 2004, The DIRECTV Group and News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provide management and advisory services to us pursuant to management services agreements executed at the closing of the Transactions. The Sponsors charge us an aggregate management fee of $2 million annually for the provision of these services. From August 20, 2004 through September 30, 2004, we accrued $231 thousand of expense for these management fees.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $990 thousand and $2.97 million for the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, we had receivables related to these affiliates of approximately $165 thousand.

(13)    Other Assets—Net

        Our Other Assets—net are recorded within deferred charges and other assets-net on our consolidated balance sheet. Other assets—net consists of prepayments of installation at the facilities of third parties that provide TT&C services to us under long-term service agreements, as well as other miscellaneous deferred charges and other assets. The prepaid installation costs are necessary for third parties to provide services to us over the term of the related services agreement. These prepaid costs are amortized on a straight-line basis over the respective contract periods. Included in other assets-net as of September 30, 2004 and December 31, 2003 are $2.2 million and $3.2 million, respectively of customer lists. As of September 30, 2004 and December 31, 2003, customer lists are net of accumulated amortization of $1.7 million and $0.6 million, respectively.

PANAMSAT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

        We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Financial Accounting Standards Board ("FASB") Statement No. 144 ("SFAS No. 144"). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our statement of income in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

        In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, we would apply the concepts of SFAS No. 144, in the determination of whether an impairment loss had occurred. If an impairment loss were indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS No. 144 and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the income statement.

        In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function and the satellite was not insured, we would apply the concepts of SFAS 144 in the determination of whether an impairment loss had occurred. In the event an impairment loss had occurred, such amount would be recognized in the period of occurrence.

(15)    Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

          Fixed Satellite Services ("FSS"): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers.

          Government Services ("G2"): Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

        Prior to the third quarter of 2004, we utilized net income plus net interest expense, income tax expense (benefit) and depreciation and amortization, or EBITDA, to measure the operating performance of our operating segments and as a measure of segment performance for incentive compensation purposes.

        As a result of the Transactions, we began utilizing Segment EBITDA as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments largely outside of the segment operating managers' control ("Segment EBITDA"). Segment EBITDA is presented herein because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results.

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:		Nine Months Ended:
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
FSS	$191,945	$192,692	$570,154	$581,946
G2	20,497	21,780	64,918	46,813
Eliminations	(5,347)	(4,392)	(15,722)	(15,330)

Total Revenues	$207,095	$210,080	$619,350	$613,429

Depreciation and Amortization Expense:
FSS	$74,011	$84,864	$219,878	$231,988
G2	311	154	1,091	206
Eliminations	—	—	—	—

Total Depreciation and Amortization Expense	$74,322	$85,018	$220,969	$232,194

Income (loss) from Operations:
FSS	$(88,909)	$63,109	$(78,640)	$209,728
G2	2,685	3,340	8,010	7,447
Eliminations	—	—	—	—

Total Income (loss) from Operations	$(86,224)	$66,449	$(70,630)	$217,175

Segment EBITDA:
FSS	$156,236	$157,906	$459,254	$468,550

G2	$2,996	$3,494	$9,101	$7,653

Capital Expenditures:
FSS	$24,400	$32,417	$108,286	$87,161
G2	22	—	22	—
Eliminations	—	—	—	—

Total Capital Expenditures	$24,422	$32,417	$108,308	$87,161

	September 30, 2004	December 31, 2003
Assets:
FSS	$4,861,722	$5,716,365
G2	36,270	39,859
Eliminations	(15,410)	(21,347)

Total Assets	$4,882,582	$5,734,877

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated. Management encourages readers to use GAAP disclosures within this Form 10-Q to evaluate our results of operations. These non-GAAP tables are included to aid the reader in understanding our GAAP financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
FSS Operating Segment:
Reconciliation of income (loss) from operations to Segment EBITDA:
Income (loss) from operations	$(88,909)	$63,109	$(78,640)	$209,728
Depreciation and amortization	74,011	84,864	219,878	231,988

EBITDA	(14,898)	147,973	141,238	441,716
Adjustment of sales-type leases to operating leases(a)	6,608	5,785	19,035	16,921
Effect of Galaxy 10R anomaly(b)	9,090	—	9,090	—
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	2,080	727	4,508	1,390
Reserves for long-term receivables and sales-type leases(e)	(3,727)	—	24,419	2,112
Reversal of allowance for customer credits(f)	1,800	2,700	7,200	5,400
Transaction-related costs(g)	154,535	—	155,035	—
Other items(h)	748	721	(1,217)	1,011

Segment EBITDA	$156,236	$157,906	$459,254	$468,550

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$2,685	$3,340	$8,010	$7,447
Depreciation and amortization	311	154	1,091	206

Segment EBITDA	$2,996	$3,494	$9,101	$7,653

(a)
For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

(b)
For the three and nine months ended September 30, 2004 amounts represent certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R.

(c)
For the nine months ended September 30, 2004, satellite impairment represents the pre-tax non-cash impairment charge related to the anomalies experienced by our PAS-6 satellite during the three months ended March 31, 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 4 "PAS-6 and Galaxy 10R Impairment Losses".

(d)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 9 "Facilities Restructuring and Severance Costs".

(e)
For the three months ended September 30, 2004, the adjustment represents the reversal of reserves established in relation to our sales-type leases. For the nine months ended September 30, 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the three months ended September 30, 2004. For the nine months ended September 30, 2003, represents the amount of long-term receivables that were evaluated to be uncollectible and were reserved for during the period.

(f)
For all periods presented, we recorded an allowance for customer credits related to receivables from a customer affiliated with News Corporation, as collectability was not reasonably assured. In connection with the Transactions, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and nine months ended September 30, 2004 amounts represent the costs incurred in relation to the Transactions. These costs consisted of $138.2 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs.

(h)
For the three months ended September 30, 2004, other items consists of (i) $0.5 million of non-cash stock compensation expense and (ii) $0.2 million of expenses for management advisory services from the Sponsors. For the three months ended September 30, 2003, other items consists of $0.7 million of non-cash stock compensation expense. For the nine months ended September 30, 2004, other items consists of (i) $2.5 million of non-cash reserve adjustments and $1.3 million of gain on disposal of assets, partially offset by (w) $0.3 million of transaction costs related to acquisitions not consummated, (x) $1.9 million of non-cash stock compensation expense, (y) $0.2 million loss from an investment accounted for by the equity method and (z) $0.2 million of expenses for management advisory services from the Sponsors. For the nine months ended September 30, 2003, other items consists of (i) $1.2 million of transaction costs related to acquisitions not consummated and (ii) $1.2 million of non-cash stock compensation expense, partially offset by a $1.4 million reserve adjustment.

(16)    Subsequent Events

  PanAmSat Holding Corporation

        On October 8, 2004, all of our outstanding common stock, par value $0.01 per share, held by our then existing stockholders was contributed to PanAmSat Holding Corporation ("Holdco") in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share. In addition, options and other equity rights for our common stock were converted to similar rights for Holdco common stock. As a result of and immediately following that contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco. On October 18, 2004, certain members of our management purchased additional shares of Holdco common stock and were granted options to purchase Holdco common stock.

        On October 20, 2004, Holdco issued $416 million aggregate principal amount at maturity of its 10 3/8% Senior Discount Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended. We are not an obligor under or a guarantor of these notes and they are structurally junior in right of payment to all of our existing and future indebtedness. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.6 million, were paid on October 20, 2004, as a dividend to the stockholders of Holdco.

  Spring Creek Sale

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As of September 30, 2004, the assets of the Spring Creek teleport of $3.3 million were reflected as "Assets Held for Sale" on our consolidated balance sheet. As a result of the completion of this sale, we recorded a pre-tax gain of approximately $11.1 million in October 2004. The Spring Creek teleport is not significant to our consolidated operating results or financial position.

(17)    Condensed Consolidating Financial Statements

        Obligations under our 8 1/2% Senior Notes due 2012 are fully and unconditionally guaranteed on a joint and several basis by all of our existing domestic subsidiaries (the "Guarantor Subsidiaries," each a "Guarantor").

        In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly owned subsidiary, G2. As a result, we are now required to present consolidating financial information for our company and our subsidiaries within the notes to our condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(f). During the current period we determined that our non-guarantor subsidiaries, which include our foreign subsidiaries which do not guarantee the Senior Notes, were no longer minor (as defined in the SEC's Regulation S-X, Rule 3-10 (h)) and therefore they are included within the following condensed consolidating financial statements.

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our newly formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of and for the three and nine month periods ended September 30, 2004. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$190,988	$21,858	$84,855	$(94,433)	$203,268
Outright sales and sales—type leases	3,827	—	—	—	3,827

Total revenues	194,815	21,858	84,855	(94,433)	207,095

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales—type leases	2,224	—	—	—	2,224
Depreciation and amortization	54,445	841	19,036	—	74,322
Direct operating costs (exclusive of depreciation and amortization)	100,839	17,404	14,839	(94,433)	38,649
Selling, general and administrative expenses	18,779	1,478	1,252	—	21,509
Facilities restructuring and severance cost	2,080	—	—	—	2,080
Transaction-related costs	154,535	—	—	—	154,535

Total operating costs and expenses	332,902	19,723	35,127	(94,433)	293,319

INCOME (LOSS) FROM OPERATIONS	(138,087)	2,135	49,728	—	(86,224)
INTEREST EXPENSE (INCOME)—NET	48,728	(65)	9,131	—	57,794

INCOME (LOSS) BEFORE INCOME TAXES	(186,815)	2,200	40,597	—	(144,018)
INCOME TAX EXPENSE (BENEFIT)	(86,610)	924	18,323	—	(67,363)

NET INCOME (LOSS)	$(100,205)	$1,276	$22,274	$—	$(76,655)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$559,337	$68,308	$94,470	$(114,950)	$607,165
Outright sales and sales-type leases	12,185	—	—	—	12,185

Total revenues	571,522	68,308	94,470	(114,950)	619,350

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Depreciation and amortization	199,930	1,788	19,251	—	220,969
Direct operating costs (exclusive of depreciation and amortization)	162,450	54,933	16,051	(114,950)	118,484
Selling, general and administrative expenses	78,086	5,287	5,441	—	88,814
PAS-6 impairment loss	99,946	—	—	—	99,946
Facilities restructuring and severance cost	4,508	—	—	—	4,508
Transaction-related costs	155,035	—	—	—	155,035

Total operating costs and expenses	702,179	62,008	40,743	(114,950)	689,980

INCOME (LOSS) FROM OPERATIONS	(130,657)	6,300	53,727	—	(70,630)
INTEREST EXPENSE (INCOME)—NET	113,572	(195)	9,126	—	122,503

INCOME (LOSS) BEFORE INCOME TAXES	(244,229)	6,495	44,601	—	(193,133)
INCOME TAX EXPENSE (BENEFIT)	(116,274)	2,486	18,573	—	(95,215)

NET INCOME (LOSS)	$(127,955)	$4,009	$26,028	$—	$(97,918)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,075	$137	$7,992	$—	$48,204
Short-term investments	—	—	—	—	—
Accounts receivable—net	41,169	18,677	2,703	—	62,549
Net investment in sales-type leases	25,634	—	—	—	25,634
Prepaid expenses and other current assets	26,906	11,141	257	(9,113)	29,191
Deferred income taxes	7,048	—	—	—	7,048
Assets held for sale	3,257	—	—	—	3,257

Total current assets	144,089	29,955	10,952	(9,113)	175,883
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—NET	799,697	4,518	1,232,436	—	2,036,651
NET INVESTMENT IN SALES-TYPE LEASES	90,165	—	—	—	90,165
GOODWILL	2,240,453	5,669	—	—	2,246,122
DEFERRED CHARGES AND OTHER ASSETS—NET	1,166,800	2,271	5,729	(841,039)	333,761
INVESTMENT IN AFFILIATES	410,712	—	—	(410,712)	—
DUE FROM AFFILIATES	—	—	64,972	(64,972)	—

TOTAL ASSETS	$4,851,916	$42,413	$1,314,089	$(1,325,836)	$4,882,582

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$64,208	$9,368	$1,461	$—	$75,037
Current portion of long-term debt	95,416	—	—	—	95,416
Current portion of satellite incentives	13,218	—	—	—	13,218
Accrued interest payable	17,694	—	9,113	(9,113)	17,694
Deferred revenues	19,570	4,075	—	—	23,645

Total current liabilities	210,106	13,443	10,574	(9,113)	225,010
LONG-TERM DEBT	3,673,740	—	840,000	(840,000)	3,673,740
DEFERRED INCOME TAXES	31,392	67	—	—	31,459
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	264,814	5,778	18,457	(10,095)	278,954
DUE TO AFFILIATES	64,972	—	—	(64,972)	—

TOTAL LIABILITIES	4,245,024	19,288	869,031	(924,180)	4,209,163

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	2,384	—	—	—	2,384
Additional paid-in-capital	800,148	10,069	409,699	(401,656)	818,260
Treasury stock	(692,286)	—	—	—	(692,286)
Accumulated other comprehensive loss	772	—	—	—	772
Retained earnings	495,874	16,474	35,359	—	547,707
Other stockholders' equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDERS' EQUITY	606,892	23,125	445,058	(401,656)	673,419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,851,916	$42,413	$1,314,089	$(1,325,836)	$4,882,582

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(127,955)	$4,009	$26,028	$—	$(97,918)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,930	1,788	19,251	—	220,969
Deferred income taxes	(116,643)	—	18,186	—	(98,457)
Amortization of debt issuance costs and other deferred charges	7,698	—	—	—	7,698
Provision for uncollectible receivables	31,982	—	—	—	31,982
Loss on early extinguishment of debt	20,589	—	—	—	20,589
Satellite impairment loss	99,946	—	—	—	99,946
Loss on Galaxy 10R XIPS anomaly	9,090	—	—	—	9,090
Facilities restructuring and severance costs	4,309	—	—	—	4,309
Reversal of sales-type lease liabilities	(3,727)	—	—	—	(3,727)
Gain on disposal of fixed assets	(1,332)				(1,332)
Other non-cash items	(3,668)	(139)	(143)	—	(3,950)
Changes in assets and liabilities:
Collections on investments in sales-type leases	19,035	—	—	—	19,035
Operating leases and other receivables	(13,286)	11,331	(992)	9,113	6,166
Prepaid expenses and other assets	(835,572)	(8,831)	181	840,000	(4,222)
Due from affiliates	4,065	—	89	(4,154)	—
Accounts payable and accrued liabilities	(43,734)	(472)	8,983	(9,113)	(44,336)
Deferred gains and revenues	4,402	(3,193)	—	—	1,209
Due to affiliates	64,973	(4,154)	(64,973)	4,154	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	(679,898)	339	6,610	840,000	167,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(108,286)	(22)	(1,250,712)	1,250,712	(108,308)
Insurance proceeds from satellite recoveries	286,915	—	—		286,915
Sale of short-term investments	38,936	—	—	—	38,936
Investment in affiliates	(410,712)	—	—	410,712	—
Net proceeds from sale of fixed assets	1,250,712	—	—	(1,250,712)	—
Acquisitions, net of cash acquired	—	(522)	—	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,057,565	(544)	(1,250,712)	410,712	217,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,443,459)	—	—	—	(1,443,459)
Issuance of new long-term debt	3,512,615	—	840,000	(840,000)	3,512,615
Capitalized transaction costs	(152,064)	—	—	—	(152,064)
New incentive obligations	16,250	—	—	—	16,250
Repayments of incentive obligations	(9,571)	—	—	—	(9,571)
Repurchase of Common Stock	(2,784,556)	—	—	—	(2,784,556)
Re-issuance of Treasury Stock	757	—	—	—	757
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,384	—	410,712	(410,712)	3,384

NET CASH USED IN FINANCING ACTIVITIES	(847,444)	—	1,250,712	(1,250,712)	(847,444)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	328	—	—	—	328

NET INCREASE IN CASH AND CASH EQUIVALENTS	(469,449)	(205)	6,610	—	(463,044)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	509,524	342	1,382	—	511,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,075	$137	$7,992	$—	$48,204

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004, all amendments thereto, and all of our other filings filed with the SEC from March 15, 2004 through the date of this report.

PanAmSat Merger, Subsequent Sale and Related Transactions

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR, for the merger of our company with Merger Sub ("Merger") and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock to limited liability companies affiliated with Carlyle and Providence. On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Sponsors which amended certain terms of the transactions, including the purchase price to be paid to The DIRECTV Group.

        Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of our common stock received $23.50 in cash per share of our common stock.

        On August 20, 2004, as part of the Transactions, a portion of the shares of our common stock beneficially owned by The DIRECTV Group was repurchased by us at a purchase price of $21.84 in cash per share. Following the repurchase, The DIRECTV Group sold all of its remaining shares of our common stock to the Sponsors at a purchase price of $21.84 in cash per share. As a result, The DIRECTV Group and News Corporation were no longer related parties to us.

        On August 20, 2004, in conjunction with the Transactions, our Board of Directors approved the retirement of the 95,742,728 shares of our common stock repurchased from affiliates of The DIRECTV Group and approved an approximately 4.37 for 1 stock split of our common stock. After giving effect to this stock split, the number of shares repurchased and retired was 418,291,126. All share and per share amounts, as well as the par value amounts and additional paid in capital amounts related to these shares within these condensed consolidated financial statements have been restated for all periods to give retroactive effect to the stock split. The $23.50 per share paid to certain holders of our common stock was $5.38 per share after giving effect to the stock split. The $21.84 per share paid to certain other holders of our common stock was $5.00 per share after giving effect to the stock split.

        As a result of and immediately following the Transactions, entities affiliated with KKR owned approximately 44% of our outstanding common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock.

        We incurred approximately $307.1 million of costs related to the Transactions during the nine months ended September 30, 2004, of which approximately $155.0 million was expensed during that period within Transaction-related costs in our condensed consolidated statement of operations. The remaining costs of $152.1 million were capitalized to debt issuance costs and stockholders' equity within our condensed consolidated balance sheet.

        In connection with the Transactions, we (i) entered into a new Senior Secured Credit Facility consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010 million of our 9% Senior Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our Old Credit Facility; (iv) completed a tender offer for substantially all of our $275 million 6.125% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004.

        Also in connection with the Transactions, we have entered into new contractual arrangements with affiliates of The DIRECTV Group at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C service agreements with DIRECTV Operations LLC. In addition, in connection with the Transactions, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligation of, our customer Sky Multi-Country Partners, an affiliate of News Corporation. Certain of the new contractual arrangements we entered into in connection with the Transactions increased our contracted backlog by approximately $687 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group, and certain of its affiliates. We and The DIRECTV Group agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Transactions.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75 million of such other taxes and 100% of any other taxes in excess of the first $75 million. As a result, our net tax liability related to these periods is capped at $15 million. As of September 30, 2004, we recorded approximately $75 million of receivables from The DIRECTV Group related to these tax indemnifications within our consolidated balance sheet.

        We were deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Merger. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses were eliminated (through August 20, 2004) and the tax basis in our satellites was increased resulting in a net increase to our net deferred tax liabilities of $5.7 million. In addition, the tax basis in our satellites was increased through a taxable transfer of certain of our satellites to newly formed operating companies, resulting in a decrease in our consolidated net deferred tax liabilities of $307.7 million.

Management Overview

        In evaluating our financial condition and operating performance, we consider many factors. The following updates and supplements certain subjects more completely discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview" of

our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004, and all updates and supplements in our other filings filed with the SEC from March 15, 2004 through the date of this report.

        As a result of the Transactions described above, we have new owners and a new Board of Directors. We believe that our new ownership gives us the opportunity to enhance our competitive position and expand our capabilities by supporting our efforts to develop new products and services, forge strategic alliances and develop new markets.

        On October 8, 2004, all of our outstanding common stock, par value $0.01 per share, held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share. As a result of, and immediately following, that contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

        On October 20, 2004, Holdco issued $416 million aggregate principal amount at maturity of its 10 3/8% Senior Discount Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended. We are not an obligor under or a guarantor of these notes and they are structurally junior in right of payment to all of our existing and future indebtedness. All of the proceeds of that offering, less discounts, commissions and expenses, or approximately $245.6 million, were paid on October 20, 2004, as a dividend to the stockholders of Holdco.

        Other than its ownership of our company and its debt obligations, Holdco does not have any independent operations and derives all of its revenues and cash flow from its subsidiaries. We are its only subsidiary. Its ability to make payment on its notes is dependent on the earnings and the distribution of funds from us. The agreements governing our indebtedness significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco.

        In connection with the Transactions, as of September 30, 2004, we have total debt of approximately $3.769 billion and an annual cash interest expense related to our debt of approximately $250 million.

        On August 3, 2004, the secondary XIPS on our Galaxy 10R satellite experienced an unexpected shutdown, and we have not been able to restart the system. XIPS is an electronic propulsion system that maintains a satellite's in-orbit position. This satellite is expected to operate using its backup bi-propellant fuel system for over three years. This event will result in acceleration to the 2004–2007 timeframe of planned capital expenditures to replace this satellite.

        Following is a more detailed discussion of these items and a comprehensive analysis of our results of operations, operating segments, contracted backlog, satellite technology, satellite deployment plans, liquidity and capital resources, commitments and contingencies, new accounting pronouncements and market risks.

Results of Operations for the Three Months ended September 30, 2004

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2004	2003
	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$203,268	$206,033	$(2,765)	(1.3)%
Outright sales and sales-type leases	3,827	4,047	(220)	(5.4)%

Total revenues	207,095	210,080	(2,985)	(1.4)%

Costs and expenses
Cost of outright sales and sales-type leases	2,224	—	2,224
Depreciation and amortization expense	74,322	85,018	(10,696)	(12.6)%
Direct operating costs (exclusive of depreciation and amortization)	38,649	38,563	86	0.2%
Selling, general and administrative expenses	21,509	19,323	2,186	11.3%
Facilities restructuring and severance costs	2,080	727	1,353	186.1%
Transaction-related costs	154,535	—	154,535

Total operating costs and expenses	293,319	143,631	149,688	104.2%

Income (loss) from operations	(86,224)	66,449	(152,673)	(229.8)%
Interest expense, net	57,794	38,904	18,890	48.6%

Income (loss) before income taxes	(144,018)	27,545	(171,563)	(622.8)%
Income tax expense (benefit)	(67,363)	6,549	(73,912)	(1,128.6)%

Net (loss) income	$(76,655)	$20,996	$(97,651)	(465.1)%

Earnings per share—basic and diluted	$(0.16)	$0.03	$(0.19)	(633.3)%

        Revenues—The decrease in total revenues was primarily attributable to lower program distribution and DTH revenues of approximately $5.7 million due to customer credit related issues and lower government services revenue of $1.3 million. These decreases were partially offset by increases in occasional services revenue of $2.2 million resulting from the 2004 summer Olympics and higher other revenues of $2.8 million due to additional consulting services revenues (See "—Operating Segments" below).

        Cost of Outright Sales and Sales-type Leases—The cost of sales-type leases recorded in the third quarter of 2004 primarily relates to the adjustment of certain costs for outright sales and sales-type leases due to the August 2004 XIPS anomaly on Galaxy 10R. This increase to cost of sales-type leases of approximately $5.9 million was partially offset by the reversal of approximately $3.7 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization for the three months ended September 30, 2004, was due primarily to lower depreciation on Galaxy 11, PAS-1R and Galaxy 4R of $11.6 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites over the past year, as well as lower depreciation of $2.9 million on PAS-6 due to the impairment loss in the first quarter of 2004 (See "—Satellite Technology" below). These decreases were partially offset by accelerated depreciation of $4.5 million due to reduced end of life estimates for Galaxy 10R and PAS-6B for XIPS failures and depreciation of $1.2 million on Galaxy 13, which was placed in service in January 2004.

        Direct Operating Costs (exclusive of depreciation and amortization)—Total direct operating costs remain relatively flat as compared to the third quarter of 2003. Additional direct operating costs were recorded during the third quarter of 2004 related to increased expenses of $2.2 million attributable to the growth of our consulting business and additional costs of approximately $1.0 million for our expanded fiber service offerings, resulting from our November 2003 acquisition of Sonic Telecommunications International Ltd. ("Sonic"). These increases were offset by reduced satellite insurance expense of $2.0 million and lower direct operating costs of $2.1 million primarily related to lower revenues at our G2 operating segment.

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was primarily attributable to additional bad debt expense of approximately $2.5 million recorded during the third quarter of 2004, as compared to the same period in 2003.

        Facilities Restructuring and Severance Costs—In the third quarter of 2004, we recorded a charge of approximately $2.3 million related to our Facilities Restructuring Plan. This charge resulted from a reduction in future anticipated sublease income at one of our idle facilities. The $0.7 million of charges recorded during the three months ended September 30, 2003 represents severance costs related to our teleport consolidation. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The increase in 2004 is due to costs incurred in relation to the Transactions. These costs consist of $138.2 million of costs related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and $1.8 million of costs related to the proxy solicitation and other costs.

        Income from Operations—The decrease in income from operations of $152.7 million was primarily due to the Transaction related costs of $155.0 million described above.

        Interest Expense, Net—Interest Expense, net consisted of the following (in thousands):

	Three Months Ended September 30,
			Dollar Change
	2004	2003
Gross interest expense	$61,545	$44,168	$17,377
Less: Interest income	1,702	2,438	(736)
Less: Capitalized interest	2,049	2,826	(777)

Total interest expense, net	$57,794	$38,904	$18,890

        Gross interest expense increased primarily as a result of:

  •
  The write-off of $15.1 million of debt issuance costs in the third quarter of 2004, as a result of the repayment of certain indebtedness in conjunction with the Transactions.

  •
  Additional interest expense after the Transactions, which resulted in additional incremental indebtedness for the company at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below).

        These increases were partially offset by (i) lower interest expense before the Transactions as a result of the repayments of debt made over the last year and (ii) a pre-tax charge of $5.7 million recorded during the third quarter of 2003, as a result of the write-off of debt issuance costs associated with the portion of the credit facility that was prepaid in July 2003.

        Income Tax Expense (Benefit)—The increase in income tax benefit was due primarily to lower income from operations of $152.7 million, which primarily resulted from costs recorded during the third quarter of 2004 related to the Transaction.

Results of Operations for the Nine Months ended September 30, 2004

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2004	2003
	(In thousands, except per share data)
Revenues
Operating leases, satellite services and other	$607,165	$600,853	$6,312	1.1%
Outright sales and sales-type leases	12,185	12,576	(391)	0.3%

Total revenues	619,350	613,429	5,921	1.0%

Costs and expenses
Cost of outright sales and sales-type leases	2,224	—	2,224
Depreciation and amortization expense	220,969	232,194	(11,225)	(4.8)%
Direct operating costs (exclusive of depreciation and amortization)	118,484	103,983	14,501	13.9%
Selling, general and administrative expenses	88,814	58,687	30,127	51.3%
Satellite impairment loss	99,946	—	99,946
Facilities restructuring and severance costs	4,508	1,390	3,118	224.3%
Transaction-related costs	155,035	—	155,035

Total operating costs and expenses	689,980	396,254	293,726	74.1%

Income (loss) from operations	(70,630)	217,175	(287,805)	(132.5)%
Interest expense, net	122,503	106,311	16,192	15.2%

Income (loss) before income taxes	(193,133)	110,864	(303,997)	(274.2)%
Income tax expense (benefit)	(95,215)	28,712	(123,927)	(431.6)%

Net income (loss)	$(97,918)	$82,152	$(180,070)	(219.2)%

Earnings (loss) per share—basic and diluted	$(0.16)	$0.13	$(0.29)	(223.1)%

        Revenues—The increase in total revenues was primarily attributable to additional government services revenues of $18.1 million related to our G2 operating segment and an increase in network services revenues of $6.8 million related to network resellers, data services within the Middle East and additional revenues related to VSAT applications in North America. Additionally, occasional services revenue increased by $2.2 million, due partially to the broadcast of the 2004 Summer Olympics and other revenues increased by $4.8 million due to additional consulting services revenues. These increases were partially offset by lower program distribution and DTH video revenues of $26.0 million primarily as a result of customer credit related issues in international regions (See "—Operating Segments" below).

        Cost of Outright Sales and Sales-type Leases—The cost of sales-type leases recorded during the nine months ended September 30, 2004 primarily relates to the adjustment of certain costs for outright sales and sales-type leases due to the August 2004 XIPS anomaly on Galaxy 10R. This increase to cost of sales-type leases of approximately $5.9 million was partially offset by the reversal of approximately $3.7 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization for the nine months ended September 30, 2004, was due primarily to lower depreciation on Galaxy 11, PAS-1R and Galaxy 4R of $21.0 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites over the past year. In addition, we recorded lower non-satellite depreciation of $4.5 million and lower depreciation on PAS-6 of $6.3 million due to the impairment loss in the first quarter of 2004 (See "—Satellite Technology" below). These decreases were partially offset by accelerated depreciation of $12.4 million due to reduced end of life estimates for Galaxy 10R and

PAS-6B for XIPS failures and depreciation of $6.3 million on Galaxy 12 and Galaxy 13, which were placed in service in May 2003 and January 2004, respectively.

        Direct Operating Costs (exclusive of depreciation and amortization)—The increase in direct operating costs was primarily due to:

  •
  Additional direct operating costs of our G2 operating segment of $13.7 million due to the growth of services to the U.S. government, partially driven by the 2003 acquisitions of HGS and Esatel.

  •
  $3.2 million of additional costs related to our Horizons joint venture, which commenced operations in January 2004.

  •
  Increased expenses of $4.1 million attributable to the growth of our consulting business.

  •
  $2.9 million of additional costs related to our expanded fiber service offerings, after the 2003 acquisition of Sonic.

        These increases were partially offset by reduced satellite insurance expense of $7.3 million and a $3.1 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003.

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was due primarily to the $29.6 million pre-tax charge recorded in relation to the write-off of a customer's long and short-term receivable balances during the second quarter of 2004.

        PAS-6 Impairment Loss—In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite (See "—Satellite Technology" below).

        Facilities Restructuring and Severance Costs—In the first nine months of 2004, we recorded a non-cash charge of $3.7 million related to our facilities restructuring plan and $0.8 million related to our teleport consolidation plan. The non-cash charge associated with our facilities restructuring plan includes a charge of approximately $2.3 million for a reduction in future anticipated sublease income related to one of our idle facilities. For the nine months ended September 30, 2003, these amounts represent severance costs related to our teleport consolidation of $2.8 million offset partially by $1.5 million of restructuring credits related to the signing of sublease agreements for amounts higher than originally estimated. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The increase in 2004 is due to costs incurred in relation to the Transactions. These costs consist of $138.2 million of costs related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and $2.3 million of costs related to the proxy solicitation and other costs.

        Income (Loss) from Operations—The decrease in income from operations was primarily due to the Transaction related costs of $155.0 million, the $99.9 million impairment loss for our PAS-6 satellite and the $29.6 million pre-tax charge described above.

        Interest Expense, Net—Interest Expense, net consisted of the following (in thousands):

	Nine Months Ended September 30,
			Dollar Change
	2004	2003
Gross interest expense	$133,542	$129,033	$4,509
Less: Interest income	6,789	11,416	(4,627)
Less: Capitalized interest	4,250	11,306	(7,056)

Total interest expense, net	$122,503	$106,311	$16,192

        Interest expense, net for the nine months ended September 30, 2004 increased primarily as a result of the following:

  •
  The write-off of $20.6 million of debt issuance costs during 2004 as a result of the repayment of certain indebtedness.

  •
  Additional interest expense after the Transactions, which resulted in additional incremental indebtedness for the company at higher average interest rates (See "Liquidity and Capital Resources—Long-term Debt" below).

  •
  Lower interest income of $4.6 million due primarily to lower average cash balances.

  •
  Lower capitalized interest during 2004 due to lower satellite construction in progress balances.

        These increases to interest expense, net were partially offset by the following:

  •
  Lower interest expense before the Transactions as a result of the repayments of debt made over the last year.

  •
  A pre-tax charge of $5.7 million recorded during the third quarter of 2003, as a result of the write-off of debt issuance costs associated with the portion of the credit facility that was prepaid in July 2003.

        Income Tax Expense (Benefit)—The decrease in income tax expense was due primarily to the income tax effect of costs recorded during the third quarter of 2004 related to the Transaction, the PAS-6 impairment loss recorded during the first quarter of 2004, and the write-off of the customer receivable balance in the second quarter of 2004. We estimate that our effective income tax rate will be a tax benefit of approximately 54.8% for 2004, as compared to a tax expense of approximately 26% for 2003.

Operating Segments

        Our operations are comprised of the following two segments:

  Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers. Our FSS segment also provides our G2 segment with satellite capacity. This revenue eliminates in consolidation.

  G2—Through G2, we provide global satellite and related telecommunications services to the Federal government, international government entities, and their contractors.

        Selected Segment Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
FSS	$191,945	$192,692	$570,154	$581,946
G2	20,497	21,780	64,918	46,813
Eliminations	(5,347)	(4,392)	(15,722)	(15,330)

Total revenues	$207,095	$210,080	$619,350	$613,429

Income (loss) from operations:
FSS	$(88,909)	$63,109	$(78,640)	$209,728
G2	2,685	3,340	8,010	7,447
Eliminations	—	—	—	—

Total income (loss) from operations	$(86,224)	$66,449	$(70,630)	$217,175

Segment EBITDA:
FSS	$156,236	$157,906	$459,254	$468,550

G2	$2,996	$3,494	$9,101	$7,653

        (See Reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment within Note 15 "Operating Segments" to our condensed consolidated financial statements.) Management encourages readers to use GAAP disclosures within this Form 10-Q to evaluate our results of operations. This non-GAAP information is included to aid the reader in understanding our GAAP financial statements.

  FSS Segment:

FSS Revenue by Service-Type

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
FSS Revenues:
Video	$118,941	$122,466	$350,178	$374,000
Network	53,573	54,535	164,509	157,686
Government	5,347	4,392	15,722	15,330
Other	14,084	11,299	39,745	34,930

Total FSS revenues	$191,945	$192,692	$570,154	$581,946

Three Months Ended:

        The decrease in FSS revenues for the three months ended September 30, 2004 of $0.7 million was primarily attributable to a decrease in video services revenues, partially offset by an increase in other services revenues as follows:

  Video Services—The decrease in video services of $3.5 million was primarily due to lower program distribution and DTH video revenues of approximately $5.7 million due to customer credit related issues. These decreases were partially offset by increases in occasional services revenue of $2.2 million resulting from the 2004 summer Olympics.

  Other Services—The $2.8 million increase in other service revenue is primarily due to additional consulting services revenues as compared to the same period in 2003.

Nine Months Ended:

        The decrease in FSS revenues for the nine months ended September 30, 2004 of $11.8 million was primarily attributable to lower video services revenues of $23.8 million, partially offset by increases in network services revenues of $6.8 million and other services revenues of $4.8 million as follows:

  Video Services—The decrease in video services revenues was primarily due to a decrease in program distribution and DTH video services revenues of $26.0 million, resulting primarily from customer credit related issues in international regions, some of which resulted in the second quarter 2004 charge of $29.6 million, which is more fully described above. This decrease was partially offset by an increase of $2.2 million in occasional services revenues resulting from the 2004 summer Olympics.

  Network Services—The increase in network services revenues is primarily due to additional revenue from network resellers, customers with data services within the Middle East and additional revenues from customers with VSAT applications in North America.

  Other Services—The increase in other services revenues is due primarily to additional consulting services revenues of $5.1 million during the nine months ended September 30, 2004 as compared to the same period in 2003.

        Income from Operations—The decrease in FSS income from operations for the three months ended September 30, 2004, was primarily due to the $154.5 million of costs recorded in relation to the Transactions (See "—Management Overview" above). The decrease in FSS income from operations for the nine months ended September 30, 2004 was primarily due to the $155.0 million of costs recorded in relation to the Transactions, the loss on the impairment of PAS-6 of $99.9 million and the $29.6 million pre-tax charge described above.

        Segment EBITDA—Segment EBITDA for the three months ended September 30, 2004 decreased $1.7 million as compared to the same period in 2003. This decrease is due primarily to lower FSS revenues for the three months ended September 30, 2004 of $0.7 million, as well as higher operating expenses of approximately $1.0 million as compared to 2003. Segment EBITDA for the nine months ended September 30, 2004 decreased approximately $9.3 million. This decrease was due primarily to lower revenues of $11.8 million discussed above, partially offset by lower operating expenses of approximately $2.5 million.

  G2 Segment:

        Revenue—The decrease in G2 segment revenues of $1.3 million for the three months ended September 30, 2004, as compared to the same period in 2003, was due to a decrease of $3.5 million in non-satellite bandwidth revenue, partially offset by an increase of $2.3 million in equipment sales, as compared to the same period in 2003. The increase in G2 segment revenues of $18.1 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, reflects a full nine months of operations in 2004 for the HGS and Esatel acquisitions made during 2003, as well as an increase in equipment-based sales of $4.4 million, satellite bandwidth sales of $4.2 million and non-satellite bandwidth sales of $3.2 million, as compared to the same period in 2003. The increase was also due to an increase of $6.5 million in revenues earned from our long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 15 satellite. This construction of the L-Band navigational payload began in October 2003.

        Income from operations and Segment EBITDA—Income from operations and Segment EBITDA decreased $0.7 million, and $0.5 million, respectively, for the three months ended September 30, 2004, as compared to the same periods in 2003. These decreases were primarily a result of the lower revenues earned during the three months ended September 30, 2004, as discussed above, partially offset by the related cost of sales. Income from operations and Segment EBITDA increased $0.6 million and $1.4 million, respectively, for the nine months ended September 30, 2004, as compared to the same period in 2003. These increases were primarily a result of the higher revenues earned during the nine months ended September 30, 2004, as discussed above, partially offset by the related cost of sales.

Contracted Backlog

        Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable to both satellites currently in orbit and those planned for future launch. As of September 30, 2004, we had contracted backlog for future services of $5.13 billion, which was up from $4.52 billion as of June 30, 2004. This increase was due primarily to contractual arrangements that were executed in connection with the Transactions of approximately $687 million, and a $77 million net reduction to contracted backlog as a result of other customer activity during the three months ended September 30, 2004 (primarily resulting from $197 million of customer billings during the quarter, partially offset by net new contracted backlog recorded as a result of the execution of customer contracts of approximately $120 million).

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

Satellite Deployment Plans and Operational Developments

        We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the first quarter of 2005 to serve as an in-orbit spare. We plan to replace Galaxy 5 at 125 degrees west longitude with Galaxy 12 in January 2005. We plan to launch Galaxy 15 in the second quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. We plan to launch Galaxy 16 in the second quarter of 2006 to replace Galaxy 4R at 99 degrees west longitude.

        In June 2004, we committed to purchase Galaxy 17, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16 and could serve as a replacement for Galaxy 10R. In addition, we plan to construct and launch replacement satellites for Galaxy 10R and PAS-6B prior to the end of their useful lives, although no commitments have been made for the procurement of these satellites.

        On August 3, 2004, the secondary XIPS on PanAmSat's Galaxy 10R satellite experienced an unexpected shutdown, subsequently determined to be a permanent failure. XIPS is an electronic propulsion system that maintains a satellite's in-orbit position. This event has not affected service to any of our customers. The primary XIPS on this satellite had previously failed. The satellite is operating normally on its backup bi-propellant propulsion system, which has proven to be a highly reliable propulsion system with extensive flight experience. In the absence of the primary and secondary XIPS, this satellite is expected to operate normally on its available bi-propellant fuel for over three years. Prior to this event, Galaxy 10R was scheduled to have an estimated end of useful life in 2015.

        We do not expect this event to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result, there should be no material impact on services, revenues or satellite operations. In addition, we do not believe that this event will affect our contracted backlog because the remaining fuel for the backup bi-propellant propulsion system should provide ample time to seamlessly transition customers to a new or replacement satellite and substantially all of our customer contracts would continue in effect on their terms on such new or replacement satellite.

        This event will result in acceleration to the 2004-2007 timeframe of planned capital expenditures to replace this satellite. We have contractual arrangements in place that would allow us to procure the construction and launch of a replacement satellite. Galaxy 10R is insured and in August 2004 we made a claim under its insurance policies. In November 2004, our insurers confirmed to us their agreement to settle the Galaxy 10R insurance claim by payment to the company of approximately $75.3 million. These insurance proceeds, which are expected to be received by the end of the fourth quarter of 2004, will be used to partially offset the replacement cost of Galaxy 10R.

        As a result of this event, we have recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million will be recorded during the fourth quarter of 2004, offsetting the third quarter losses. Upon settlement of the Galaxy 10R insurance claim in November 2004, the expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $5 million per year.

        We operate three other Boeing 601 HP satellites that continue to operate normally with XIPS as their primary propulsion system. Two of these satellites (PAS-9 and PAS-10) have over 6 years of bi-propellant fuel and the third (Galaxy 13/Horizons 1), which also has a more robust XIPS than its predecessors, has over 11 years of bi-propellant fuel.

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

Liquidity and Capital Resources

  Cash and Cash Equivalents

        At September 30, 2004, we had cash and cash equivalents of $48.2 million, compared to $511.2 million at December 31, 2003. During the nine months ended September 30, 2004 we recorded the following significant transactions impacting cash and cash equivalents:

  •
  Generated $167.1 million of cash flows from operations.

  •
  Made $108.3 million of capital expenditures.

  •
  Repaid approximately $1.44 billion of debt, including $1.05 billion that was repaid in August 2004 in relation to the Transactions, $42.6 million of borrowings under our revolving credit facility that were repaid in September 2004 and $350 million of debt that was repaid under the Term Loan B-1 Facility of our Old Credit Facility during the six months ended June 30, 2004.

  •
  Issued approximately $3.51 billion of new debt obligations in connection with the Transactions (see "Long-term Debt" below).

  •
  Received $286.9 million of insurance proceeds.

  •
  Paid approximately $307.1 million of costs related to the Transactions, including $152.1 million of costs that were capitalized to debt issuance costs and stockholders equity within our consolidated balance sheet as of September 30, 2004 and $155.0 million that were expensed as Transaction-related costs within our condensed consolidated statement of operations for the nine months ended September 30, 2004.

  •
  Repurchased 418,291,126 of treasury shares (adjusted for the August 20, 2004 stock split) for approximately $2.78 billion.

  •
  Included in cash flows from operations is $134.5 million of interest payments made during the first nine months of 2004 relating to our debt and incentive obligations.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Dollar Change
	(In thousands)
Net cash provided by operating activities	$167,051	$322,103	$(155,052)
Net cash provided by (used in) investing activities	217,021	(58,463)	275,484
Net cash provided by (used in) financing activities	(847,444)	(551,232)	(296,212)

        The decrease in the net cash provided by operating activities was primarily due to $155.0 million of transaction-related costs that were expensed within our condensed consolidated statement of operations during the nine months ended September 30, 2004. Additionally, there was a $26.1 million decrease in cash provided by prepaid expenses and other assets resulting from increased progress payments recorded during the nine months ended September 30, 2004 in relation to the construction of the L-band navigational payload on Galaxy 15, as well as an increase in cash used for prepaid insurance, including satellite insurance. These decreases in cash flows from operations were partially offset by a decrease in cash used within accounts payable and accrued liabilities of $12.4 million and a decrease in cash used within operating leases and other receivables of $21.7 million. The decrease in cash used within accounts payable and accrued liabilities was primarily a result of a decrease in cash used for accounts payable due to outstanding vendor invoices for satellites under construction as of September 30, 2004, as well as changes in accrued interest and scheduled interest payment as a result of the new debt incurred in relation to the Transactions. The decrease in cash used within operating leases and other receivables was primarily attributable to improved collections of customer receivables during the nine months ended September 30, 2004, as compared to the same period in 2003.

        The increase in net cash provided by investing activities was primarily due to the receipt of $286.9 million of insurance proceeds during 2004 and a change of $5.5 million related to short-term investments. During the nine months ended September 30, 2004, we had net sales of short-term investments of $38.9 million as compared to net sales of short-term investments of $44.4 million during the nine months ended September 30, 2003. These increases were partially offset by:

  •
  An increase in capital expenditures of $21.1 million.

  •
  A decrease in cash paid for acquisitions of $15.2 million, as a result of the 2003 acquisitions of HGS and Esatel. We have not made any acquisitions during 2004.

        The increase in cash used within financing activities was primarily due to cash activity related to the Transactions during the nine months ended September 30, 2004 including the repayment of long-term debt, issuance of new debt, payment of costs related to the Transactions and the repurchase of treasury shares described above. Additionally, we repaid $350 million of debt under the Term Loan B-1 Facility of our Old Credit Facility during the six months ended June 30, 2004 and recorded approximately $16.3 million of new satellite incentive obligations related to the Galaxy 13/Horizons 1 satellite in January 2004.

  Long-term Debt

        In connection with the Transactions, we (i) entered into a new Senior Secured Credit Facility consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010 million of our 9% Senior Notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our Old Credit Facility; (iv) completed a tender offer for substantially all of our $275 million 6.125% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        As of September 30, 2004, long-term debt consisted of the following (in thousands):

6 1/8% Notes due 2005	$24,156
6 3/8% Notes due 2008	150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	798,810
Term Loan B due 2011	1,660,000
9% Senior Notes due 2014	1,010,000

3,769,156
Less: current maturities	95,416

Total Long-Term Debt	$3,673,740

        At September 30, 2004 we had total debt outstanding of approximately $3.769 billion, including aggregate current maturities of $95.4 million relating to our 6 1/8% Senior Notes due 2005 and the quarterly principal payments on the Term A Facility and the Term B Facility under the Secured Credit Facility described below.

        Our Senior Secured Credit Facility is comprised of a $250.0 million Revolving Facility, which will terminate in August 2009, an $800.0 million Term A Facility, which matures in August 2009, and a $1,660 million Term B Facility, which matures in August 2011. At September 30, 2004, the interest rates on the Term A Facility and Term B Facility were LIBOR plus 2.50% and LIBOR plus 2.75%, respectively, and the Revolving Facility was undrawn. These rates are subject to change based on our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the Revolving Facility and the Term A Facility, if any, which, as of September 30, 2004 on an annual basis was 0.50%. As of September 30, 2004 we had outstanding letters of credit totaling

$36.1 million. Outstanding letters of credit reduce our ability to borrow against the Revolving Facility by an equivalent amount. Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.50% as of September 30, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

        The $1,010 million Senior Notes bear interest at an annual rate of 9.0%. The 9% Senior Notes require interest payments to be made semi-annually and mature on August 15, 2014.

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by our Senior Secured Credit Facility, we repaid our Term A Facility by the amount of the 8 1/2% Senior Notes that remained outstanding after the tender offer.

        On August 22, 2004, we completed a tender offer to purchase any and all of the outstanding $275.0 million aggregate principal amount of our 6.125% Notes due 2005 for cash. On October 22, 2004, we completed a redemption of our remaining $24.2 million 6.125% Notes due 2005 that were not purchased in the tender offer from cash on hand.

        We also had outstanding ten and thirty-year fixed rate notes totaling $275 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2004, are $150 million at 6.375% due 2008 and $125 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        In June 2004, we repaid the $349.1 million outstanding balance under the Term Loan B-1 Facility of our Old Credit Facility from available cash on hand.

        On July 14, 2003, we made an optional pre-payment of $350 million against our Old Credit Facility from available cash on hand.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of September 30, 2004, we were in compliance with all such covenants. The indenture governing our 9% Senior Notes due 2014 and our Senior Secured Credit Facility contain financial ratios that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to adjustments required in calculating covenant ratios and compliance under the indentures governing our 9% Senior Notes due 2014 and our Senior Secured Credit Facility. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in our Senior Secured Credit Facility could result in the requirement to immediately repay all amounts outstanding under such facilities, and non compliance with the debt incurrence ratios contained in our 9% Senior Notes due 2014 would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions. While the determination of required adjustments to net income (loss) is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above.

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(76,655)	$20,996	$(97,918)	$82,152
Interest expense, net	57,794	38,904	122,503	106,311
Income tax expense (benefit)	(67,363)	6,549	(95,215)	28,712
Depreciation and amortization	74,322	85,018	220,969	232,194

EBITDA	$(11,902)	$151,467	$150,339	$449,369
Adjustment of sales-type leases to operating leases(a)	6,608	5,785	19,035	16,921
Effect of Galaxy 10R anomaly(b)	9,090	—	9,090	—
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	2,080	727	4,508	1,390
Reserves for long-term receivables and sales-type leases(e)	(3,727)	—	24,419	2,112
Reversal of allowance for customer credits(f)	1,800	2,700	7,200	5,400
Transaction-related costs(g)	154,535	—	155,035	—
Other items(h)	748	721	(1,217)	1,011

Adjusted EBITDA	$159,232	$161,400	$468,355	$476,203

(a)
For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

(b)
For the three and nine months ended September 30, 2004 amounts represent certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R.

(c)
For the nine months ended September 30, 2004, satellite impairment represents the pre-tax non-cash impairment charge related to the anomalies experienced by our PAS-6 satellite during the three months ended March 31, 2004, which resulted in this satellite being de-orbited on April 2, 2004. See "Satellite Technology" above.

(d)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See "Facilities Restructuring and Severance Costs" below.

(e)
For the three months ended September 30, 2004, the adjustment represents the reversal of reserves established in relation to our sales-type leases. For the nine months ended September 30, 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the three months ended September 30, 2004. For the nine months ended September 30, 2003, represents the amount of long-term receivables that were evaluated to be uncollectible and were reserved for during the period.

(f)
For all periods presented, we recorded an allowance for customer credits related to receivables from a customer affiliated with News Corporation, as collectability was not reasonably assured. In connection with the Transactions, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and nine months ended September 30, 2004 amounts represent the costs incurred in relation to the Transactions. These costs consisted of $138.2 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs.

(h)
For the three months ended September 30, 2004, other items consists of (i) $0.5 million of non-cash stock compensation expense and (ii) $0.2 million of expenses for management advisory services from the Sponsors. For the three months ended September 30, 2003, other items consists of $0.7 million of non-cash stock compensation expense. For the nine months ended September 30, 2004, other items consists of (i) $2.5 million of non-cash reserve adjustments and $1.3 million of gain on disposal of assets, partially offset by (w) $0.3 million of transaction costs related to acquisitions not consummated, (x) $1.9 million of non-cash stock compensation expense, (y) $0.2 million loss from an investment accounted for by the equity method and (z) $0.2 million of expenses for management advisory services from the Sponsors. For the nine months ended September 30, 2003, other items consists of (i) $1.2 million of transaction costs related to acquisitions not consummated and (ii) $1.2 million of non-cash stock compensation expense, partially offset by a $1.4 million reserve adjustment.

  Capital Expenditures

        We expect our significant cash outlays will continue to be primarily capital expenditures related to the construction and launch of satellites and debt service costs. We have satellites in various stages of development, for which we have budgeted capital expenditures. We currently expect to spend approximately $165 million on capital expenditures during 2004, which will primarily be comprised of costs to construct, insure and launch satellites.

  Facilities Restructuring and Severance Costs

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. On October 28, 2004, we sold our Spring Creek teleport as described below. This teleport consolidation plan includes the disposal of land, buildings and equipment located at these teleports and severance related costs for approximately 40 employees that will be required to perform services through the date of closure. During the year ended December 31, 2003 and for the nine months ended September 30, 2004, we recorded charges of $4.2 million and $0.8 million, respectively, related to this teleport consolidation plan, primarily representing severance costs.

        In addition to the fourth quarter gain on the sale of our Spring Creek teleport described below, we estimate that this teleport consolidation plan will result in approximately $6 million of costs from January 2003 through the end of 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As of September 30, 2004, the assets of the Spring Creek teleport of $3.3 million were reflected as "Assets Held for Sale" on our consolidated balance sheet. As a result of the completion of this sale, we recorded a pre-tax gain on the disposal of land buildings and equipment of approximately $11.1 million in October 2004. The Spring Creek teleport is not significant to our consolidated operating results or financial position.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the nine months ended September 30, 2004 we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, in the first quarter of 2004 we recorded a non-cash charge of approximately $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities.

        During the nine months ended September 30, 2004 we made cash payments of $0.4 million related to the 2003 reduction in workforce.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Total Debt:
Senior Secured Credit Facility	$2,458,810	$71,260	$353,200	$453,200	$1,581,150
9% Senior Notes Due 2014	1,010,000	—	—	—	1,010,000
Other Notes(1)	300,346	24,156		150,000	126,190

Total	3,769,156	95,416	353,200	603,200	2,717,340
Interest payments(2)	2,170,637	251,780	535,913	507,811	875,133
Satellite Incentive Obligations	123,913	13,218	25,682	25,175	59,838
Operating Leases	33,200	5,701	10,333	9,405	7,761
Satellite Construction and Launch Contracts	181,268	125,510	14,188	2,286	39,284
Customer Contracts	45,115	14,763	11,948	9,368	9,036
Vendor Contracts	53,818	12,160	16,602	10,944	14,112

Total Contractual Obligations	$6,377,107	$518,548	$967,866	$1,168,189	$3,722,504

(1)
Consists of $150.0 million of 6 3/8% Senior Notes due 2008, $1.2 million of 8 1/2% Senior Notes due 2012 and $125.0 million of 6 7/8% Senior Debentures due 2028 and $24.2 million of 6 1/8% Senior Notes due 2005, which we redeemed in October 2004.

(2)
Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt and incentive obligations are based upon our estimate of future interest rates.

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of June 30, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite.

The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of September 30, 2004, we had $123.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of September 30, 2004, we had approximately $159.7 million of expenditures remaining under existing satellite construction contracts and $21.6 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of September 30, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        Through September 30, 2004, we had made approximately $171.2 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for Galaxy 16, which will replace our Galaxy 4R satellite in early 2006.

        In April 2004, we entered into a commitment for the construction of Galaxy 16. In June 2004, we paid The DIRECTV Group $28.5 million to fully reimburse amounts previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17 an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 16. The aggregate commitment related to these construction agreements is approximately $200 million, which will be paid over the next two years.

        We plan to construct and launch replacement satellites for Galaxy 10R and PAS-6B prior to the end of their useful lives, although no commitments have been made for the procurement of these satellites.

Satellite Insurance

        On August 31, 2004, we filed a proof of loss under the insurance policy for our Galaxy 10R spacecraft after the secondary XIPS on this satellite permanently failed. In November 2004, our insurers confirmed to us their agreement to settle this claim for approximately $75.3 million. These insurance proceeds, which are expected to be received by the end of the fourth quarter of 2004, will be used to partially offset the replacement cost of Galaxy 10R.

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

        On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R spacecraft after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83 percent of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17 percent of the insurance coverage on this satellite. The settlement with the insurer representing 17 percent coverage included a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We plan to replace this satellite with Galaxy 16 prior to the end of its useful life using the insurance proceeds and a launch service contract that we had purchased previously.

        During the first quarter of 2004 we received $286.9 million of insurance proceeds under the insurance policies for Galaxy 11, PAS-1R and Galaxy 4R satellites. These proceeds were held in a collateral account and were classified as restricted cash pursuant to the terms of our Old Credit Facility until those restrictions were lifted in June 2004.

        As of September 30, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of approximately $828.9 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $899.7 million. We have 17 uninsured satellites in orbit. The uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, Galaxy 5 and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1.0 million. Our Galaxy 12 and Galaxy 9 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 (See "Satellite Deployment Plans and Operational Developments" above). The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $310.8 million as of September 30, 2004.

        Of the insured satellites, as of September 30, 2004, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure ("Significant Exclusion Policies"). The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.7 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of over 11 years.

        At September 30, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.0 billion. Of this amount, $753.7 million related to uninsured satellites and $273.0 million related to satellites insured by Significant Exclusion Policies.

Operating Leases

        We have commitments for operating leases primarily relating to equipment, our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of September 30, 2004, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $33.2 million.

Customer and Vendor Obligations

        We have certain contracts with our customers which require that we provide equipment, services and other support to these customers during the course of the related contracts. As of September 30, 2004, we had commitments under these customer contracts which aggregated approximately $45.1 million related to the provision of equipment, services and other support.

        We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of September 30, 2004, we had commitments under these vendor contracts, which aggregated approximately $53.8 million, related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. As a change in control of The DIRECTV Group and PanAmSat have occurred, these agreements will apply if an involuntary termination of the executive occurs during the period specified by the agreement. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be in the range of $4 million to $5 million.

        Certain of our other executives have change-in-control severance agreements which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. The Transactions resulted in a change-in-control of PanAmSat under these agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be approximately $5 million in addition to the costs described above with respect to our senior executives.

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of $36 million. To date, we have paid cash of approximately $1 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75 million of such taxes and 100% of such taxes in excess of the first $75 million. As a result, our net tax liability related to these periods is capped at $15 million (See "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

New Accounting Pronouncements

        There are no issued statements awaiting implementation that are expected to have a material impact on our financial statements.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges, to manage market risks. Additional information regarding our interest rate hedge is contained within "—Liquidity and Capital Resources—Long-term Debt" above. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

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

        We did not experience any material changes in interest rate exposures during the nine months ended September 30, 2004. Based upon economic conditions and leading market indicators at September 30, 2004, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

        As of September 30, 2004, long-term debt consisted of fixed-rate borrowings of approximately $1.31 billion, $2.46 billion of floating rate debt, and a fixed interest rate hedge obligation in a notional amount of $100 million (See "—Liquidity and Capital Resources—Long-term Debt" above). We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact results of operations and cash flows. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at September 30, 2004 would be a reduction in cash flows of approximately $11.0 million and a reduction in net income of approximately $7.0 million.

        Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At September 30, 2004, outstanding fixed-rate borrowings bore interest at rates ranging from 6 1/8% to 9%, and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $68.5 million and $2.6 million as of September 30, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks."

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT CORPORATION

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $7.3 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $36 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of $36 million. To date, we have paid cash of approximately $1 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us for certain of our tax obligations, including foreign withholding tax obligations.

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 13, 2004, at the annual meeting of stockholders of the company, the following matters were voted upon:

  •
  A proposal to adopt the Transaction Agreement, dated as of April 20, 2004, governing the Transactions, was approved with 140,009,964 votes "FOR," 38,112 votes "AGAINST," 5,616 abstentions and 2,533,454 broker non-votes.

  •
  A proposal to elect the following persons to the Board of Directors was approved as follows:

Nominee	For	Withheld
Chase Carey	138,299,852	4,287,294
Bruce B. Churchill	139,266,153	3,320,993
Patrick J. Costello	138,750,393	3,836,753
Patrick T. Doyle	139,265,453	3,321,693
Eddy W. Hartenstein	139,383,258	3,203,888
Dennis F. Hightower	142,400,150	186,996
James M. Hoak	142,470,950	116,196
Larry D. Hunter	139,336,153	3,250,993
Stephen R. Kahn	142,521,139	66,007
Joseph R. Wright, Jr.	139,333,170	3,253,976
  •
  A proposal to ratify the selection of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2004 was approved with 142,161,835 votes "FOR," 410,573 votes "AGAINST" and 14,738 abstentions.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

(a)	2.1
Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc., incorporated herein by reference to exhibit 10.86 of PanAmSat Corporation's Quarterly Report on form 10-Q for the period ended March 31, 2004.
2.2
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation, incorporated herein by reference to exhibit 99(d)(3) of PanAmSat Corporation's amended Transaction Statement on Schedule 13E-3/A filed on August 12, 2004.
	2.3	Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc. *
	3.1	Certificate of Incorporation of PanAmSat Corporation.*
	3.2	Bylaws of PanAmSat Corporation.*
	4.1	Indenture, dated August 20, 2004, among the PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee.*
4.2
Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corporation, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein.*
10.1
Credit Agreement dated as of August 20, 2004, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents.*
	10.2	2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Corporation on August 20, 2004.*
	10.3	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter.*
	10.4	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr.*
	10.5	Form of Stock Option Agreement, dated August 20, 2004.*
	10.6	Registration Rights Agreement, dated as of August 20, 2004, among PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC.*
10.7
Stockholders Agreement of PanAmSat Corporation, dated as of August 20, 2004, among PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P.*
	10.8	Form of Management Stockholder's Agreement, dated August 20, 2004.*
	10.9	Form of Sale Participation Agreement, dated August 20, 2004.*
	10.10	Form of Rollover Agreement, dated August 20, 2004.*

10.11	Management Services Letter from Kohlberg Kravis Roberts & Co. L.P. to PanAmSat Corporation, dated August 20, 2004.*
10.12	Management Services Letter from TC Group, L.L.C. to PanAmSat Corporation, dated August 20, 2004.*
10.13	Management Services Letter from Providence Equity Partners IV Inc. to PanAmSat Corporation, dated August 20, 2004.*
10.14	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan.*
10.15	Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan.*
10.16	Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan.*
10.17	Amended and Restated PanAmSat Corporation Annual Incentive Plan.*
10.18	Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT CORPORATION
November 15, 2004
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PART I. FINANCIAL INFORMATION
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS)
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)
FSS Revenue by Service-Type
PANAMSAT CORPORATION PART II—OTHER INFORMATION
SIGNATURE