Form 10-Q/A
period 2004-09-30
PANAMSAT CORP /NEW/
filed 2004-11-19
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to PanAmSat Corporation's (which is referred to as "we," "our," the "Company" or "PanAmSat") Quarterly Report on Form 10-Q originally filed on November 15, 2004 ("Original Form 10-Q") eliminates the presentation of earnings (loss) per share within our consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, as this information is not required under Statement of Financial Accounting Standards No. 128, or SFAS 128, "Earnings Per Share". As of August 20, 2004, we completed the Transactions (as defined within Note 2 to our Condensed Consolidated Financial Statements that follow), and therefore, no longer have public equity outstanding. As such, we are not required by SFAS 128 to present earnings per share in our consolidated financial statements.

        Items 1 and 2 of Part I have been amended to reflect this change. This amendment does not otherwise update information in the Original Form 10-Q to reflect facts or events subsequent to the date of the original filing. These revisions do not affect consolidated net income, total assets, liabilities, stockholders' equity or cash flows.

        Weighted average shares outstanding and basic and diluted reported and pro forma loss per share for the three and nine months ended September 30, 2004, as previously reported within the Original Form 10-Q, were incorrect due to a miscalculation of the weighted average shares outstanding for these periods. The revised weighted average shares outstanding for the three and nine months ended September 30, 2004 were 412,891,000 and 574,550,000, respectively. The revised reported and pro forma basic and diluted loss per common share for the three months ended September 30, 2004 were $(0.19) per share. The revised reported and pro forma basic and diluted loss per common share for the nine months ended September 30, 2004 were $(0.17) per share.

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

        The following table illustrates the effect on net income as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

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

        We entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Transactions at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Transactions, The DIRECTV Group paid us $9.2 million for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation (See Note 2 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

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
	(In thousands, except percentages)
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
	(In thousands, except percentages)
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
2.3	Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc. **
3.1	Certificate of Incorporation of PanAmSat Corporation.**
3.2	Bylaws of PanAmSat Corporation.**
4.1	Indenture, dated August 20, 2004, among the PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee.**
4.2
Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corporation, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein.**
10.1
Credit Agreement dated as of August 20, 2004, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents.**
10.2	2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Corporation on August 20, 2004.**
10.3	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter.**
10.4	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr.**
10.5	Form of Stock Option Agreement, dated August 20, 2004.**
10.6	Registration Rights Agreement, dated as of August 20, 2004, among PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC.**
10.7
Stockholders Agreement of PanAmSat Corporation, dated as of August 20, 2004, among PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P.**
10.8	Form of Management Stockholder's Agreement, dated August 20, 2004.**
10.9	Form of Sale Participation Agreement, dated August 20, 2004.**
10.10	Form of Rollover Agreement, dated August 20, 2004.**

10.11	Management Services Letter from Kohlberg Kravis Roberts & Co. L.P. to PanAmSat Corporation, dated August 20, 2004.**
10.12	Management Services Letter from TC Group, L.L.C. to PanAmSat Corporation, dated August 20, 2004.**
10.13	Management Services Letter from Providence Equity Partners IV Inc. to PanAmSat Corporation, dated August 20, 2004.**
10.14	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan.**
10.15	Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan.**
10.16	Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan.**
10.17	Amended and Restated PanAmSat Corporation Annual Incentive Plan.**
10.18	Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004.**
10.19	Letter Agreement between PanAmSat Corporation and Michael Inglese, dated August 20, 2004.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

**
Previously filed.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT CORPORATION
November 19, 2004
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

EXPLANATORY NOTE
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
PANAMSAT CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS)
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS SEPTEMBER 30, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)
FSS Revenue by Service-Type
PANAMSAT CORPORATION PART II—OTHER INFORMATION
SIGNATURE