Form 10-K
period 2004-12-31
PANAMSAT CORP /NEW/
filed 2005-03-22
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
None

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

Yes ☐    No ☒

        As of March 21, 2005, an aggregate of 548 shares of our common stock were outstanding.

        In this annual report, unless the context otherwise requires or it is otherwise indicated, all references to (1) "we", "us" and "our" refer to PanAmSat Corporation and its subsidiaries and (2) "Holdco" refers to PanAmSat Holding Corporation and not its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This annual report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "may", "might", "will", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Risk Factors" and elsewhere in this annual report.

        The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

  •
  risks associated with operating our in-orbit satellites;

  •
  satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

  •
  our ability to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all;

  •
  possible future losses on satellites that are not adequately covered by insurance;

  •
  domestic and international government regulation;

  •
  changes in our contracted backlog or expected contracted backlog for future services;

  •
  pricing pressure and overcapacity in the markets in which we compete;

  •
  inadequate access to capital markets;

  •
  competition;

  •
  customer defaults on their obligations owed to us;

  •
  our international operations and other uncertainties associated with doing business internationally;

  •
  our high level of indebtedness;

  •
  limitations on our ability to pursue growth opportunities as a result of our dividend policy;

  •
  litigation; and

  •
  the other factors discussed in more detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Risk Factors".

        We caution you that the foregoing list of important factors is not exclusive. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this annual report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.panamsat.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

PART I

Item 1. Business

Overview

        We are a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 23 in-orbit satellites. We lease transponder capacity on our satellites to a variety of customers, including: cable television systems, television broadcasters, direct-to-home, or DTH, television systems, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. The services that we provide to our customers are generally mission critical and our key customer relationships have been built over many years. Our customers include some of the world's leading media and communications companies, such as Time Warner, Inc. (including HBO, TBS and CNN), the BBC, The News Corporation (including the Fox family of channels and The DIRECTV Group), Sony, Viacom (including MTV and Nickelodeon), China Central Television, Doordarshan (India), Comcast and The Walt Disney Company (including ABC and ESPN) as well as civilian and military government agencies and contractors. Through our satellite-based video distribution business, we believe we distribute more television channels over our network than any other company in the world.

        We operate in the fixed satellite services, or FSS, segment, the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations and substantial contracted backlog. In 2003, the FSS industry generated revenues of approximately $6.6 billion according to Euroconsult. As of December 31, 2004, we had approximately $4.90 billion in contracted backlog.

        We believe the FSS industry will benefit from, among other things, the increased transmission of HDTV signals and the increased reliance of governments on commercial satellite capacity for civilian and military applications. We believe that demand for large, cost effective private networks made possible through the combination of our satellite network's broad geographic coverage and the use of small, low-cost terrestrial satellite terminals, commonly referred to as VSATs (very small aperture terminal), will be an additional source of growth, especially in international markets where terrestrial networks are not well developed.

        Our in-orbit fleet, which includes two in-orbit backup satellites, is one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through a fleet of owned satellites. We have an extensive terrestrial network available to support the needs of our customers. We have seven technical facilities in the United States, which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

        On August 20, 2004, affiliates of Kohlberg Kravis Robert and Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of our outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of our common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors."

        PanAmSat Holding Corporation, or Holdco, is a recently formed Delaware corporation that is owned by the Sponsors and certain members of management and our board of directors. On October 8, 2004, these stockholders contributed all of our common stock held by them to Holdco in exchange for a pro rata share of Holdco's common stock. As a result, we became a wholly-owned subsidiary of

Holdco. Holdco does not have, apart from its ownership of us, any independent operations. Holdco is currently undertaking an initial public offering of its common stock, which is expected to close shortly.

Background

        We are a market leader in the FSS industry. FSS operators use satellites that are located in designated GEO slots 22,300 miles above the equator. The position of these satellites makes them appear to be at a fixed point above the earth. Receiving antennas, once pointed at a fixed satellite, need not be moved.

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

        The most important aspect of a GEO satellite is its ability to provide equally accessible coverage of a very large geographic area at once, in certain circumstances up to an entire hemisphere. Any antenna on the ground inside the satellite coverage area, or footprint, can receive the same transmission, and can be installed for the same incremental cost. GEO satellites receive radio communications from one or more origination points and distribute them to a single point or multiple receivers within the transmission range of the satellites' beams.

        GEO satellites are well suited for connecting a number of locations that cannot otherwise be connected efficiently.

        Because the cost of satellite services does not increase with distance or the number of receivers, GEO satellites are used for:

  •
  the distribution of television and radio signals to cable television operators, television network affiliates, local radio stations and other redistribution systems;

  •
  DTH transmissions of video and audio programming;

  •
  data networking services, which include voice, data and video transmissions within private networks;

  •
  Internet access and content distribution, including connecting international ISPs to the U.S. Internet backbone where there is a lack of terrestrial fiber, and distributing Internet Protocol content in a point-to-multipoint manner; and

  •
  international and domestic telecommunications services, complementing fiber optic and coaxial cable backbone networks.

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

        Ka-band.    These frequencies have the shortest wavelength of the three principal commercial fixed satellite bands. Currently, Ka-band frequencies are not widely utilized. While Ka-band allows for very small antennas, it requires high-power beams to be concentrated on smaller geographical areas. New applications, such as certain types of two-way communications, are being developed for these frequencies.

Our Services

        Our operations are comprised of the following two segments, FSS and government services, or G2:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide telemetry, tracking and control, or TT&C, and network services to customers.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities and their contractors.

        We derive our revenues primarily from our video and network services. For the years ended December 31, 2002, 2003 and 2004, we derived our revenues from the following service areas:

	Year Ended December 31,
Services
	2002	2003	2004
Video services	66%	60%	57%
Network services	24	25	26
Government services	3	9	10
Other services	7	6	7

Total	100%	100%	100%

        Revenues derived from affiliates of The DIRECTV Group and The News Corporation comprised approximately 15% and 11%, respectively, of total revenues for the year ended December 31, 2004. No other customers provided us with revenues in excess of 10% of total revenues during this period.

Fixed Satellite Services segment

        Our FSS segment is comprised of the following:

  Video services

        We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for over 300 content providers worldwide. Our video services are comprised of four categories:

  •
  Video distribution services—full-time transmission of television programming to cable systems, network affiliates and other redistribution systems;

  •
  DTH television services—full-time transmission of multiple television channels for household reception;

  •
  Full-time contribution services—transmission of news, sports and entertainment segments to cable and broadcast centers around the world; and

  •
  Occasional use services—short-term satellite services that we provide to broadcasters when they need on-the-scene coverage of sporting events and breaking news.

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

        We deliver television programming to virtually all cable systems in the United States. We also operate satellites for the distribution of television programming to cable and other redistribution systems in Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. To attract and retain high quality customers, we have created "cable neighborhoods" in which popular television channels act as the "anchor tenants" on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because these companies already have their antennas pointed toward these "cable neighborhoods," our experience has been that other programmers also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenues. Of our 23 satellites in orbit, 11 are part of cable neighborhoods around the world, with six serving the United States, two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

        To capitalize further on our cable neighborhood concept, in November 2000, we introduced our "Power of Five" program. Under this program, over 9,200 qualified cable head-ends in the United States are eligible to receive or have received free equipment. A cable "head-end" is a location which receives satellite transmissions and distributes them to a cable television company's subscribers. This equipment enables access to five Galaxy satellites in the U.S. cable neighborhood using just two antennas. The program expands our U.S. cable neighborhood to include Galaxy 3C and Galaxy 13/Horizons 1. Under this program we provide participating cable operators with the required equipment free of charge, which they are required to use exclusively to receive our satellite signals. Partly as a result of this program, as of December 31, 2004, cable operators representing nearly 100% of the cable subscribers in the U.S. were able to access three of these satellites and 70% of such cable operators were able to access all five of these satellites.

        DTH television services.    Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer's home from our satellites. Digital transmissions over DTH platforms offer television viewers superior picture and sound quality and increased channel capacity for programming and pay-per-view options. Our global system transmits more than 750 DTH television and audio channels worldwide for seven DTH operators through long-term contracts. Because their subscribers have their receiving equipment pointed at our satellites, the cost for a DTH service provider to switch to a different satellite would be significant.

        Full-time contribution services.    We provide broadcasters with satellite transmission services for the transmission of news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

        Occasional use services.    We provide broadcasters with satellite transmission services for the timely broadcast of news, sports and events coverage on a short-term basis. This service is designed to enable broadcasters to conduct on-the-scene transmissions using small, portable antennas and to receive the transmissions at their broadcast centers or affiliate stations. We conducted approximately 130,000, 110,000 and 100,000 hours of total special events transmissions in 2002, 2003 and 2004, respectively. For example, we delivered over 22,500 hours of live coverage for the 2004 Summer Olympics. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, who package domestic U.S. transponder capacity for their broadcast, business, educational and government customers.

        Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenues we derive from them are not typically reflected in our contracted backlog.

        Video service customers.    The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

Video Distribution Services	DTH Services	Full-time Contribution Services
BBC	DIRECTV Latin America	Australian Broadcasting Corporation
Comcast	MultiChoice (South Africa)	CNN
China Central Television	Sky Brazil	NHK
Doordarshan (India)	Sky Mexico	FOX
The News Corporation (including the Fox family of channels and The DIRECTV Group)	Sky Multi-Country Partners	ABC
NHK (Japan)
Sony
Starz!
Viacom (including MTV and Nickelodeon)
The Walt Disney Company (including ABC and ESPN)
Time Warner, Inc. (including HBO, Turner Broadcasting System and CNN)

  Network services

        We provide satellite transponder capacity and other satellite and terrestrial network services to telecommunications carriers, multinational corporations and network service providers for relaying voice, video and data communications globally. Our network services are comprised of three categories:

  •
  Private business network services—satellite capacity that we provide for secure, high speed corporate data networks, such as VSATs, used in a variety of business functions;

  •
  Internet services—satellite capacity that we provide to ISPs for high data rate Internet connections and point-to-multipoint content distribution; and

  •
  Carrier services—satellite capacity that we provide to telecommunications carriers for voice, video or data communications networks for businesses and other users.

        Private business network services.    We provide satellite services to companies that furnish networks for end users in the United States, Latin America, Europe, Africa and Asia. We also provide capacity directly to owners-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information.

        A VSAT network consists of many VSAT remote sites, a central hub with a large antenna, which enables the connection of all VSATs in the network, and satellite transponder capacity. Our teleports have the capability of serving as the central hub for our customers' VSATs. We expect growth in the use of VSATs to continue, particularly in less developed countries, as more businesses realize the benefits of communicating by a VSAT network, principally due to the following benefits of VSATs:

  •
  high quality and dedicated transmission availability;

  •
  the capability of transmitting extremely large data flows;

  •
  fixed transmission costs, insensitive to distance or the number of receiving stations; and

  •
  the ability to rapidly and cost-effectively deploy VSAT networks in geographically isolated regions.

        Internet services.    We provide satellite services for the full-time delivery of Internet traffic around the world. Our satellite Internet services enable our customers to improve the quality of their Internet packet delivery, including audio and video, by bypassing shared and congested terrestrial links and to reduce expenses, especially for international ISPs, by enabling simultaneous delivery of content to wide geographic areas without requiring additional terrestrial infrastructure. Our Internet customers deliver content for direct-to-consumer Internet applications, entertainment content providers, ISPs, educational organizations and telecommunications companies. We see growth opportunities for our Internet services, particularly in markets without sufficient fiber optic connectivity.

        As part of our Internet services, we offer a bundled broadband satellite Internet connection package to ISP and corporate enterprise customers that we call SPOTbytes. The complete SPOTbytes service includes satellite capacity, teleport transmission, direct connectivity to Internet backbone providers, and dedicated operations support. SPOTbytes is available as a two-way platform or a one-way platform that utilizes a terrestrial link to provide return path connectivity.

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

        Network services customers.    Some of the customers for and users of our network services include Associated Press, General Communications Inc., Hughes Network Systems, Inc., Microspace and Telstra.

  TT&C and other services

        In addition to the TT&C services we perform for many of our satellites, we also provide TT&C services for satellites owned by other satellite operators. TT&C services include monitoring and maintaining the proper orbital location and orientation of a satellite, monitoring on-board systems, adjusting transponder levels and remotely bringing backup systems on-line in the event of a subsystem failure. Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers. Our FSS segment also provides our G2 segment with certain of its satellite capacity requirements.

Government Services segment

        Through our G2 segment, we provide global satellite and related telecommunications services to the U.S. government, international government entities and their contractors. Through our G2 segment we provide a "one-stop shopping" resource for government customers to obtain satellite bandwidth, ground terminals and related services, either as stand-alone components or as a complete, end-to-end service offering. We offer transponder capacity on our satellites as well as other mobile and fixed satellite systems.

        G2 serves three customer groups:

  •
  Federal agencies and organizations. Through its Indefinite Delivery/Indefinite Quantity Government Wide Acquisition Contract with the General Services Administration, G2 offers U.S. government customers a flexible and streamlined procurement vehicle to request and purchase G2 products and services for military, civil and homeland security applications.

  •
  The U.S. Department of Defense. G2 provides satellite and related telecommunications services to the Defense Information Systems Agency, its prime contractors for commercial satellite communications and the four U.S. uniformed military branches. G2 supports a variety of military applications, from distance learning to communications support for unmanned aerial vehicles.

  •
  Prime contractors and systems integrators managing major government contracts. G2 provides satellite services and equipment that can address a specific government procurement or support a communications function within a larger program effort.

        We currently serve more than 100 military and government agencies and contractors worldwide, directly or as a sub-contractor, including the Army Corps of Engineers, The Boeing Company, the Federal Aviation Administration, the Federal Bureau of Investigation, NASA, the Government of Australia, Raytheon Company, the Transportation Security Administration and the U.S. Air Force, Army, Navy and Marine Corps.

        G2 is the combination of three organizations: our former government sales and service operation; Hughes Global Services, Inc., a provider of satellite and related services to government users, which we acquired from The DIRECTV Group in March 2003; and Esatel Communications, Inc., a telecommunications provider to the U.S. government, which we acquired in August 2003.

Our Strengths

        Our business is characterized by the following key strengths:

Strong cash flow generation

        Historically, we have been able to generate significant cash flows from our operating activities due to our stable and predictable revenues, high operating margins and prudent management of operating expenses and capital costs.

Substantial contracted backlog resulting from long-term contracts

        As of December 31, 2004, we had a contracted backlog for future services of approximately $4.90 billion, of which approximately $755.0 million was contracted for receipt in 2005. Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements. Of this amount, approximately $4.02 billion relates to contracts for our video distribution services, which are typically long-term and may extend to the end of life of the satellite or beyond to a replacement satellite. These contracts also are generally non-cancelable, with early termination or cancellation by the customer resulting in a significant cash obligation payable to us. Our contracted backlog as of December 31, 2004 included approximately $1.42 billion relating to future services on satellites to be launched.

Premier customer base and long-standing relationships

        Through our commitment to superior customer service and our global reach, we have built a premier customer base for our video and network services. Some of the customers with whom we have long-standing relationships include Time Warner Inc., Viacom, The News Corporation, The Walt Disney Company and Hughes Network Systems, Inc.

Leading North American video franchise

        Over the past 20 years, we have established ourselves as a leading transmission platform for the distribution of video programming to cable systems in North America, reaching all cable head-ends and cable households in the United States. Through a combination of our long-standing relationships with customers, key North American orbital slots and leading "anchor tenant" cable channels, we have been successful in creating "cable neighborhoods". These cable neighborhoods are a powerful tool in attracting and retaining customers and create high barriers to entry for competitors because terrestrial networks are specifically designed to receive information from our satellites, making switching costs significant.

High barriers to entry

        There are a number of regulatory, economic and other barriers to entry in our industry that help to preserve our position as one of the world's leading satellite service providers. One of the most significant barriers to entry is the need to obtain operating rights to an orbital slot, a costly and time-consuming process. Most of the commercially useful GEO slots are either currently in use or already subject to filings for use. Once the use of particular frequencies at an orbital slot has been licensed and coordinated, it is protected against interference from other operations at the same or adjacent slots. Even with access to orbital slots, significant time and expense is necessary to build, launch and insure satellites. We have invested approximately $3.9 billion in our existing satellite fleet and terrestrial networks through December 31, 2004. As of December 31, 2004 our satellite fleet, which we have recently upgraded, had an average estimated remaining useful life of approximately seven years, excluding satellites we classified as being in secondary operating service.

Market leading global network infrastructure

        With 23 owned and operated satellites currently in orbit and approximately 953 36 MHz equivalent transponders, we have one of the world's largest commercial GEO satellite networks, capable of reaching over 98% of the world's population. Our global reach and our ability to offer bundled services allow us to provide integrated worldwide distribution and delivery services, reducing our customers' risk of data loss or service interruptions. Through a carefully planned strategy of in-orbit spare satellites, on-board redundancies for critical systems and reserved capacity on our satellites, we believe we are well positioned to protect against service interruptions and to strategically manage our replacement costs. To complement our satellites, we have available to our customers an extensive terrestrial network including a technically advanced customer service center, teleports, a satellite operations control center and a fiber based terrestrial network. Our terrestrial network enables access to our satellites from key locations throughout the world, thereby enhancing the overall reach of our satellites.

Diversified revenues and contracted backlog by satellite

        Our revenue base is diversified by satellite, which reduces our dependence on any one satellite. In 2004, no single satellite accounted for more than 12% of our total revenues (two satellites each accounted for more than 10% of total revenues) and as of December 31, 2004, one satellite accounted for approximately 15% of contracted backlog (no other satellite accounted for more than 10% of contracted backlog).

Experienced senior management team

        Our senior management team has operated together successfully since 2001. Our senior management team, which is currently comprised of six individuals and has more than 70 years of combined industry experience, is led by Joseph R. Wright who has been our Chief Executive Officer since August 2001 and a member of its board of directors since 1997.

Our Business Strategy

        Our goal is to be the world's leading provider of video, broadcasting and network distribution and delivery services through customer-driven, integrated, state-of-the-art satellite and terrestrial networks and to maximize our cash flow and income growth. To achieve these goals, we plan to increase the use of our existing satellite fleet, improve connectivity to our terrestrial network and continue to provide a 24/7 customer support organization that is capable of serving distributors of video entertainment, operators of business networks, government agencies and other customers around the world. Our strategy includes the following initiatives:

Commitment to maximizing cash flow

        We are focused on prudently managing capital expenditures in order to maximize cash flow available for debt service and dividend payments. We have pioneered the use of smaller satellites, like our Galaxy 12 satellite, as a way to optimize returns on capital spending while maintaining capacity in key orbital locations. We also intend to replace existing capacity only as needed, based upon factors such as our ability to pre-sell capacity prior to launch. We believe this approach is significantly different from the historical investment strategies of our principal competitors.

Continuing to increase the value of our U.S. and international video services

        Continue to capitalize on our cable neighborhoods.    Because of our ability to create cable neighborhoods, which concentrate premium cable channels such as the HBO family of channels, the Fox family of channels, TBS, The Disney Channel, ESPN, MTV and Nickelodeon in our orbital locations, we have been able to attract additional programmers to our satellites. These cable neighborhoods have been sustainable over multiple generations of satellites, and we plan to continue to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region. As cable operators build out their plant capacity, we have the opportunity to benefit as more channels, services and other data require satellite distribution to cable head-ends. As the number of channels grows, demand increases for our premium cable neighborhood satellites.

        Become a leader in HDTV distribution.    We believe demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. According to a 2004 report by the Yankee Group, the number of U.S. households viewing HDTV is forecasted to increase from 8.3 million in 2004 to 57.5 million by year-end 2008. To take advantage of this opportunity, we have implemented a marketing program to make our newest satellite, Galaxy 13/Horizons 1, an HDTV neighborhood and attract the newest and fastest growing cable television segment. We believe that we carry more HDTV channels than any of our competitors.

        Expand DTH services.    We believe that greater demand for satellite capacity will be required from U.S. DTH providers as a result of increased HDTV demand and increased local and ethnic programming. We believe these services will consume bandwidth beyond what is currently available to DTH operators and will cause them to rely more heavily on FSS services.

        Maintain market-leading position in traditional cable services.    Many of the nation's largest cable systems have made significant investments in plant upgrades. We expect this increased plant capacity to be filled primarily with additional linear channels, HDTV programming, interactive programming and other materials that are distributed via satellite to cable head-ends. We believe that the point-to-multipoint requirements of video programmers will continue to make satellites the best, if not only, choice for distribution of this type of content for the foreseeable future. We believe that the market for video distribution will continue to grow as more channels are offered and a greater variety of formats are used. This benefits us as the switchover from standard analog and enhanced digital video programming will take several years or longer. This means that cable systems will likely carry multiple feeds of the same content for a substantial period of time: an analog feed for its basic subscribers, a digital feed of similar programming potentially time-shifted for premium subscribers and an HDTV feed of the same programming for HDTV subscribers. We also believe that video programmers will offer more services or variations of their content requiring distribution (video-on-demand, short-format, interactivity, streaming video, among others). Our strategy is to continue to create application-specific solutions and technology that anticipate and support the unique needs of these customers.

        Integration of satellite with terrestrial networks.    We recognize that our satellite network represents a single component of a larger and more complex distribution network. Historically, in order for a customer to access any satellite, the customer would be required to either construct its own uplink capabilities or continually deliver content to a teleport facility for uplink to the satellite. Our managed fiber network provides our customers with access to our satellites from around the world, thereby integrating our satellite network with our customers' terrestrial networks. This capability, which we have branded PASPortSM, will continue to differentiate us from our competition and provide opportunities for the creation of new applications and revenue streams.

        Additional spectrum available for development.    In addition to our existing orbital slots, through various filings with regulatory agencies in the United States and other nations, we have the right to develop additional satellites and applications in order to expand our network or develop applications for growing markets in the future. At this time, we have not committed any capital to these growth opportunities.

Increasing sales to the U.S. government

        According to the United States General Accounting Office, the U.S. government is the single largest user of commercial satellite bandwidth in the world. Through our G2 segment, we offer a range of satellite and value-added services to support the requirements of the U.S. government. G2's strategy is to sell its services to the government and assist in the migration of government satellite usage onto our capacity. We intend to leverage the skills acquired by G2 across our video and data networking customers, which we believe will further distinguish us from our competition.

Increasing VSAT sales

        We believe we are a leading provider of satellite capacity for VSAT applications. These proprietary network services allow our customers and their end users to connect many remote business sites to a large central antenna by satellite for one-way or two-way communications. This is particularly valuable in developing regions where terrestrial alternatives are not available. We expect growth in the use of VSATs to come from businesses that can benefit from widely distributed point-to-multipoint networks that facilitate data exchange and transaction-oriented services (such as credit card point-of-sale approvals). We believe that our strong knowledge of VSAT platforms, coupled with the availability of our international satellite capacity, position us as the preferred provider of VSAT services.

Using advanced Internet Protocol-based applications to meet increasing demand

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

        Our SPOTbytes service provides customers with the ability to obtain a clear broadband Internet connection anywhere in the world. Although well-developed markets like the United States and Europe have multiple competing wireline options for broadband connectivity, in lesser-developed markets wireline connection options are unavailable. We believe that satellite-based Internet connectivity will continue to grow in these regions as the platform of choice due to its geographic flexibility, speed to market and lack of need for substantial capital spending versus wireline solutions.

Launching service extensions

        We have made substantial investments in our satellite and terrestrial networks and facilities. We continue to strive to maximize the output of these assets in innovative ways. Examples of asset maximizing activities undertaken recently include:

  •
  Consulting services: In overseeing the construction and launch of dozens of our satellites, we have gained expertise in the management of satellite construction and launch programs which we market to third parties;

  •
  Shared payloads: In certain circumstances, we can achieve economies of scale on launch and satellite construction costs by sharing satellite payloads among multiple parties; and

  •
  Ground networks: Provision of the global communications networks used immediately following the launch of a new satellite, as well as hosting TT&C and production equipment for third-party network operators.

Selectively pursue complementary acquisitions

        Over the last several years, the FSS industry has been reshaped as a result of consolidation, deregulation, privatization and, more recently, through increased private equity ownership of satellite operators. We believe that these trends may present opportunities to selectively pursue complementary acquisitions and joint ventures, which would allow us to expand our scope and scale to meet the needs of our customers. We intend to pursue these opportunities in a disciplined manner consistent with our dividend policy, considering as one criterion the impact of any proposed acquisition on our ability to continue paying dividends on our common stock at anticipated levels.

Our Satellite Network and Terrestrial Fiber Optic Network

        We had invested approximately $3.9 billion in our existing satellite fleet and terrestrial fiber optic network through December 31, 2004, and we had approximately $113.0 million of expenditures remaining to be made under existing satellite construction and launch contracts as of December 31, 2004. Our fleet currently consists of 23 satellites in orbit, including two in-orbit spares.

        Our ground facilities also play a critical role in providing quality service to our customers. We operate seven technical facilities, all of which are staffed 24 hours a day, seven days a week. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our teleports operate nearly 100 antennas and are equipped to provide, among other things, analog and digital transmission services, tape play-out and time delay services, monitoring, downlinking of Internet services, connectivity to terrestrial links and network operations services.

        Our 23 satellites currently in orbit contain approximately 953 36 MHz equivalent transponders. We are currently utilizing approximately 75% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

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

        Set forth below is a table containing certain basic information about our 23 in-orbit satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "SSL" indicates a Space Systems/Loral model and "ORB" indicates an Orbital Sciences model. For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or interim restoration capacity on other satellites.

        However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Risk Factors—Risks Relating or Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". The estimated end of useful life shown below is determined using the lower of the satellite's design life and the estimated life of the satellite as determined by an engineering analysis. Under Position, "EL" indicates east longitude and "WL" indicates west longitude.

Satellite	Spacecraft Model	Launch Date	Estimated End of Useful Life(1)	Position	36 MHz Equivalent C-band Transponders	36 MHz Equivalent Ku-band Transponders	Geographic Coverage
North America
Galaxy 1R(2)	BSS 376	02/94	2005	133WL	24.0	—	North America
Galaxy 3C(2)	BSS 702	06/02	2017	95WL	24.0	42.7	North America; Latin America; Caribbean
Galaxy 3R(3)	BSS 601	12/95	2008	74WL	24.0	24.0	North America
Galaxy 4R(2)	BSS 601 HP	04/00	2007	99WL	24.0	24.0	North America
Galaxy 9(4)	BSS 376	06/96	2008	91WL	24.0	—	North America
Galaxy 10R(2)	BSS 601 HP	01/00	2008	123WL	24.0	24.0	North America
Galaxy 11(2)	BSS 702	12/99	2009	91WL	24.0	36.0	North America; Brazil
Galaxy 12(2)	ORB Star 2	4/03	2018	125WL	24.0	—	North America
Galaxy 13/Horizons1(2)	BSS 601 HP	9/03	2018	127WL	24.0	24.0	North America
SBS 6	BSS 393	10/90	2007	74WL	—	22.7	Continental U.S.
HGS-5(5)	BSS 376	08/84	2008	125WL	—	11.9	Continental U.S.

Subtotal					216.0	209.3

Atlantic Ocean Region
PAS-1R	BSS 702	11/00	2010	45WL	36.0	36.0	Americas; Caribbean
PAS-3R	BSS 601	01/96	2009	43WL	25.1	25.1	Americas; Caribbean
PAS-6B	BSS 601 HP	12/98	2008	43WL	—	32.0	South America; Americas
PAS-9	BSS 601 HP	07/00	2013	58WL	24.0	24.0	Caribbean; Europe

Subtotal					85.1	117.1

Indian Ocean Region
PAS-4(6)	BSS 601	08/95	2010	72EL	25.1	24.6	Asia; Africa; Middle East; Europe
PAS-5	BSS 601 HP	08/97	2012	26EL	24.0	24.0	Middle East; Asia; Africa
PAS-7	SSL FS 1300	09/98	2013	68.5EL	14.0	30.0	Middle East
HGS-3	BSS 601	01/96	2011	38EL	30.0	8.0	South Asia
PAS-l0(7)	BSS 601 HP	05/01	2016	68.5EL	24.0	24.0	Asia; Africa; Middle East; Europe

Subtotal					117.1	110.6

Pacific Ocean Region
PAS-2	BSS 601	07/94	2009	169EL	25.1	25.1	Asia-Pacific
PAS-8	SSL FS 1300	11/98	2014	166EL	24.0	24.0	Asia-Pacific; Pacific Ocean Region
Leasat F5(8)	BSS 381	01/90	2008	100EL	—	—

Subtotal					49.1	49.1

Total Bandwidth					467.3	486.1

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Satellite Insurance—Uninsured satellites" for a discussion of our replacement expectations.

(2)
Galaxy 9 is available as an in-orbit backup for the C-band capacity on this satellite.

(3)
Galaxy 3R is operating in an inclined orbit.

(4)
Galaxy 9 is an in-orbit spare for the C-band capacity serving our U.S. cable customers.

(5)
HGS-5 is operated in an inclined orbit.

(6)
In addition to providing customer services, PAS-4 also provides back-up services.

(7)
PAS-4 is available as an in-orbit backup for portions of the capacity on this satellite.

(8)
Leasat F5 provides services in the X-band and L-band frequencies for military applications. It is operated in an inclined orbit.

Satellite Operations Risk Management

        We manage certain of the business risks inherent in the operation of a satellite fleet by insuring satellite launches, maintaining backup satellites and transponders and insuring in-orbit satellites.

Satellite insurance

        We have obtained launch insurance for all of our satellite launches. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch. The terms of launch policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of a satellite's communications capacity is lost. See "Risk Factors—Risks Relating to Our Industry".

        Certain satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. The in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite's communications capacity, in each case subject to applicable deductibles and exclusions. We also maintain third-party liability insurance.

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Risk Factors—Risks Relating or Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite.

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

Sales and Marketing

        For the majority of our services, including our video services, our sales and marketing efforts focus on developing long-term relationships with our customers. We assign an account representative to each customer who is responsible for understanding the customer's business and structure, as well as the markets that it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer's unique market and technical needs. As part of our selling efforts, we have a dedicated sales application engineering team that provides both pre-sale and post-sale technical advice and consultation to our customers to help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

        Most of our sales are conducted through direct sales channels to a limited group of customers. Some of our customers resell our capacity for private business networks and broadcast services.

The Fixed Satellite Services Industry

        Over the last several years, the FSS industry has been reshaped as a result of consolidation, privatization and deregulation. Many of these changes have important implications for FSS operators seeking to grow their core businesses.

        Until the mid-1990s, the FSS industry was fragmented, with many national and regional providers. In 1997, our merger with the Galaxy Satellite Services, or Galaxy, division of Hughes Communications, Inc., represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Since then, there has been a continued trend towards consolidation in the FSS industry, driven by customers' demand for more robust distribution platforms with network redundancies and worldwide reach and by FSS operators' desire to secure and improve their market access in key regions. In addition, there has been a recent trend of increased private equity ownership in the satellite industry.

        Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat spun-off part of its business with the formation of New Skies Satellites N.V.. In July 2001, Intelsat and Eutelsat were both privatized and Intelsat is now owned by a group of private equity firms. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused. For example, in the past two years, Eutelsat has expanded its operations into other territories by acquiring a 27% stake in the Spanish regional FSS operator, Hispasat, and acquiring the French regional FSS operator, Stellat. In 2004, Intelsat acquired Loral Space and Communications Ltd.'s North American fleet.

        In recent years, many of the regulatory agencies governing satellite transmissions into their countries have liberalized regulations, creating new markets for commercial FSS operators. An example of how we benefit from local market deregulation occurred in July 2001, when we were granted approval to provide a full range of satellite services from our PAS-1R satellite in Brazil, a market that previously had been closed to foreign competition. Our Brazilian market opportunities were further expanded in 2003, when we obtained an authorization from the Brazilian government to provide Ku-band services with our PAS-9 satellite. Similarly, Mexico had been closed to foreign competition, but through our February 2001 joint venture with a Grupo Pegaso affiliate, we have gained access to the Mexican market through PanAmSat de México, which allows us to sell services for video, data and Internet applications in the Mexican telecommunications market. Other Latin American countries have also begun to deregulate their markets, increasing competition for the national satellite incumbents. Deregulation is also occurring in India, where the local telecommunications infrastructure is inadequate to support the expansion plans of television networks and communications providers. We were granted approval by the government of India to sell certain satellite services, and we opened an office there in December 2001. Recently, the Pakistani authorities have begun to permit the provision of international satellite services by foreign providers. Previously, only licensed domestic services providers were permitted to provide such services in Pakistan.

        While the FSS industry has historically serviced video, telephony and private network data traffic, the growth of the Internet has created a greater need for satellite bandwidth. Satellites are increasingly used in numerous Internet-related applications, owing primarily to key inherent characteristics, including their ability to:

  •
  establish high speed connections between two points or among multiple points within their broad footprints;

  •
  multicast streaming media from a single source to multiple sites; and

  •
  provide an alternative "bypass" network that does not rely on the limitations of the terrestrial Internet infrastructure.

        Some of the new applications that FSS operators have been providing include:

  •
  connecting international ISPs to the U.S. Internet backbone;

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

        See "Risk Factors—Risks Relating to our Industry—The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan."

Competition

Fixed satellite services

        Our principal global competitors in the FSS industry are:

  •
  Intelsat, a former intergovernmental agency privatized in 2001 that primarily provides telecommunications service to common carriers and other service providers, as well as the U.S. government and military. Intelsat reports a fleet of 33 owned GEO satellites. Intelsat is now owned by a group of private equity firms.

  •
  SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by SES Astra, which has a strong presence in European DTH services and U.S. video distribution services. SES Global reports a GEO fleet of 24 wholly owned satellites and 14 additional satellites through joint ventures and partnerships.

  •
  New Skies Satellites N.V., a 1998 spin-off from Intelsat, which is owned by a private equity firm and has a fleet of five GEO satellites.

        We also compete with numerous companies and governments that operate domestic or regional satellite systems in the United States, Latin America, Europe, the Middle East, Africa and Asia. Competition from these satellite operators is usually limited to service within one country or region, depending on the operator's satellite coverage and market activities. These regional operators compete with us primarily on price because many are subsidized by local governments. In addition, some countries limit our access to their markets in order to protect their national satellite systems. As regulations in various foreign markets are liberalized, we believe that we will be better able to compete in those markets.

        Our principal regional competitors in the fixed satellite services industry are:

  •
  Asia Satellite Telecommunications Company Limited, also known as AsiaSat. AsiaSat provides network services and video distribution in the Asia-Pacific region. AsiaSat reports a fleet of three GEO satellites.

  •
  Satmex S.A. de C.V., which provides video distribution and network services in the Latin America region. Satmex reports a fleet of two GEO satellites.

  •
  Loral Space & Communications Ltd., which operates a fleet of five GEO satellites through joint marketing arrangements and provides services primarily to broadcasters.

  •
  Eutelsat, a former intergovernmental agency privatized in 2001 that primarily provides video and radio distribution services to the European market and into parts of the Middle East, Africa, South Asia and North and South America. Eutelsat operates a fleet of 20 GEO satellites.

        In addition to the above, we have many competitors for our government services, including Electronic Data Systems, Marshall Communications and AT&T Government Group. We compete with these and other satellite service providers primarily on coverage, services, access, reliability and price.

        In many situations, the satellite services provided by one operator may be indistinguishable from those provided by another. In such situations, pricing can be the most important competitive issue. In certain markets, the purchase of fixed satellite services may be influenced by factors in addition to price. Such competitive factors include: a satellite's technical capabilities, power, capacity, permitted frequencies of operation, broadcast coverage, health, estimated end of life and availability of additional capacity, the provision of ancillary services by the operator, and the other users of the satellite. In addition, purchase decisions may be based upon the satellite operator's country of origin and ownership.

        Competition is intensifying among the major FSS providers due to a variety of factors, including competition from terrestrial based fiber optic cable systems, oversupply of capacity in a number of markets and increased privatization. We have experienced pricing pressure in certain international markets due to overcapacity and the ability to charge market-based prices by privatized satellite operators. For instance, Intelsat and Eutelsat now have the freedom to charge market-based prices, as opposed to the uniform prices they previously charged as intergovernmental agencies. In addition, the combined SES Global is now capable of providing services in many of the markets we serve. These and other factors are intensifying competition in our industry.

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

Government Regulation

        As an operator of a privately owned global satellite system, we are subject to:

  •
  the regulatory authority of the U.S. government;

  •
  the regulatory authority of certain other countries in which we operate; and

  •
  the frequency coordination process and other applicable regulations of the International Telecommunication Union.

U.S. regulation

        The Federal Communications Commission, or FCC, regulates the ownership and operation of our current satellite system. We are subject to the FCC's jurisdiction primarily for:

  •
  the licensing of our current fleet of satellites and our U.S.-based earth stations;

  •
  avoidance of interference with radio stations; and

  •
  compliance with FCC rules governing U.S.-licensed satellite systems.

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

        When the FCC grants a GEO satellite application, other than a replacement satellite application, it requires the filer to post a bond and to comply with milestones specifying deadlines for entering into a satellite construction contract, completing critical design review, beginning construction of the satellite, and launching and commencing operation of the satellite. The amount of the bond for GEO satellites is $3.0 million. Upon completion of each milestone, the required amount of the bond is reduced proportionately. A satellite licensee not satisfying a milestone must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC's rules and policies.

        Under the FCC's rules, a satellite operator may have no more than five GEO satellite applications and authorized but unlaunched GEO satellites in a frequency band at any given time. For purposes of this limit, the FCC counts both the satellite operator's own applications and unlaunched satellites and the applications and unlaunched satellites of other entities having overlapping ownership interests with the satellite operator above a specified "attribution" threshold. Licensees missing three milestones in any three year period, or engaging in a pattern of obtaining satellite licenses and surrendering them before a milestone deadline, are subject to a substantial reduction in the number of satellite applications and authorized but unbuilt satellites that they are permitted to have.

        Satellite licenses are currently issued for an initial fifteen-year term and the FCC gives licensees a "replacement expectancy" with respect to the replacement of their satellites. Most of our satellites were licensed for ten-year terms before the FCC changed to a fifteen-year policy, but the license terms for those satellites have been extended automatically to fifteen years.

        In June 2004, the FCC adopted rules for the first time requiring that, absent a waiver or exemption, GEO satellites be placed in a disposal orbit at end of life that is at a specified altitude above the GEO arc. The new rules do not apply, however, to in-orbit GEO satellites that were launched prior to March 18, 2002.

        We have final or temporary FCC authorization for all of our operating satellites in the C-band, the Ku-band or both bands. One of these final authorizations does not cover certain design changes that are the subject of a pending modification application. We have special temporary authority to operate the satellite as modified on an interim basis.

        From time to time, we file applications for additional or replacement satellites in the C-band and/or the Ku-band. We also occasionally seek and sometimes receive temporary grants of authority to relocate satellites.

        In January 2003, we returned to the FCC for cancellation of all but one of our U.S. authorizations to launch and operate Ka-band satellites. The remaining authorization was later transferred to another subsidiary of The DIRECTV Group.

        Coordination requirements.    The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent U.S.-licensed satellites. The FCC expects adjacent satellite operators to coordinate with one another to minimize frequency conflicts, and it does not become involved unless the operators are unable to resolve their conflicts.

        Other U.S. government regulation.    We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State's Directorate of Defense Trade Controls under the International Traffic in Arms Regulations. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the International Traffic in Arms Regulations. We have obtained all of the specific Directorate of Defense Trade Controls authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain.

        The U.S. Department of Commerce's Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C earth station facilities in a timely manner in order to facilitate the shipment of this equipment when needed.

        We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from the Office of Foreign Assets Control. Where required, the Office of Foreign Assets Control has granted us the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

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

  •
  own and operate private earth station equipment; and

  •
  choose a provider of satellite capacity.

        This trend should continue with the commitments by many World Trade Organization members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition.

        Most countries permit satellite operators to provide space segment capacity without any prior licensing or authorization. In others, however, a license is required to provide space segment capacity or authorization is required for specific satellites. We have obtained such licenses in Argentina, Bolivia, Brazil, Colombia, Ecuador, Guatemala, Honduras, Nicaragua, Paraguay and Uruguay. Additionally, we have sought service-type licenses in order to provide certain space segment capacity directly to end users. We have obtained such licenses in Australia and Japan. In addition, PanAmSat de Mexico has been awarded a concession in Mexico that permits the resale of our space segment capacity in Mexico.

        Non-U.S. licensed satellites.    We and JSAT International Inc. are the sole members of Horizons Satellite LLC, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons 1 satellite. In late 2003, the FCC added this Ku-band payload to its "Permitted Space Station List", enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004 the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13 /Horizons 1, which the FCC has licensed us to operate. We also have Australian-issued licenses for a future C/Ku-band hybrid satellite in the Pacific Ocean region and nine future Ka-band satellites in various regions including the U.S. Galaxy 3R, which was originally an FCC-licensed satellite, is operating temporarily pursuant to Canadian authority at a Canadian orbital location.

        The International Telecommunication Union frequency coordination process.    Use of our orbital slots is subject to the frequency coordination and registration process of the International Telecommunications Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU's Radiocommunication Bureau.

        When the coordination process is completed, the ITU formally notifies all proposed users of the frequencies and orbital location in order to protect the registered user of the orbital slot from subsequent or nonconforming interfering uses by other nations. The ITU's Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations' arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU's rules and procedures.

        See "Risk Factors—Risks Relating to Our Industry—The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan".

History

        We are the product of the May 1997 merger of PanAmSat International and the Galaxy business of Hughes Communication, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. Prior to the Recapitalization (as defined below) in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of The News Corporation. All of our outstanding common stock is now owned by Holdco. KKR owns approximately 44% of Holdco's outstanding common stock, entities affiliated with Carlyle and Providence each own approximately 27% of Holdco's outstanding common stock and the remainder of Holdco's outstanding common stock is held by certain members of management and of our board of directors. The purchase transactions whereby KKR, Carlyle and Providence acquired their equity interests in us, including our merger with a wholly-owned subsidiary of the DIRECTV Group, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group, are collectively referred to as the "Recapitalization."

Employees

        As of December 31, 2004, we had approximately 613 full and part-time employees. We believe that our employee relations are good.

Environmental Matters

        Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the management, storage and disposal of hazardous materials and the cleanup of contamination. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. For instance, some of our operations require continuous power supply, and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up generators. We believe, however, that our operations are in substantial compliance with environmental laws and regulations.

Item 2.    Properties

        Our principal executive offices are located in Wilton, Connecticut, pursuant to which we commenced a ten-year lease in July 2001. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We currently operate five teleports, a satellite operations control center and a customer service center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Napa, California; and Silver Spring, Maryland. We own our teleports in Ellenwood, Napa, and Fillmore. We own our customer service center in Ellenwood and our satellite operations control center in Long Beach, California. We lease our teleports in Castle Rock and Silver Spring. As part of an updating and restructuring of our terrestrial infrastructure, we closed our Homestead, Florida teleport during 2003 and closed our Spring Creek, New York teleport in June 2004. We sold our Spring Creek, New York facility in October 2004 and plan to sell our Homestead, Florida facility.

        We also lease office space in New York, New York; Ellenwood, Georgia; Washington, D.C.; Coral Gables, Florida; Chantilly, Virginia; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Hong Kong; Sao Paulo and Rio de Janeiro, Brazil; Mexico City, Mexico; Beijing, China; and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

Item 3.    Legal Proceedings

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.8 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.1 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us against certain withholding tax liabilities including foreign withholding tax obligations. See "Certain Relationships and Related Party Transactions".

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of 2004, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        We are a wholly-owned subsidiary of PanAmSat Holding Corporation and, accordingly, there is no market for our common stock.

        Our board of directors has adopted a dividend policy, effective upon the closing of Holdco's initial public offering, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to Holdco for Holdco to distribute to its stockholders, rather than retaining such cash for other purposes such as significant acquisitions or growth opportunities. This policy reflects our judgment that it is in the best interests of our stockholder and Holdco's stockholders to distribute to them a substantial portion of the cash generated by our business rather than retaining these amounts for uses in the future that are unplanned and have not been specifically identified.

Item 6.    Selected Financial Data

        The selected historical consolidated financial, operating and other data as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2000, 2001 and 2002 and for each of the two years in the period ended December 31, 2001 presented in this table are derived from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, other than share and per share data)
Statement of Operations Data:
Revenues:
Operating leases, satellite services and other	$780,256	$802,194	$792,691	$814,006	$811,124
Outright sales and sales-type leases(1)	243,314	67,881	19,599	17,005	15,946

Total revenues	1,023,570	870,075	812,290	831,011	827,070

Operating Costs and Expenses:
Cost of outright sales and sales-type leases	85,776	12,766	—	—	2,224
Depreciation and amortization	337,450	414,744	335,717	312,833	294,822
Direct operating costs (exclusive of depreciation and amortization)	144,564	147,401	126,387	149,696	157,354
Selling, general and administrative expenses	102,579	121,622	101,983	86,081	111,629
Satellite impairment loss	—	—	—	—	99,946
Facilities restructuring and severance costs	—	8,223	13,708	4,227	6,192
Gain on insurance claims	(3,362)	—	(40,063)	—	(9,090)
Loss on termination of sales-type leases	—	—	18,690	—	—
Gain on sale of teleport	—	—	—	—	(11,113)
Transaction-related costs	—	—	—	—	155,131

Total operating costs and expenses	667,007	704,756	556,422	552,837	807,095

Income from operations	356,563	165,319	255,868	278,174	19,975
Interest expense, net(2)	128,205	111,153	142,470	143,632	186,754

Income (loss) before income taxes	228,358	54,166	113,398	134,542	(166,779)
Income tax expense (benefit)	102,761	23,562	28,350	35,010	(91,290)

Net income (loss)	$125,597	$30,604	$85,048	$99,532	$(75,489)

Balance Sheet Data (at end of period):
Total assets	$6,178,351	$6,296,810	$6,487,738	$5,734,877	$4,764,495
Total debt, including to affiliates(3)	2,542,758	2,521,542	2,550,000	1,700,000	3,608,000
Total long-term liabilities	3,130,086	3,134,897	3,063,003	2,400,273	3,908,790
Total stockholders' equity	2,954,695	2,992,560	3,077,542	3,178,758	697,759
Other Financial Data:
Net cash provided by operating activities	$418,713	$507,904	$519,247	$473,381	$294,857
Net cash provided by (used in) investing activities	(394,185)	(220,836)	(457,729)	69,234	572,699
Net cash provided by (used in) financing activities	(12,442)	9,853	1,420	(855,267)	(1,005,968)
Capital expenditures	449,560	338,203	294,313	104,082	178,713
Contracted backlog (at end of period; in billions)(4)	$6.0	$5.84	$5.55	$4.56	$4.90
Pro-Forma Effect of the Elimination of Goodwill Amortization(5):
Net income (loss):
Reported net income (loss)	$125,597	$30,604	$85,048	$99,532	$(75,489)
Goodwill amortization	64,960	64,960	—	—	—

Adjusted net income (loss)	$190,557	$95,564	$85,048	$99,532	$(75,489)

(1)
Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenues and record the cost of the transponder to cost of outright sales. Under sales-type leases, we recognize as revenues at the inception of the lease the net present value of the future minimum lease payments, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenues the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenues and related costs, but not when we receive the cash.

(2)
Net of capitalized interest of $56.1 million, $23.3 million, $27.3 million, $13.9 million and $8.5 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively, and net of interest income of $6.8 million, $13.5 million, $15.2 million, $13.3 million, and $7.4 million in 2000, 2001, 2002, 2003 and 2004, respectively.

(3)
Includes debt of $817.8 million, $796.5 million, $2.55 billion, $1.70 billion and $3.61 billion as of December 31, 2000, 2001, 2002, 2003 and 2004, respectively, and borrowings due to affiliates of $1.73 billion and $1.73 billion as of December 31, 2000 and 2001, respectively. There were no amounts due to affiliates as of December 31, 2002, 2003 or 2004.

(4)
Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch.

(5)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. Our adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. On such date, we had intangible assets of approximately $2.2 billion. The pro forma data gives effect to the discontinuance of goodwill amortization on net income (loss) as if we adopted SFAS 142 on January 1, 2000.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. Actual results could differ materially from those discussed below. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements", and "Risk Factors" for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

Management Overview

        In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

        We and our industry face certain challenges. Our experience continues to indicate that the demand for video services in many of the global markets we serve is relatively flat; we have experienced pricing pressure in certain international markets due to overcapacity and regional economic conditions; and some of our customers are trying to rationalize their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we continue to see expansion potential with the increasing acceptance of new technologies such as digital cable and HDTV and through the further expansion of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. We have seen growth in our network services and believe that this will continue as developing markets increase their use of VSATs and other private network services. We have also focused our efforts on selling bandwidth and related services to new markets, including the U.S. government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we believe we are in a strong position for dealing with these challenges as a significant portion of our business is video distribution in North America, which continues to have stable pricing, long-term contracts, predictable revenues and consistently strong margins.

        In response to these challenges, we continue to provide high quality services and value to our customers to win, keep and/or expand their business. Nothwithstanding the pricing and overcapacity pressures in our industry, we have had several customer and revenue successes in 2004. In January 2004, we entered into a long-term contract with one of the largest commercial satellite services users in the world, Fox Entertainment Group, Inc.

        In August 2004, in connection with the Recapitalization, The DIRECTV Group and affiliates, including Hughes Network Systems, Inc., DIRECTV Latin America, or DTVLA, and DIRECTV Operations LLC entered into, amended and in some cases extended, certain transponder lease and other arrangements with us. In addition, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation and also guaranteed certain long-term obligations of DTVLA owed to us, thereby substantially reducing credit risks associated with these two Latin American DTH platforms in our contracted backlog and protecting us against the possible impact of the future consolidation of those platforms.

        As a result of these continued efforts, we increased our backlog from $4.56 billion as of December 31, 2003 to $4.90 billion as of December 31, 2004.

        Our satellites are typically designed to operate at full capacity for 15 years. A satellite's actual performance and operating life may be affected by anomalies, which may not have become apparent until the satellite was placed in orbit or until the satellite has been in orbit for some time. We have identified three types of potential anomalies among the satellites in our fleet which, if they materialize, have the potential for a significant operational and financial impact. Typically, these identified anomalies do not result in an immediate failure of the satellite. They can, however, result in a reduction of available capacity on the satellite or a reduction in the satellite's operating life. This, in turn, may result in lower revenues or require accelerated capital spending on a replacement satellite and may result in an impairment charge or accelerated depreciation. A satellite may also fail catastrophically for these or other reasons, although this happens less frequently. See "Risk Factors—Risks Relating to Our Industry".

        There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss a business may experience upon the failure of a satellite. We typically fully insure the launch of all of our satellites and insure certain of our in-orbit satellites, as appropriate. We also utilize spare satellites and spare capacity to protect against certain business risks.

        Due to increasing costs, limited coverage amounts, loss thresholds, deductibles and policy exclusions, payments for loss under in-orbit insurance policies may not coincide with the actual loss suffered on a covered satellite. It has been our experience that satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have lost operational capabilities may not result in any insurance payment. In addition to the limitations on coverage, in-orbit insurance is increasingly expensive, making in-orbit insurance an uneconomical choice for certain satellites. Finally, in-orbit insurance policies do not cover other aspects of the business risk inherent in the operation of a satellite such as lost revenues and continued customer service during the two years or more typically needed to launch a replacement.

        As part of our risk management program, we have expanded our use of in-orbit spare satellites, ground-based spare satellites and designated reserve transponders. These alternatives address some of the limitations of satellite insurance as they may offer protection against loss of business due to satellite failure and may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. However, in-orbit and ground-based spare satellites may not be immediately available when needed. They may only be economical replacements for certain high value satellites or services and the cost of a spare satellite may also be prohibitively expensive. See "—Satellite Insurance" below.

        In August 2004, in connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility (of which $674.3 million is currently outstanding), a $1,660.0 million Term Loan B Facility (of which $1,647.5 million is currently outstanding) and a $250.0 million revolving credit facility, of which $42.6 million was drawn (none of which is currently outstanding); (ii) issued $1,010.0 million aggregate principal amount of 9% senior notes due 2014; (iii) terminated and repaid our old senior secured credit facility; (iv) completed a tender offer for substantially all of our $275.0 million 6 1/8% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility from cash on hand.

        On November 19, 2004, we made a voluntary prepayment of approximately $137 million under our senior secured credit facilities. As of December 31, 2004, as a result of these financing and repayment activities, we had total debt outstanding of approximately $3.61 billion.

        We expect to repay approximately $290.0 million of the borrowings under the Term Loan A Facility and redeem $353.5 million, or 35%, of our 9% senior notes with a portion of the net proceeds from Holdco's initial public offering and cash on hand.

        During 2004, subsequent to the Recapitalization, we incurred net operating losses and expects to incur net operating losses during 2005. Management expects these losses are fully recoverable based on the taxable income within the next several years. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion related to certain of our satellites and interest expense deductions.

        Our board of directors has adopted a dividend policy, effective upon the closing of Holdco's initial public offering, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to Holdco for Holdco to distribute to its stockholders, rather than retaining such cash for other purposes such as significant acquisitions or growth opportunities as described below. This policy reflects our judgment that it is in the best interests of our stockholder and Holdco's stockholders to distribute to them a substantial portion of the cash generated by our business rather than retaining these amounts for uses in the future that are unplanned and have not been specifically identified.

        Following is a more detailed discussion of the items above and an analysis of our revenues, costs and expenses, results of operations, goodwill amortization, satellite technology, satellite insurance, recent insurance supplements, satellite deployment plans and commitments. Also following is a discussion of critical accounting policies, market risks, certain relationships and related party transactions, liquidity and capital resources and recent accounting pronouncements.

PanAmSat Holding Corporation

        On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco's common stock. As a result of, and immediately following, that contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

        Holdco is undertaking an initial public offering of its common stock to repay a portion of our Term Loan A Facility and 9% Senior Notes due 2014 and to pay a dividend to its existing stockholders. Holdco's Board of Directors has adopted a dividend policy, effective upon the closing of such offering, which reflects an intention to distribute a portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and principal payments on its indebtedness and capital expenditures as regular quarterly dividends to its stockholders. Holdco's primary source of liquidity will be cash flow generated from our operations. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us.

        Other than its ownership of us, Holdco does not have any independent operations and derives all of its revenues and cash flow from its subsidiaries. We are Holdco's only subsidiary. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and 9% senior notes are our two contractual obligations that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco.

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

        Over the last several years, revenue from our international DTH customers has declined. This decrease primarily relates to revenue from two of our Latin American DTH customers, as well as revenues related to an Australian DTH customer whose receivable balance was written off during the second quarter of 2004 as a result of credit related issues. Our revenue from Latin American DTH customers has declined as we have renegotiated certain contracts to reduce the amount of capacity used by DTVLA and the pricing and terms related to its ongoing leases with us. We expect that our recently negotiated contract amendments with DTVLA and the related guaranty by The DIRECTV Group will mitigate a large portion of the impact on us of any decline in this market. In addition, we entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Recapitalization that extended the term of certain lease agreements and extended the guarantee period related to DTVLA through the end of 2013.

        Certain areas of our business, including our network services, government services, consulting services, long-term construction contracts and non-satellite bandwidth services provide opportunities for growth, expansion of our service offerings and increased sales of our existing capacity. As our revenue mix changes, certain of these services may produce lower margins or less predictable revenues than our other fixed satellite services.

        For the years ended December 31, 2002, 2003 and 2004, we derived our revenues from the following service areas:

	Year Ended December 31,
Services
	2002	2003	2004
Video services	66%	60%	57%
Network services	24	25	26
Government services	3	9	10
Other services	7	6	7

Total	100%	100%	100%

        Our video services generate the majority of our revenues. In 2003, we began to experience a change in the revenue mix of our services. Government services revenues increased as a percentage of total revenues in 2003 and 2004, as a result of our 2003 acquisitions of Hughes Global Services, Inc. and Esatel Communications, Inc. and the development of our G2 segment. While we expect video services to continue to generate the majority of our revenues, we expect that our government services revenues will become a larger portion of our total revenues in the future. We report our operations in two segments: our traditional fixed satellite services business and government services (See "—Selected segment data" below). From 2002 to 2004, we experienced a decrease in operating lease video services revenues of approximately $58.9 million. The decrease was primarily due to lower DTH video revenues as a result of customer credit issues and capacity reductions largely associated with three of our DTH customers as described above.

        We generally enter into operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, teleport facility and other terrestrial services. On occasion, we have also entered into outright sales and sales-type lease contracts with our customers. Almost all of our contracts are denominated in U.S. dollars.

Operating leases and short-term agreements

        Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years and may extend beyond the satellite's end of life to a follow-on satellite. Long-term operating leases provide us with a stable and predictable source of revenues. Short-term leases and occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectability is not reasonably assured. Revenues for occasional services are recognized as services are performed. Operating leases, satellite services and other revenues for the years ended December 31, 2002, 2003 and 2004 represented 97.6%, 98.0% and 98.1% of our consolidated revenues for those periods, respectively (such amounts include a portion of TT&C and other services revenues, which are discussed below). Our FSS segment also provides our G2 segment with certain of its satellite capacity requirements. Our FSS segment recorded revenues to G2 related to satellite capacity leased of $18.1 million, $18.5 million and $21.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, which have been eliminated in consolidation.

Sales-type leases

        Our lease contracts that qualify for capital lease treatment are accounted for as sales-type leases (typically because the lease has certain characteristics, including having a term equal to 75% or more of the estimated economic life of the related satellite). Sales-type leases are similar to operating leases except that under sales-type leases, we recognize as revenues the net present value of the future minimum lease payments at the inception of the lease, but we continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognize as revenues the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when we recognize the revenues, but not when we receive the cash. See Note 2 "Significant Accounting Policies—Revenue Recognition" to our audited consolidated financial statements appearing elsewhere in this annual report.

        We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of their lease agreements. As of December 31, 2004, we had sales-type lease arrangements covering 20 transponders, in 36 MHz equivalents, on our 23 satellites currently in orbit. We did not enter into any new sales-type leases in 2002, 2003 or 2004. We do not currently expect to enter into any new sales-type leases, although this may change in the future depending upon the facts and circumstances at that time.

Outright sales contracts

        Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenues along with the related cost of sales and the risk of loss related to the transponder passes to the customer. We have sold the rights to 40 transponders, in 36 MHz equivalents, on our 23 satellites currently in orbit. The number of sold transponders was reduced from 40 to 21 as a result of the deorbiting of Galaxy 5 at the end of its useful life in January 2005. We did not enter into any outright sales during the years ended December 31, 2002, 2003 and 2004. We expect outright sales of transponder capacity to occur infrequently in the future, as we have not entered into any outright sales contracts with customers for over four years and have not recently experienced significant demand from our customers for these contracts.

TT&C and other services

        We earn TT&C services revenues from other satellite operators and from certain customers on our satellites. Revenues from TT&C service agreements represented approximately 3.5%, 3.0% and 2.6% of our revenues for the years ended December 31, 2002, 2003 and 2004, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer's monthly lease payment or billed separately. We expect telemetry, tracking and control revenues in 2005 to remain at approximately the same level as in 2004, given our contracted backlog for these services as of December 31, 2004, as well as our expectation of future contracts to be entered into through 2005.

        Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2002, 2003 and 2004 were approximately 3.2%, 2.2% and 2.5% respectively, of our revenues.

Equipment sales

        We also record revenues related to equipment (other than transponder) sales to customers. These equipment sales are primarily through G2 and represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenues related to these equipment sales upon the transfer to the customer of title to the equipment. Revenues from equipment sales were minimal in 2002 and were approximately 2.4% and 1.8% of our revenues in 2003 and 2004, respectively. We expect that equipment sales will continue to become a larger percentage of our overall revenues in the future as we develop our government services business and strive to meet the increasing demand from our customers for equipment sales.

Long-term construction arrangements

        During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite, which will be known as Galaxy 15. We recognize revenues utilizing the percentage-of-completion accounting method for long-term construction contracts which extend beyond one year. Revenues and costs related to these contracts are recognized based upon the completion of pre-established milestones. Revenues from long-term construction arrangements for 2003 and 2004 were approximately 1.0% and 1.1% of our revenues, respectively. We did not have any revenues related to long-term construction arrangements during 2002.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. See Note 4 "Operating Leases and Net Investment in Sales-type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2002, 2003 and 2004 was $5.55 billion, $4.56 billion and $4.90 billion, respectively. The change in contracted backlog from December 31, 2002 to December 31, 2003 was the result of customer contract activity during 2003 and a reduction of our total contracted backlog during 2003 of approximately $360.0 million as a result of the Xenon-Ion Propulsion System, or XIPS, failure and resulting shortened satellite life on PAS-6B. See "—Satellite Technology—BSS 601 HP XIPS" below.

        As of December 31, 2004, we had contracted backlog for future services of $4.90 billion, which was up from $4.56 billion as of December 31, 2003. This increase was due primarily to contractual arrangements that were executed in connection with the Recapitalization of approximately $687 million, partially offset by reductions in backlog of approximately $81 million as a result of end of life reductions for our Galaxy 10R, Galaxy 11 and PAS-9 satellites (See "—Satellite Technology" below) and a $259 million net reduction to contracted backlog as a result of other customer activity during the year ended December 31, 2004 (approximately $812 million of customer billings during the year less net new contracted backlog of approximately $553 million as a result of the execution of customer contracts). Our contracted backlog as of December 31, 2004 also included approximately $1.42 billion relating to future services on satellites we expect to launch. Approximately $5.1 million of our contracted backlog as of December 31, 2004 represents the aggregate contracted backlog from affiliates of the Sponsors. As of December 31, 2003 and 2004, our contracted backlog was comprised of the following:

	December 31,
	2003	2004
	(In billions)
Category:
Video services	$3.82	$4.02
Network services	0.67	0.71
Government services	0.05	0.09
Other	0.02	0.08

Total	$4.56	$4.90

Geographic distribution of revenues

        Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2002, 2003 and 2004, we derived our revenues from operations in the following regions, shown in percentages:

	Year Ended December 31,
Region
	2002	2003	2004
United States	42%	44%	44%
Latin America	23	19	17
Asia	16	15	13
Africa	8	9	10
Other	11	13	16

Total	100%	100%	100%

Costs and Expenses

        In general, the costs and expenses of our FSS operating segment are largely fixed in nature, providing us with the ability to recognize significant incremental revenues without incurring significant incremental costs once we have launched a satellite. The costs and expenses of our FSS segment include depreciation and amortization, direct operating costs, selling, general and administrative costs and costs associated with any outright sales or sales-type leases. The costs and expenses of our G2 operating segment are largely variable with the revenue that this segment generates. These costs and expenses include cost of equipment sales, salaries and other expenses related to consulting services and costs related to long-term construction arrangements.

        Depreciation and amortization expense is primarily attributable to straight-line depreciation of our satellites. Direct operating costs are primarily comprised of costs to operate and maintain our satellites, such as engineering and operations costs, in-orbit insurance costs and third-party charges generally associated with the provision of special events and occasional services. Selling, general and administrative costs consist primarily of sales and marketing expenses, salaries and benefits, and corporate general and administrative expenses. At the inception of an outright sale or a sales-type lease, the cost basis of the transponder and related insurance is charged to the cost of the outright sale or sales-type lease.

Stock Split and Reverse Stock Split

        In connection with the Recapitalization, on August 20, 2004, our board of directors effected an approximately 4.37 for 1 stock split of our common stock. In addition, on December 17, 2004, we amended and restated our certificate of incorporation to effect a 1 for 200,000 reverse stock split of our common stock. Unless otherwise indicated, all share amounts, as well as the par value amounts and additional paid-in-capital amounts related to our shares, contained in this annual report have been adjusted to give retroactive effect to the stock split and the reverse stock split.

Contribution of Our Common Stock to Holdco

        Holdco is a recently formed Delaware corporation that is owned by the Sponsors and certain members of our management and our board of directors in the same proportion as their prior ownership of us as well as certain other members of management who purchased shares of Holdco after the contribution. Our capital stock was contributed to Holdco in October 2004.

Results of Operations—2004 Compared to 2003

        The following table sets forth the consolidated statement of operations data and related changes expressed in dollars and percentages for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
Revenues:
Operating leases, satellite services and other	$814,006	$811,124	$(2,882)	(0.4)%
Outright sales and sales-type leases	17,005	15,946	(1,059)	(6.2)%

Total revenues	831,011	827,070	(3,941)	(0.5)%

Operating costs and expenses:
Cost of outright sales and sales-type leases	—	2,224	2,224	—
Depreciation and amortization expense	312,833	294,822	(18,011)	(5.8)%
Direct operating costs (exclusive of depreciation and amortization)	149,696	157,354	7,658	5.1%
Selling, general and administrative expenses	86,081	111,629	25,548	29.7%
Satellite impairment loss	—	99,946	99,946	—
Facilities restructuring and severance costs	4,227	6,192	1,965	46.5%
Gain on insurance claim	—	(9,090)	(9,090)	—
Gain on sale of teleport	—	(11,113)	(11,113)	—
Transaction-related costs	—	155,131	155,131	—

Total operating costs and expenses	552,837	807,095	254,258	46.0%

Income from operations	278,174	19,975	(258,199)	(92.8)%
Interest expense, net	143,632	186,754	43,122	30.0%

Income (loss) before income taxes	134,542	(166,779)	(301,321)	(224.0)%
Income tax expense (benefit)	35,010	(91,290)	(126,300)	(360.8)%

Net income (loss)	$99,532	$(75,489)	$(175,021)	(175.8)%

Revenues

        The decrease in total revenues was primarily attributable to lower program distribution and DTH video revenues of $26.0 million resulting from customer credit related issues in international regions, partially offset by additional government services revenues of $11.3 million related to our G2 operating segment and $5.9 million of additional consulting services revenues. Additionally, occasional services revenue increased by $3.7 million, due partially to the broadcast of the 2004 Summer Olympics and an increase in network services revenues of $2.3 million related to network resellers, data services within the Middle East and additional revenues related to VSAT applications in North America. See "—Operating Segments" below.

Cost of outright sales and sales-type leases

        The increase in cost of sales-type leases recorded during the year ended December 31, 2004 is the result of the recording of approximately $6.3 million of costs related to a warranty obligation to one of the customers on Galaxy 10R, partially offset by the reversal of approximately $4.1 million of in-orbit insurance liabilities related to sales-type leases that are no longer insured.

Depreciation and amortization expense

        The decrease in depreciation and amortization is due primarily to lower depreciation on Galaxy 11, PAS-1R and Galaxy 4R of $25.4 million, as a result of the allocation of insurance proceeds against the carrying values of these satellites, partially offset by the reduced end of life of these satellites. In addition, we recorded lower non-satellite depreciation of $7.4 million and lower depreciation on PAS-6 of $9.3 million due to the impairment loss in the first quarter of 2004 (See "—Satellite Technology" below). These decreases were partially offset by accelerated depreciation of $15.1 million due to reduced end of life estimates for Galaxy 10R and PAS-6B and PAS-9 for XIPS related issues and depreciation of $7.4 million on Galaxy 12 and Galaxy 13, which were placed in service in May 2003 and January 2004, respectively.

Direct operating costs (exclusive of depreciation and amortization)

        The increase in direct operating costs was primarily due to:

  •
  additional direct operating costs of our G2 operating segment of $3.9 million due to the growth of services to the U.S. government.

  •
  $3.2 million of additional costs related to our Horizons joint venture, which commenced operations in January 2004.

  •
  increased expenses of $4.5 million attributable to the growth of our consulting business.

  •
  $3.6 million of additional costs related to our expanded fiber service offerings, after the 2003 acquisition of Sonic Telecommunications International Ltd.

  •
  $3.5 million of additional third party expenses required to perform services for customers under new lease agreements entered into during 2004.

        These increases were partially offset by reduced satellite insurance expense of $7.8 million and a $3.9 million write-off of deferred charges as a result of the termination of certain vendor contracts during the first quarter of 2003.

Selling, general and administrative expenses

        The increase in selling, general and administrative expenses was primarily due to higher bad debt expense of $32.9 million, as compared to 2003, as a result of the $29.6 million pre-tax charge recorded in relation to the write-off of an international customer's long and short-term receivable balances during the second quarter of 2004. Additionally, during the third quarter of 2004, we wrote-off approximately $3.1 million of a customer's net investment in sales-type leases as a result of the August 2004 satellite anomaly on our Galaxy 10R satellite. These increases were partially offset by lower compensation, benefits and related costs of $7.7 million as compared to 2003, due to operational efficiencies achieved during 2004.

Satellite impairment loss

        In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite See "—Satellite Technology" below.

Facilities restructuring and severance costs

        In 2004, we recorded non-cash charges of $3.7 million related to our facilities restructuring plan, $1.8 million related to our teleport consolidation plan and $0.6 million related to our 2004 workforce reduction. During 2003, we recorded $4.2 million of charges related to our teleport consolidation plan and $1.4 million of severance charges related to our fourth quarter 2003 workforce reduction, both of which were partially offset by restructuring credits of $1.4 million related to our facilities restructuring plan. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Gain on Satellite Insurance Claim

        During the fourth quarter of 2004, we received approximately $75 million of insurance proceeds related to our Galaxy 10R satellite. Approximately $9.1 million of these insurance proceeds related to warranty obligations recorded during the third quarter of 2004 for a customer on Galaxy 10R and the write-off of a portion of our net investment in sales-type leases for another customer on this satellite. We recorded a gain on satellite insurance claim of approximately $9.1 million during the fourth quarter of 2004 for this portion of the insurance proceeds received, which related to the third quarter of 2004 charges. See "—Cost of Outright Sales and Sales-type leases" and "Selling, General and Administrative Expenses" above.

Gain on sale of teleport

        The gain on sale of teleport of $11.1 million represents the pre-tax gain recorded during the fourth quarter of 2004 related to the sale of our Spring Creek teleport in October 2004 for approximately $14.4 million, net of associated selling costs. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Transaction-related costs

        The increase is due to costs incurred in relation to the Recapitalization in 2004. These costs consist of $138.4 million of costs related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives and $2.2 million of costs related to the proxy solicitation and other costs.

Income (loss) from operations

        The decrease in income from operations was primarily due to Recapitalization related costs of $155.1 million, the $99.9 million impairment loss for our PAS-6 satellite and the $29.6 million write-off of certain customer receivable balances, partially offset by the reduction in depreciation and amortization expense of $18.0 million and the gain on sale of teleport facility of $11.1 million.

Interest expense, net

        Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
			Dollar Change
	2003	2004
Gross interest expense	$170,822	$202,676	$31,854
Less: Interest income	13,293	7,422	(5,871)
Less: Capitalized interest	13,897	8,500	(5,397)

Total interest expense, net	$143,632	$186,754	$43,122

        Interest expense, net for the year ended December 31, 2004 increased primarily as a result of the following:

  •
  The increase in the write-off of debt issuance costs during 2004, as compared with 2003, primarily due to the repayment of indebtedness in relation to the Recapitalization.

  •
  Additional interest expense after the Recapitalization, which resulted in incremental indebtedness at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below).

  •
  Lower interest income of $5.9 million primarily due to lower average cash and short term investment balances.

  •
  Lower capitalized interest during 2004 of $5.4 million due to lower satellite construction in progress balances during the year.

        These increases to interest expense, net were partially offset by lower interest expense before the Recapitalization as a result of the repayments of debt made over the last year.

Income tax expense (benefit)

        The decrease in income tax expense was primarily due to the income tax effect of costs recorded during the third quarter of 2004 related to the Recapitalization, the PAS-6 impairment loss recorded during the first quarter of 2004, and the write-off of the customer receivable balance in the second quarter of 2004. The effective income tax rate was a tax benefit of approximately 54.7% for 2004, as compared to a tax expense of approximately 26.0% for 2003.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
Revenues:
FSS	$775,009	$762,892	$(12,117)	(1.6)%
G2	74,550	85,864	11,314	15.2%
Eliminations	(18,548)	(21,686)	(3,138)	16.9%

Total revenues	$831,011	$827,070	$(3,941)	(0.5)%

Income from operations:
FSS	$269,573	$8,523	$(261,050)	(96.8)%
G2	8,601	11,452	2,851	33.1%

Total income from operations	$278,174	$19,975	$(258,199)	(92.8)%

Segment EBITDA:
FSS	$623,718	$612,089	$(11,629)	(1.9)%

G2	$9,329	$12,854	$3,525	37.8%

        As a result of the Recapitalization, we began utilizing Segment EBITDA (as defined below) as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments ("Segment EBITDA"). Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. See Note 15 "Operating Segments" to our audited consolidated financial statements appearing elsewhere in this annual report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

        Our operations are comprised of the following two segments:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide TT&C and network services to customers.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service-Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
FSS Revenues:
Video	$494,711	$472,390	$(22,321)	(4.5)%
Network	213,735	215,991	2,256	1.1%
Government	18,548	21,686	3,138	16.9%
Other	48,015	52,825	4,810	10.0%

Total FSS revenues	$775,009	$762,892	$(12,117)	(1.6)%

        Revenues.    The decrease in FSS revenues of $12.1 million was primarily attributable to lower video services revenues of $22.3 million, partially offset by $4.8 million of additional other service revenues, $3.1 million of additional government services revenues and $2.3 million of additional network services revenues as follows:

    Video Services.    The decrease in video services revenues was primarily due to a decrease in program distribution and DTH video services revenues of $26.0 million, resulting primarily from customer credit related issues in international regions. This decrease was partially offset by an increase of $3.7 million in occasional services revenues due to the broadcast of the 2004 Summer Olympics, U.S. presidential conventions and election coverage and other sporting and world events.

    Network Services.    The increase in network services revenues is primarily due to additional revenue from network resellers and additional revenues from customers with VSAT applications in North America.

    Government Services.    The increase in government services revenues, as compared to 2003 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

    Other Services.    The increase in other services revenues is primarily due to additional consulting services revenues of $5.9 million.

        Income from Operations.    The decrease in FSS income from operations was primarily due to Recapitalization related costs of $155.1 million, the $99.9 million impairment loss for our PAS-6 satellite, the $29.6 million pre-tax charge described above and the reduction in FSS gross margin resulting from lower FSS revenues as described above, partially offset by a reduction in depreciation and amortization expense of $18.7 million and the gain on sale of teleport of $11.1 million described above.

        Segment EBITDA.    The decrease in FSS Segment EBITDA is primarily due to the reduction in FSS revenues for 2004 as compared to 2003, which is described above.

G2 Segment

        Revenue.    The increase in G2 segment revenues of $11.3 million reflects a full year of operations in 2004 for the Hughes Global Services, Inc. and Esatel Communications, Inc. acquisitions made during 2003, as well as an increase in satellite bandwidth sales of $7.3 million and an increase in equipment-based sales of $6.1 million as compared to the same period in 2003, partially offset by a decrease in non-satellite bandwidth sales of $2.4 million.

        Income from operations and Segment EBITDA.    Income from operations and Segment EBITDA increased by $2.9 million and $3.5 million, respectively, as compared to the same period in 2003. These increases were primarily a result of the higher revenues earned during 2004, as discussed above, partially offset by the related cost of sales.

Results of Operations—2003 Compared to 2002

	Year Ended December 31,
			Dollar Change	Percentage Change
	2002	2003
	(In thousands, except percentages)
Revenues:
Operating leases, satellite services and other	$792,691	$814,006	$21,315	2.7%
Outright sales and sales-type leases	19,599	17,005	(2,594)	(13.2)%

Total revenues	812,290	831,011	18,721	2.3%

Operating costs and expenses:
Depreciation and amortization expense	335,717	312,833	(22,884)	(6.8)%
Direct operating costs (exclusive of depreciation and amortization)	126,387	149,696	23,309	18.4%
Selling, general and administrative expenses	101,983	86,081	(15,902)	(15.6)%
Facilities restructuring and severance costs	13,708	4,227	(9,481)	(69.2)%
Gain on insurance claims	(40,063)	—	40,063
Loss on termination of sales-type leases	18,690	—	(18,690)

Total operating cost and expenses	556,422	552,837	(3,585)	(0.6)%

Income from operations	255,868	278,174	22,306	8.7%
Interest expense, net	142,470	143,632	1,162	0.8%

Income before income taxes	113,398	134,542	21,144	18.6%
Income tax expense	28,350	35,010	6,660	23.5%

Net income	$85,048	$99,532	$14,484	17.0%

Revenues

        The increase in operating leases, satellite services and other was primarily due to higher government services and network services revenues. These increases were partially offset by lower program distribution and DTH video revenues attributable to lower net new business, customer credit issues and the 2002 FIFA World Cup as well as lower revenues from occasional use and other services (See "—Selected segment data" below). Outright sales and sales-type lease revenues during 2002 and 2003 represent periodic interest from existing sales-type leases. No new outright sales or sales-type leases were recorded in 2002 or 2003.

Depreciation and amortization expense

        This decrease was primarily due to:

  •
  lower depreciation related to Galaxy 8-i of $43.4 million which was fully depreciated in July of 2002;

  •
  lower depreciation expense recorded in 2003 of $4.1 million as a result of the write-off of our PAS-7 satellite during the first quarter of 2002. See "—Gain on insurance claims"; and

  •
  lower depreciation related to Galaxy 6 of $9.3 million which was fully depreciated in September of 2002.

These decreases were partially offset by:

  •
  additional depreciation expense of $14.3 million related to accelerated depreciation on two satellites due to reduced end-of-life estimates; and

  •
  additional depreciation expense of $18.0 million related to two satellites placed in service during 2002 and 2003.

Direct operating costs (exclusive of depreciation and amortization)

        This increase was primarily related to $40.9 million in costs related to revenues from our G2 segment. This increase was partially offset by $3.6 million in lower broadcast service costs related to the 2002 FIFA World Cup, $6.3 million of lower insurance expense and $6.5 million of other operational efficiencies achieved during 2003, including lower coordination fees, webcast services costs and compensation and benefits.

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

Facilities restructuring and severance costs

        The 2003 facilities restructuring and severance costs of $4.2 million were related to the disposal and severance charges from our teleport consolidation plan, announced in March 2003, and severance charges related to the workforce reduction that took place in the fourth quarter of 2003. The 2002 facilities restructuring and severance costs of $13.7 million were primarily attributable to the restructuring of certain of our facilities. See Note 13 "Facilities Restructuring and Severance Costs" to our audited consolidated financial statements appearing elsewhere in this annual report.

Gain on insurance claims

        This gain in 2002 reflects the net proceeds received from the insurers of PAS-7 of $215.0 million less the net book value of the PAS-7 satellite, including incentive obligations. See "—Liquidity and Capital Resources—Insurance settlements" below. There was no comparable transaction in 2003.

Loss on termination of sales-type leases

        On March 29, 2002, we entered into an agreement with one of our customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, we recorded a non-cash charge in the year ended December 31, 2002 of $18.7 million. There was no comparable transaction in 2003.

Income from operations

        The increase in income from operations was primarily due to the decrease in depreciation and amortization expense of $22.9 million, the $18.7 million loss on the termination of sales-type leases to operating leases in 2002, the $18.7 million increase in revenues and lower net facilities restructuring and severance charges of $9.5 million. These increases in income from operations were partially offset by the $40.1 million gain in 2002 related to the settlement of the PAS-7 insurance claim and higher direct operating costs and selling, general and administrative expenses of $7.4 million. The increases in revenues and operating costs were largely attributable to increased activity of our G2 segment. See "—Selected segment data" below.

Interest expense, net

        Interest expense, net consisted of the following:

	Year Ended December 31,
			Dollar Change
	2002	2003
	(In thousands)
Gross interest expense	$184,928	$170,822	$(14,106)
Less: Interest income	15,161	13,293	(1,868)
Less: Capitalized interest	27,297	13,897	(13,400)

Total interest expense, net	$142,470	$143,632	$1,162

        Gross interest expense decreased in 2003 versus 2002 by $14.1 million due to the repayment of our $200.0 million 6% notes in January 2003, the July and December 2003 prepayments under our old senior secured credit facilities of $350.0 million and $300.0 million, respectively, and the write-off of $3.3 million in debt issuance costs related to the 2002 repayment of the $1.7 billion term loan owed to The DIRECTV Group. These decreases were offset by higher interest expense after the 2002 refinancing of The DIRECTV Group term loan and the write-off of $10.7 million of debt issuance costs related to the prepayments made in 2003. Interest income decreased by $1.9 million due to lower cash balances during 2003 while capitalized interest decreased by $13.4 million due to lower construction-in-progress balances as a result of the launches of Galaxy 3C and Galaxy 12 and the termination of the Galaxy 8-iR construction agreement.

Income tax expense

        The increase in income tax expense was primarily due to an increase of $21.1 million in income before income taxes. The effective tax rate for 2003 was comparable to the rate for 2002.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2002	2003
	(In thousands, except percentages)
Revenues:
FSS	$806,272	$775,009	$(31,263)	(3.9)%
G2	24,074	74,550	50,476	209.7%
Eliminations	(18,056)	(18,548)	(492)	2.7%

Total revenues	$812,290	$831,011	$18,721	2.3%

Income from operations:
FSS	$249,850	$269,573	$19,723	7.9%
G2	6,018	8,601	2,583	42.9%

Total income from operations	$255,868	$278,174	$22,306	8.7%

Segment EBITDA:
FSS	$615,011	$623,718	$8,707	1.4%

G2	$6,018	$9,329	$3,311	55.0%

FSS Segment

        FSS Revenues by Service Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2002	2003
	(In thousands, except percentages)
FSS Revenues:
Video	$534,924	$494,711	$(40,213)	(7.5)%
Network	198,420	213,735	15,315	7.7%
Government	18,056	18,548	492	2.7%
Other	54,872	48,015	(6,857)	(12.5)%

Total	$806,272	$775,009	$(31,263)	(3.9)%

        Revenues.    The decrease in FSS revenues was primarily due to lower program distribution and DTH video revenues, which were partially offset by higher network services revenues.

        Video services.    The decrease in revenues from video services was primarily due to:

  •
  lower net new business related to program distribution and DTH video revenues of $11.8 million;

  •
  lower revenues resulting from customer credit issues of $8.8 million;

  •
  lower termination fee revenues of $9.9 million, including an $8.0 million termination fee received in 2002 from one of our customers; and

  •
  a decrease in occasional video services revenues of $9.4 million, which primarily related to the 2002 FIFA World Cup.

        These decreases were partially offset by an increase in revenues related to one-time billings and credits of $3.0 million.

        Network services.    The increase in revenues from network services was primarily attributable to higher net new network service revenues and fewer customer credit issues of $18.4 million. These increases were partially offset by lower Internet related revenues of $6.1 million, primarily as a result of increased customer terminations and contract expirations.

        Income from operations.    The increase in income from operations is primarily due to lower direct operating costs and selling, general and administrative expenses of $39.3 million, a decrease in depreciation and amortization expense of $23.6 million (See "—Depreciation and amortization expense" above), an $18.7 million loss on the termination of sales-type leases to operating leases in 2002, and lower net facilities restructuring and severance charges of $9.5 million. These increases in income from operations were partially offset by the decrease in revenues of $31.3 million and the $40.1 million gain in 2002 related to the settlement of the PAS-7 insurance claim.

        Segment EBITDA.    The increase in Segment EBITDA is primarily due to lower direct operating costs and selling, general and administrative expenses of $39.3 million described above, partially offset by the decrease in revenues of $31.3 million also described above.

G2 Segment

        Revenues.    The $50.5 million increase in G2 segment revenues was primarily the result of the purchases of Hughes Global Services, Inc. and Esatel Communications, Inc. in March 2003 and August 2003, respectively. Our G2 revenues during 2002 consisted primarily of leases of FSS satellite capacity to government contractors. During 2003, with the acquisitions of Hughes Global Services, Inc. and Esatel Communications, Inc., this segment's revenues were expanded to include direct contractual arrangements with the U.S. government and end-to-end satellite service offerings, such as equipment sales to customers.

        Income from operations and Segment EBITDA.    Income from operations and Segment EBITDA increased by $2.6 million and $3.3 million, respectively, primarily due to a $50.5 million increase in G2 revenues offset by an increase in operating costs of $47.9 million. These increases were due to the 2003 acquisitions of Hughes Global Services, Inc. and Esatel Communications, Inc., which resulted in increases in equipment sales and contractual arrangements with the U.S. government. Equipment and non-satellite bandwidth sales carry lower margins as compared to leases of FSS satellite capacity.

Satellite Technology

        Our satellites are typically constructed to operate at full capacity over a design life of 15 years, although the actual performance and operating life of a satellite can vary significantly from that estimate. A satellite's performance and operating life will depend on operational considerations anticipated at the time of design and launch, such as the amount of fuel on board or expected degradation over time of electrical, propulsion, control or other on-board systems necessary for its operation. Performance or operating life may be extended if components degrade less than expected or if requirements are changed to allow reduced-fuel operations. However, performance or operating life may be reduced as a result of anomalies not contemplated by the satellite design which may not have become apparent until the satellite was placed in orbit or after the satellite has been in orbit for some time. It has been our experience that some of these anomalies can be common among satellites of the same model, or on satellite operating systems from the same manufacturer.

        From time to time, our satellites experience operating problems that do not result in a reduction of expected life or usable capacity, but that may result in temporary outages for our customers. Recently, one of our satellites experienced such problems resulting in brief outages for several customers. These problems were resolved through adjustments in the operation of the satellite, and no further outages have occurred.

        We have identified three types of common anomalies among the satellite models in our fleet, which, if they materialize, have the potential for a significant operational impact. These are:

  •
  failure of both of the on-board XIPS used to maintain the in-orbit position of BSS 601 HP satellites;

  •
  accelerated solar array degradation in early BSS 702 satellites; and

  •
  failure of the on-board spacecraft control processor, or SCP, in BSS 601 satellites.

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

        PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, PAS-6B. Accordingly, these events have not affected service to any of our customers and we anticipate that they will not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset, which has resulted in lower depreciation expense related to this satellite of approximately $9.3 million for the year ended December 31, 2004.

        For tables showing all identified significant operational concerns, see "—Satellite Insurance—Insured satellites" and "—Satellite Insurance—Uninsured satellites" below.

BSS 601 HP XIPS

        The BSS 601 HP satellite uses a XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite's performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites, excluding Galaxy 8-i. Galaxy 8-i experienced failures of both XIPS in 2000 and continued to operate using bi-propellant until it was de-orbited in February 2004. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

        The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from June 28, 2003, the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total contracted backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide ample time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our investments in sales-type leases on this satellite are fully recoverable.

        We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. As of March 2004, following the final insurance settlement on this satellite, depreciation on Galaxy 4R has been approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to launch a replacement for Galaxy 4R in 2006. See "—Recent Insurance Settlements" and "—Satellite Deployment Plan" below.

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We plan to construct and launch a replacement satellite for PAS-6B prior to the end of its useful life, although no commitment has been made for the procurement of this satellite at this time. As a result of this XIPS failure, during 2003 we reduced our total contracted backlog by approximately $360.0 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. See "—Satellite Deployment Plan" below.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. On August 3, 2004, the secondary XIPS on this satellite permanently failed. The primary XIPS on this satellite had previously failed. The satellite is operating normally on its back-up bi-propellant propulsion system, which has proven to be a highly reliable propulsion system with extensive flight experience. This satellite is expected to operate normally on its available bi-propellant fuel for over three years. Prior to this event, Galaxy 10R was scheduled to have an estimated end of useful life in 2015. We do not expect this event to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite and there should be no material impact on services, revenues or satellite operations. This event will result in acceleration to the 2005-2007 timeframe of planned capital expenditures to replace this satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, offsetting the third quarter losses. The expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $3.0 million per year.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of $0 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 6 years from December 31, 2004. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 11.9 years from December 31, 2004.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of useful life of one of our BSS 601 HP satellites, PAS-9, from 2015 to 2013. This will result in an increase in our annual depreciation expense of $3.4 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life resulted in a reduction in our contracted backlog of approximately $62.0 million as of December 31, 2004. However, given the nature of our customers' use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

BSS 702 solar arrays

        All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the useful life of Galaxy 11 from 2015 to 2009 and of PAS-1R from 2016 to 2010, which will result in an increase in our annual depreciation expense of $24.5 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable. See "Recent Insurance Settlements" and "Satellite Deployment Plan" below.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

        Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our Galaxy 3R and PAS-4 satellites, have experienced primary SCP failures and are operating on their backup SCPs. Galaxy 3R has limited fuel remaining and is operating in an inclined orbit. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on either Galaxy 3R or PAS-4 will cause an interruption of our business or require replacement of a satellite.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $1.0 million.

Satellite Insurance

        There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss of business we may experience on the failure of a satellite. Launch insurance may replace the capitalized cost of a satellite, but it will not cover the business costs that may result from the delay before a replacement satellite can be constructed and placed into service, such as lost revenues. In-orbit insurance may not be economically available or may be limited in coverage or subject to deductibles or exclusions in a manner that limits its value to the business. In-orbit spare satellites, ground-based spare satellites, interim restoration capacity on other satellites and designated reserve transponders may offer certain protections against loss of business due to a satellite failure, but they may not be immediately available when needed and they may only be an economical choice in certain situations. Following is an analysis of our risk management plan.

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

        The premium on a launch insurance policy can vary considerably based on the type of satellite and the success rate of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the fully capitalized cost for a policy covering the launch and initial operations for one year thereafter, although the rates on the types of satellites that we launch generally range from 18% to 25%. As a result of several launch and in-orbit failures in the industry over the last few years, a launch and initial operations insurance premium can equate to $40.0 million or more, assuming a typical $200.0 million satellite with a 20% launch premium. We capitalize the cost of the launch insurance premium and amortize it over the satellite's operational life.

        In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. Currently, the premium on an in-orbit policy is typically 2.50% to 3.25% per year of the insured amount, which equates to an annual premium of between $5.0 million and $6.5 million on a typical $200.0 million satellite that is fully insured. We record the in-orbit insurance premiums as direct operating costs as they are incurred. We also maintain third-party liability insurance.

        The terms of our satellite insurance policies generally provide for payment of the full insured amount if the satellite fails to reach or maintain its orbital location, the satellite fails to perform in accordance with certain design specifications or 75% or more of its operational capacity is lost. In addition, the in-orbit policies generally provide for partial payment for losses of less than 75% of the satellite's operational capacity, in each case subject to applicable deductibles and exclusions. Accordingly, payments for loss under these policies may not coincide with the actual impairment of the satellite. Satellites for which total payments have been received may remain fully operational for extended periods of time and satellites which have been operationally impaired may not result in any insurance payment. Insurance policies typically provide for salvage payments to the insurer, which historically have been based on a share of any revenues generated from satellites that continue to operate after a total loss benefit has been paid.

        See "Risk Factors—Risks Relating to Our Industry".

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

        We currently use in-orbit spares to backup portions of our fleet. For example, Galaxy 9 is an in-orbit spare for the C-band capacity serving our U.S. cable customers. This satellite backs-up all or portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. PAS-4 provides backup capacity to PAS-10.

Satellite risk management strategy

        As a result of the relatively high number of satellite and launch vehicle anomalies in the last few years, the cost of satellite insurance has increased, while the level of available coverage has decreased. In addition to higher premiums, there is a trend toward higher deductibles, shorter coverage periods and additional satellite health-related policy exclusions. Accordingly, as our existing satellite insurance policies expire, and in response to changes in the satellite insurance market, we will continue to consider, evaluate and implement the use of backup satellites and transponders and the purchase of in-orbit insurance with lower coverage amounts, more exclusions and greater deductibles so that we can better protect our business and control our costs. As a result of the trends in satellite insurance, the capital expenditure, fleet deployment and financial plans used in evaluating our dividend policy contemplate the increased use of backup satellites and transponders and lower insurance coverage amounts, more insurance exclusions and greater insurance deductibles.

Insured satellites

        As of December 31, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of $690.1 million. As of such date, these insured satellites, which are listed in the table below, had an aggregate net book value and other insurable costs of approximately $820.6 million. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, is no longer insured. As of December 31, 2004, our Galaxy 10R satellite was insured for its net book value and other insurable costs of approximately $98 million.

        Set forth below is a table describing our currently insured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model and "ORB" indicates an Orbital Sciences model.

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Significant Exclusion in Policy
Galaxy 3C	BSS 702	2017	—	No
Galaxy 4R	BSS 601 HP(1)	2007	XIPS(2)	Yes—XIPS(3)
Galaxy 12	ORB Star 2	2018	—	No
Galaxy 13/Horizons 1	BSS 601 HP(1)	2018	—	Yes—XIPS
PAS-9	BSS 601 HP(1)	2013	—	Yes—XIPS
PAS-10	BSS 601 HP(1)	2016	—	No(4)

(1)
All of our owned BSS 601 HP satellites have XIPS. See "—Satellite Technology—BSS 601 HP XIPS" above.

(2)
Both the primary and secondary XIPS have failed and this satellite is operating on its back-up bi-propellant propulsion system.

(3)
We have settled a constructive total loss claim on the main policy. A supplemental policy remains which has a XIPS exclusion.

(4)
The supplemental policy on PAS-10, covering an investment in a sales-type lease of $35.9 million, has a component exclusion for XIPS. The primary policy on this satellite has no component exclusion.

Significant exclusion policies

        Of the insured satellites, as of December 31, 2004, three were covered by Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. The three satellites covered by Significant Exclusion Policies as of December 31, 2004, were:

  •
  PAS-9, which has on-satellite backups available for the systems on which exclusions have been imposed. We believe that these backups would allow for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion.

  •
  Galaxy 4R, in respect of which we recently received insurance proceeds, and which has a remaining policy covering $19.4 million of investments in sales-type leases that is subject to a component exclusion. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. See "—Recent Insurance Settlements" below.

  •
  Galaxy 13/Horizons 1, which was placed in service in January 2004, continues to have a fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

        PAS-9, Galaxy 4R and Galaxy 13/Horizons 1 had an aggregate net book value and other insurable costs of $265.1 million as of December 31, 2004.

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

Uninsured satellites

        We had 17 uninsured satellites in orbit as of December 31, 2004. As of December 31, 2004, our uninsured satellites had a total net book value and other insurable costs of approximately $706.6 million. In January 2005, one of these uninsured satellites, Galaxy 5, was replaced by our Galaxy 12 satellite and was deorbited. Additionally, as indicated above, the insurance policy for Galaxy 10R expired and was not replaced. As such, Galaxy 10R is currently uninsured. Galaxy 10R and Galaxy 5 had net book values and other insurable costs of approximately $98 million and $0, respectively, as of December 31, 2004.

        Set forth below is a table describing our currently uninsured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model and "SSL" indicates a Space Systems/Loral model. We designate satellites as being in primary operating service based on various factors, including, without limitation, estimated useful life, revenue generating ability, history of anomalies and health of the satellite.

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Insurance Considerations	Replacement Expectations
Satellites in primary operating service:
Galaxy 1R	BSS 376	2005	—	Limited life remaining; Protected by in-orbit spare	Yes—2005
Galaxy 10R	BSS 601 HP	2008	XIPS(1)	Insurance policy expired in January 2005 and was not replaced(2); Partially protected by in-orbit spare	Yes—2007
Galaxy 11	BSS 702	2009	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes—Ground spare construction commenced in 2004
PAS-1R	BSS 702	2010	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms	Yes—At a date to be determined
PAS-2	BSS 601	2009	SSPA(3)	Insurance not available on commercially reasonable terms	Yes—2008
PAS-3R	BSS 601	2009	—	Insurance not available on commercially reasonable terms	Yes—2009
PAS-6B	BSS 601 HP	2008	XIPS(1)	Insurance not available on commercially reasonable terms	Yes—2007
PAS-7	SSL FS 1300	2013	Solar Panel	Previous insurance settlement; No net book value	Yes—2013
PAS-8	SSL FS 1300	2014	—	Insurance not available on commercially reasonable terms	Yes—2014

Back-up satellites and satellites in secondary operating service:
Galaxy 3R	BSS 601	2008	Single SCP	Minimal net book value;	No—Already replaced
Galaxy 9	BSS 376	2008	—	Back-up satellite; Insurance not available on commercially reasonable terms	No—Already replaced
PAS-4	BSS 601	2010	Single SCP	Back-up satellite	No—Already replaced
SBS 6	BSS 393	2007	Battery Cells	Limited life remaining	Under review
PAS-5	BSS 601 HP	2012	Battery Cells	Previous insurance settlement; No net book value	No—Already replaced
HGS-3	BSS 601	2011	Battery Controller	Minimal net book value	No
HGS-5	BSS 376	2008	—	Limited life remaining; No net book value	Under Review
Leasat F5	BSS 381	2008	—	No net book value	No

(1)
Both the primary and secondary XIPS have failed and this satellite is operating on its back-up bi-propellant propulsion system.

(2)
In November 2004, we settled a constructive total loss claim on this policy.

(3)
Solid state power amplifiers, or SSPAs, have been failing over time, which reduces C-band transponder capacity.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. See "Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance".

Recent Insurance Settlements

        On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. On December 29, 2003, we reached a final settlement of these insurance claims for payment of $260.0 million. We will continue to own and operate these satellites free and clear of any claims of these insurers. In the first quarter of 2004, we received the $260.0 million settlement amount.

        On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of its useful life.

        On August 31, 2004 we filed a proof of loss under the insurance policy for our Galaxy 10R Spacecraft after the secondary XIPS on this satellite permanently failed. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. See "—Long-term debt" below.

Satellite Deployment Plan

        Our construction and launch strategy is to replace existing satellites as they approach the end of their useful lives. In addition, we selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities.

        During 2003, we launched our Galaxy 12 and Galaxy 13/Horizons 1 satellites. We expect to launch three satellites by the end of 2006. We are scheduled to launch Galaxy 14 in the second quarter of 2005 to serve as an in-orbit spare. We plan to launch Galaxy 15 in the third quarter of 2005 to replace Galaxy 1R at 133 degrees west longitude. We plan to launch Galaxy 17 in the third quarter of 2006 to replace Galaxy 4R at 99 degrees west longitude. We replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 in January 2005 and subsequently deorbited Galaxy 5.

        In April 2004, we entered into an agreement for the construction of Galaxy 16, an on-ground spare for Galaxy 11, which will also serve as a spare to protect against launch failure of Galaxy 17 or Galaxy 18. In June 2004, we executed a definitive agreement for the procurement of Galaxy 17, which will replace Galaxy 4R. In addition, we plan to construct and launch a replacement satellite for PAS-6B prior to the end of its useful life, although no commitments have been made for the procurement of this satellite.

        The August failure of the secondary XIPS on our Galaxy 10R satellite will result in acceleration to the 2005-2007 timeframe of planned capital expenditures to replace it. In February 2005, we signed a contract for the construction of Galaxy 18, which will serve as a replacement satellite for Galaxy 10R. We plan to launch Galaxy 18 in the third quarter of 2007.

        Assuming satellites under development are successfully launched and services on the satellites commence on schedule, we believe that amounts available under our revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund our operations and our remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that amounts available under our revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by uninsured launch or in-orbit failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

Liquidity and Capital Resources

        We intend to fund ongoing operations through cash generated by operations and availability under our revolving credit facility. As part of the Recapitalization, we incurred substantial debt, including outstanding debt under our senior secured credit facilities and 9% senior notes, with interest payments on this indebtedness substantially increasing our liquidity requirements. See "Risk Factors—Risks Relating to Our Business—We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to pay dividends on our common stock, comply with our debt covenants, repay our indebtedness and operate our business".

        Holdco's primary source of liquidity will be cash flow generated from our operations. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and our 9% senior notes are the two contractual obligations that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco.

        Our senior secured credit facilities are comprised of an $800.0 million Term Loan A Facility (of which $674.3 million is currently outstanding) due in 2009, a $1,647.5 million Term Loan B Facility (of which $1,647.5 million is currently outstanding) due in 2011 and a $250.0 million revolving credit facility due in 2009. We currently do not have any outstanding borrowings under the revolving credit facility and have approximately $43.0 million of standby letters of credit outstanding. We currently have outstanding approximately $1.2 million aggregate principal amount of our 8 1/2% Senior Notes due 2012.

We have repaid an aggregate of approximately $125.7 million of our Term Loan A Facility and $12.5 million of our existing Term Loan B Facility since closing of the Recapitalization, and we expect to repay approximately $290.0 million of the Term Loan A Facility with a portion of the net proceeds from Holdco's initial public offering and cash on hand. In addition, we redeemed the entire outstanding aggregate principal amount of our 6 1/8% Senior Notes due 2005 on October 22, 2004 with cash on hand and cash from operations.

        We also expect to repay approximately $353.5 million, or 35%, of our $1,010.0 million of outstanding senior notes at a redemption price equal to 109% of the aggregate principal amount thereof with a portion of the net proceeds from Holdco's initial public offering.

        Concurrent with the completion of Holdco's initial public offering, we intend to amend our senior secured credit facilities. Borrowings under our senior secured credit facilities will bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under our senior secured credit facilities will be subject to adjustment based on a pricing grid.

        Our senior secured credit facilities require us and our subsidiaries to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. In addition, our senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, prepayments of subordinated debt, investments, mergers and consolidations, changes in business, liens, amendment of subordinated debt and other matters customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate.

        The amendment to our senior secured credit facilities, which will be effective concurrently with Holdco's initial public offering will, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that we repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  tighten the maximum required total leverage ratio covenant;

  •
  lower the applicable margins for the Term Loan B Facility;

  •
  permit the payment of the management fee payable to the Sponsors in connection with termination of the management services agreement (See "—Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions with The Sponsors and Their Affiliates" below); and

  •
  conform the change of control definition to the change of control definition in the indenture governing our 9% senior notes.

        The description of the required financial covenant levels contained in the senior secured credit facilities and the calculations below reflect the amendments to be made concurrently with Holdco's initial public offering.

        Required financial covenant levels under the senior secured credit facilities and actual results as of and for the four quarters ended December 31, 2004 were as follows:

	Required Covenant Levels for the Four Quarters Ended December 31, 2004	Actual Results for the Four Quarters Ended December 31, 2004
Total leverage ratio(1)	6.75 to 1.00	5.71 to 1.00
Interest coverage ratio(2)	2.00 to 1.00	3.05 to 1.00
Capital expenditures(3)	$400 million	$51.2 million

(1)
Ratio calculations are determined as of the end of such period. Under the credit agreement governing our senior secured credit facilities, the total leverage ratio is calculated as consolidated total debt (defined as the sum of all indebtedness for borrowed money of us and our restricted subsidiaries (as defined in the credit agreement) outstanding and all capitalized lease obligations of us and our restricted subsidiaries outstanding less the aggregate amount of cash included in the cash accounts listed on our consolidated balance sheet and the balance sheet of our restricted subsidiaries to the extent the use thereof for application to payment of indebtedness is not prohibited by law or any contract to which we or any of our restricted subsidiaries is a party) divided by Adjusted EBITDA. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

(2)
Ratio calculations are determined for such period. Under the credit agreement governing our senior secured credit facilities, the interest coverage ratio is calculated as Adjusted EBITDA divided by consolidated interest expense (defined as the cash interest expense for us and our restricted subsidiaries (including that attributable to capital leases), net of cash interest income, including all commissions, discounts and other fees and charges owed with respect to letters of credit, bankers' acceptance financing and net costs under hedge agreements, and including, capitalized interest in connection with the purchase of satellites to the extent paid in cash, but excluding amortization of deferred financing costs and any other non-cash interest). Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

(3)
Calculations are determined for such period. Under the credit agreement governing our senior secured credit facilities, capital expenditures means the aggregate of all expenditures (but excluding any amount representing capitalized interest), provided that capital expenditures does not include among other things expenditures made in connection with the replacement or repair of assets to the extent financed from insurance proceeds. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

        The indenture governing our 9% senior notes limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; create liens; enter into sale and lease-back transactions; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and engage in transactions with affiliates. Subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2004, we were in compliance with all such covenants.

        The indenture governing our 9% senior notes and our senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our 9% senior notes due 2014 and our senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that we immediately repay all amounts outstanding under such facilities and a prohibition on us paying dividends to Holdco, and non compliance with the debt incurrence ratios contained in our 9% senior notes prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends on our respective common stocks, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, our ability to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated.

	December 31,
	2002	2003	2004
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$519,247	$473,381	$294,857
Depreciation and amortization	(335,717)	(312,833)	(294,822)
Deferred income taxes	(38,107)	(14,722)	97,958
Amortization of debt issue costs and other deferred charges	(12,474)	(9,731)	(14,079)
Gain on sale of teleport	—	—	11,113
Provision for uncollectible receivables	(12,616)	1,632	(31,226)
Effect of Galaxy 10R XIPS anomaly	—	—	(9,090)
Other non-cash items	—	(2,756)	2,567
Gain on insurance claims	40,063	—	9,090
Satellite impairment loss	—	—	(99,946)
Loss on termination of sales-type leases	(18,690)	—	—
Facilities restructuring and severance costs	(13,708)	(4,227)	(6,093)
Reversal of sales-type lease liabilities	—	—	3,727
Gain on disposal of fixed assets	—	—	1,332
Loss on early extinguishment of debt	(3,309)	(10,663)	(25,751)
Changes in assets and liabilities, net of acquired assets and liabilities	(39,641)	(20,549)	(15,126)

Net income (loss)	$85,048	$99,532	$(75,489)

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$85,048	$99,532	$(75,489)
Interest expense, net	142,470	143,632	186,754
Income tax expense (benefit)	28,350	35,010	(91,290)
Depreciation and amortization	335,717	312,833	294,822

EBITDA	$591,585	$591,007	$314,797

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$591,585	$591,007	$314,797
Adjustment of sales-type leases to operating leases (a)	22,442	22,858	25,771
Loss on termination of sales-type leases (b)	18,690	—	—
Satellite impairment loss (c)	—	—	99,946
Gain on insurance claims (d)	(40,063)	—	—
Facilities restructuring and severance costs (e)	13,708	4,227	6,192
Reserves for long-term receivables and sales-type lease adjustments (f)	5,750	(632)	24,419
Reversal of allowance for customer credits (g)	—	8,100	7,200
Investments (h)	5,000	1,800	—
Transaction-related costs (i)	—	—	155,131
Gain on sale of teleport (j)	—	—	(11,113)
Other items (k)	3,917	5,687	2,600

Adjusted EBITDA	$621,029	$633,047	$624,943

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

(b)
For fiscal 2002, loss on termination of sales-type leases represents the non-cash loss of $18.7 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponder recorded on our books as satellites upon the termination. See Note 4 to the audited consolidated financial statements appearing elsewhere in this annual report.

(c)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 6 to the audited consolidated financial statements appearing elsewhere in this annual report.

(d)
For fiscal 2002, gain on satellite insurance claims represents the gain recorded related to the PAS-7 insurance claim. This gain reflects insurance proceeds of $215.0 million offset by the write-off of approximately $175.0 million of net assets related to the PAS-7 satellite. See Note 6 to the audited consolidated financial statements appearing elsewhere in this annual report.

(e)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 13 to the audited consolidated financial statements appearing elsewhere in this annual report.

(f)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. In addition, in 2002, additional reserves for sales-type leases were recorded based on the credit evaluation of certain customers. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period.

(g)
For fiscal 2003 and 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. See Note 2 to the audited consolidated financial statements appearing elsewhere in this annual report. In connection with the Recapitalization, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(h)
For all periods presented, we reserved for investments that are accounted for using the cost method to reflect our assessment of their current market value.

(i)
For fiscal 2004, amount represents the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs.

(j)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. See Note 13 to the audited consolidated financial statements appearing elsewhere in this annual report.

(k)
For fiscal 2002, other items consists of (i) $2.2 million of loss on disposal of assets and (ii) $1.7 million of transaction costs related to acquisitions not consummated. For fiscal 2003, other items consists of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consists of (i) $2.6 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.3 million of transaction costs related to acquisitions not consummated, (iv) $0.2 million of loss on disposal of assets and (v) $0.1 million loss from an investment accounted for by the equity method, partially offset by $1.3 million of non-cash reserve adjustments.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

        The following significant transactions impacting cash and cash equivalents are expected to occur during 2005:

  •
  capital expenditures in the range of $150 million to $170 million, including cash capital expenditures in the range of $130 million to $140 million (cash capital expenditures exclude new incentive obligations, which will be paid in the future, and capitalized interest). Expected cash capital expenditures are net of approximately $35 million to $40 million of expected reimbursements from a major customer resulting from the accelerated construction of a satellite for the customer's use;

  •
  cash interest payments related to our debt obligations in the range of $200 million to $215 million and cash interest payments related to our incentive obligations in the range of $9 million to $12 million; and

  •
  dividend payments to Holdco after the completion of Holdco's initial public offering of approximately $100 million.

Capital Expenditures

        We have invested approximately $3.9 billion in our existing satellite fleet and ground infrastructure through December 31, 2004. We believe that annual capital expenditure limitations in the senior secured credit facilities will not inhibit us from meeting ongoing capital expenditure needs. Our average annual capital expenditures from 1998 through 2002 were approximately $480.0 million. For the years ended December 31, 2002, 2003 and 2004, our satellite and non-satellite capital expenditures were as follows (in thousands):

	Year Ended December 31,
Description
	2002	2003	2004
	(In thousands)
Satellite Capital Expenditures	$282,464	$76,991	$155,323
Non-Satellite Capital Expenditures	11,849	27,091	23,390

Total	$294,313	$104,082	$178,713

        Expected capital expenditures for 2005 relate to the following satellites:

Satellite	Expected Launch Date	Expected In Service Date
Galaxy 14	Second quarter of 2005	Second quarter of 2005
Galaxy 15	Third quarter of 2005	Third quarter of 2005
Galaxy 17	Third quarter of 2006	Fourth quarter of 2006
Galaxy 18	Third quarter of 2007	Third quarter of 2007

        In addition, in the second quarter of 2004, we commenced construction of Galaxy 16, an on-ground spare for Galaxy 11 and Galaxy 17. Upon the successful launch of Galaxy 17, Galaxy 16 will be available as a replacement for Galaxy 11. We also have a contractual arrangement in place that would allow us to procure the construction of an additional satellite.

        Our ability to make scheduled payments of principal, or to pay the interest or special interest, if any, on, or to refinance our indebtedness, to make dividend payments on our common stock, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under our senior secured credit facilities, will be adequate to construct and launch our satellites currently under development for at least the next 24 months and meet our future liquidity needs, including the payment of dividends on our common stock through the end of 2005.

        There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to enable us to pay dividends on our common stock at the levels anticipated or service our indebtedness, cost overruns, delays, capacity shortages or other unanticipated expenses. Based on the dividend policy with respect to our common stock which our board of directors will adopt upon the closing of Holdco's initial public offering, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business may suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of December 31, 2004 on a historical basis:

		Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Total Debt:
Senior Secured Credit Facilities	$2,321,810	$4,100	$327,510	$413,200	$1,577,000
9% Senior Notes Due 2014	1,010,000	—	—	—	1,010,000
Other Notes (1)	276,190	—	—	150,000	126,190

Total	3,608,000	4,100	327,510	563,200	2,713,190
Interest payments (2)	2,105,478	252,352	546,318	499,870	806,938
Satellite Incentive Obligations	112,260	13,150	25,948	24,962	48,200
Operating Leases	32,084	5,903	10,277	8,710	7,194
Satellite Construction and Launch Contracts	112,978	64,994	14,019	1,912	32,053
Customer Contracts	48,907	20,635	11,242	5,984	11,046
Vendor Contracts	60,077	16,089	18,517	11,740	13,731

Total Contractual Obligations	$6,079,784	$377,223	$953,831	$1,116,378	$3,632,352

(1)
Consists of $150.0 million of 6 3/8% Senior Notes due 2008, $1.2 million of 8 1/2% Senior Notes due 2012 and $125.0 million of 6 7/8% Senior Debentures due 2028.

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

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of December 31, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Cash and cash equivalents

        At December 31, 2004, we had cash and cash equivalents of $38.6 million, compared to $176.1 million at December 31, 2003. During the year ended December 31, 2004, we recorded the following significant transactions impacting cash and cash equivalents:

  •
  generated $294.9 million of cash flows from operations;

  •
  made $178.7 million of capital expenditures;

  •
  repaid approximately $1.60 billion of debt, including $1.05 billion that was repaid in August 2004 in relation to the Recapitalization;

  •
  issued approximately $3.51 billion of new debt obligations in connection with the Recapitalization (see "—Long-term Debt" below);

  •
  received $362.2 million of insurance proceeds;

  •
  paid approximately $306.2 million of costs related to the Recapitalization, including $151.1 million of costs that were capitalized to debt issuance costs and stockholders equity within our consolidated balance sheet and $155.1 million that were expensed as transaction related costs within our consolidated statement of operations for the year ended December 31, 2004;

  •
  repurchased 546,994,644 shares of our common stock (on an unadjusted basis) for approximately $2.78 billion. On August 20, 2004, 418,291,126 of these treasury shares were retired and the remaining 128,703,518 treasury shares were canceled; and

  •
  included in cash flows from operations is approximately $167.0 million of interest payments made during 2004 relating to our debt and incentive obligations.

Changes in cash flows: 2004 compared to 2003

	Year Ended December 31,
	2003	2004	Dollar Change
	(In thousands)
Net cash provided by operating activities	$473,381	$294,857	$(178,524)
Net cash provided by investing activities	69,234	572,699	503,465
Net cash used in financing activities	(855,267)	(1,005,968)	(150,701)
Effect of exchange rate changes on cash	374	932	558

        The decrease in the net cash provided by operating activities was primarily due to the payment of $155.1 million of Transaction-related costs that were expensed within our consolidated statement of operations during the year ended December 31, 2004. Additionally, there was a $22.1 million decrease in cash provided by prepaid expenses and other assets resulting from increased progress payments recorded during the year ended December 31, 2004 in relation to the construction of a customer's L-band navigational payload on Galaxy 15, as well as an increase in cash used for prepaid insurance, including satellite insurance. These decreases in cash flows from operations were partially offset by a decrease in cash used within operating leases and other receivables of $20.7 million. The decrease in cash used within operating leases and other receivables was primarily attributable to improved collections of customer receivables during the year ended December 31, 2004, as compared to the same period in 2003.

        The increase in net cash provided by investing activities was primarily due to:

  •
  the receipt of $362.2 million of insurance proceeds during 2004, as compared with $102.6 million of insurance proceeds received during 2003; and

  •
  the increase in sales of short term investments of approximately $352.8 million, as compared with 2003. During the year ended December 31, 2004, we had net sales of short-term investments of $374.1 million, as compared with net sales of short-term investments of $21.3 million during the year ended December 31, 2003.

        These increases were partially offset by:

  •
  an increase in capital expenditures of $74.6 million; and

  •
  a decrease in proceeds received from satellite manufacturers of approximately $68.2 million.

        The increase in cash used within financing activities was primarily due to cash activity related to the Recapitalization during the year ended December 31, 2004. The cash activity related to the Recapitalization included the repayment of long-term debt, issuance of new debt, payment of costs related to the Recapitalization and the repurchase of treasury shares as described above. Additionally, we repaid $350.0 million of debt under the term loan B-1 facility of our old credit facility during 2004 and recorded approximately $20.8 million of new satellite incentive obligations during 2004. During 2003, we repaid approximately $850 million of long-term debt from cash on hand.

Changes in cash flows: 2003 compared to 2002

	Year Ended December 31,
	2002	2003	Dollar Change
	(In thousands)
Net cash provided by operating activities	$519,247	$473,381	$(45,866)
Net cash provided by (used in) investing activities	(457,729)	69,234	526,963
Net cash provided by (used in) financing activities	1,420	(855,267)	(856,687)
Effect of exchange rate changes on cash	(839)	374	1,213

        The decrease in the net cash provided by operating activities was primarily attributable to: (i) a decrease in net income adjusted for non-cash items of $26.8 million; (ii) an increase in the cash used within operating leases and other receivables of $16.1 million as a result of higher receivable balances; and (iii) a decrease in cash provided from accounts payable and accrued liabilities of $38.6 million. The increase in receivables was attributable to additional government service billings and timing of cash receipts from customers. The decrease in cash provided from accounts payable and accrued liabilities was primarily a result of changes in accrued interest and scheduled interest payments after the 2002 Refinancing. These decreases in cash provided by operating activities were partially offset by an increase in cash provided by prepaid expenses and other assets of $32.8 million primarily resulting from (i) reductions in prepaid satellite insurance of $12.5 million, and (ii) the receipt of income tax refunds during 2003 which were established during 2002.

        The increase in net cash provided by investing activities was primarily due to:

  •
  an increase in sales of short-term investments of approximately $399.7 million. During 2002, we had net purchases of short-term investments of $378.4 million as compared to net sales of short-term investments of $21.3 million during 2003;

  •
  a decrease of capital expenditures of $190.2 million; and

  •
  $69.5 million collected from one of our satellite manufacturers in relation to a previously recorded receivable for the mutual termination of a satellite construction contract.

        These increases to cash provided by investing activities were partially offset by the following decreases:

  •
  a decrease of $112.4 million of insurance proceeds received during 2003 as compared to 2002; and

  •
  cash paid for acquisitions during 2003 of $20.2 million.

        The increase in net cash used in financing activities was primarily due to $1.8 billion of new borrowings obtained in the 2002 Refinancing. This decrease was partially offset by the following:

  •
  lower repayments of long-term debt during 2003 of $921.5 million. During 2002 and 2003, we repaid $1,771.5 million and $850.0 million, respectively, of long-term debt; and

  •
  lower debt issuance costs of approximately $39.9 million. We incurred $41.4 million of debt issuance costs in conjunction with our 2002 Refinancing.

        For the year ended December 31, 2003 cash increased by $0.4 million as a result of foreign exchange rate changes, as compared to a decrease of $0.8 million for the year ended December 31, 2002. The translation gain as of December 31, 2003 was primarily due to the decrease in the value of the U.S. dollar during 2003.

Long-term debt

        In connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of 9% senior notes due 2014; (iii) terminated and repaid its old credit facility; (iv) completed a tender offer for substantially all of its $275.0 million 6 3/8% Notes due 2005 and its $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of its remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under its revolving credit facility. On November 19, 2004, we used the proceeds from our Galaxy 10R insurance settlement and cash on hand to make a voluntary prepayment of approximately $137 million under the senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility while the remaining $12.5 million was applied to the Term Loan B Facility.

        As of December 31, 2004, long-term debt consisted of the following (in thousands):

December 31, 2004
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Recapitalization Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	674,310
Term Loan B due 2011	1,647,500
9% Senior Notes due 2014	1,010,000

3,608,000
Less: current maturities	4,100

Total Long-Term Debt	$3,603,900

        At December 31, 2004, we had total debt outstanding of approximately $3,608.0 million, including aggregate current maturities of $4.1 million relating to the Term Loan B Facility under the senior secured credit facilities described below. We intend to redeem approximately $353.5 million, or 35%, of our 9% senior notes and repay approximately $290.0 million of the Term Loan A Facility with a portion of the net proceeds from Holdco's initial public offering and cash on hand.

        Our senior secured credit facilities, as amended concurrently with Holdco's initial public offering, are comprised of a $250.0 million revolving facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B Facility, which matures in August 2011. At December 31, 2004, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.50% and LIBOR plus 2.75%, respectively, and the revolving credit facility was undrawn. After giving effect to the amendment to our senior secured credit facilities which is concurrent with Holdco's initial public offering, the interest rate on the new Term Loan B Facility will be LIBOR plus 2.25%. These rates are subject to change based on our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving facility and the Term Loan A Facility, if any, which, as of December 31, 2004 on an annual basis was 0.50%. We currently have outstanding letters of credit totaling $43.0 million. Outstanding letters of credit reduce our ability to borrow against the revolving facility by an equivalent amount. Any amounts borrowed under the revolving facility would bear interest at LIBOR plus 2.50% as of December 31, 2004, although this interest rate is subject to adjustment based on our total leverage ratio.

        The 9% senior notes bear interest at an annual rate of 9.0%, require interest payments to be made semi-annually and mature on August 15, 2014.

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by the senior secured credit facilities, we repaid the Term Loan A Facility by the amount of the 8 1/2% Senior Notes that remained outstanding after the tender offer.

        On August 22, 2004, we completed a tender offer to purchase any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/8% Notes due 2005 for cash. On October 22, 2004, we completed a redemption of our remaining $24.2 million 6 1/8% Notes due 2005 that were not purchased in the tender offer from cash on hand.

        In June 2004, we repaid the $349.1 million outstanding balance under the term loan B-1 facility of our old credit facility from available cash on hand.

        We also have outstanding ten and thirty-year fixed rate notes totaling $275.0 million issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2004, were $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 1/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

Interest rate swap arrangements

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement on $100.0 million for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of December 31, 2004, based upon quoted market prices from the counterparty, reflected a liability of approximately $0.2 million. In conjunction with the repayment of the term loan B-1 facility of our old credit facility in June 2004, we recorded a charge of $0.5 million representing the amount accumulated within other comprehensive income related to the swap. The liability was not impacted by the repayment of that loan as the interest rate swap agreement is still in effect. In June of 2004, in connection with the repayment of the term loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within earnings from that time. See Note 8, "Long-Term Debt" to our audited consolidated financial statements appearing elsewhere in this annual report.

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this hedge agreement, we exchanged the floating-rate obligation on $1.25 billion of our Term Loan B facility for a fixed-rate obligation. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate hedge agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties.

Facilities restructuring and severance costs

        Our facilities restructuring and severance costs accrual includes our teleport consolidation plan, facilities restructuring plans and our 2001, 2003 and 2004 severance plans. Facilities restructuring and severance costs were $13.7 million, $4.2 million and $6.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Teleport consolidation plan.    In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004 (see below). During the years ended December 31, 2003 and 2004, we recorded charges of $4.2 million and $1.8 million, respectively, related to this teleport consolidation plan, representing severance costs, costs to relocate equipment and losses on the sale of equipment.

        In addition to the fourth quarter gain on the sale of our Spring Creek teleport described below, this teleport consolidation plan resulted in approximately $6.0 million of costs from January 2003 through the end of 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain on the disposal of land, buildings and equipment of approximately $11.1 million in October 2004. The Spring Creek teleport is not significant to our consolidated operating results or financial position.

        In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. As of December 31, 2004, the assets of the Homestead teleport were reflected as "Assets Held for Sale" on our consolidated balance sheet. We expect to complete the sale of the Homestead teleport in the first quarter of 2005.

        Facilities restructuring plans.    On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. We recorded a non-cash charge of $13.9 million in our consolidated statement of operations during 2002. This charge reflects future lease costs, net of estimated future sublease revenues related to unused facilities and the write-off of leasehold improvements. In 2003, we recorded restructuring credits of $1.4 million related to the signing of sublease agreements for amounts higher than originally estimated.

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

        Severance plans.    As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. As a result, we recorded severance charges of approximately $1.4 million and $0.6 million, in the fourth quarters of 2003 and 2004, respectively. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        As of December 31, 2004, we had $7.1 million of accruals remaining from the facilities restructuring and severance charges primarily relating to long-term lease obligations. See Note 13 "Facilities Restructuring and Severance Costs" to our audited consolidated financial statements appearing elsewhere in this annual report.

Insurance settlements

        Since September 1999, we have received over $1.1 billion of proceeds from insurance claims related to our satellites. Insurance claims received over the past five years have included the following:

  •
  Through the date of this filing, we have received all of the insurance proceeds, or approximately $75 million, under the insurance policy for our Galaxy 10R spacecraft (See "—Recent Insurance Settlements" and "—Long-term debt" above).

  •
  During the fourth quarter of 2003 and first quarter of 2004, we received an aggregate of $129.6 million of insurance proceeds under the insurance policy for our Galaxy 4R satellites (See "—Recent Insurance Settlements" above).

  •
  In the first quarter of 2004, we received $260.0 million of insurance proceeds under the insurance policies for our Galaxy 11 and PAS-1R satellites (See "—Recent Insurance Settlements" above).

  •
  In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which resulted in a reduction of 28.9% of the satellite's total power available for communications. Service to existing customers was not affected, and we expect that PAS-7 will continue to serve its customers. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim for a payment to us of $215.0 million. Pursuant to this agreement, no future revenue share payments will be required to be made in relation to PAS-7. During the first quarter of 2002, we recorded a gain of approximately $40.1 million related to the PAS-7 insurance claim, which reflected the net proceeds agreed to by the insurers less the net book value of the PAS-7 satellite, including incentive obligations. We received the $215.0 million of insurance proceeds in 2002.

  •
  In January 2001, we received a payment of approximately $132.4 million relating to an insurance claim we filed with respect to our Galaxy 7 satellite. The insurance settlement was recognized as an offset to the carrying value of the satellite and resulted in a $3.4 million gain from proceeds in excess of the carrying value in 2000.

  •
  In September 1999, in connection with anomalies on Galaxy 8-i, PAS-5 and PAS-8, we agreed with our insurance carriers to settle all of our claims for net cash of approximately $304.0 million, of which approximately $271.0 million was collected as of December 31, 1999, and the remainder was collected during 2000. The insurance settlements were recognized as offsets to the carrying values of the related satellites, and no gain or loss was recognized as a result of these settlements.

Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2004 we had $112.3 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating leases

        We have commitments for operating leases primarily relating to equipment, our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2004, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $32.1 million.

Satellite construction and launch contracts

        As of December 31, 2004, we had approximately $103.1 million of capital expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we entered into an agreement for the construction of a new satellite, Galaxy 16, which will serve as an on-ground spare for Galaxy 11 and will also be available as a replacement in the event of a launch failure of Galaxy 17 or 18. In June 2004, we paid The DIRECTV Group $28.5 million to fully reimburse amounts previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17, which will replace Galaxy 4R. In February 2005, we entered into an agreement for the construction of Galaxy 18.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. The effectiveness of the Galaxy 18 construction agreement is contingent upon approval by the bankruptcy court on or before April 11, 2005. The Galaxy 16 construction contract has been approved by the bankruptcy court. Construction of Galaxy 18, which will serve as a replacement satellite for Galaxy 10R, began in 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        In October 2003, we amended our launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. Included in the amount of satellite commitments above as of December 31, 2004, were approximately $6.2 million related to this navigation payload. We have entered into an agreement with a customer for the sale and use of this L-band payload.

        Through December 31, 2004, we had made approximately $171.3 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        We plan to construct and launch replacement satellites for PAS-6B, PAS-9 and PAS-2 prior to the end of their useful lives, although no commitments have been made for the procurement.

        After signing the Galaxy 18 contract in February 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $200 million as of February 2005, the majority of which will be paid over the next two years.

Change-in-control obligations

        Upon consummation of the Recapitalization, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units vested immediately prior to the merger. We recorded a charge of approximately $8.3 million within Transaction-related costs in our consolidated statement of operations in the third quarter of 2004 in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Also in conjunction with the Recapitalization, the exercise prices and periods of certain employee options were modified. As a result of these modifications, we recorded additional expense of approximately $1.2 million within Transaction-related costs in our consolidated statement of operations in the third quarter of 2004. Holders of options and restricted stock units were entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price (on an unadjusted basis) paid in the Recapitalization, and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share (on an unadjusted basis). All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and shares.

        Certain of our executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. As a change in control has occurred, these agreements will apply if an involuntary termination of the executive occurs during the period specified by the agreement. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.6 million (net of tax benefits of $6.1 million).

        Holdco granted stock options to certain employees subsequent to the Recapitalization. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerate in the event of certain changes in control of Holdco. Pursuant to contractual obligations, Holdco could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. Although this would not be a direct obligation of PanAmSat, the ultimate funding of this obligation may come from PanAmSat. In all other circumstances, Holdco has the right, but not the obligation, to call the common stock held by employees and therefore no contingent obligation would exist.

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years after, a change-in-control.

        For additional information regarding these change-in-control arrangements, see Item 11 "Executive Compensation".

Customer and vendor obligations

        We have certain contracts with our customers which require us to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2004, we had commitments to provide equipment, services and other support under these customer contracts which aggregated approximately $48.9 million related to the provision of equipment, services and other support.

        We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2004, we have commitments under these vendor contracts which aggregated approximately $60.1 million related to the provision of equipment, services and other support.

Foreign withholding taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.8 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.1 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million. See Note 2 "Significant Accounting Policies—Income Taxes" to our audited consolidated financial statements appearing elsewhere in this annual report.

Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

        We currently have outstanding letters of credit totaling $43.0 million.

Critical Accounting Policies

        We prepare our consolidated financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management bases their estimates and judgments on historical experience and on various other factors. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting areas that require the most significant management estimates and judgments.

Receivables (including net investment in sales-type leases)

        A significant amount of judgment is required by management in estimating the amount of reserves required for receivables that are potentially uncollectible. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collectability of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenues, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenues are recorded at that time.

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

        As of December 31, 2003 and 2004, we had aggregate gross receivables of $309.8 million and $293.2 million, respectively, related to operating leases, sales-type leases and other long-term receivables. With respect to these amounts, we maintained aggregate allowances of approximately $38.3 million and $22.0 million as of December 31, 2003 and 2004, respectively, including allowances for doubtful accounts and customer credits. See "Deferred Charges and Other Assets—Net" and "Accounts Receivable" within Note 2 "Significant Accounting Policies", and Note 4 "Operating Leases and Net Investment in Sales-Type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Our accounts receivables and related reserves as of December 31, 2003 and 2004 were as follows:

	December 31, 2003	December 31, 2004	Change
	(In thousands)
Gross Receivables:
Current Receivables	$101,497	$82,366	$(19,131)
Long-term Receivables	59,767	102,634	42,867
Net Investment in Sales-type Leases	148,575	108,195	(40,380)

Total Gross Receivables	309,839	293,195	(16,644)

Reserves:
Allowance for Bad Debt	(6,369)	(4,120)	2,249
Allowance for Customer Credits	(18,122)	(8,866)	9,256

Total Current Reserves	(24,491)	(12,986)	11,505

Long-term Reserve	(4,923)	(626)	4,297
Reserve for Sales-Type Leases	(8,854)	(8,430)	424

Total Long-term Reserves	(13,777)	(9,056)	4,721

Total Reserves	(38,268)	(22,042)	16,226

Total Net Receivables	$271,571	$271,153	$(418)

        In July 2004, we terminated our lease agreements with one of our customers due to non-payment of the customer's obligations to us through June 30, 2004. As a result, we recorded a pre-tax charge of approximately $29.6 million in the three months ended June 30, 2004 related to the write-off of current and long-term receivable balances due from this customer. Prior to the termination, contracted backlog and revenues contracted for receipt in the second half of 2004 related to this customer were $80.4 million and $5.0 million, respectively.

Evaluation of satellites and other long-lived assets for impairment and satellite insurance coverage

        We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through undiscounted future expected cash flows generated by those assets (excluding interest charges). If the expected undiscounted future cash flows are determined to be less than the carrying value of the long-lived asset or group of assets, an impairment charge would be recorded. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge.

        We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

  •
  changes in estimates of the useful life of the satellite;

  •
  changes in estimates of our ability to operate the satellite at expected levels;

  •
  changes in the manner in which the satellite is to be used; and

  •
  the loss of one or several significant customer contracts on the satellite.

        If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the statement of operations.

        Certain losses of a satellite may not be covered by launch or in-orbit insurance policies. Some of our satellites are covered by insurance policies that are subject to significant health-related exclusions and deductibles related to specific components identified by the insurers as the most likely to fail and some of our satellites are uninsured. For tables showing satellite insurance coverage and identified significant operational concerns, see "—Satellite Insurance—Insured satellites" and "—Satellite Insurance—Uninsured satellites" above.

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

        See "Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance" and Note 2 "Significant Accounting Policies—Evaluation of Long-Lived Assets" to our audited consolidated financial statements appearing elsewhere in this annual report.

Valuation of goodwill

        We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which is described in Note 2 and Note 7 to our audited consolidated financial statements appearing elsewhere in this annual report. SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. We have determined that, for such impairment testing, we have only two reporting units, our FSS operating segment and our G2 operating segment. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2004, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS operating segment and a discounted cash flow approach alone for our assessment of the fair value of our G2 operating segment due to the specialized nature of its operations. Our assessments resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required in 2002, 2003 or 2004. The amount of any loss resulting from future impairment tests could be material to our results of operations. Significant estimates and other variables utilized in our assessments include:

        Discounted cash flow approach:

  •
  discount rate;

  •
  our 5-year plan, including expected future revenues, operating expenses, capital expenditures and future cash flows; and

  •
  assumed long-term margins and revenue growth rates of our reporting units.

        Market approach:

  •
  implied multiples based upon market transactions; and

  •
  the price paid for PanAmSat in the Recapitalization.

        Changes in these estimates could result in changes to our estimated cash flows and market assessment utilized to determine our assessment of the fair value of the reporting unit. This could result in a write-down of goodwill in a future period, which would be recorded as a pre-tax charge to operating income. The amount of any loss resulting from future impairment tests could be material to our results of operations.

Depreciable satellite lives

        The estimated useful lives of our satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods and may necessitate acceleration of planned capital expenditures in order to replace or supplement the satellite earlier than planned. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite, an impairment charge would be recorded. As a result the lives of our Galaxy 4R and PAS-6B satellites were reduced during 2003 and the lives of our Galaxy 11, PAS-1R and PAS-9 satellites were reduced in December 2004, resulting in accelerated depreciation for these satellites. See "—Satellite Technology—BSS 601 HP XIPS" and "Satellite Technology—BSS 702 solar arrays" above.

Deferred taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance in order to reduce our deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. Management establishes this valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Management does not believe a valuation allowance is necessary as of December 31, 2004. During 2004 subsequent to the Recapitalization, we incurred net operating losses and expects to incur net operating losses during 2005. Management expects these losses are fully recoverable based on the taxable income within the next several years. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion related to certain of our satellites and interest expense deductions.

        Beginning on May 1, 1998 through December 22, 2003, we joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. We will continue to file a consolidated U.S. federal income tax return with The DIRECTV Group for the taxable periods ending on or before the closing date of the Recapitalization, which will file a U.S. federal income tax return as a separate consolidated group.

        We previously operated under federal and state income tax sharing agreements with The DIRECTV Group. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. Upon consummation of the Recapitalization, a new tax separation agreement took effect and superseded the existing tax sharing agreements.

        PanAmSat was deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were decreased and the tax basis in our satellites was increased. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $301.9 million.

        Our income tax provision prior to and including 2004 estimates tax expense for the possible reduction upon Internal Revenue Service audit of the tax benefits we derived from a deduction for the extraterritorial income exclusion and its predecessor regime (the foreign sales corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2004, we have assessed our minimum and maximum exposure for federal tax issues, including foreign sales corporation and extraterritorial income exclusion issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

        Various foreign governments have asserted that we are subject to income withholding taxes on the revenues derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under local and U.S. tax law. We provided additional taxes in 2004 that affected our effective tax rate. We consider our reserves adequate for any exposure we may have for potential income withholding taxes on these broadcaster revenues. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.8 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of $43.1 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. See "Certain Relationships and Related Party Transactions" for a description of tax indemnifications to be received from The DIRECTV Group. These tax indemnifications cover a portion of these contingent obligations.

        During 2002, the Internal Revenue Service commenced an examination of the GM consolidated tax group for the years 1998-2000 of which we were a member. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under the examination are fully indemnified under the tax separation agreement with the DIRECTV Group.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including interest rate hedges, to manage market risks. See"—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

        We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases and fixed rate public debt as follows:

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

  •
  For our variable rate debt, the effect on the period's cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the period is applied to the applicable principal outstanding at the end of the period to determine interest expense for the period. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two interest expense figures calculated represents the reduction in the period's cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

        The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

        We did not experience any material changes in interest rate exposures during the year ended December 31, 2004. Although it is expected that short-term interest rates will rise based upon economic conditions and leading market indicators at December 31, 2004, we do not foresee a significant adverse change in interest rates in the near future. As a result, our strategies and procedures to manage exposure to interest rates have not changed in comparison to the prior year.

        As of December 31, 2004, long-term debt consisted of fixed-rate borrowings of approximately $1.29 billion and floating rate debt of approximately $2.32 billion. In addition, we had a fixed interest rate hedge obligation on a notional amount of $100.0 million. See "—Liquidity and Capital Resources—Long-term debt" above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At December 31, 2004, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 9% and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $59.0 million and $2.5 million, respectively, as of December 31, 2004.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at December 31, 2004 would be a reduction in cash flows of approximately $11.8 million and an increase in net loss of approximately $7.5 million.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $82.3 million from January 1, 2004 through August 19, 2004, or 15.1% of our revenues for that period.

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

        We entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Recapitalization at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us $9.2 million for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation.

        During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc., an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization.

        On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. from The DIRECTV Group. See Note 10 "Acquisitions" to our consolidated financial statements included elsewhere in this annual report.

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Recapitalization.

        In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite.

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the years ended December 31, 2002 and 2003, and for the period from January 1, 2004 through August 19, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $1.4 million, $1.9 million and $1.3 million, respectively.

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        The tax separation agreement became effective upon the consummation of the Recapitalization on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

        Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from the The News Corporation and its affiliates were $55.1 million from January 1, 2004 through August 19, 2004, or 10.1% of our revenues for that period.

        In January 2004, we signed a multi-year, multi-satellite agreement with Fox Entertainment Group, Inc., a subsidiary of The News Corporation, the terms of which provide that Fox Entertainment Group, Inc. will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment Group will now be one of our largest media customers and one of our top five global customers.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provide management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charge us an aggregate management fee of $2 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the

Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. The annual advisory fee does not include, and the Sponsors may receive additional compensation for providing, investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those called for by the agreements.

        Each of the Sponsors has agreed to terminate their respective management services agreements for an aggregate consideration of $10.0 million effective upon completion of Holdco's initial public offering.

        During 2004, we retained Capstone Consulting, or Capstone, to provide us with consulting services, primarily to identify and advise us on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004.

        Certain compensated members of our board of directors are principals of or affiliated with the Sponsors. See Item 10 "Directors and Executive Officers".

        We provide satellite capacity, TT&C and other related services to affiliates of certain of the Sponsors. Revenues for these services were $3.7 million for the year ended December 31, 2004. As of December 31, 2004, we had receivables related to these affiliates of approximately $74 thousand.

        Included in our total contracted backlog of $4.90 billion as of December 31, 2004 is $5.1 million of contracted backlog from affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of December 31, 2004 (in thousands):

December 31, 2004
Due from affiliates	$74

Due to affiliates	$831

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment" ("SFAS 123(R)"), which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" and Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The provisions of SFAS 123(R) will be effective for our financial statements issued after June 15, 2005. The adoption of SFAS 123(R) will not have a material impact on our consolidated financial statements.

RISK FACTORS

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to pay dividends to Holdco, comply with our debt covenants, repay our indebtedness and operate our business.

        As of December 31, 2004, we had outstanding indebtedness of approximately $3,608 million. We currently have availability of $207.0 million (net of standby letters of credit of approximately $43.0 million) under our revolving credit facility.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to pay dividends to Holdco;

  •
  make it more difficult for us to satisfy our obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends to Holdco, working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

  •
  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

  •
  place us at a disadvantage compared to our competitors who have less debt.

        Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of our debt under our senior secured credit facilities bears interest at floating rates. See "Description of Indebtedness—Senior Secured Credit Facilities". If we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

Despite our current leverage, we may still be able to incur significant additional indebtedness. This could further exacerbate the risks that we face.

        We will be able to incur significant additional indebtedness in the future. Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of ours senior secured credit facilities and the indentures governing our 9% senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities and the indentures governing our 9% senior notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facilities include financial covenants, including requirements that it:

  •
  maintain a minimum interest coverage ratio; and

  •
  not exceed a maximum total leverage ratio.

        The financial covenants contained in our senior secured credit facilities will become more restrictive over time. In addition, our senior secured credit facilities limit our ability to make capital expenditures and require that we use proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

        Our senior secured credit facilities also include covenants restricting, among other things, our ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  create or incur certain liens;

  •
  make certain loans, acquisitions, capital expenditures or investments; and

  •
  engage in mergers, acquisitions, asset sales and sale and lease-back transactions.

        The indenture relating to our 9% senior notes also contains numerous covenants including, among other things, restrictions on our ability to:

  •
  incur or guarantee additional indebtedness or issue disqualified or preferred stock;

  •
  create liens;

  •
  enter into sale and lease-back transactions;

  •
  pay dividends or make other equity distributions;

  •
  repurchase or redeem capital stock;

  •
  make investments or other restricted payments;

  •
  sell assets or consolidate or merge with or into other companies;

  •
  create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and

  •
  engage in transactions with affiliates.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities could result in a default under such facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of its available cash to repay these borrowings, any of which would result in an event of default under our senior notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our 9% senior notes or our other debt. See "Description of Indebtedness".

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.

        Our current satellite insurance does not protect us against all satellite-related losses that we may experience, and we do not have in-orbit insurance coverage for all of the satellites in our fleet. Some of our insured satellites are covered by policies with significant exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure ("Significant Exclusion Policies") and deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. Moreover, any claims under existing policies are subject to settlement with the insurers. As of December 31, 2004, we had in effect launch and in-orbit policies covering seven satellites in the aggregate amount of approximately $690.1 million, three of which were covered by Significant Exclusion Policies. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. Seventeen of our satellites are currently uninsured. As of December 31, 2004, our uninsured satellites and the satellites covered by Significant Exclusion Policies had a total net book value of satellites and other insurable costs of approximately $971.7 million.

        An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenues attributable to that loss. As of December 31, 2004, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled approximately $1,527.2 million.

        In January 2005, our Galaxy 5 satellite was replaced by our Galaxy 12 satellite and was deorbited and the insurance policy for our Galaxy 10R satellite expired and was not renewed. The net book value and other insurable costs of our Galaxy 5 and Galaxy 10R satellites were $0 and approximately $98 million as of December 31, 2004, respectively.

        A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue, and could limit our ability to pay dividends to Holdco.

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

We are subject to significant and intensifying competition both within the FSS industry and outside the industry from companies offering other means to transmit signals, such as through fiber optics.

        We face significant and intensifying competition in the FSS industry in different regions around the world from companies such as: Intelsat and Eutelsat; SES Global, the entity formed by the

November 2001 acquisition of GE American Communications, Inc. by Societe Europeenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe's leading DTH services; New Skies Satellites N.V.; and Loral Space & Communications Ltd. among others. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations, service our debt obligations and pay dividends. There has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world's largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

        In addition, we believe that there are many companies that are seeking ways to improve the ability of existing land-based infrastructure, such as fiber optic cable, to transmit signals. Any significant improvement or increase in the amount of land-based capacity, particularly with respect to the existing fiber optic cable infrastructure and point-to-point applications, may cause our video services customers to shift their transmissions to land-based capacity or make it more difficult for us to obtain new customers. If fiber optic cable networks or other ground-based high-capacity transmission systems are available to service a particular point, that capacity, when available, is generally less expensive than satellite capacity. As land-based telecommunications services expand, demand for some satellite-based services may be reduced.

        Some of our direct and indirect competitors, both those in and outside of the FSS industry, have greater financial resources and operating flexibility than we do. This may permit them to respond better to changes in the industry.

We could be adversely affected if our customers default on their obligations to us.

        We rely on a limited number of customers to provide a substantial portion of our revenues and contracted backlog. For example, two customers, The DIRECTV Group and The News Corporation, comprised approximately 15% and 11%, respectively, of total revenues in 2004. No other customers represent more than 10% of revenues. Some customers have in the past defaulted and, although we monitor our larger customers' financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Overview". Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenues could adversely affect our revenues, operating margins and cash flows.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        A significant portion of our business is conducted outside of the United States. For the years ended December 31, 2002, 2003 and 2004, approximately 58%, 56% and 56% of our revenues, respectively, were generated from customers outside of the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

  •
  required compliance with a variety of foreign laws and regulations, including telecommunications standards, noncompliance with which could restrict our ability to compete in certain foreign markets;

  •
  withholding taxes or other taxes of our foreign income imposed by foreign countries, which could make the cost of our services in such markets prohibitively expensive or reduce cash flows;

  •
  tariffs or other restrictions on foreign trade or investment, including currency exchange controls, trade protection measures and import or export licensing requirements imposed by foreign countries, which could limit our ability to compete in such markets;

  •
  fluctuations in exchange rates that may affect the demand for our services and adversely affect the profitability in U.S. dollars of services provided by us in foreign markets where payment for our services is made in the local currency;

  •
  difficulty in enforcing agreements through foreign legal systems, which could limit our ability to receive payments for services rendered; and

  •
  changes in general economic and political conditions in countries where we operate, which could limit our ability to provide services, compete or receive payments for services rendered.

        Our business success depends in part on our ability to anticipate and effectively manage these and other regulatory, economic, social and political risks inherent in international business.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

        We may selectively pursue complementary acquisitions and joint ventures. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  difficulty with integration of personnel and financial and other systems;

  •
  hiring additional management and other critical personnel; and

  •
  increasing the scope, geographic diversity and complexity of our operations.

        In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

Our dividend policy may limit our ability to pursue growth opportunities.

        Our board of directors has adopted a dividend policy, effective upon the closing of Holdco's initial public offering, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to Holdco for distribution to Holdco's stockholders. As a result of the dividend policy, our ability to finance any material expansion of our business or to fund our operations may be more limited than if we had retained all of our cash flow from operations. In addition, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at an acceptable cost, or at all.

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

  •
  circuit failures causing reductions in the power output of the solar arrays on the satellites, which could require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

  •
  failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year;

  •
  problems with the control systems of the satellites, including:

  •
  failure of the primary and/or backup spacecraft control processor, or SCP;

  •
  failure of the XIPS system, used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft's proper in-orbit position; and

  •
  general failures resulting from operating satellites in the harsh space environment.

        We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components, and an on-satellite backup may not be available upon the occurrence of such an anomaly. In particular, we may experience additional anomalies relating to the failure of the SCP in certain of our Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our Boeing model 702, or BSS 702, satellites.

        Two BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. Two of the BSS 601 satellites that we currently operate have experienced a failure of the primary SCP.

        Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. Based on a review of available data, we recently reduced our estimate of the useful life of one of our BSS 601 HP satellites, PAS-9.

        Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite's useful life. Due to this continued degradation, based on a review of available data, we recently reduced our estimate of the useful lives of both satellites.

        On March 17, 2004, our PAS-6 satellite suffered an anomaly resulting in a loss of power. On April 1, 2004, this satellite experienced another and more significant loss of power. Following that event, we commenced deorbiting the satellite. As a result of the March 17 event, we recorded a non-cash impairment charge of $99.9 million within income from operations in the first quarter of 2004. This resulted in an approximate $63.3 million after-tax non-cash charge to net loss. PAS-6 had been previously replaced and, at the time of the anomaly, was being used as a backup for another satellite.

        On August 3, 2004, the secondary XIPS on our Galaxy 10R satellite permanently failed. The primary XIPS on this satellite had previously failed. In the absence of the primary and secondary XIPS, this satellite is expected to operate normally on its available backup fuel system for over three years. Prior to this event, Galaxy 10R was scheduled to have an estimated end of useful life in 2015. As a result, we anticipate an additional depreciation expense of approximately $3 million per year.

        Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected useful life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenues generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See "—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance".

New satellites are subject to launch failures, the occurrence of which can materially and adversely affect our operations.

        Satellites are subject to certain risks related to failed launches. Of the 38 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. Launch vehicles may also underperform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its useful life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be as much as $250 million.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

        The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available. We have plans to launch two satellites during 2005 and a third satellite during 2006 that will replace satellites currently in service. These satellites are an important part of our strategy to further develop our HDTV capacity and ultimately achieve HDTV cable neighborhoods. Any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenues and contracted backlog.

The market for satellite insurance has historically fluctuated significantly.

        The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. Recently, the cost of obtaining launch and in-orbit policies on satellites have reached historic highs. We expect the cost of obtaining such insurance to continue to remain high and perhaps rise further, and we expect availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the continued effects of the September 11 terrorist events. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. For example, while we have in the past been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance are now unwilling to insure for periods greater than one year.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums. Currently, 17 of our 23 satellites are uninsured. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if we so choose. We may do so if exclusions make such policies ineffective or the costs of coverage make such insurance impractical or if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

        We also maintain third-party liability insurance. This insurance may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan.

        We are subject to the regulatory authority of the U.S. government, primarily the FCC, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, or permit interference which could affect the use of our satellites, our business, financial condition and results of operations could be materially adversely affected. In addition, we may not continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunication Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. In addition, the export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, which could adversely affect or delay our ability to sell our services to non-U.S. customers.

        More specifically, the risks of government regulation include:

  •
  the FCC's right to require satellites within its jurisdiction to be relocated to a different orbital location if it determines that re-location is in the public interest;

  •
  the possibility that the FCC will deny our request to replace an existing satellite with a new satellite;

  •
  the ability of governments, including the U.S. government, to regulate satellite and terrestrial transmissions that have the potential to interfere with government operations or other satellite or terrestrial commercial operations thereby interfering with our contractual obligations to customers; and

  •
  the revocation by the FCC of currently unused orbital slots that have been granted to us if we do not utilize such slots prior to their expiration dates, as was the case with two slots previously granted to us that were revoked in 2000.

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

The FSS industry has recently experienced flat demand for video services and pricing pressures and overcapacity in certain markets, which could affect us materially and adversely.

        The FSS industry has demonstrated certain weaknesses recently: demand for video services in many of the global markets we serve has been relatively flat; pricing pressure has been experienced in certain international markets due to overcapacity and regional economic downturns; and some of our existing international DTH services customers are in the process of rationalizing their cost structures, including satellite capacity costs, to match their existing and projected revenues. In addition, anticipated increases in demand, including with respect to HDTV services, may fail to materialize to the extent we expect. Any of these industry dynamics could negatively affect our operations and financial condition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PanAmSat Corporation

        We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedule on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of the Company's management. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 17, 2005
(March 14, 2005 as to Note 17)

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Years Ended December 31,
	2002	2003	2004
REVENUES:
Operating leases, satellite services and other	$792,691	$814,006	$811,124
Outright sales and sales-type leases	19,599	17,005	15,946

Total revenues	812,290	831,011	827,070

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	—	2,224
Depreciation and amortization	335,717	312,833	294,822
Direct operating costs (exclusive of depreciation and amortization)	126,387	149,696	157,354
Selling, general and administrative expenses	101,983	86,081	111,629
Satellite impairment loss	—	—	99,946
Facilities restructuring and severance costs	13,708	4,227	6,192
Gain on insurance claims	(40,063)	—	(9,090)
Loss on termination of sales-type leases	18,690	—	—
Gain on sale of teleport	—	—	(11,113)
Transaction-related costs	—	—	155,131

Total operating costs and expenses	556,422	552,837	807,095

INCOME FROM OPERATIONS	255,868	278,174	19,975
INTEREST EXPENSE—Net	142,470	143,632	186,754

INCOME (LOSS) BEFORE INCOME TAXES	113,398	134,542	(166,779)
INCOME TAX EXPENSE (BENEFIT)	28,350	35,010	(91,290)

NET INCOME (LOSS)	$85,048	$99,532	$(75,489)

See notes to consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,087	$38,607
Short-term investments	374,097	—
Accounts receivable—net	77,006	69,380
Net investment in sales-type leases	23,068	24,776
Prepaid expenses and other (principally prepaid insurance)	20,428	25,961
Deferred income taxes	7,688	7,817
Insurance claim receivable	260,000	—
Assets held for sale	—	3,300

Total current assets	938,374	169,841

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	2,306,705	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	116,653	74,990
GOODWILL	2,243,611	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	129,534	319,869

TOTAL ASSETS	$5,734,877	$4,764,495

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,794	$68,491
Current portion of long-term debt	3,500	4,100
Current portion of satellite incentive obligations	12,654	13,148
Accrued interest payable	45,462	45,589
Deferred gains and revenues	22,436	26,618

Total current liabilities	155,846	157,946

LONG-TERM DEBT	1,696,500	3,603,900
DEFERRED INCOME TAXES	430,512	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, deferred revenue and incentive payments)	273,261	271,100

TOTAL LIABILITIES	2,556,119	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—8,738 and 1,000 shares authorized, at December 31, 2003 and 2004, respectively, and 3,279 and 548 shares outstanding at December 31, 2003 and 2004, respectively	—	—
Additional paid-in capital	2,542,834	129,819
Retained earnings	645,625	570,136
Accumulated other comprehensive (loss) income	(1,567)	1,222
Other stockholders' equity	(8,134)	(3,418)

Total stockholders' equity	3,178,758	697,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,734,877	$4,764,495

See notes to consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Common Stock
					Accumulated Other Comprehensive Income (loss), net of tax		Treasury Stock, at Cost
		Par Value Amount	Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity				Comprehensive Income (Loss)
	Shares						Shares	Amount	Total
BALANCE, JANUARY 1, 2002	3,274	$—	$2,531,556	$461,045	$—	$(41)	—	$—	$2,992,560
Additional issuance of common stock	2	—	2,319	—	—	—	—	—	2,319
Unrealized loss on cash flow hedge	—	—	—	—	(1,546)	—	—	—	(1,546)	$(1,546)
Unrealized gain on short-term investments	—	—	—	—	1	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	(840)	—	—	—	(840)	(840)
Deferred compensation	—	—	9	—	—	(9)	—	—	—	—
Net income	—	—	—	85,048	—	—	—	—	85,048	85,048

BALANCE, DECEMBER 31, 2002	3,276	—	2,533,884	546,093	(2,385)	(50)	—	—	3,077,542	$82,663

Additional issuance of common stock	3	—	2,294	—	—	—	—	—	2,294
Unrealized gain on cash flow hedge	—	—	—	—	204	—	—	—	204	$204
Unrealized loss on short-term investments	—	—	—	—	(2)	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	616	—	—	—	616	616
Acquisition of Hughes Global Services	—	—	—	—	—	(3,418)	—	—	(3,418)	—
Deferred compensation	—	—	6,622	—	—	(6,752)	—	—	(130)	—
Amortization of deferred compensation	—	—	34	—	—	2,086	—	—	2,120	—
Net income	—	—	—	99,532	—	—	—	—	99,532	99,532

BALANCE, DECEMBER 31, 2003	3,279	—	2,542,834	645,625	(1,567)	(8,134)	—	—	3,178,758	$100,350

Additional issuances of common stock	4	—	3,954	—	—	—	—	—	3,954
Purchase of treasury shares	—	—	(57)	—	—	—	(2,735)	(2,783,742)	(2,783,799)
Retirement of treasury shares	(2,091)	—	(2,091,456)	—	—	—	2,091	2,091,456	—
Cancellation of treasury shares	(644)	—	(692,286)	—	—	—	644	692,286	—
Realized and unrealized net gain on cash flow hedge	—	—	—	—	2,002	—	—	—	2,002	$1,452
Unrealized gain on short-term investments	—	—	—	—	1	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	786	—	—	—	786	786
Deferred compensation	—	—	—	—	—	(197)	—	—	(197)	—
Stock compensation	—	—	201	—	—	1,929	—	—	2,130	—
Net customer guarantee received pursuant to the Transactions and related tax effect	—	—	3,623	—	—	—	—	—	3,623	—
Transaction costs capitalized to equity	—	—	(8,776)	—	—	—	—	—	(8,776)	—
Modification of options	—	—	1,237	—	—	—	—	—	1,237	—
Tax basis step-up and tax indemnification	—	—	377,068	—	—	—	—	—	377,068	—
Cashing out of restricted stock units	—	—	(6,523)	—	—	2,984	—	—	(3,539)	—
Net loss	—	—	—	(75,489)	—	—	—	—	(75,489)	(75,489)

BALANCE, DECEMBER 31, 2004	548	$—	$129,819	$570,136	$1,222	$(3,418)	—	$—	$697,759	$(73,250)

See notes to consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (Continued)

(In Thousands)

OTHER STOCKHOLDERS' EQUITY:

	December 31, 2003	December 31, 2004
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	(4,716)	—

TOTAL OTHER STOCKHOLDERS' EQUITY	$(8,134)	$(3,418)

See notes to consolidated financial statements.

PANAMSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,048	$99,532	$(75,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	335,717	312,833	294,822
Deferred income taxes	38,107	14,722	(97,958)
Amortization of debt issuance costs and other deferred charges	12,474	9,731	14,079
Provision for uncollectible receivables	12,616	(1,632)	31,226
Loss on early extinguishment of debt	3,309	10,663	25,751
Satellite impairment loss	—	—	99,946
Gain on sale of teleport	—	—	(11,113)
Effect of Galaxy 10R XIPS anomaly	—	—	9,090
Reversal of sales-type lease liabilities	—	—	(3,727)
Other non-cash items	—	2,756	(2,567)
Gain on disposal of fixed assets	—	—	(1,332)
Gain on insurance claims	(40,063)	—	(9,090)
Loss on termination of sales-type leases	18,690	—	—
Facilities restructuring and severance costs	13,708	4,227	6,093
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,523	22,858	25,770
Operating lease and other receivables	(3,840)	(19,949)	760
Prepaid expenses and other assets	(10,888)	21,946	(108)
Accounts payable and accrued liabilities	27,123	(11,465)	(15,478)
Deferred gains and revenues	4,723	7,159	4,182

NET CASH PROVIDED BY OPERATING ACTIVITIES	519,247	473,381	294,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(294,313)	(104,082)	(178,713)
Net sales (purchases) of short-term investments	(378,416)	21,318	374,097
Insurance proceeds from satellite recoveries	215,000	102,649	362,230
Proceeds from sale of teleport	—	—	14,370
Proceeds from satellite manufacturer	—	69,500	1,264
Acquisitions, net of cash acquired	—	(20,151)	(549)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(457,729)	69,234	572,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	1,800,000	—	3,512,615
Repayments of long-term debt	(1,771,542)	(850,000)	(1,604,615)
Capitalized transaction and debt issuance costs	(41,355)	(1,456)	(151,114)
New incentive obligations	22,706	5,642	20,824
Repayments of incentive obligations	(10,717)	(11,781)	(12,645)
Repurchase of common stock	—	—	(2,783,799)
Capital contributed by affiliate	—	—	9,200
Other equity related transactions	2,328	2,328	3,566

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,420	(855,267)	(1,005,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(839)	374	932

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	62,099	(312,278)	(137,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	426,266	488,365	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$488,365	$176,087	$38,607

See notes to consolidated financial statements.

PANAMSAT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation, Formation and Description of Business

Basis of Presentation

        These consolidated financial statements reflect the financial statements of PanAmSat Corporation and its subsidiaries on a consolidated basis. Within these consolidated financial statements, PanAmSat Corporation and its subsidiaries are referred to as "PanAmSat", "we", "us" and "our". The term "Holdco" refers to our parent company, PanAmSat Holding Corporation.

Formation

        Effective May 16, 1997, PanAmSat International Systems, Inc. (then operating under its previous name, PanAmSat Corporation) and the Galaxy Satellite Services division of Hughes Communications, Inc. (a wholly-owned subsidiary of General Motors Corporation, or GM), were merged (the "1997 Merger"). The merged company was renamed PanAmSat Corporation. The DIRECTV Group (formerly Hughes Electronics Corporation) indirectly owned approximately 80.4% of our then outstanding common stock.

        On April 9, 2003, GM, The DIRECTV Group and The News Corporation Limited, or The News Corporation, announced the signing of definitive agreements that provided for, among other things, the split-off of The DIRECTV Group from GM and the indirect acquisition by The News Corporation of approximately 34% of the outstanding capital stock of The DIRECTV Group, or The News Corporation Transactions. These transactions were consummated on December 22, 2003. Upon completion of these transactions, The News Corporation transferred its interest in The DIRECTV Group to its 82% owned subsidiary, Fox Entertainment Group, Inc., or Fox Entertainment.

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Inc., or The DIRECTV Group, PAS Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC, or Constellation, an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, for the merger of PanAmSat with Merger Sub, or the Merger, and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock to limited liability companies affiliated with The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, and Providence, who together with KKR and Carlyle, are referred to as the Sponsors. On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Sponsors which amended certain terms of the transactions, including the purchase price paid to The DIRECTV Group. The Merger, the purchase transactions, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group described below are referred to collectively as the "Recapitalization."

        Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of our common stock received $23.50 in cash per share of our common stock (on an unadjusted basis). As a result of the Merger, our common stock was no longer publicly traded.

        On August 20, 2004, as part of the Recapitalization, a portion of the shares of our common stock beneficially owned by The DIRECTV Group was repurchased by us at a purchase price of $21.84 in cash per share (on an unadjusted basis). Following the repurchase, The DIRECTV Group sold all of its remaining shares of our common stock to the Sponsors at a purchase price of $21.84 in cash per share (on an unadjusted basis). Following that sale, The DIRECTV Group and The News Corporation, were no longer related parties of ours. (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of our common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock. The Recapitalization has been accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities have been maintained.

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. Holdco does not have, apart from its ownership of PanAmSat, any independent operations. On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share. In addition, options and other equity rights for our common stock were converted to similar rights for Holdco common stock. As a result of, and immediately following, that contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

        Holdco is undertaking an initial public offering, or IPO, of its common stock to repay a portion of our Term Loan A Facility and 9% Senior Notes due 2014 and to pay a dividend to its existing stockholders. Holdco's Board of Directors has adopted a dividend policy, effective upon the closing of such offering, which reflects an intention to distribute a portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and principal payments on its indebtedness and capital expenditures as regular quarterly dividends to its stockholders. Holdco's primary source of liquidity will be cash flow generated from our operations. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us (See Note 17 "Subsequent Events—Holdco Initial Public Offering").

        Description of the Business—We are a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 23 satellites currently in-orbit. We lease transponder capacity on our satellites, which we own and operate, and deliver entertainment and information to cable television systems, television broadcasters, direct-to-home, or DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. We also provide satellite services and related technical support for live transmissions for news and special events coverage. In addition, we provide satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone.

        With 23 satellites currently in orbit, including two in-orbit backup satellites, we have one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

2.    Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

        Revenue Recognition—We enter into contracts to provide satellite capacity and related services. Revenues are generated from outright sale, sales-type lease and operating lease contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Almost all contracts stipulate payment terms in U.S. dollars.

        Pursuant to an outright sale contract, all rights and title to a transponder are purchased. In connection with an outright sale, we recognize the sale amount as revenue and the cost basis of the transponder is charged to cost of outright sales and sales-type leases.

        Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, we recognize as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is charged to cost of outright sales and sales-type leases. During the life of the lease, we recognize as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $19.6 million, $17.0 million and $15.9 million is included in sales-type lease revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

        Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectability is not reasonably assured (refer to "Accounts Receivable" below). Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, we are not obligated to refund operating lease payments previously made.

        Sales-type lease agreements and contracts for the sale of transponders typically include a telemetry, tracking and control ("TT&C") service agreement with the customer, which require the customer to pay monthly service fees which are recognized and billable as the services are performed. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer's monthly lease payment or billed separately.

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

        Fair Value of Financial Instruments—The carrying amounts of cash, accounts receivable, short-term investments, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases.

        At December 31, 1997, in connection with debt refinancing activities at that time, we entered into certain U.S. Treasury rate lock contracts to reduce our exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375.0 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments in 1998 was $9.1 million. As of December 31, 2004, $4.3 million of these costs and the related accumulated amortization of $2.2 million are recorded within deferred charges and other assets within our consolidated balance sheet and are being amortized to interest expense over the terms of the related debt securities.

        Derivative Instruments and Hedging Activities—We account for derivative instruments under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. We use derivative financial instruments, including interest rate swaps to manage market risks. We entered into a three-year interest rate swap agreement in relation to $100.0 million of the outstanding borrowings under our old senior secured credit facility during the third quarter of 2002. In June of 2004, in connection with the repayment of our old term B facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within earnings from that time (See Note 8 "Long-Term Debt" and Note 17 "Subsequent Events—Interest Rate Hedge Agreement").

        Concentration of Credit Risk—We provide satellite transponders and related services and extend credit to a large number of customers in the commercial satellite communications market. Management monitors the exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses and allowances for customer credits that are charged against revenues (see "Accounts Receivable" below). Revenues derived from affiliates of The DIRECTV Group and The News Corporation comprised approximately 15% and 11%, respectively, of total revenues in 2004. No other customers provide us with revenues in excess of 10% of total revenues.

        Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

        Supplemental cash flow information for 2002, 2003 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Cash received from interest	$17,999	$13,603	$7,640

Cash paid for interest	$142,723	$158,723	$166,951

Cash paid for taxes	$2,668	$4,846	$5,498

Cash received from tax refunds	$21,220	$13,042	$804

        Short-Term Investments—We had short-term investments of $374.1 million and $0 at December 31, 2003 and 2004, respectively. The short-term investments primarily consisted of commercial paper and auction rate securities representing funds available for current operations. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we classified these short-term investments as available-for-sale. These securities were carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, were reflected as a part of other comprehensive income within stockholders' equity.

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amount of the investments in auction rate certificates as of December 31, 2001, 2002, 2003 and 2004 was $17.0 million, $295.6 million, $335.2 million and $0.0 million, respectively. The reclassification resulted in changes in the consolidated statements of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

        Accounts Receivable—Accounts receivable include amounts earned under service agreements and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $6.4 million and $4.1 million at December 31, 2003 and 2004, respectively. If collectability of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenue is recorded at that time. During the years ended December 31, 2003 and 2004, we recorded $5.1 million and $5.2 million, respectively, of net customer credits. The total allowance for customer credits was $18.1 million and $8.9 million as of December 31, 2003 and 2004, respectively. Approximately $14.4 million of the allowance for customer credits was written-off in 2004 in connection with contractual arrangements that were entered into in relation to the Recapitalization. (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        Satellites and Other Property and Equipment—Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired in connection with the 1997 Merger, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, and capitalized interest. Substantially all other property and equipment consists of our teleport facilities.

        Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Lives (Years)
Satellite systems under construction	—
Satellites in service	12-15
Communications equipment	3-15
General support equipment	5-10
Buildings	25
Leasehold improvements	3-12

        The estimated useful lives of our satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite and other associated costs grouped together, an impairment charge would be recorded.

        Deferred Charges and Other Assets—net—Our deferred charges and other assets are summarized as follows (in millions):

	December 31,
	2003	2004
Long-Term Receivables-net	$54.8	$102.0
Customer Incentive Programs-net	26.0	25.4
Debt Issuance Costs-net	25.3	131.9
Other Assets-net	15.0	13.0
Prepaid Insurance	4.7	2.0
Investments	3.7	45.6

Total Deferred Charges and Other Assets	$129.5	$319.9

        Long-Term Receivables—net—Our long-term receivables primarily represent long-term receivables due from The DIRECTV Group of approximately $73 million in relation to tax indemnification agreements entered into in connection with the Recapitalization (see Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions"), receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. These long-term receivables are net of an allowance for doubtful accounts of approximately $4.9 million and $0.6 million as of December 31, 2003 and 2004, respectively.

        Customer Incentive Programs—net—Deferred charges related to customer incentive programs are amortized against revenue over the terms of the respective customer contracts. Deferred charges related to customer contracts were $33.0 million and $34.7 million at December 31, 2003 and 2004, respectively. These costs primarily represent the cost of antennas provided to cable operators without charge pursuant to certain customer contractual arrangements as well as certain other contractual costs incurred by us in order to secure customer leases. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2003 and 2004 amounted to $7.0 million and $9.3 million, respectively.

        Debt Issuance Costs—net—Debt issuance costs of $53.9 million and $141.5 million as of December 31, 2003 and 2004, respectively, represent costs incurred by us to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness. Accumulated amortization related to these debt issuance costs at December 31, 2003 and 2004 amounted to $28.6 million and $9.6 million, respectively. Debt issuance costs capitalized in 2003 and 2004 were $1.5 million and $142.3 million, respectively. Included in interest expense during 2003 and 2004 were approximately $10.7 million and $25.8 million, respectively, associated with the write-offs of unamortized debt issuance costs as a result of debt prepayments made in 2003 and 2004 (See Note 8 "Long-term Debt").

        Other Assets—net—Other assets-net consists of prepayments of installation at the facilities of third parties that provide TT&C services to us under long-term service agreements, as well as identifiable intangible assets and other miscellaneous deferred charges and other assets. The prepaid installation costs are necessary for third parties to provide services to us over the term of the related services agreement. These prepaid costs are amortized on a straight-line basis over the respective contract periods. Included in other assets-net as of December 31, 2003 and 2004 are $3.2 million and $1.2 million, respectively, of customer lists. Also included in other assets—net are $1.6 million for Indefeasible Rights of Use Agreements, or IRUs, at December 31, 2004. As of December 31, 2003 and 2004, customer lists and IRUs are net of accumulated amortization of $0.6 million and $1.6 million, respectively. See "Identifiable Intangible Assets" below.

        Prepaid Insurance—We amortize prepaid insurance costs to expense over the terms of the respective insurance policies.

        Investments—We have investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by us under the cost method and are carried at the lower of cost or market. The carrying value of our cost method investments was $3.7 million at each of December 31, 2003 and 2004. In addition, we have an investment in Horizons, our joint venture with JSAT International, Inc., which we account for under the equity method. The carrying value of our investment in this joint venture at December 31, 2004 was $41.9 million. We recorded our portion of the losses on this investment of approximately $0.1 million within selling, general and administrative expenses in our 2004 consolidated statement of operations.

        Goodwill—We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. Pursuant to SFAS 142, we discontinued the amortization of goodwill beginning January 1, 2002. SFAS 142 also requires at least an annual assessment of recorded goodwill for impairment. The initial annual impairment test had to be completed by December 31, 2002. Any impairment charges resulting from an annual impairment test would be recorded in operating results. We have established the fourth quarter of each year as the timeframe for annual impairment assessment. No impairment charges were recorded in 2002, 2003 or 2004 as a result of these assessments (See Note 7 "Goodwill").

        As of both December 31, 2003 and 2004, we had goodwill of approximately $2.244 billion. Goodwill increased slightly during 2004 by approximately $0.5 million. This increase was attributable to adjustments to the purchase accounting for our Esatel Communications, Inc. and Sonic Telecommunications International Ltd. acquisitions completed in August and November 2003 (See Note 10 "Acquisitions").

        Identifiable Intangible Assets—Our identifiable intangible assets include customer lists and IRUs. We amortize our customer lists and IRUs using the straight-line method over their estimated useful lives ranging from 6 to 36 months and approximately 16 years, respectively. Amortization expense for identifiable intangible assets was $0, $0.6 million and $1.1 million for 2002, 2003 and 2004, respectively (See "Deferred Charges and Other Assets-net" above).

        Evaluation of Long-Lived Assets—We evaluate potential impairment loss relating to long-lived assets, including satellites, annually or when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows were less than the carrying value of the asset or group of assets, an impairment charge would be recorded. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

        We also assess the recoverability of our long-lived assets pursuant to paragraph 10 of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically, and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our consolidated statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

        In the event a portion of a satellite was rendered inoperative and/or incapable of performing its intended function, we would apply SFAS 144 in the determination of whether an impairment loss had occurred. If an impairment loss were indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144 and we received insurance proceeds, the proceeds would offset the carrying value of the satellite. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in the consolidated statement of operations.

        Deferred Revenues, Credits and Other—We enter into agreements with our customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance. Deposits we have received from customers are deferred and are recognized as revenue in the last month of the customer's contractual service period or applied against amounts owed by the customer for services provided. Also included in this account category are satellite performance incentive obligations, reserves for tax contingencies (most of which are indemnified by The DIRECTV Group) and deferred compensation liabilities.

        Transponder Insurance—We accrue an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. We also purchase insurance for certain of our owned satellites for all or some portion of the satellite's book value (See Note 14 "Commitments and Contingencies"). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

        Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on our cash flow hedge, and foreign currency translation adjustments.

        Foreign Currency Translation—Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized.

        Income Taxes—The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates.

        Beginning on May 1, 1998 through December 22, 2003, we joined with The DIRECTV Group and GM in filing a consolidated U.S. Federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. Up to the date of the Transactions (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions"), under the tax sharing agreements with The DIRECTV Group, the portion of the The DIRECTV Group's consolidated tax amounts recorded by us is generally equivalent to the amounts we would have incurred on a separate return basis. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. As of the date of the Transactions, we were no longer part of The DIRECTV Group and we no longer file tax returns on that basis.

        During 2004, subsequent to the Recapitalization, we incurred net operating losses and expect to incur net operating losses in the future. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion related to certain of our satellites and interest expense deductions. Management does not believe a valuation allowance is necessary as of December 31, 2004.

        Concurrently with the execution of the transaction agreement in April 2004, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million.

        The tax separation agreement with DIRECTV was effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

        We were deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were eliminated and the tax basis in our satellites was increased resulting in a substantial net decrease to our net deferred tax liabilities. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $301.9 million.

        At December 31, 2004, our balance sheet includes a deferred tax asset in the amount of $87.5 million, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards generated subsequent to the PanAmSat Recapitalization and alternative minimum tax credits.

        Our income tax provision, prior to and including 2004, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service audit of the tax benefits we derived from a deduction for the extraterritorial income exclusion and its predecessor regime (the foreign sales corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2004, we have assessed our minimum and maximum exposure for federal tax issues, including foreign sales corporation and extraterritorial income exclusion issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

        Various foreign governments have asserted that we are subject to income withholding taxes on the revenue derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under all applicable U.S. and foreign tax laws. We provided additional taxes in 2004 that affected our effective tax rate. We consider our accruals adequate for any exposure we may have for potential income withholding taxes on this broadcaster revenue. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

        Business Segment and Geographic Information—We have organized our business into two operating segments based upon the types of customers served, services provided and economic characteristics of each segment. Our operating segments are our fixed satellite services, or FSS, segment and our government services segment, or G2 (See Note 15 "Operating Segments").

        Substantially all of our operating facilities are located in the United States. The geographic distribution of our revenues for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Year Ended December 31,
	2002	2003	2004
United States	42%	44%	44%
Latin America	23	19	17
Asia	16	15	13
Africa	8	9	10
Other	11	13	16

	100%	100%	100%

        Revenue By Service Type—For the years ended December 31, 2002, 2003 and 2004, our revenues were $812.3 million, $831.0 million, and $827.1 million, respectively. Our revenues were derived from the following service areas:

	Year Ended December 31,
	2002	2003	2004
Video services	66%	60%	57%
Network services	24	25	26
Government services	3	9	10
Other services	7	6	7

Total	100%	100%	100%

        Stock Split and Reverse Stock Split—In connection with the Recapitalization, on August 20, 2004, our Board of Directors effected an approximately 4.37 for 1 stock split of our common stock. On December 17, 2004, we amended and restated our certificate of incorporation to effect a 1 for 200,000 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts, as well as the par value amounts and additional paid in capital amounts related to these shares within these consolidated financial statements have been restated for all periods to give retroactive effect to the stock split and the reverse stock split.

        Stock-Based Compensation—Effective January 1, 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) prospectively, to all employee awards granted on or after January 1, 2003, pursuant to Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (SFAS 148). Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). (See Note 12 "Retirement and Incentive Plans").

        Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised), "Share Based Payment" (SFAS 123(R)), which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments. SFAS 123(R) replaces SFAS 123, and supersedes SFAS 148 and APB 25. The provisions of SFAS 123(R) will be effective for the Company's financial statements issued after June 15, 2005. The adoption of SFAS 123(R) will not have a material impact on the Company's consolidated financial statements.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.    PanAmSat Merger, Subsequent Sale and Related Transactions

        On August 20, 2004, we completed the Recapitalization, as described above in Note 1 "Basis of Presentation, Formation and Description of Business". As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of our common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock.

        Immediately following the Recapitalization, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, was canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 per share (on an unadjusted basis) over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan lapsed, and the unvested restricted shares and restricted stock units vested and were canceled and the holders of those securities received $23.50 per share (on an unadjusted basis), less applicable withholding taxes. Certain members of our management agreed not to have certain of their equity interests cashed out in the Merger; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and shares.

        The Recapitalization has been accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities have been maintained.

        Also in connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% senior notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our old senior secured credit facility (the "Old Credit Facility"); (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004 (See Note 8 "Long-term Debt").

        We incurred approximately $306.2 million of costs related to the Recapitalization, of which approximately $155.1 million have been expensed within Transaction-related costs in our consolidated statement of operations during the year ended December 31, 2004, with the remainder being capitalized to debt issuance costs and stockholders' equity within our consolidated balance sheet. Transaction-related costs for the year ended December 31, 2004 consist of $138.4 million of costs related to our debt tender offers, $9.5 million of costs resulting from the cashing out of restricted stock units and stock options, $5.0 million of costs from transaction related bonuses paid to certain of our executives and $2.2 million of costs related to the proxy solicitation and other costs.

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates (See Note 2 "Significant Accounting Policies—Income taxes").

        Also in connection with the Recapitalization, we entered into new contractual arrangements with affiliates of The DIRECTV Group at rates, which we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC, or DTVLA, the purchase of additional transponder capacity for direct-to-home, or DTH, services in Latin America, and the extension of existing and the entering into of new telemetry, tracking and control, or TT&C, service agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Certain of the new contractual arrangements we entered into in connection with the Recapitalization increased our contracted backlog by approximately $687 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

        Certain of our executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control (See Note 14 "Commitments and Contingencies").

        On August 20, 2004, in conjunction with the Recapitalization, our board of directors approved the retirement of the 95,742,728 shares of our common stock (on an unadjusted basis) repurchased from affiliates of The DIRECTV Group and cancelled 29,458,970 shares of our common stock (on an unadjusted basis) repurchased from other stockholders.

4.    Operating Leases and Net Investment in Sales-type Leases

        Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

December 31, 2004
2005	$713,223
2006	635,228
2007	548,251
2008	458,083
2009	383,212
2010 and thereafter	1,964,738

Total	$4,702,735

        The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2003	2004
Total minimum lease payments	$238,229	$191,986
Less: unearned interest income	89,654	83,791
Less: allowance for doubtful accounts	8,854	8,430

Total net investment in sales-type leases	139,721	99,765
Less current portion	23,068	24,775

	$116,653	$74,990

        Included in the unearned interest income balance as of December 31, 2004 is approximately $34.9 million of insurance proceeds related to the Galaxy 4R and Galaxy 10R insurance claim settlements. We offset a portion of the proceeds from the Galaxy 4R and Galaxy 10R insurance settlements against the net investment in sales-type leases, which were insured. The reduction to the net investment in sales-type leases results in additional unearned interest income which will be recognized over the term of the lease agreement (See Note 14 "Commitments and Contingencies—Satellite Insurance").

        Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2004 are as follows (in thousands):

	Minimum Lease Payments	Service Agreement Payments
2005	$38,649	$3,450
2006	24,119	880
2007	21,211	420
2008	20,041	420
2009	19,651	420
2010 and thereafter	68,315	1,469

	$191,986	$7,059

        In July of 2004, we terminated our transponder lease agreements with one of our customers due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter of 2004, we recorded a pre-tax charge of approximately $29.6 million within selling, general and administrative expense in our consolidated statement of operations related to the write-off of current and long-term receivable balances due from this customer. Prior to the termination, contracted future backlog and remaining 2004 revenues related to this customer were $80.4 million and $5.0 million, respectively.

        On March 29, 2002, we entered into an agreement with one of our customers regarding the revision of the customer's sales-type lease agreements as well as certain other trade receivables. This agreement resulted in the termination of the customer's sales-type leases and the establishment of new operating leases in their place. As a result, we recorded a non-cash charge in our consolidated statement of operations during 2002 of $18.7 million.

        Future cash payments expected from customers under all long-term contractual agreements (backlog) described above, including operating leases, sales-type leases and related service agreements, aggregated approximately $4.90 billion as of December 31, 2004. Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $3.48 billion and $1.42 billion, respectively. Included in the amounts above are 96 contracts representing total contracted backlog of $624.2 million, of which $219.8 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights.

5.    Satellites and Other Property and Equipment—Net

        Our satellites and other property and equipment are summarized as follows (in thousands):

	December 31,
	2003	2004
Satellites in service	$3,117,241	$2,760,711
Satellite systems under development	314,951	357,346
Buildings and leasehold improvements	104,035	88,801
Machinery and equipment	301,460	308,112
Other	19,008	16,786

	3,856,695	3,531,756
Less: accumulated depreciation	1,549,990	1,576,092

	$2,306,705	$1,955,664

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2003 and 2004, we had $125.4 million and $112.3 million recorded in relation to satellite incentive obligations. During 2004 we wrote-off approximately $20.5 million of incentive obligations as a result of reductions in the economic lives of our Galaxy 10R, PAS-9 and PAS-1R satellites as described below. During 2004, we also recorded approximately $16.3 million of incentive obligations in relation to our Galaxy 13/Horizons satellite, which was placed in-service in January 2004. Annual maturities of these incentives as of December 31, 2004 are as follows (in thousands):

2005	$13,150
2006	12,874
2007	13,074
2008	12,841
2009	12,121
2010 and thereafter	48,200

Total	$112,260

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

6.    Satellite Technology

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

        PAS-6 had previously been taken out of primary service and was used as a backup for another satellite, PAS-6B. Accordingly, these events did not affect service to any of our customers and we anticipate that they will not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in an after-tax non-cash charge to net loss of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events.

  BSS 601 HP XIPS

        The BSS 601 HP satellite uses a Xenon Ion Propulsion Systems, or XIPS, as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite's performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites, excluding Galaxy 8-i. Galaxy 8-i experienced failures of both XIPS in 2000 and continued to operate using bi-propellant until it de-orbited in February 2004. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

        The first of the currently operated satellites with failure of both primary and secondary XIPS is Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years on June 28, 2003, the date of the secondary XIPS failure. The C-band capacity of this and other satellites is backed up by in-orbit satellites with immediately available capacity. We believe that this problem will not affect revenues from the customers on this satellite or our total contracted backlog, as the satellite's backup bi-propellant propulsion system has sufficient fuel to provide time to seamlessly transition customers to a new or replacement satellite. We have determined that the satellite's net book value and our net investments in sales-type leases on this satellite are fully recoverable.

        We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $7.7 million during 2003. As of March 2004, following the final insurance settlement on this satellite, depreciation on Galaxy 4R has been approximately equal to the monthly depreciation on this satellite before the anomaly occurred. We expect to launch a replacement for Galaxy 4R in 2006.

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years on July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. We plan to construct and launch a replacement satellite for PAS-6B prior to the end of its useful life, although no commitment has been made for the procurement of this satellite at this time. As a result of this XIPS failure, our total contracted backlog was reduced by approximately $360.0 million. The insurance policy on this satellite has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. On August 3, 2004, the secondary XIPS on this satellite permanently failed. The primary XIPS on this satellite had previously failed. The satellite is operating normally on its back-up bi-propellant propulsion system, which has proven to be a highly reliable propulsion system with extensive flight experience. This satellite is expected to operate normally on its available bi-propellant fuel for over three years. Prior to this event, Galaxy 10R was scheduled to have an estimated end of useful life in 2015. We do not expect this event to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite and there should be no material impact on services, revenues or satellite operations. This event will result in acceleration to the 2005-2007 timeframe of planned capital expenditures to replace this satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. We received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million during the fourth quarter of 2004.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, resulting in no impact to net loss for the year. The expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $3 million per year.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of zero and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceed 6 years from December 31, 2004. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 11.9 years from December 31, 2004.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we recently reduced our estimate of the end of useful life of PAS-9, from 2015 to 2013. This will result in an increase in our annual depreciation expense of $3.4 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life will result in a reduction in our contracted backlog of approximately $61 million. However, given the nature of our customers' use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, re-evaluate our expectations.

  BSS 702 solar arrays

        All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these existing customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. In December 2004, after reviewing available solar array degradation data on our BSS 702 satellites, we reduced our estimate of the end of the useful life of our Galaxy 11 satellite from 2015 to 2009 and of our PAS-1R satellite from 2016 to 2010, which will result in an increase in our annual depreciation expense of $24.5 million beginning in the fourth quarter of 2004. These estimates are based on data available at this time and reflect our current expectations for these systems. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

  SCP

        Many of our satellites use an on-board spacecraft control processor, or SCP, to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our Galaxy 3R and PAS-4 satellites, have experienced primary SCP failures and are operating on their backup SCPs. Galaxy 3R has limited fuel remaining and is operating in an inclined orbit. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on either Galaxy 3R or PAS-4 will cause an interruption of our business or require replacement of a satellite.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $1.0 million.

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

        As a result of the termination of the Galaxy 8-iR satellite construction contract, we received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to us under the construction agreement. In addition, we agreed with the Galaxy 8-iR launch vehicle provider to defer our use of the launch to a future satellite. We expect to use this launch for one of our satellites currently under construction.

7.    Goodwill

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). Among other things, SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. We have determined that, for such impairment testing, we have only two reporting units, our FSS operating segment and our G2 operating segment.

        SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2004, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS operating segment and a discounted cash flow approach alone for our assessment of the fair value of our G2 operating segment due to the specialized nature of its operations. Our assessment resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required in 2002, 2003 or 2004. The amount of any loss resulting from future impairment tests could be material to our results of operations.

8.    Long-term Debt

        As of December 31, 2003 and 2004, long-term debt consisted of the following (in thousands):

	2003		2004
	Book Value	Fair Market Value	Book Value	Fair Market Value
6 1/8% Notes due 2005	$275,000	$279,125	$—	$—
6 3/8% Notes due 2008	150,000	153,000	150,000	154,875
Old Term Loan B-1 due 2010	350,000	350,000	—	—
8 1/2% Notes due 2012	800,000	880,000	1,190	1,190
6 7/8% Notes due 2028	125,000	125,625	125,000	117,500
Transaction Related Financing:
Revolving Credit Facility	—	—	—	—
Term Loan A due 2009	—	—	674,310	670,938
Term Loan B due 2011	—	—	1,647,500	1,650,087
9% Senior Notes due 2014	—	—	1,010,000	1,126,150

	1,700,000	1,787,750	3,608,000	3,720,740
Less: current maturities	3,500	3,500	4,100	4,106

Total Long-Term Debt	$1,696,500	$1,784,250	$3,603,900	$3,716,634

        Fair value amounts were determined based on quoted market prices for the Notes or on current rates available to us for debt with similar maturities and similar terms.

        In connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% senior notes due 2014; (iii) terminated and repaid our Old Credit Facility; (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, or the Revolving Facility, an $800.0 million Term Loan A Facility, which matures in August 2009, or the Term Loan A Facility, and a $1,647.5 million Term Loan B Facility, which matures in August 2011, or the Term Loan B Facility. At December 31, 2004, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.50% and LIBOR plus 2.75%, respectively, and the Revolving Facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the Revolving Facility and the Term Loan A Facility, if any, which, as of December 31, 2004 on an annual basis was 0.50%. As of December 31, 2004 we had outstanding letters of credit totaling $36.1 million and issued $6.9 million of additional letters of credit in February 2005. Outstanding letters of credit reduce our ability to borrow against the Revolving Facility by an equivalent amount. Any amounts borrowed under the Revolving Facility would bear interest at LIBOR plus 2.50% as of December 31, 2004, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the Revolving Facility, the Term Loan A Facility, and the Term Loan B Facility.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by our current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        Concurrent with the completion of Holdco's initial public offering, we intend to amend our senior secured credit facilities.

        Borrowings under our senior secured credit facilities will bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under our senior secured credit facilities will be subject to adjustment based on a pricing grid.

        The $1,010.0 million senior notes bear interest at an annual rate of 9.0%. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the term of the 9% senior notes. The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        Holdco's primary source of liquidity will be cash flow generated from the operations of its subsidiaries, including us. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us.

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/8% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by our senior secured credit facilities, we repaid our Term A Facility by the amount of the 8 1/8% Senior Notes that remained outstanding after the tender offer. The remaining 8 1/2% Senior Notes due 2012 are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

        On August 22, 2004, we completed a tender offer to purchase any and all of the outstanding $275.0 million aggregate principal amount of our 6 1/2% Notes due 2005 for cash. On October 22, 2004, we completed a redemption of our remaining $24.2 million 6 1/8% Notes due 2005 that were not purchased in the tender offer from cash on hand.

        In conjunction with the Recapitalization, in the third quarter of 2004, we wrote-off debt issuance costs and recorded a charge within interest expense of $15.1 million related to the prepayment of our pre-existing debt. Also in conjunction with the Recapitalization, we capitalized approximately $142.3 million to debt issuance costs and approximately $8.8 million to equity. The debt issuance costs are classified on our balance sheet within Deferred Charges and Other Assets and will be amortized to interest expense over the terms of the related debt obligations.

        On November 19, 2004, proceeds from our Galaxy 10R insurance claim received through that date of approximately $69 million, along with cash on hand, were utilized to make a voluntary prepayment of approximately $137 million under our senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility, while the remaining $12.5 million was applied to the Term Loan B Facility. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. In connection with this repayment, in the fourth quarter of 2004, we wrote-off related debt issuance costs and recorded a charge within interest expense of approximately $5.2 million.

        In June 2004, we repaid from available cash on hand the $349.1 million outstanding balance under the Term Loan B-1 Facility of our Old Credit Facility. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to that loan facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income (loss) related to our

$100.0 million interest rate hedge on that loan facility entered into during the third quarter of 2002. The hedge liability was not impacted by the repayment of that facility. The fair value of the outstanding interest-rate hedge agreement as of December 31, 2004, based upon quoted market prices from the counterparty, reflected a hedge liability of approximately $0.2 million. Upon expiration of the current agreement on August 30, 2005, we will not be required to enter into an interest rate hedge agreement. (See Note 17 "Subsequent Events—Interest Rate Hedge Agreement").

        In July and December 2003, we made optional pre-payments of $350 million and $300 million, respectively, against our Old Credit Facility from available cash on hand. During the third and fourth quarters of 2003, we recorded non-cash charges of approximately $5.7 million and $5.0 million to write-off debt issuance costs associated with the portions of the credit facility that were prepaid.

        As of December 31, 2004, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2004, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2004, we were in compliance with all such covenants.

        Annual maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,	Amount Due
2005	$4,100
2006	150,910
2007	176,600
2008	351,600
2009	211,600
2010 and thereafter	2,713,190

$3,608,000

        Interest expense for 2002, 2003 and 2004 is presented net of interest income of $15.2 million, $13.3 million and $7.4 million, respectively, and net of capitalized interest for 2002, 2003 and 2004 of $27.3 million, $13.9 million and $8.5 million, respectively. Included in interest expense during 2002, 2003 and 2004 were approximately $3.3 million, $10.7 million and $25.8 million, respectively, associated with the write-offs of unamortized debt issuance costs related to the repayment of debt during those years.

9.    Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Taxes currently (receivable) payable:
U.S. federal	$(32,405)	$—	$—
Foreign	1,618	1,560	1,500
State and local	1,000	1,421	1,250

Total	(29,787)	2,981	2,750

Deferred tax (benefits) liabilities:
U.S. federal	54,342	8,801	(89,661)
Foreign	2,164	16,387	555
State and local	1,631	(573)	(4,934)
Change in valuation allowance	—	7,414	—

Total	58,137	32,029	(94,040)

Total income tax provision (benefit)	$28,350	$35,010	$(91,290)

        The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

	Year Ended December 31,
	2002	2003	2004
Expected tax at U.S. statutory income tax rate	$39,689	$47,090	$(58,373)
U.S. state and local income tax rates—net of federal income tax effect	1,710	551	(2,394)
Extraterritorial income exclusion tax benefit	(17,885)	(36,620)	(27,328)
Foreign withholding taxes	2,164	16,387	1,012
Change in valuation allowance	—	7,414	—
Other	2,672	188	(4,207)

Total income tax provision (benefit)	$28,350	$35,010	$(91,290)

        Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2003		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Basis differences in satellites and other property, plant and equipment	$—	$662,201	$—	$211,317
Performance incentives	31,124	—	37,451	—
Customer deposits	28,070	—	30,082	—
Accruals and advances	10,195	—	39,515	—
Tax credit carryforwards	23,678	—	17,343	—
Net operating loss carryforwards	135,700	—	70,223	—
Other	20,496	2,472	2,668	11,938

Gross deferred taxes	249,263	664,673	197,282	223,255
Valuation Allowance	(7,414)	—	—	—

Net deferred taxes	$241,849	$664,673	$197,282	$223,255

        At December 31, 2004, we had non-current deferred tax liabilities of $223.3 million and deferred tax assets of $197.3 million, of which $7.8 million of the deferred tax asset was classified as current. Included in the non-current deferred tax assets at December 31, 2004 was $17.3 million of alternative minimum tax credits that can be carried forward indefinitely. Also included in non-current deferred tax assets was $70.2 million of deferred tax assets relating to federal and state net operating losses generated subsequent to the PanAmSat Recapitalization that expire in varying amounts over the period of 2014-2024 if not utilized. Management does not believe a valuation allowance is necessary as of December 31, 2004. During 2004, our net deferred tax liability decreased significantly resulting from the Recapitalization and deconsolidation from the DIRECTV consolidated tax group. (See Note 2 "Significant Accounting Policies—Income Taxes").

        Issues regarding our taxability in foreign jurisdictions have been raised by various tax authorities. Such authorities have proposed tax adjustments and we have vigorously contested them. In 2004, we increased our income tax provision for these adjustments and, in management's opinion, adequate provision has been made for all open years.

        During 2002, the Internal Revenue Service commenced an examination of the GM consolidated tax group for the years 1998-2000 of which we are a member. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under this examination are fully indemnified under the tax separation agreement with The DIRECTV Group.

10.    Acquisitions

        On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. from our affiliate, The DIRECTV Group, for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. The historical cost of the net assets acquired was $3.1 million. Since we and Hughes Global Services, Inc. were under the common control of The DIRECTV Group, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded as a reduction to our stockholders' equity on the accompanying consolidated balance sheet as of December 31, 2003 net of deferred income taxes of approximately $1.9 million.

        On August 27, 2003, as part of our strategic initiative to expand our government service offerings, we acquired a telecommunications firm based outside of Washington, D.C. that specializes in providing end-to-end services and solutions to the U.S. Government, Esatel Communications, Inc. and its related entity, Silver Springs Teleport, LC.

        To complement our ground infrastructure, in November 2003, we purchased Sonic Telecommunications International Ltd., a provider of international high-definition multimedia transmission services and business applications.

        The aggregate purchase price for the Esatel Communications, Inc. and Sonic Telecommunications International Ltd. acquisitions was $12.2 million. The net assets acquired included receivables, property, plant and equipment, customer lists, IRUs and goodwill as well as certain assumed liabilities.

        The results of Esatel Communications, Inc. and Hughes Global Services, Inc. have been included in our government services segment from the date of acquisition. The results of Sonic Telecommunications International Ltd. have been included in our fixed satellite services segment from the date of acquisition.

11.    Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

  Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $82.3 million from January 1, 2004 through August 19, 2004, or 15.1% of our revenues for that same period.

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

        We entered into new contractual arrangements with affiliates of The DIRECTV Group in connection with the Recapitalization at rates which, we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DTVLA, the purchase of additional transponder capacity for DTH services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us $9.2 million for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation.

        During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc., an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment is payable upon the launch of a satellite by Hughes Network Systems, Inc. to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization.

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Recapitalization (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite (See Note 5 "Satellites and Other Property and Equipment—Net").

        The aggregate amounts of related party transactions with The DIRECTV Group and its affiliates for the years ended December 31, 2002, 2003 and the period from January 1, 2004 through August 19, 2004 are summarized below (in thousands):

	2002	2003	Period From January 1, 2004 Through August 19, 2004
Satellite Services Revenues:
Operating lease revenues	$140,835	$114,292	$75,372
Other satellite services	25,657	14,641	6,929

Total Satellite Services Revenues	$166,492	$128,933	$82,301

Purchased Services and Equipment	$—	$4,150	$3,213

Allocations of administrative and other expenses	$1,445	$1,906	$1,306

Interest expense	$6,533	$—	$—

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the years ended December 31, 2002, 2003, and for the period from January 1, 2004 through August 19, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $1.4 million, $1.9 million and $1.3 million, respectively.

  Tax Matters

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. (See Note 2 "Significant Accounting Policies—Income taxes").

        Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $55.1 million from January 1, 2004 through August 19, 2004, or 10.1% of our revenues for that same period.

        In January 2004, Fox Entertainment Group, Inc., a subsidiary of The News Corporation, and we signed a multi-year, multi-satellite agreement, the terms of which provide that Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment will now be one of our largest media customers and one of our top five global customers.

  Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

  Transactions with The Sponsors and Their Affiliates

        The Sponsors provide management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charge us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. The annual advisory fee does not include and the Sponsors may receive additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those called for by the agreements.

        Each of the Sponsors has agreed to terminate their respective management services agreements for an aggregate consideration of $10.0 million effective upon completion of Holdco's initial public offering.

        During 2004, we retained Capstone Consulting, or Capstone, to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004.

        Certain compensated members of our board of directors are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of certain of the Sponsors. Revenues for these services were $3.7 million for the year ended December 31, 2004. As of December 31, 2004, we had receivables related to these affiliates of approximately $74 thousand.

        Included in our total contracted backlog of $4.90 billion as of December 31, 2004 is $5.1 million of contracted backlog from affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        The following table provides summary information relative to our accounts receivable from and accounts payable to The Sponsors and their affiliates (in thousands):

December 31, 2004
Due from affiliates	$74

Due to affiliates	$831

12.    Retirement and Incentive Plans

        Generally, cash compensation of our directors, executive officers and other employees are provided by us and equity based compensation is provided by Holdco. Holdco has assumed all of our equity-based retirement and incentive plans, which plans benefit our employees.

  Employee Benefit Plans:

        Defined Contribution Plans 401(k) Plan—We had and Holdco has a 401(k) plan for qualifying employees for which it matches a portion of the employee contributions. Prior to the Recapitalization, we made this match in the form of shares of our common stock; since the Recapitalization, we have made this match in the form of cash. The market values of the shares contributed to the plan were $1.8 million, $2.1 million and $1.4 million for 2002, 2003 and 2004, respectively. The amount of cash contributed to the plan for 2004 was $0.6 million.

        Deferred Compensation Plan—We have a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched if the employee elected to defer the maximum amount permissible under the 401(k) plan and the Internal Revenue Code of 1986, as amended. The maximum annual match under the 401(k) plan is limited to an aggregate level of 4% of annual compensation. The matched portion of the Supplemental Savings Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, we may, at our discretion, make contributions to the Deferred Compensation Plan and the Supplemental Savings Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan and the Supplemental Savings Plan are unfunded plans, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of our board of directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate. In July 2004, our board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of common stock in us.

        1997 Stock Incentive Plan—On May 5, 1997, our board of directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the "1997 Stock Plan"), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors. Awards were granted at the discretion of the Compensation Committee on such terms as the committee decided. Effective December 7, 2000, we amended the 1997 Stock Plan to provide that, upon a "Change-in-Control" (as defined) of PanAmSat, all unvested stock options and other awards granted under the 1997 Stock Plan would immediately vest and become exercisable, and restrictions on any awards such as restricted stock would immediately lapse. Also effective December 7, 2000, the 1997 Stock Plan was amended to eliminate the portability of unvested options for employees transferring to non-controlled affiliates, such as The DIRECTV Group.

        In conjunction with the Recapitalization, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of our common stock received $23.50 in cash per share of our common stock (on an unadjusted basis). As a result of the Merger, our common stock was no longer publicly traded.

        Upon consummation of the Recapitalization, which constituted a change-in-control as defined in the 1997 Stock Plan, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units vested immediately prior to the Merger. We recorded a charge of approximately $8.3 million within Transaction-related costs in our consolidated statement of operations in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Also in conjunction with the Recapitalization, the exercise prices of certain employee options were modified. As a result of these modifications, we recorded additional expense of approximately $1.2 million within Transaction Costs in our consolidated statement of operations. Holders of options and restricted stock units were entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price paid in the Recapitalization (on an unadjusted basis), and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share (on an unadjusted basis). All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        2004 Stock Option Plan—On August 20, 2004, our board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the "2004 Stock Plan"), which provides for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with us or our subsidiaries.

        On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share. In addition, in connection with the contribution of our common stock to Holdco, Holdco assumed the 1997 Stock Plan and the 2004 Stock Plan, the outstanding stock options under these plans were converted into options to purchase shares in Holdco common stock and other equity rights for our common stock were converted to similar rights for Holdco common stock. As a result of, and immediately following, that contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

        In connection with the Recapitalization, on August 20, 2004, our Board of Directors effected an approximately 4.37 for 1 stock split of our common stock. On December 17, 2005, we amended and restated our certificate of incorporation to effect a 1 for 200,000 reverse stock split of our common stock.

        We have excluded all disclosures of option activity, options outstanding, options exercisable, weighted average exercise prices and weighted average fair values per option as we believe that the presentation of this information would not be meaningful to the reader of the financial statements for the following reasons: the December 17, 2004 200,000 for 1 reverse stock split, our common stock is not publicly traded, all of our stock options and other equity interests have been converted into similar rights for Holdco common stock, and Holdco owns all of our common stock.

        Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands).

	Year Ended December 31,
	2002	2003	2004
Net income (loss) as reported	$85,048	$99,532	$(75,489)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	1,157	7,733
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(9,151)	(8,875)	(10,142)

Pro forma net income (loss)	$75,897	$91,814	$(77,898)

        The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

        Under the intrinsic value method used for reporting prior to January 1, 2003, no compensation expense had been recognized on options granted through December 31, 2002, as the exercise price of the options granted equaled the fair value of our common stock on the date of grant for all prior grants.

        Prior to the consummation of the Recapitalization, restricted stock units granted in 2004 and 2003 by us were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. We recorded compensation expense related to the restricted stock units of approximately $1.8 million for the year ended December 31, 2003 and $1.7 million during the year ended December 31, 2004.

        On December 7, 2000, our board of directors approved a compensation program for each member of our board of directors who is not an employee of us or our affiliates ("Non-Employee Director"), the PanAmSat Corporation Non-Employee Directors Fee Plan. Effective January 1, 2001, each Non-Employee Director was eligible to receive an annual fee of $50,000 for services rendered as a member of the board of directors and an additional annual $5,000 fee for each member who serves as a chairperson of a committee of the board of directors. Each Non-Employee Director may elect to receive up to 50% of the aggregate amount of the fee in cash. Any amount not paid to a Non-Employee Director in cash was paid in restricted shares of our common stock. The number of shares issued in payment of the fees was calculated based on the average daily closing price of our common stock on NASDAQ during the month prior to the date of grant. The shares vested 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares were subject to forfeiture upon the termination of a board member's services. Directors were able to defer the fees, payable in stock, in the form of units of our common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. In 2001, Non-Employee Directors were granted restricted shares and restricted units with a value of approximately $245,000 and cash of $25,000. During 2002, Non-Employee Directors were granted restricted shares and restricted units with a value of approximately $158,000 and cash of $57,500.

        On February 28, 2003, our board of directors approved a revised compensation program for Non-Employee Directors under the PanAmSat Corporation Non-Employee Directors Fee Plan (the "Revised Compensation Program"). Pursuant to the Revised Compensation Program, effective January 1, 2003, each Non-Employee Director was eligible to receive an annual fee of $75,000 for services rendered as a member of the board of directors, which was payable at each director's election either (a) all in restricted stock granted under the 1997 Stock Plan or (b) up to 40% ($30,000) in cash and the balance in restricted stock. Additionally, under the Revised Compensation Program, the

Non-Employee Director chairing the audit committee was eligible to receive an additional annual fee of $15,000 and each Non-Employee Director who serves as a chairperson of a committee of the board of directors other than the audit committee was eligible to receive an additional annual fee of $10,000. Each of these additional fees were payable at such director's election either (a) all in restricted stock granted under our 1997 Stock Plan or (b) up to 50% in cash. The number of shares issued in payment of the fees was calculated based on the average daily closing price of our common stock on NASDAQ during the month prior to the date of grant. The shares vested 100% on the first anniversary of the date the shares are granted; prior to being fully vested, such shares were subject to forfeiture upon the termination of a board member's services. Directors also could elect to defer the fees payable in stock, in the form of units of our common stock, to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan. During 2003, Non-Employee Directors were granted restricted shares and restricted units with a value of approximately $227,000 and cash of $107,500. During 2004, Non-Employee Directors were granted restricted shares and restricted units with a value of approximately $197,000 and cash of $138,000. In connection with the Recapitalization, all restricted shares and restricted units held by Non-Employee Directors were accelerated, and $695,000 (representing $23.50 per share on an unadjusted basis) was paid to the Non-Employee Directors, upon which all the restricted shares and restricted units were cancelled.

        On September 16, 2004, our Board of Directors approved a revised compensation program for our Non-Employee Directors. Each Non-Employee Director is entitled to annual cash compensation of $50,000, and was also granted options to purchase 100,000 shares of common stock (on an unadjusted basis). The chairman of its Board of Directors receives an additional annual fee of $100,000 and was granted options to purchase an additional 100,000 shares (on an unadjusted basis). Holdco has assumed this program and the options are now for Holdco stock.

13.   Facilities Restructuring and Severance Costs

        Our Facilities Restructuring and Severance Costs accrual includes our Teleport Consolidation Plan, Facilities Restructuring Plans and our 2001, 2003 and 2004 Severance Plans. Facilities restructuring and severance costs were $13.7 million, $4.2 million and $6.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

  Teleport Consolidation Plan

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004 (see below). During the years ended December 31, 2003 and 2004, we recorded charges of $4.2 million and $1.8 million, respectively, related to this teleport consolidation plan, representing severance costs, costs to relocate equipment and losses on the sale of equipment

        In addition to the fourth quarter gain on the sale of our Spring Creek teleport described below, this teleport consolidation plan resulted in approximately $6.0 million of costs from January 2003 through the end of 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain on the disposal of land, buildings and equipment of approximately $11.1 million in October 2004.

        In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. As of December 31, 2004, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheet. We expect to complete the sale of the Homestead teleport in the first quarter of 2005.

        The Spring Creek and Homestead teleports are not significant to our consolidated operating results or financial position.

  Facilities Restructuring Plans

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. We recorded a non-cash charge of $13.9 million in our consolidated statement of operations during 2002. This charge reflects future lease costs, net of estimated future sublease revenues related to unused facilities and the write-off of leasehold improvements. In 2003, we recorded restructuring credits of $1.4 million related to the signing of sublease agreements for amounts higher than originally estimated.

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

  Severance Plans

        The Company recorded severance costs of $8.2 million during the year ended December 31, 2001 and $1.3 million during the first quarter of 2002 related to the Company's expense reduction and NET-36 (now webcast services) restructuring plan that began in the third quarter of 2001. These costs were primarily comprised of employee compensation and employee benefits, outplacement services and legal and consulting expenses associated with the cumulative reduction in workforce of 164 employees and the resignation of our former Chief Executive Officer in August 2001. In the third quarter of 2002, the Company recorded a restructuring credit of $1.5 million for the reversal of prior period severance charges due to actual costs being lower than originally estimated.

        As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. As a result, we recorded severance charges of approximately $1.4 million and $0.6 million, in the fourth quarters of 2003 and 2004, respectively. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of December 31, 2001	$—	$—	$2.9	$2.9
2002 restructuring charges (credits)	13.9	—	(0.2)	13.7
Less: net cash payments in 2002	(2.2)	—	(2.7)	(4.9)
Less: non-cash items in 2002	(4.1)	—	—	(4.1)

Balance as of December 31, 2002	7.6	—	—	7.6
2003 restructuring charges (credits)	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)

Balance as of December 31, 2003	4.6	1.8	0.7	7.1
Restructuring charges	3.7	1.8	0.6	6.1
Net cash payments	(2.0)	(3.3)	(0.8)	(6.1)

Balance as of December 31, 2004	$6.3	$0.3	$0.5	$7.1

14.   Commitments and Contingencies

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

2005	$5,903
2006	5,355
2007	4,922
2008	4,678
2009	4,032
2010 and thereafter	7,194

$32,084

        Rental expenses under the operating leases were $6.4 million in 2002, $5.9 million in 2003 and $6.2 million in 2004.

  Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2004 we had $112.3 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards (See Note 5 "Satellites and Other Property and Equipment—Net").

  Satellite Commitments

        As of December 31, 2004, we had approximately $103.1 million of capital expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2004, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, which will serve as an on-ground spare for Galaxy 11 and will also be available as a replacement in the event of a launch failure of Galaxy 17 or Galaxy 18. In June 2004, we paid The DIRECTV Group $28.5 million to fully reimburse amounts previously paid on our behalf to the manufacturer of this satellite. Also in June 2004, we executed a definitive agreement for the procurement of Galaxy 17, which will replace Galaxy 4R. In February 2005, we entered into an agreement for the construction of Galaxy 18.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. The effectiveness of the Galaxy 18 construction agreement is contingent upon approval by the bankruptcy court on or before April 11, 2005. The Galaxy 16 construction contract has been approved by the bankruptcy court. Construction of Galaxy 18, which will serve as a replacement satellite for Galaxy 10R, began in 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        In October 2003, we amended our launch and construction contracts related to the Galaxy 1R replacement satellite to allow for the construction of a navigation payload on this satellite. This navigation payload will utilize L-band frequencies and will function independently from the C-band payload. Included in the amount of satellite commitments above as of December 31, 2004, were approximately $6.2 million related to this navigation payload. We have entered into an agreement with a customer for the sale and use of this L-band payload.

        Through December 31, 2004, we had made approximately $171.3 million of capital expenditures in relation to Galaxy 14 and Galaxy 15. We also spent $65.8 million for launch costs originally intended for Galaxy 8-iR and $6.0 million for another future launch. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        We plan to construct and launch replacement satellites for PAS-6B, PAS-9 and PAS-2 prior to the end of their useful lives, although no commitments have been made for the procurement.

        After signing the Galaxy 18 contract in February 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $200 million as of February 2005, the majority of which will be paid over the next two years.

  Satellite Insurance

        On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. On December 29, 2003, we reached a final settlement of these insurance claims for payment of $260.0 million. We will continue to own and operate these satellites free and clear of any claims of these insurers. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260.0 million settlement amount.

        On July 31, 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary XIPS on this satellite ceased working. In 2003, we settled with and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of its useful life.

        On August 31, 2004 we filed a proof of loss under the insurance policy for our Galaxy 10R Spacecraft after the secondary XIPS on this satellite permanently failed. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. On November 19, 2004 proceeds of approximately $69 million received through that date, along with cash on hand, were utilized to make a voluntary prepayment of approximately $137 million under our senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility, while the remaining $12.5 million was applied to the Term Loan B Facility. We proportionately offset the proceeds from this insurance claim against the insured carrying value of the satellite and the net investment in sales-type leases and recorded a credit to cost of sales-type leases within our consolidated statement of operations of approximately $6.3 million related to an insured customer warranty obligation that had previously been charged to cost of sales upon the occurrence of the anomaly. Additionally, we recorded a credit to selling, general and administrative expenses within our consolidated statement of operations of approximately $2.9 million related to an insured sales-type lease on Galaxy 10R that that was partially written off as a result of the anomaly.

        As of December 31, 2004, we had in effect launch and in-orbit insurance policies covering seven satellites in the aggregate amount of approximately $690.1 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $820.6 million. We had 17 uninsured satellites in orbit as of December 31, 2004. In January 2005, one of these satellites, Galaxy 5, was replaced by our Galaxy 12 satellite and was deorbited. As of December 31, 2004, Galaxy 5 had zero net book value and other insurable costs. Also in January 2005, the insurance policy on our Galaxy 10R satellite expired and was not replaced. As a result, Galaxy 10R is no longer insured. As of December 31, 2004, Galaxy 10R had approximately $98 million of net book value and other insurable costs as well as insurance coverage. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of less than $1.0 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 5, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1 (See Note 5 "Satellites and Other Property and Equipment—Net"). The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $269.3 million as of December 31, 2004.

        Of the insured satellites, as of December 31, 2004, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.4 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 11.9 years.

        At December 31, 2004, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $971.7 million. Of this amount, $706.6 million related to uninsured satellites and $265.1 million related to satellites insured by Significant Exclusion Policies. Additionally, our Galaxy 10R satellite, which was insured as of December 31, 2004, is no longer insured. As of December 31, 2004 Galaxy 10R had approximately $98 million of net book value and other insurable costs as well as insurance coverage.

        Upon the expiration of the insurance policies, there can be no assurance that we will be able to procure new policies on commercially reasonable terms. New policies may only be available with higher premiums or with substantial exclusions or exceptions to coverage for failures of specific components.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

  Customer and Vendor Obligations

        We have certain contracts with our customers, which require us to provide equipment, services and other support to these customers during the course of the related contracts. As of December 31, 2004, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $48.9 million related to the provision of equipment, services and other support.

        We have certain long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2004, we have commitments under these vendor contracts which aggregated approximately $60.1 million related to the provision of equipment, services and other support.

  Change-in-Control Obligations

        Upon consummation of the Recapitalization, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units vested immediately prior to the merger. We recorded a charge of approximately $8.3 million within Transaction-related costs in our consolidated statement of operations in the third quarter of 2004 in relation to the acceleration of vesting of these options, restricted shares and restricted stock units. Also in conjunction with the Recapitalization, the exercise prices and periods of certain employee options were modified. As a result of these modifications, we recorded additional expense of approximately $1.2 million within Transaction Costs in our condensed consolidated statement of operations in the third quarter of 2004. Holders of options and restricted stock units were entitled to receive (i) with respect to in-the-money options, cash equal to the difference between the exercise price and the $23.50 per share price paid in the Recapitalization (on an unadjusted basis), and (ii) with respect to restricted shares and restricted stock units cash in the amount of $23.50 per share (on an unadjusted basis). All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

        Certain of our senior executives are party to change-in-control severance agreements, which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and therefore these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.6 million (net of tax benefits of $6.1 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        Holdco granted stock options to certain employees subsequent to the Recapitalization. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerate in the event of certain changes in control of Holdco. Pursuant to contractual obligations, Holdco could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. Although this would not be a direct obligation of PanAmSat, the ultimate funding of this obligation may come from PanAmSat. In all other circumstances, Holdco has the right, but not the obligation, to call the common stock held by employees and therefore no contingent obligation would exist.

  Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The Indian government has assessed approximately $8.8 million, including interest, against one of our subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.1 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

  Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

        As of December 31, 2004 we had total outstanding letters of credit of $36.1 million and issued $6.9 million of additional letters of credit in February 2005.

        We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

15.   Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

  Fixed Satellite Services: Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH television and provide TT&C and network services to customers.

  Government Services: Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15% and 11%, respectively, of our total revenue in 2004.

        Prior to the third quarter of 2004, we utilized net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, or EBITDA, to measure the operating performance of our operating segments and as a measure of segment performance for incentive compensation purposes.

        As a result of the Recapitalization, we began utilizing Segment EBITDA as a measure of performance for our operating segments beginning in the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments largely outside of the segment operating managers' control ("Segment EBITDA"). Segment EBITDA is presented herein because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results.

        Selected information for our operating segments is as follows (in thousands):

	Year Ended December 31,
	2002	2003,	2004
Revenues:
FSS	$806,272	$775,009	$762,892
G2	24,074	74,550	85,864
Eliminations	(18,056)	(18,548)	(21,686)

Total Revenues	$812,290	$831,011	$827,070

Depreciation and Amortization Expense:
FSS	$335,717	$312,105	$293,420
G2	—	728	1,402

Total Depreciation and Amortization Expense	$335,717	$312,833	$294,822

Income from Operations:
FSS	$249,850	$269,573	$8,523
G2	6,018	8,601	11,452

Total Income from Operations	$255,868	$278,174	$19,975

Segment EBITDA
FSS	$615,011	$623,718	$612,089

G2	$6,018	$9,329	$12,854

Capital Expenditures:
FSS	$294,313	$104,082	$178,660
G2	—	—	53

Total Capital Expenditures	$294,313	$104,082	$178,713

	December 31,
	2003	2004
Assets:
FSS	$5,716,365	$4,736,428
G2	39,859	39,531
Eliminations	(21,347)	(11,464)

Total Assets	$5,734,877	$4,764,495

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$249,850	$269,573	$8,523
Depreciation and amortization	335,717	312,105	293,420

EBITDA	585,567	581,678	301,943
Adjustment of sales-type leases to operating leases(a)	22,442	22,858	25,771
Loss on termination of sales-type leases(b)	18,690	—	—
Effect of Galaxy 10R XIPS anomaly(c)	—	—	9,090
Satellite impairment(d)	—	—	99,946
Gain on satellite insurance claims(e)	(40,063)	—	(9,090)
Restructuring charges(f)	13,708	4,227	6,192
Reserves for long-term receivables and sales-type lease adjustments(g)	5,750	(632)	24,419
Reversal of allowance for customer credits(h)	—	8,100	7,200
Investments(i)	5,000	1,800	—
Transaction-related costs(j)	—	—	155,131
Gain on sale of teleport(k)	—	—	(11,113)
Other items(l)	3,917	5,687	2,600

Segment EBITDA	$615,011	$623,718	$612,089

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$6,018	$8,601	$11,452
Depreciation and amortization	—	728	1,402

Segment EBITDA	$6,018	$9,329	$12,854

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

(b)
For fiscal 2002, loss on termination of sales-type leases represents the non-cash loss of $18.7 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponder recorded on our books as satellites upon the termination. (See Note 4 "Operating Leases and Net Investment In Sales-type Leases").

(c)
For fiscal 2004, amount represents certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R recorded during the third quarter of 2004.

(d)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. (See Note 6 "Satellite Technology").

(e)
For fiscal 2002, gain on satellite insurance claims represents the gain recorded during the three months ended March 31, 2002 related to the PAS-7 insurance claim. This gain reflects insurance proceeds of $215.0 million less the write-off of approximately $175.0 million of net assets related to the PAS-7 satellite. For fiscal 2004, gain on satellite insurance claims represents the gain recorded for the Galaxy 10R insurance proceeds. (See Note 6 "Satellite Technology").

(f)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 13 "Facilities Restructuring and Severance Costs").

(g)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. In addition, in 2002, additional reserves for sales-type leases were recorded based on the credit evaluation of certain customers. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period.

(h)
For fiscal 2003 and 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. (See Note 3 "PanAmSat Merger, Subsequent Sale and Related Transactions"). The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(i)
For fiscal 2002 and 2003, we reserved for investments that are accounted for using the cost method to reflect our assessment of their current market value.

(j)
For fiscal 2004, amounts represent the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and $2.2 million relating to the proxy solicitation and other costs.

(k)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. (See Note 13 "Facilities Restructuring and Severance Costs").

(l)
For fiscal 2002, other items consist of (i) $2.2 million of loss on disposal of assets and (ii) $1.7 million of transaction costs related to acquisitions not consummated. For fiscal 2003, other items consist of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consist of (i) $2.6 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.2 million loss on disposal of assets and (iv) $0.3 million of transaction costs related to acquisitions not consummated and (v) $0.1 million loss from an investment accounted for by the equity method partially offset by (x) $1.3 million of non-cash reserve adjustments.

16.   Quarterly Financial Information—Unaudited

        Our summary financial information on a quarterly basis in 2003 and 2004 follows (in thousands):

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$205,430	$206,825	$207,095	$207,720
Income (loss) from operations	(28,923)	44,517	(86,224)	90,605
Net income (loss)	(31,929)	10,666	(76,655)	22,429
	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$199,756	$203,593	$210,080	$217,582
Income from operations	76,275	74,451	66,449	60,999
Net income	30,858	30,298	20,996	17,380

17.   Subsequent Events

  Holdco Initial Public Offering

        Holdco is undertaking an initial public offering, or IPO, of its common stock to repay a portion of our Term Loan A Facility and 9% Senior Notes due 2014 and to pay a dividend to its existing stockholders. Holdco's Board of Directors has adopted a dividend policy, effective upon the closing of such offering, which reflects an intention to distribute a portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and principal payments on its indebtedness and capital expenditures as regular quarterly dividends to its stockholders. Holdco's primary source of liquidity will be cash flow generated from our operations. Holdco's ability to make payments on its debt and pay dividends on its common stock is dependent on the earnings and the distribution of funds from us. In connection with and contingent upon such IPO, our senior secured credit facilities will be amended to, among other things:

  •
  Increase the amount of permitted dividends;

  •
  Eliminate the requirement that we repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  Lower the maximum required total leverage ratio covenant;

  •
  Lower the applicable margins for the Term Loan B Facility;

  •
  Permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 11, "—Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates"); and

  •
  Conform the change of control definition to the change of control definition in the indenture governing our senior notes.

  Letters of Credit

        On February 12, 2005, we issued $6.9 million of additional letters of credit in relation to our India tax withholding issues.

  Galaxy 18

        In February 2005, we signed a contract for the construction of Galaxy 18, which is expected to commence early in 2005. This contract brings the aggregate remaining capital expenditures on satellites under construction to approximately $200 million.

  Interest Rate Hedge Agreement

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this hedge agreement, we exchanged our floating-rate obligation on $1.25 billion of our Term Loan B facility for a fixed-rate obligation. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate hedge agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties.

18.   Condensed Consolidating Financial Information

        Our 8 1/2% senior notes due 2012 and our 9% senior notes due 2014 are unconditionally guaranteed by certain of our domestic subsidiaries. The following disclosures reflect our Condensed Consolidating Financial Information for the periods presented.

  8 1/2% Senior Notes due 2012

        Obligations under our 8 1/2% Senior Notes due 2012 are unconditionally guaranteed on a joint and several basis by certain of our existing domestic subsidiaries. Prior to 2004, all subsidiary guarantors, individually and in the aggregate, represented less than 1% of our consolidated total assets, total liabilities, revenues, stockholders' equity, income from continuing operations before income taxes and cash flows from operating activities, and such subsidiaries had no independent assets or operations (determined in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(h)). All subsidiary guarantors and all of our subsidiaries, other than the subsidiary guarantors, were minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, condensed consolidating financial information for us and our subsidiaries prior to 2004 is not presented within these notes to our consolidated financial statements in relation to our 8 1/2% Senior Notes due 2012.

        In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly owned subsidiary, G2. As a result, we are now required to present consolidating financial information for our company and our subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(f). In the first quarter of 2004, we determined that our non-guarantor subsidiaries, which at that time only included our foreign subsidiaries which do not guarantee the Senior Notes, were no longer minor (as defined in the SEC's Regulation S-X, Rule 3-10 (h)). Our satellite operating companies, which were formed during 2004, are also considered non-guarantor subsidiaries under our 81/2% Senior Notes due 2012, as all subsequently formed domestic subsidiaries are not considered guarantors under these notes. Therefore, these non-guarantor subsidiaries are included within the following condensed consolidating financial statements for our 8 1/2% Senior Notes due 2012.

        The following condensed consolidating financial information presents the results of operations and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our newly formed satellite operating companies) and the eliminations necessary to arrive at the information for our Company on a consolidated basis as of and for the year ended December 31, 2004. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Operating leases, satellite services and other	$756,073	$90,836	$715,627	$(751,412)	$811,124
Outright sales and sales-type leases	15,946	—	—	—	15,946

Total revenues	772,019	90,836	715,627	(751,412)	827,070

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Depreciation and amortization	38,197	1,866	254,759	—	294,822
Direct operating costs (exclusive of depreciation and amortization)	672,472	71,941	164,353	(751,412)	157,354
Selling, general and administrative expenses	9,015	6,827	95,787	—	111,629
Satellite impairment loss	—	—	99,946	—	99,946
Facilities restructuring and severance costs	6,089	103	—	—	6,192
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Transaction-related costs	155,131	—	—	—	155,131

Total operating costs and expenses	862,925	80,737	614,845	(751,412)	807,095

INCOME (LOSS) FROM OPERATIONS	(90,906)	10,099	100,782	—	19,975
INTEREST EXPENSE—Net	158,849	(255)	28,160	—	186,754

INCOME (LOSS) BEFORE INCOME TAXES	(249,755)	10,354	72,622	—	(166,779)
INCOME TAX EXPENSE (BENEFIT)	(140,828)	4,117	45,421	—	(91,290)

NET INCOME (LOSS)	$(108,927)	$6,237	$27,201	$—	$(75,489)

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable—net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other (principally prepaid insurance)	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	533,141	3,836	1,418,687	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	7,911	2,081,700	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentives	13,148	—	—	—	13,148
Accrued interest payable	45,589	—	28,168	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	18,479	30,061	(28,168)	157,946

LONG-TERM DEBT	3,603,900	—	840,000	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	542	274,577	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	28,374	1,144,638	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	10,070	1,805,044	(1,815,112)	129,819
Retained earnings	(13,400)	18,702	564,834	—	570,136
Accumulated other comprehensive loss	1,222	—	—	—	1,222
Other stockholders' equity	—	(3,418)	—	—	(3,418)

Total stockholders' equity	117,639	25,354	2,369,878	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,927)	$6,237	$27,201	$—	$(75,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,197	1,866	254,759	—	294,822
Deferred income taxes	(142,918)	—	44,960	—	(97,958)
Amortization of debt issuance costs and other deferred charges	14,079	—	—	—	14,079
Provision for uncollectible receivables	31,226	—	—	—	31,226
Loss on early extinguishment of debt	25,751	—	—	—	25,751
Satellite impairment loss	—	—	99,946	—	99,946
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Effect of Galaxy 10R XIPS anomaly	9,090	—	—	—	9,090
Reversal of sales-type lease liabilities	(3,727)	—	—	—	(3,727)
Other non-cash items	(4,065)	15	1,483	—	(2,567)
Gain on disposal of fixed assets	(1,332)	—	—	—	(1,332)
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Facilities restructuring and severance costs	6,093	—	—	—	6,093
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	25,770	—	—	—	25,770
Operating leases and other receivables	(28,205)	3,336	(2,539)	28,168	760
Prepaid expenses and other assets	(835,640)	(4,639)	171	840,000	(108)
Due from affiliates	10,993	(292)	(3,000)	(7,701)	—
Accounts payable and accrued liabilities	(16,945)	1,046	28,589	(28,168)	(15,478)
Due to affiliates	444,228	(7,701)	(444,228)	7,701	—
Deferred gains and revenues	3,807	375	—	—	4,182

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(552,728)	243	7,342	840,000	294,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178,663)	(50)	(1,557,956)	1,557,956	(178,713)
Net sales (purchases) of short-term investments	374,097	—	—	—	374,097
Insurance proceeds from satellite recoveries	362,230	—	—	—	362,230
Proceeds from sale of teleport	14,370	—	—	—	14,370
Proceeds from satellite manufacturer	1,264	—	—	—	1,264
Investments in affiliates	(717,956)	—	—	717,956	—
Sale of fixed assets	1,557,956	—	—	(1,557,956)	—
Acquisitions, net of cash acquired	—	(535)	(14)	—	(549)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,413,298	(585)	(1,557,970)	717,956	572,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	3,512,615	—	840,000	(840,000)	3,512,615
Repayments of long-term debt	(1,604,615)	—	—	—	(1,604,615)
Capitalized transaction and debt issuance costs	(151,114)	—	—	—	(151,114)
New incentive obligations	20,824	—	—	—	20,824
Repayments of incentive obligations	(12,645)	—	—	—	(12,645)
Repurchase of common stock	(2,783,799)	—	—	—	(2,783,799)
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,566	—	717,956	(717,956)	3,566

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,005,968)	—	1,557,956	(1,557,956)	(1,005,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	932	—	—	—	932

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,466)	(342)	7,328	—	(137,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,897	$—	$8,710	$—	$38,607

9% Senior Notes Due 2014

        Our 9% senior notes due 2014 are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. In the third and fourth quarters of 2004, we formed new domestic subsidiaries, which own our satellites. These subsidiaries are guarantors of our 9% senior notes due 2014. As a result, we are now required to present condensed consolidating financial information for our company and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(f). Prior to 2004, all subsidiaries of the Company, other than the subsidiary guarantors, were minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, financial information for these other non-guarantor subsidiaries is not separately presented for periods prior to 2004.

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries (including our newly formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Operating leases, satellite services and other	$792,691	$773,934	$(773,934)	$792,691
Outright sales and sales-type leases	19,599	—	—	19,599

Total revenues	812,290	773,934	(773,934)	812,290

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	46,986	288,731	—	335,717
Direct operating costs (exclusive of depreciation and amortization)	775,720	124,601	(773,934)	126,387
Selling, general and administrative expenses	2,413	99,570	—	101,983
Facilities restructuring and severance costs	13,708	—	—	13,708
Gain on insurance claims	(14,609)	(25,454)	—	(40,063)
Loss on termination of sales-type leases	18,690	—	—	18,690

Total operating costs and expenses	842,908	487,448	(773,934)	556,422

INCOME (LOSS) FROM OPERATIONS	(30,618)	286,486	—	255,868
INTEREST EXPENSE—Net	142,470	—	—	142,470

INCOME (LOSS) BEFORE INCOME TAXES	(173,088)	286,486	—	113,398
INCOME TAX EXPENSE (BENEFIT)	(43,272)	71,622	—	28,350

NET INCOME (LOSS)	$(129,816)	$214,864	—	$85,048

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Operating leases, satellite services and other	$814,006	$752,947	$(752,947)	$814,006
Outright sales and sales-type leases	17,005	—	—	17,005

Total revenues	831,011	752,947	(752,947)	831,011

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	47,361	265,472	—	312,833
Direct operating costs (exclusive of depreciation and amortization)	760,752	141,891	(752,947)	149,696
Selling, general and administrative expenses	6,457	79,624	—	86,081
Facilities restructuring and severance costs	4,227	—	—	4,227

Total operating costs and expenses	818,797	486,987	(752,947)	552,837

INCOME FROM OPERATIONS	12,214	265,960	—	278,174
INTEREST EXPENSE—Net	143,632	—	—	143,632

INCOME (LOSS) BEFORE INCOME TAXES	(131,418)	265,960	—	134,542
INCOME TAX EXPENSE (BENEFIT)	(34,197)	69,207	—	35,010

NET INCOME (LOSS)	$(97,221)	$196,753	$—	$99,532

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
REVENUES:
Operating leases, satellite services and other	$756,073	$785,256	$21,207	$(751,412)	$811,124
Outright sales and sales-type leases	15,946	—	—	—	15,946

Total revenues	772,019	785,256	21,207	(751,412)	827,070

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Depreciation and amortization	38,197	256,277	348	—	294,822
Direct operating costs (exclusive of depreciation and amortization)	672,472	233,706	2,588	(751,412)	157,354
Selling, general and administrative expenses	9,015	95,256	7,358	—	111,629
Satellite impairment loss	—	99,946	—	—	99,946
Facilities restructuring and severance costs	6,089	103	—	—	6,192
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Transaction-related costs	155,131	—	—	—	155,131

Total operating costs and expenses	862,925	685,288	10,294	(751,412)	807,095

INCOME (LOSS) FROM OPERATIONS	(90,906)	99,968	10,913	—	19,975
INTEREST EXPENSE—Net	158,849	27,913	(8)	—	186,754

INCOME (LOSS) BEFORE INCOME TAXES	(249,755)	72,055	10,921	—	(166,779)
INCOME TAX EXPENSE (BENEFIT)	(140,828)	49,076	462	—	(91,290)

NET INCOME (LOSS)	$(108,927)	$22,979	$10,459	$—	$(75,489)

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2003

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,087	$—	$—	$176,087
Short-term investments	374,097	—	—	374,097
Accounts receivable, net	77,006	—	—	77,006
Net investment in sales-type leases	23,068	—	—	23,068
Prepaid expenses and other current assets	20,428	—	—	20,428
Deferred income taxes	7,688	—	—	7,688
Insurance claim receivable	260,000	—	—	260,000

TOTAL CURRENT ASSETS	938,374	—	—	938,374

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	519,445	1,787,260	—	2,306,705
NET INVESTMENT IN SALES-TYPE LEASES	116,653	—	—	116,653
GOODWILL	2,243,611	—	—	2,243,611
DEFERRED CHARGES AND OTHER ASSETS—Net	129,534	—	—	129,534
INVESTMENT IN AFFILIATES	2,660,958	—	(2,660,958)	—
DUE FROM AFFILIATES	—	1,629,513	(1,629,513)	—

TOTAL ASSETS	$6,608,575	$3,416,773	$(4,290,471)	$5,734,877

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$71,794	$—	—	$71,794
Current portion of long-term debt	3,500	—	—	3,500
Current portion of satellite incentives	12,654	—	—	12,654
Accrued interest payable	45,462	—	—	45,462
Deferred gains and revenues	22,436	—	—	22,436

TOTAL CURRENT LIABILITIES	155,846	—	—	155,846

LONG-TERM DEBT	1,696,500	—	—	1,696,500
DEFERRED INCOME TAXES	430,512	—	—	430,512
DEFERRED CREDITS AND OTHER	43,969	229,292	—	273,261
DUE TO AFFILIATES	1,629,513	—	(1,629,513)	—

TOTAL LIABILITIES	3,956,340	229,292	(1,629,513)	2,556,119

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	—	—	—	—
Additional paid-in-capital	2,542,834	2,660,958	(2,660,958)	2,542,834
Retained earnings	119,102	526,523	—	645,625
Accumulated other comprehensive loss	(1,567)	—	—	(1,567)
Other stockholders' equity	(8,134)	—	—	(8,134)

Total stockholders' equity	2,652,235	3,187,481	(2,660,958)	3,178,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,608,575	$3,416,773	$(4,290,471)	$5,734,877

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
		(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable—net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other (principally prepaid insurance)	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	533,141	1,421,834	689	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	2,081,653	7,958	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentives	13,148	—	—	—	13,148
Accrued interest payable	45,589	28,168	—	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	46,647	1,893	(28,168)	157,946

LONG-TERM DEBT	3,603,900	840,000	—	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	274,794	325	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	1,170,794	2,218	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	1,816,126	(1,012)	(1,815,112)	129,819
Retained earnings	(13,400)	561,966	21,570	—	570,136
Accumulated other comprehensive loss	1,222	—	—	—	1,222
Other stockholders' equity	—	(3,418)	—	—	(3,418)

Total stockholders' equity	117,639	2,374,674	20,558	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(129,816)	$214,864	$—	$85,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,986	288,731	—	335,717
Deferred income taxes	(33,515)	71,622	—	38,107
Amortization of debt issuance costs and other deferred charges	12,474	—	—	12,474
Provision for uncollectible receivables	12,616	—	—	12,616
Loss on early extinguishment of debt	3,309	—	—	3,309
Gain on insurance claims	(14,609)	(25,454)	—	(40,063)
Loss on termination of sales-type leases	18,690	—	—	18,690
Facilities restructuring and severance costs	13,708	—	—	13,708
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,523	—	—	22,523
Operating leases and other receivables	(3,840)	—	—	(3,840)
Prepaid expenses and other assets	(10,888)	—	—	(10,888)
Accounts payable and accrued liabilities	27,123	—	—	27,123
Due to affiliates	575,217	(575,217)	—	—
Deferred gains and revenues	4,723	—	—	4,723

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	544,701	(25,454)	—	519,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(294,313)	(283,819)	283,819	(294,313)
Net sales/(purchases) of short-term investment	(378,416)	—	—	(378,416)
Insurance proceeds from satellite recoveries	—	215,000	—	215,000
Investments in affiliates	(94,273)	—	94,273	—
Sale of fixed assets	283,819	—	(283,819)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(483,183)	(68,819)	94,273	(457,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new long-term debt	1,800,000	—	—	1,800,000
Repayments of long-term debt	(1,771,542)	—	—	(1,771,542)
Debt issuance costs	(41,355)	—	—	(41,355)
New incentive obligations	22,706	—	—	22,706
Repayments of incentive obligations	(10,717)	—	—	(10,717)
Other equity related transactions	2,328	94,273	(94,273)	2,328

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,420	94,273	(94,273)	1,420

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(839)	—	—	(839)

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,099	—	—	62,099
CASH AND CASH EQUIVALENTS, beginning of period	426,266	—	—	426,266

CASH AND CASH EQUIVALENTS, end of period	$488,365	$—	$—	$488,365

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(97,222)	$196,754	$—	$99,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,361	265,472	—	312,833
Deferred income taxes	(54,485)	69,207	—	14,722
Amortization of debt issuance costs and other deferred charges	9,731	—	—	9,731
Provision for uncollectible receivables	(1,632)	—	—	(1,632)
Loss on early extinguishment of debt	10,663	—	—	10,663
Other non-cash items	2,756	—	—	2,756
Facilities restructuring and severance costs	4,227	—	—	4,227
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,858	—	—	22,858
Operating leases and other receivables	(19,949)	—	—	(19,949)
Prepaid expenses and other assets	21,946	—	—	21,946
Accounts payable and accrued liabilities	(11,465)	—	—	(11,465)
Due to affiliates	531,433	(531,433)	—	—
Deferred gains and revenues	7,159	—	—	7,159

NET CASH PROVIDED BY OPERATING ACTIVITIES	473,381	—	—	473,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,082)	(120,586)	120,586	(104,082)
Net sales/(purchases) of short-term investment	21,318	—	—	21,318
Insurance proceeds from satellite recoveries	27,699	74,950	—	102,649
Investments in affiliates	(45,636)	—	45,636	—
Proceeds from satellite manufacturer	69,500	—	—	69,500
Sale of fixed assets	120,586	—	(120,586)	—
Acquisitions, net of cash acquired	(20,151)	—	—	(20,151)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	69,234	(45,636)	45,636	69,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(850,000)	—	—	(850,000)
Debt issuance costs	(1,456)	—	—	(1,456)
New incentive obligations	5,642	—	—	5,642
Repayments of incentive obligations	(11,781)	—	—	(11,781)
Other equity related transactions	2,328	45,636	(45,636)	2,328

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(855,267)	45,636	(45,636)	(855,267)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	—	—	374

NET DECREASE IN CASH AND CASH EQUIVALENTS	(312,278)	—	—	(312,278)
CASH AND CASH EQUIVALENTS, beginning of period	488,365	—	—	488,365

CASH AND CASH EQUIVALENTS, end of period	$176,087	$—	$—	$176,087

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,927)	$22,979	$10,459	$—	$(75,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,197	256,277	348	—	294,822
Deferred income taxes	(142,918)	44,960	—	—	(97,958)
Amortization of debt issuance costs and other deferred charges	14,079	—	—	—	14,079
Provision for uncollectible receivables	31,226	—	—	—	31,226
Loss on early extinguishment of debt	25,751	—	—	—	25,751
Satellite impairment loss	—	99,946	—	—	99,946
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Effect of Galaxy 10R XIPS anomaly	9,090	—	—	—	9,090
Reversal of sales-type lease liabilities	(3,727)	—	—	—	(3,727)
Other non-cash items	(4,065)	15	1,483	—	(2,567)
Gain on disposal of fixed assets	(1,332)	—	—	—	(1,332)
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Facilities restructuring and severance costs	6,093	—	—	—	6,093
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	25,770	—	—	—	25,770
Operating leases and other receivables	(28,205)	3,336	(2,539)	28,168	760
Prepaid expenses and other assets	(835,640)	(4,639)	171	840,000	(108)
Due from affiliates	10,993	(292)	(3,000)	(7,701)	—
Accounts payable and accrued liabilities	(16,945)	29,215	420	(28,168)	(15,478)
Due to affiliates	444,228	(451,929)	—	7,701	—
Deferred gains and revenues	3,807	375	—	—	4,182

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(552,728)	243	7,342	840,000	294,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178,663)	(1,558,006)	—	1,557,956	(178,713)
Net sales (purchases) of short-term investments	374,097	—	—	—	374,097
Insurance proceeds from satellite recoveries	362,230	—	—	—	362,230
Proceeds from sale of teleport	14,370	—	—	—	14,370
Proceeds from satellite manufacturer	1,264	—	—	—	1,264
Investments in affiliates	(717,956)	—	—	717,956	—
Sale of fixed assets	1,557,956	—	—	(1,557,956)	—
Acquisitions, net of cash acquired	—	(535)	(14)	—	(549)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,413,298	(1,558,541)	(14)	717,956	572,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	3,512,615	840,000	—	(840,000)	3,512,615
Repayments of long-term debt	(1,604,615)	—	—	—	(1,604,615)
Capitalized transaction and debt issuance costs	(151,114)	—	—	—	(151,114)
New incentive obligations	20,824	—	—	—	20,824
Repayments of incentive obligations	(12,645)	—	—	—	(12,645)
Repurchase of common stock	(2,783,799)	—	—	—	(2,783,799)
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,566	717,956	—	(717,956)	3,566

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,005,968)	1,557,956	—	(1,557,956)	(1,005,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	932	—	—	—	932

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,466)	(342)	7,328	—	(137,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,897	$—	$8,710	$—	$38,607

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of December 31, 2004 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        We and Holdco have the same executive officers and directors. All executive officer and director compensation comes from us, other than stock options and other forms of equity compensation, which come from Holdco. Our executive officers, directors and director nominees and their ages as of December 31, 2004, are as follows:

Name	Age	Position
Joseph R. Wright, Jr.	66	Chief Executive Officer And Director
James B. Frownfelter	41	President and Chief Operating Officer
Michael Antonovich	46	Executive Vice President, Global Sales and Marketing
James W. Cuminale	51	Executive Vice President Corporate Development, General Counsel and Secretary
Thomas E. Eaton, Jr.	49	Executive Vice President and President, G2 Satellite Solutions
Michael J. Inglese	43	Executive Vice President and Chief Financial Officer
Joseph Y. Bae	33	Director
Michael J. Connelly	53	Director
Michael J. Dominguez	35	Director
George M.C. Fisher	64	Director
R.C. Johnstone, Jr.	58	Director
Alexander Navab	39	Director
Bruce E. Rosenblum	51	Director
Paul J. Salem	41	Director
James M. Hoak	60	Director Nominee
Karl von der Heyden	68	Director Nominee

        Joseph R. Wright, Jr. has been Chief Executive Officer of PanAmSat since August 2001 and is presently a director of PanAmSat and Holdco. Mr. Wright also held the office of President from August 2001 to December 2004. Prior to joining PanAmSat as Chief Executive Officer, Mr. Wright was Chairman of GRC International, which provides advanced IT, Internet and software technologies to government and commercial customers. From 1989 to 1994, Mr. Wright was Executive Vice President, Vice Chairman and Director of W.R. Grace & Co. In the 1980s, Mr. Wright served President Reagan in the U.S. government as Deputy Director and Director of the Federal Office of Management and Budget and as a member of the Cabinet and as Deputy Secretary of the Department of Commerce. Prior to his time in Washington D.C., Mr. Wright was President of two Citibank credit card subsidiaries and was a Partner of Booz Allen and Hamilton. Mr. Wright currently serves on the board of directors of Scientific Games Corporation and Terremark Worldwide. He is a member of the FCC's Network Reliability and Interoperability Counsel and Media Security and Reliability Counsel, and is on the National Security Telecommunications Advisory Committee. He has been a director since 1997.

        James B. Frownfelter has been President and Chief Operating Officer of PanAmSat since January 2005. Mr. Frownfelter previously served as Executive Vice President and Chief Operating Officer of PanAmSat, Executive Vice President and Chief Technology Officer of PanAmSat and Vice President and Senior Vice President of Space Systems. Prior to joining PanAmSat in 1998, Mr. Frownfelter was a senior manager at Philip A. Rubin & Associates, which provided consulting services to us. From 1991 to 1996, Mr. Frownfelter was the Director of Marketing at Fokker Aircraft U.S.A., Inc. Prior to that time, Mr. Frownfelter was an engineer for Hughes Aircraft Company.

        Michael Antonovich has been Executive Vice President, Global Sales and Marketing of PanAmSat since July 2004. Since joining PanAmSat in 1989, Mr. Antonovich has served in a wide range of sales leadership positions, including Senior Vice President of sales in the North American and Asia-Pacific regions. He most recently served as Senior Vice President, Global Sales. Previously, Mr. Antonovich worked in a variety of broadcast and satellite engineering and operations positions at Group W Satellite Communications and the ESPN sports network.

        James W. Cuminale has been Executive Vice President Corporate Development, General Counsel and Secretary of PanAmSat since April 1999. From May 1997 to April 1999, Mr. Cuminale was Senior Vice President, General Counsel and Secretary of PanAmSat. From January 1996 to May 1997, Mr. Cuminale was Senior Vice President and General Counsel of PanAmSat International, and from March 1995 to December 1995, he was General Counsel of PanAmSat International. From 1983 to 1995, Mr. Cuminale was a partner in the law firm of Ivey, Barnum & O'Mara.

        Thomas E. Eaton, Jr. has been Executive Vice President and President, G2 Satellite Solutions since August 2003. Mr. Eaton previously served as Executive Vice President, Global Sales and Marketing of PanAmSat since October 2001, initially joining PanAmSat as Executive Vice President, Global Sales in November 2000. From 1996 to 2000, Mr. Eaton was the Senior Vice President of Intelsat's Global Sales and Customer Support, heading the sales and support of all of Intelsat's services worldwide. From 1992 to 1996, Mr. Eaton was the Vice President, Sales and Marketing for Integrated Network Services, Inc., a start-up company he helped form. Mr. Eaton was Director of Marketing for Sprint Communication Corp.'s video services division from 1989 to 1992 and held various management positions with Nortel Networks from 1984 to 1989.

        Michael J. Inglese has been Executive Vice President and Chief Financial Officer of PanAmSat since January 2002. From June 2000 to January 2002, Mr. Inglese served as Senior Vice President of Finance and Chief Financial Officer of PanAmSat and from May 1998 to June 2000 he served as Vice President of Finance. Prior to joining us in May 1998, Mr. Inglese was Chief Financial Officer for DIRECTV Japan, Inc., where he was responsible for the financial management and control of the broadcasting and customer service center operations. Prior to 1997, Mr. Inglese was a senior manager of corporate development at Hughes Electronics.

        Joseph Y. Bae is a Director at KKR. Prior to joining KKR in 1996, Mr. Bae was with Goldman Sachs & Co. in its Principal Investment Area where he was involved in a wide range of merchant banking transactions. Mr. Bae is also a director of Primedia Inc. and Visant Holding Corp. He has been a director since 2004.

        Michael J. Connelly is a managing director of Carlyle, focused on U.S. buyout transactions in the telecommunications and media sectors. Prior to joining Carlyle, Mr. Connelly was a managing director at Credit Suisse First Boston and, since 1992, a managing director at Donaldson, Lufkin & Jenrette in the media and telecommunications group. Before DLJ, he was in the mergers and acquisitions group at The First Boston Corporation. Mr. Connelly is also a director of Loews Cineplex Entertainment Corporation. He has been a director since 2004.

        Michael J. Dominguez is a Principal of Providence. He has been involved in many of Providence's investment activities in magazine and book publishers, cable television, newspaper publishers, local exchange carriers and other areas. Prior to joining Providence, Mr. Dominguez worked for Salomon Smith Barney in corporate finance, where he focused on the communications industry. He has been a director since 2004.

        George M. C. Fisher is a senior advisor to KKR. He served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was CEO from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. He is currently a director of Eli Lilly and Company and General Motors Corporation and a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He is a member of The Business Council as well as an elected fellow of the American Academy of Arts & Sciences and of the International Academy of Astronautics. Mr. Fisher was also an appointed member of the President's Advisory Council for Trade Policy and Negotiations from 1993 through 2002. He has been a director since 2004.

        R.C. Johnstone, Jr. is a senior advisor to KKR. Prior to his retirement in 1998, Mr. Johnstone was a director of Bechtel Group Inc. and was President of several Bechtel companies including space and defense, nuclear fuel cycle, environmental, telecommunications, industrial and domestic infra-structure. Mr. Johnstone is currently a private investor and a member of the board of directors of NuVox, Inc. and Accel-KKR and an advisory director of Divco West Properties. He has been a director since 2004.

        Alexander Navab is a Member of KKR. He joined KKR in 1993 and oversees KKR's North American efforts in media and telecommunications. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory assignments. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of Visant Holding Corp. He has been a director since 2004.

        Bruce E. Rosenblum is a managing director of Carlyle, focused on U.S. buyout transactions in the telecommunications and media industries. Prior to joining Carlyle, Mr. Rosenblum was a partner and executive committee member at the law firm of Latham & Watkins LLP, where he practiced for 18 years, specializing in mergers and acquisitions and corporate finance. Mr. Rosenblum is on the board of directors of Dex Media, Inc., The Relizon Company and Rexnord Corporation. He has been a director since 2004.

        Paul J. Salem is a Senior Managing Director and Co-Founder of Providence. Prior to Providence, Mr. Salem worked for Morgan Stanley & Co. Incorporated in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and establishing Prudential's European Investment office. He has been a director since 2004.

        James M. Hoak is Chairman of Hoak Media, LLC (a television broadcaster) and Chairman and a Principal of Hoak Capital Corporation (a private equity investment company). Mr. Hoak is a former Chairman of HBW Holdings, Inc. (an investment bank), which position he held from July 1996 to November 1999. He served as Chairman of Heritage Media Corporation, a broadcasting and marketing services firm, from its inception in August 1987 to its sale in August 1997. Mr. Hoak was Chief Executive Officer of Crown Media, Inc., a cable television company, from February 1991 to January 1995. Mr. Hoak is a member of the board of directors of Pier 1 Imports, Inc., Texas Industries, Inc., Da-Lite Screen Company and Grande Communications, Inc. From May 1997 to August 2004, Mr. Hoak was a director of PanAmSat Corporation.

        Karl von der Heyden, who is currently retired, was the Vice Chairman of the Board of Directors of PepsiCo from September 1996 until February 2001 and its vice chairman and chief financial officer from September 1996 to February 1998. Between December 1993 and August 1994 he was president and chief executive officer of Metallgesellschaft Corp. In May 1993 he retired as co-chairman and chief executive officer of RJR Nabisco Inc. He is a director of Federated Department Stores, Inc. and Aramark Corporation.

Board of Directors

  Composition of the Board of Directors

        Our board of directors currently consists of nine directors. We will add our two independent director nominees to our board of directors effective upon the consummation of Holdco's initial public offering and a third independent member within one year thereafter.

  Committees of the Board of Directors

        Audit Committee.    Our audit committee currently consists of R.C. Johnstone, Jr., Joseph Y. Bae, Michael J. Dominguez and Bruce E. Rosenblum. We plan to nominate our two independent director nominees to our audit committee effective upon consummation of Holdco's initial public offering and add a third new independent member within one year thereafter to replace existing members so that all of our audit committee members will be independent as such term is defined in Rule 10A-3(b)(i) under the Exchange Act and under the NYSE Rule 303(A).

        In addition, one of them will be determined to be an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K.

        Our audit committee will be responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors' report describing the auditing firms' internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) discussing earnings press release, as well as financial information and earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and managements' response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time and (12) reporting regularly to the full board of directors.

        Compensation Committee.    Our current compensation committee consists of Alexander Navab, Joseph Y. Bae, Michael J. Connelly and Michael J. Dominguez. Our compensation committee is responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with the chief executive officer on the selection of officers and evaluation of executive performance and other related matters, (5) administration of stock plans and other incentive compensation plans and (6) such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

        Executive Committee.    Our current executive committee consists of George M.C. Fisher, Alexander Navab, Bruce E. Rosenblum, Paul J. Salem and Joseph R. Wright, Jr. Our executive committee has authority to handle any matters that the board of directors delegates to the committee from time to time.

        Compensation Committee Interlocks and Insider Participation.    The compensation levels of our executive officers are currently determined by our board of directors. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of our compensation committee.

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

Item 11.    Executive Compensation

Executive Compensation

        It is expected that the executive officers of Holdco will be compensated by PanAmSat in connection with their services to PanAmSat and no additional compensation will be paid to such executive officers by PanAmSat or Holdco in connection with services rendered for Holdco. Generally, cash compensation of our directors, executive officers and other employees are provided by us and equity based compensation is provided by Holdco. The following table provides certain summary information concerning compensation earned by our Chief Executive Officer and other executive officers (the "Named Executive Officers") for services rendered in such capacities to PanAmSat during each of the last three fiscal years:

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)(2)	LTIP Payout ($)	All Other Compensation ($)
Joseph R. Wright, Jr.	2004	685,000	753,500	74,692	(3)	—	—	470,000	2,838,903	(4)
Chief Executive Officer	2003	645,000	762,000	85,150		346,000	—	—	806,532
	2002	625,000	770,000	78,827		—	287,688	—	55,000
James B. Frownfelter	2004	448,000	492,800	17,360	(5)	—	—	399,500	1,561,620	(6)
President and Chief	2003	425,000	391,000	725,907		294,100		—	30,764
Operating Officer	2002	415,000	332,000	200,075		—	172,612	—	24,332
James W. Cuminale	2004	338,000	241,700	34,625	(7)	—	—	305,500	1,222,840	(8)
Executive Vice President	2003	338,000	220,000	17,202		224,900	—	—	24,421
Corporate Development,	2002	338,000	270,000	252,085		—	172,612	—	19,780
General Counsel and Secretary
Thomas E. Eaton, Jr.	2004	312,000	202,800	33,020	(9)	—	—	305,500	20,160	(10)
Executive Vice President and	2003	312,000	180,000	36,909		224,900	—	—	22,440
President, G2 Satellite Solutions	2002	312,000	249,000	241,506		—	172,612	—	6,800
Michael J. Inglese	2004	321,000	229,500	31,025	(11)	—	—	305,500	1,023,080	(12)
Executive Vice President and	2003	312,000	244,000	40,933		224,900	—	—	22,044
Chief Financial Officer	2002	290,000	232,000	159,030		—	172,612	—	16,258

(1)
Bonuses for 2004 were paid on March 4, 2005.

(2)
In connection with the Recapitalization, on August 20, 2004 our board of directors effected an approximately 4.37 for 1 stock split of our common stock and on March 1, 2005, Holdco effected a 1 for approximately 1.52 reverse stock split of its common stock.

(3)
This amount includes a transportation allowance of $28,292 and $43,910 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(4)
This amount includes a cash payment of $750,000 made in January 2005 in connection with Mr. Wright's prior employment agreement and a $2,000,000 transaction bonus paid in connection with the Recapitalization. In addition, this amount represents a contribution to the Supplemental Savings Plan of $80,703 and a contribution to the PanAmSat Retirement Savings Plan (the "401(k) Plan") of $8,200.

(5)
This amount includes a transportation allowance of $12,000 and $3,415 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(6)
This amount includes a $1,500,000 transaction bonus paid in connection with the Recapitalization. In addition, this amount represents a contribution to the Supplemental Savings Plan of $53,420 and a contribution to the 401(k) Plan of $8,200.

(7)
This amount includes a transportation allowance of $15,600 and $17,080 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(8)
This amount includes a $1,200,000 transaction bonus paid in connection with the Recapitalization. In addition, this amount represents a contribution to the Supplemental Savings Plan of $14,640 and a contribution to the 401(k) Plan of $8,200.

(9)
This amount includes a transportation allowance of $12,000 and $17,080 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(10)
This amount represents a contribution to the Supplemental Savings Plan of $11,960 and a contribution to the 401(k) Plan of $8,200.

(11)
This amount includes a transportation allowance of $12,000 and $18,870 for financial planning services, which amounts include payments for income tax obligations with respect to such benefits.

(12)
This amount includes a $1,000,000 transaction bonus paid in connection with the Recapitalization. In addition, this amount represents a contribution to the Supplemental Savings Plan of $14,880 and a contribution to the 401(k) Plan of $8,200.

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Rates of Stock Price Appreciation For Option Term
Name			Exercise or Base Price
				Expiration Date	5%	10%
Joseph R. Wright, Jr.	1,624,880	43.67%	$4.21	August 20, 2014	$4,298,632	$10,893,577
James B. Frownfelter	859,000	23.08%	$4.21	August 20, 2014	$2,272,494	$5,758,946
James W. Cuminale	552,330	14.84%	$4.21	August 20, 2014	$1,461,194	$3,702,952
Thomas E. Eaton, Jr.	—	0.00%	$—	—	$—	$—
Michael J. Inglese	305,569	8.21%	$4.21	August 20, 2014	$808,385	$2,048,607

Long-Term Incentive Plan Awards

        No restricted stock awards were granted to the Named Executive Officers during the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options/SARs at FY End		Value of Unexercised In-the-money Options/SARs(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph R. Wright, Jr.	—	—	287,688	1,624,880	$4,191,008	$22,412,614
James B. Frownfelter	129,492	$74,550	129,460	859,000	$1,859,740	$11,848,528
James W. Cuminale	—	—	172,612	552,330	$2,514,604	$7,618,512
Thomas E. Eaton, Jr.	172,656	$135,000	—	—	$0	$0
Michael J. Inglese	—	—	172,612	305,569	$2,514,604	$4,214,835

(1)
Value of unexercised options is based on the exercise price of the options and the $18 per share offering price of Holdco's initial public offering.

Director Compensation

        During 2004, on election to the board of directors, for services rendered as a member of the board of directors of PanAmSat, each non-employee director was awarded options to purchase 65,849 shares of our common stock (subsequently converted to options for Holdco's common stock) and received an annual fee of $50,000, pro rated. In addition, the Chairman of the board of directors received an additional annual fee of $100,000, pro rated. We reimburse directors for reasonable travel expenses incurred in connection with their duties as our directors.

        In connection with his purchase of 65,849 shares of Holdco's common stock, Mr. Fisher received additional options to purchase 65,849 shares of Holdco's common stock.

        Following the completion of the Holdco initial public offering, the members of our board of directors shall be compensated as follows: Each non-employee director will receive an annual fee of $35,000 in cash and $35,000 in grants of Holdco common stock. In addition, the board chairman will receive $100,000, the audit committee chairman will receive $20,000, the compensation committee chairman will receive $10,000, audit committee members (other than the chairman) will receive $7,500 and compensation committee members (other than the chairman) will receive $5,000, each annually and in cash. Such compensation includes compensation for service on both our and Holdco's board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment agreement with Joseph R. Wright

        On August 20, 2004, we entered into an employment agreement with Joseph R. Wright, Jr. pursuant to which Mr. Wright agreed to continue to serve as President and Chief Executive Officer of PanAmSat. The agreement provides for a one-year term of employment that automatically renews annually unless either party gives notice, with an annual base salary of $685,000 (subject to increase at the discretion of the Board) and an annual target bonus amount equal to 100% of the annual base salary, based on the achievement of performance targets and/or other bonus criteria established by our board of directors. Mr. Wright is entitled to participate in our employee benefit and retirement plans.

        If Mr. Wright is terminated without "cause" or resigns for "good reason" (each as defined in his agreement), or if we do not renew his agreement at the end of any one-year term, he is entitled to receive a severance amount equal to two and one-half times the sum of his base salary plus the greater of the most recent bonus paid to him or the bonus target in effect at the time of termination. In addition, we will pay the costs of Mr. Wright's (and his eligible dependents') participation in our health and insurance benefits until the earlier of 30 months following his termination and the date on which Mr. Wright secures alternate employment. In the event that any amount or distribution to Mr. Wright would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then we will pay Mr. Wright the amount necessary to fully reimburse him for such taxes.

        As a condition precedent to the receipt of any severance payment or benefits, Mr. Wright must execute a written waiver and release of claims against us. In addition, Mr. Wright has agreed that during the term of the agreement and for a period of 18 months after the termination of his employment, he will not compete with us or solicit any key employees to accept employment with any of our competitors.

Employment agreement with James B. Frownfelter

        On August 20, 2004, we entered into an employment agreement with James B. Frownfelter, pursuant to which Mr. Frownfelter agreed to continue to serve as Executive Vice President and Chief Operating Officer. The employment agreement provides for a one-year term of employment that automatically renews annually unless either party gives notice, with an annual base salary of $448,000 (subject to increase at the discretion of the Board) and an annual target bonus amount equal to 100% of the annual base salary, based on the achievement of performance targets and/or other bonus criteria established by the board of directors. Mr. Frownfelter is entitled to participate in our employee benefit and retirement plans.

        If Mr. Frownfelter is terminated without "cause" or resigns for "good reason" (each as defined in his agreement), or if we do not renew his agreement at the end of any one-year term, he is entitled to receive a severance amount equal to two times the sum of his base salary plus the greater of the most recent bonus paid to him or the bonus target in effect at the time of termination. In addition, we will pay the costs of Mr. Frownfelter's (and his eligible dependents') participation in our health and insurance benefits until the earlier of 24 months following his termination and the date on which Mr. Frownfelter secures alternate employment. In the event that any amount or distribution to Mr. Frownfelter would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then we will pay Mr. Frownfelter the amount necessary to fully reimburse him for such taxes.

        As a condition precedent to the receipt of any severance payment or benefits, Mr. Frownfelter must execute a written waiver and release of claims against us. In addition, Mr. Frownfelter has agreed that during the term of the agreement and for a period of 18 months after the termination of his employment, he will not compete with us or solicit any key employees to accept employment with any of our competitors.

Severance Pay Plan

        Our Severance Pay Plan (as amended and currently in effect, the "Severance Pay Plan") provides severance pay to eligible employees upon certain separations of employment. Each of our regular full-time employees is a participant in the Severance Pay Plan. An employee terminated for any reason other than for cause (as defined in the Severance Pay Plan) who signs and delivers to us a release of all claims which the employee may have by reason of employment with us or the termination thereof shall be eligible to receive severance benefits pursuant to the Severance Pay Plan. Severance benefits are calculated based upon the employee's level of compensation and the number of years with us, with a minimum of 12 weeks salary and a maximum of 52 weeks salary for executive employees, a minimum of 6 weeks salary and a maximum of 40 weeks salary for exempt employees, and a minimum of four weeks salary and a maximum of 29 weeks salary for non-exempt employees. The terminated employee is also entitled to participate in our group health, dental and life insurance plans for the number of weeks calculated above. In the event that due to and within two years after a change in control (as defined in the Severance Pay Plan), an employee either resigns for good reason (as defined in the Severance Pay Plan) or is terminated pursuant to a layoff (as determined by our Chief Executive Officer in his sole discretion), then severance benefits shall instead be calculated based upon the employee's level of compensation, with a minimum for all eligible employees of 26 weeks salary and a maximum of 52 weeks salary, and the employee is entitled to participate in our group health, dental and life insurance plans for three months after such resignation or layoff. The severance benefit is paid as soon as practicable after execution and effectiveness of a signed waiver and release by the employee, at our option, either (i) in a lump sum, or (ii) in accordance with our payroll practices, in each case, less applicable deductions and withholdings. The consummation of the Recapitalization constituted such a change in control.

        Under the terms of the Severance Pay Plan, the Chief Executive Officer or his designee has the power to determine all ambiguities arising under the Severance Pay Plan, and any decision regarding any matter within the discretion of the Chief Executive Officer and made by him in good faith is binding on all persons. We have reserved the right through our board of directors to amend the Severance Pay Plan or to terminate the Severance Pay Plan at any time without prior notice, provided that the Severance Pay Plan shall not be terminated with respect to any Terminated Employee (as defined in the Severance Pay Plan) or amended in a way that is adverse to the interests of any Terminated Employee.

        Under the Severance Pay Plan, the Named Executive Officers would receive a minimum of 12 weeks salary and a maximum of 52 weeks salary as severance, depending upon years of service. Such severance compensation would be in lieu of any other payments or benefits in the nature of severance pay or benefits which the Executive would receive or will receive from us or any of our affiliates including, without limitation, payments under another severance plan or any severance agreement between us and the Executive. Any other arrangement, plan or program providing severance benefits shall be deemed to be amended to eliminate any obligation for benefits to be provided thereunder.

Executive Change-in-Control Severance Agreements

        In March 2002, effective as of October 15, 2001, we entered into executive change-in-control severance agreements (the "Severance Agreements") with each of James W. Cuminale, Thomas E. Eaton, Jr., Michael J. Inglese and James B. Frownfelter (the "Retained Officers"). The Severance Agreements provide for payments by us to the Retained Officers in the event we terminate such officer's employment without cause or the Retained Officer terminates his employment for good reason (an "Involuntary Termination"), in each case within three years after a change-in-control (as defined in the Severance Agreements). As a change-in-control of both The DIRECTV Group and PanAmSat have occurred, these agreements will apply if an involuntary termination of the executive occurs during the period specified by the agreement. Mr. Frownfelter's Severance Agreement was superceded by the employment agreement described above, which contains provisions substantially similar to those contained in the Severance Agreements.

        In the event of an Involuntary Termination of a Retained Officer, we will pay to such Retained Officer all accrued compensation in an amount equal to the sum of (i) the unpaid annual base salary earned as of the date of termination, (ii) an amount equal to the higher of (x) the Retained Officer's unpaid targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year, in each case multiplied by a fraction, the numerator of which is the number of days elapsed in the current fiscal period to the date of termination, and the denominator of which is 365 and (iii) an amount equal to the Retained Officer's accrued balance under our "paid time off" program (or successor or replacement program), calculated based on the Retained Officer's annual base salary.

        The Severance Agreements also require that we pay to such Retained Officer severance compensation upon Involuntary Termination in an amount equal to two times the sum of (i) the Retained Officer's annual base salary for the year in which the Involuntary Termination occurs plus (ii) the higher of (x) the Retained Officer's targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year. Payment of the severance compensation is conditioned upon receipt of a written release from the Retained Officer of any claims against us or our subsidiaries. Payment of such severance compensation is due within 10 days following the effective date of such release. Under the Severance Agreements, all payments thereunder are subject to the Retained Officer's compliance with covenants not to compete with GM, The DIRECTV Group and us for two years following termination, not to solicit our employees for two years following termination, and not to disclose any of our confidential information.

        The Severance Agreements also provide that (i) any unvested stock options, restricted stock units and other awards ("Stock Awards") granted prior to the change-in-control under our Long-Term Stock Incentive Plan (or successor or replacement plan) held by a Retained Officer shall immediately become vested and exercisable, and any restrictions thereon shall lapse upon the change-in-control and, to the extent such Stock Awards are assumed, substituted or continued, following any Involuntary Termination such Stock Awards shall be exercisable under the terms and conditions of our Long-Term Stock Incentive Plan and any award agreements thereunder for a period equal to the lesser of (x) five years from the date of the Retained Officer's Involuntary Termination or (y) the term of such Stock Award, (ii) the Retained Officer and the Retained Officer's dependents shall be entitled to participate on the same basis as active employees and their dependents, respectively, in our group health, dental and life insurance plans (including premium payments and credit dollars paid by us), or we shall make available comparable benefits (but not any other welfare benefit plans or any retirement plans, except as described below) for a period of two years following an Involuntary Termination of employment, (iii) the Retained Officer shall be entitled to reimbursement for actual payments made for professional outplacement services, not to exceed $25,000 and (iv) the Retained Officer shall be entitled to reimbursement for all outstanding unreimbursed business expenses incurred prior to the Involuntary Termination.

        If any amounts or other benefits payable to a Retained Officer under the Severance Agreements or otherwise become subject to an excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or any other similar tax or assessment, we will pay the Retained Officer the amount necessary to fully reimburse such Retained Officer for these taxes, unless the Retained Officer would not receive a net after-tax benefit of at least $50,000, in which case his severance would be reduced so as to avoid the imposition of any excise taxes. The Severance Agreements also provide that we reimburse a Retained Officer for attorneys' fees and other costs necessary to enforce or defend his rights under the relevant Severance Agreement.

        We continue to provide Messrs. Inglese and Cuminale with the severance benefits available under their respective Severance Agreements until the expiration of such agreements. Mr. Frownfelter receives similar severance benefits under his new employment agreement. Thereafter, we will provide severance benefits to Messrs. Inglese and Cuminale for one year in the event we terminate employment without cause or any of Messrs. Inglese or Cuminale terminates his employment for good reason. Messrs. Wright, Frownfelter, Inglese and Cuminale have agreed to 18-month post-termination non-competition and non-solicitation covenants.

        On August 20, 2004, we amended the terms of the Severance Agreements with Messrs. Cuminale and Inglese to indefinitely extend the period in which a qualifying severance of such Retained Officer will trigger severance benefits. The severance payment for this extended period (beyond the period contemplated by the Severance Agreement) is an amount equal to the sum of (i) the Retained Officer's annual base salary for the year in which the Involuntary Termination occurs plus (ii) the higher of (x) the Retained Officer's targeted annual bonus established for the fiscal period in which the Involuntary Termination occurs or (y) the actual bonus paid or payable to the Retained Officer in respect of our most recent full fiscal year.

New Stock Option Plan

        PanAmSat established a new stock option plan, which was assumed by Holdco in October 2004. This stock option plan currently governs the grant of options to purchase Holdco common shares to members of management, including those granted to Messrs. Wright, Frownfelter, Inglese, Cuminale and Fisher in connection with the Recapitalization. Each grant under the option plan would specify the applicable option exercise period, option exercise price, vesting requirements and such other terms and conditions as the committee deems appropriate. The options granted to Messrs. Wright, Frownfelter, Inglese and Cuminale generally vest as follows: 40% of the shares subject to new options granted vest over five years, and 60% of the shares subject to new options would vest at the end of eight years, unless accelerated by the achievement of performance targets established by our board of directors. Options granted under the option plan expire ten years from the date of the grant.

Transaction Bonuses

        In connection with the Recapitalization, we paid a transaction bonus to certain of our executives and other employees. The pool is for an aggregate amount of $6.5 million, with $5.0 million paid by us, and $1.5 million reimbursed by The DIRECTV Group, with awards payable in cash. In connection with the Recapitalization, Messrs. Wright, Frownfelter, Inglese and Cuminale invested a portion of their transaction bonuses, of $5.7 million in the aggregate, in shares of our common stock (or common stock equivalents). The purchase price for these shares was $21.84 per share (on an unadjusted basis), the same as the purchase price paid by the Sponsors in connection with the Recapitalization. The subscription agreements for the purchase of stock contain customary representations, warranties and covenants.

        In addition, our Deferred Compensation Plan and Supplemental Savings Plan have been amended in connection with the Recapitalization to permit certain executives to use their account balances to purchase shares of our common stock (or common stock equivalents).

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

        All of our shares are owned by Holdco. The following table and accompanying footnotes show information regarding the beneficial ownership of Holdco's common stock before and after Holdco's initial public offering by:

  •
  each person known by us to beneficially own more than 5% of the outstanding shares of Holdco's common stock;

  •
  each of our directors;

  •
  each named executive officer; and

  •
  all directors and executive officers as a group.

        The percentage of beneficial ownership before Holdco's initial public offering set forth below is based on 72,580,623 shares of Holdco's common stock issued and outstanding as of January 24, 2005, which were owned by approximately 36 holders. Unless otherwise indicated, the address of each person named in the table below is c/o PanAmSat Corporation, 20 Westport Road, Wilton, Connecticut 06897.

		Percentage of Holdco's Common Stock Beneficially Owned
			After Offering
	Shares of Holdco's Common Stock(1) Beneficially Owned	Before Offering	Without Over-allotment	With Over-allotment
Name and Address of Beneficial Owner
KKR Millennium GP LLC(2)	31,932,251	43.54%	25.89%	24.69%
TCG Holdings, L.L.C.(3)	19,691,554	26.85%	15.96%	15.23%
Providence Equity Partners IV, L.L.C.(4)	19,691,554	26.85%	15.96%	15.23%
Joseph R. Wright, Jr.(5)	799,682	1.09%	*	*
James B. Frownfelter(6)	229,151	*	*	*
James W. Cuminale(7)	350,376	*	*	*
Thomas E. Eaton, Jr.	—	—	—	—
Michael J. Inglese(8)	277,061	*	*	*
Joseph Y. Bae(2)	31,932,251	43.54%	25.89%	24.69%
Michael J. Connelly(3)	19,691,554	26.85%	15.96%	15.23%
Michael J. Dominguez(4)	19,691,554	26.85%	15.96%	15.23%
George M.C. Fisher(2)	31,998,099	43.63%	25.94%	24.74%
R.C. Johnstone, Jr.(2)	31,932,251	43.54%	25.89%	24.69%
Alexander Navab(2)	31,932,251	43.54%	25.89%	24.69%
Bruce E. Rosenblum(3)	19,691,554	26.85%	15.96%	15.23%
Paul J. Salem(4)	19,691,554	26.85%	15.96%	15.23%
James M. Hoak	—	—	—	—
Karl von der Heyden	—	—	—	—
Directors and executive officers as a group (14 persons)	73,050,645	99.60%	59.23%	56.48%

*
Less than one percent

(1)
The amounts and percentages of Holdco's common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)
Shares of Holdco's common stock shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock of Holdco owned of record by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Scott Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz and Jacques Garaialde, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Joseph Y. Bae, George M.C. Fisher, R.C. Johnstone, Jr. and Alexander Navab are directors of PanAmSat Corporation and PanAmSat Holding Corporation and executives of KKR. They disclaim beneficial ownership of any shares of Holdco's common stock beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c /o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)
Carlyle Partners III—Telecommunications, L.P. and CPIII Coinvestment, L.P., which we collectively refer to as the Carlyle Funds, collectively indirectly hold 19,691,554 shares of Holdco's common stock. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by each of the Carlyle Funds through its indirect subsidiary TC Group III, L.P., which is the sole general partner of each of the Carlyle Funds. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. TC Group III, L.L.C is the sole general partner of TC Group III, L.P. Messrs. Michael J. Connelly and Bruce E. Rosenblum are directors of PanAmSat and Holdco and executives of The Carlyle Group. They disclaim beneficial ownership of any PanAmSat Holding Corporation shares beneficially owned by the Carlyle Group. TCG Holdings, L.L.C. is managed by a three-person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG, may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG. Such persons disclaim such beneficial ownership. The Carlyle Group's address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

(4)
Represents 19,628,246 shares of Holdco's common stock owned of record by PEP PAS, L.L.C. and 63,308 shares of common stock owned of record by PEOP PAS, L.L.C. The foregoing numbers represent shares for which PEP PAS, L.L.C. and PEOP PAS, L.L.C. each has sole dispositive and voting power. Such shares may be deemed to be beneficially owned, respectively, by Providence Equity Partners IV L.P. ("PEP4"), the sole member of PEP PAS, L.L.C. and Providence Equity Operating Partners IV, L.P. ("PEOP4"), the sole member of PEOP PAS, L.L.C., Providence Equity GP IV L.P. ("PEGP4"), the sole general partner of both PEP4 and PEOP4, Providence Equity Partners IV L.L.C. (the "LLC"), the sole general partner of PEGP4, and Jonathan M. Nelson, a 50% owner of LLC. Each of PEP4, PEOP4, PEGP4, LLC and Jonathan M. Nelson have specifically disclaimed beneficial ownership in the common stock beneficially owned by PEP PAS, L.L.C. and PEOP PAS, L.L.C., except to the extent of its pecuniary interest therein. Messrs. Michael J. Dominguez and Paul J. Salem are directors of PanAmSat and Holdco and executives of Providence Equity Partners. They disclaim beneficial ownership of any shares of Holdco's common stock beneficially owned by Providence Equity Partners.

(5)
Includes options to purchase 287,688 shares and 511,994 shares held by the Joseph R. Wright, Jr. 2005 Retained Annuity Trust over which Mr. Wright exercises investment and voting control.

(6)
Includes options to purchase 129,460 shares.

(7)
Includes options to purchase 172,612 shares.

(8)
Includes options to purchase 172,612 shares.

Item 13. Certain Relationships and Related Transactions

Transactions with Sponsors

Amended and Restated Stockholders Agreement

        Holdco is party to an amended and restated stockholders agreement with an entity affiliated with KKR, entities affiliated with Carlyle and entities affiliated with Providence (each a "Sponsor Entity" and together the "Sponsor Entities") that effective upon completion of Holdco's initial public offering provides for, among other things,

  •
  a right of each of the Sponsor Entities to designate a certain number of directors to Holdco's board of directors for so long as they hold a certain amount of Holdco's common stock. Of the nine members of Holdco's board, KKR initially has the right to designate four directors, and Carlyle and Providence each initially have the right to designate two directors;

  •
  the addition of independent directors to Holdco's board of directors such that, within a year of the completion of Holdco's initial public offering, Holdco will have at least three independent directors;

  •
  changes to the composition of Holdco's board of directors in the event that Holdco ceases to be a "controlled company" within the meaning of applicable stock exchange rules. In such situation, KKR will no longer have the right to designate more than two directors; Carlyle and Providence will no longer have the right to designate more than one director each; the Chief Executive Officer will continue to be a member of the board of directors; and a number of directors will be added so that a majority will be independent;

  •
  certain limitations on transfers of Holdco's common stock held by the Sponsor Entities for a period of five years after the completion of the Recapitalization, provided that, following Holdco's initial public offering, any Sponsor Entity may sell pursuant to its registration rights as described below; and

  •
  the ability of the Sponsor Entities to "tag-along" their shares of Holdco's common stock to sales by any other Sponsor Entity, and the ability of the Sponsor Entities to "drag-along" Holdco's common stock held by the other Sponsor Entities under certain circumstances.

Management Services Agreements

        In connection with the Recapitalization, we entered into management services agreements with the Sponsors pursuant to which the Sponsors will provide certain structuring, consulting and management advisory services to us. These services include (i) advice regarding the structure, distribution, and timing of debt and equity offerings, (ii) advice regarding our business strategy, (iii) general advice regarding dispositions and/or acquisitions and (iv) other services of the type customarily performed by the Sponsors. The annual advisory fee under these agreements is $2.0 million, such amount to increase by 3% per year, as well as reimbursement of reasonable out-of-pocket expenses. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million. The annual advisory fee does not include, and the Sponsors may receive additional compensation for providing, investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those called for by the agreements. We indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreements and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreements.

        In connection with Holdco's initial public offering, each of the Sponsors has agreed to terminate their respective management services agreements effective upon completion of Holdco's initial public offering for an aggregate consideration of $10.0 million.

Amended and Restated Registration Rights Agreement

        Holdco is party to an amended and restated registration rights agreement with the Sponsor Entities pursuant to which the Sponsor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco's common stock held by them after Holdco's initial public offering. The amended and restated registration rights agreement permits KKR to make up to eight demands and each of Carlyle and Providence to make up to four demands on Holdco to register the shares of common stock held by them. Holdco is required to pay all registration expenses incurred in connection with each such demand registration, which expenses exclude underwriting discounts and commissions. Without the consent of the holders of a majority of the shares of common stock entitled to the registration rights, Holdco is not required to file a registration statement pursuant to any demand made within 180 days of the effectiveness of any other request for registration or any registration pursuant to which the Sponsor Entities were entitled to piggyback registration rights described below. In connection with Holdco's initial public offering, the Sponsor Entities will be entering into certain lock-up agreements with the underwriters which will restrict their sales of our common stock for a certain period following Holdco's initial public offering. Pursuant to the amended and restated registration rights agreement, the Sponsor Entities are also entitled to certain piggyback registration rights in connection with other registered offerings by Holdco.

        In addition, under the amended and restated registration rights agreement, in connection with a registered underwritten offering, the Sponsor Entities have agreed not to effect any public sale or distribution pursuant to Rule 144 under the Securities Act, of any equity securities of Holdco, or of any security convertible into or exchangeable or exercisable for any equity security of Holdco, within seven days before, or such period not to exceed 90 days (or 180 days in the case of an initial public offering) as the underwriting agreement may require (or such lesser period as the managing underwriters may permit) after, the effective date of such registration, and Holdco has agreed to cause other holders of any equity security of Holdco purchased from Holdco (at any time other than in a public offering) to so agree.

Capacity Purchases

        We provide satellite capacity, TT&C and other related services to affiliates of certain Sponsors. Revenues for these services were $3.7 million for the year ended December 31, 2004. As of December 31, 2004, we had receivables related to these affiliates of approximately $0.1 million. In addition, included in our total contracted backlog of $4.90 billion as of December 31, 2004 is $5.1 million of contracted backlog from affiliates of the Sponsors.

Transactions with Management

Amended and Restated Management Stockholders' Agreement

        Holdco is party to an amended and restated management stockholders' agreement with certain management stockholders who purchased shares of Holdco's common stock, including all of Holdco's executive officers and certain other officers. The amended and restated management stockholders' agreement generally restricts the ability of participating members of management to transfer shares held by them for five years after the closing of the Recapitalization.

        If a management stockholder's employment is terminated, Holdco would have the right to purchase the shares held by such person in accordance with the amended and restated management stockholders' agreement. If a management stockholder's employment is terminated as a result of death or disability, such stockholder or, in the event of such stockholder's death, the estate of such stockholder has the right to force Holdco to purchase his shares, on terms specified in the amended and restated management stockholders' agreement.

        The amended and restated management stockholders' agreement also permits these members of management under certain circumstances to participate in registrations by Holdco of Holdco's equity securities. These "piggyback" registration rights of the management stockholders are subject to limitations as to the maximum number of shares that may be registered. Each management stockholder will be permitted to sell a number of shares of common stock equal to the lesser of (i) the number of shares owned by the management stockholder, including shares issuable upon the exercise of vested unexercised options, multiplied by the percentage of the total number of shares owned by the Sponsor Entities being sold by such Sponsor Entities in the registration and (ii) the maximum number of shares that may be registered in Holdco's initial public offering without an adverse effect on such offering in the view of the managing underwriters.

Sale Participation Agreement

        Each management stockholder is party to a sale participation agreement, which grants to the management stockholder the right to participate in any sale of shares of common stock by the Sponsors occurring prior to the fifth anniversary of Holdco's initial public offering on the same terms as the Sponsors, and grants the Sponsors a similar right to compel the participation of each management stockholder in such a sale. In order to participate in any such sale, the management stockholder may be required, among other things, to become a party to any agreement under which the common stock is to be sold, and to grant certain powers with respect to the proposed sale of common stock to custodians and attorneys-in-fact.

Other Relationships

        We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During 2004, we paid approximately $140,000 in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone Consulting, of which, approximately $0.2 million was paid through December 31, 2004.

Transactions with The DIRECTV Group

        For a description of historical transactions with The DIRECTV Group and The News Corporation and its affiliates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Relationships and Related Transactions".

Tax Separation Agreement

        Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and PanAmSat before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million.

        The tax separation agreement became effective upon the consummation of the Recapitalization on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

Transition Services Agreement

        Concurrently with the execution of the transaction agreement, we entered into a transition services agreement with The DIRECTV Group and one of its wholly owned subsidiaries. The transition services agreement is effective until the termination of the ground lease for our Castle Rock, Colorado broadcast facility. Pursuant to the transition services agreement, The DIRECTV Group provides support services to our facility.

Commercial Arrangements with The DIRECTV Group

        In connection with the Recapitalization, The DIRECTV Group and affiliates entered into, amended and in some cases extended certain contractual arrangements with us. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America, the purchase of additional transponder capacity for DTH Services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Management believes that these guarantees and other contractual arrangements substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

Item 14.    Principal Accounting Firm Fees

        Aggregate fees billed to us for the fiscal years ended December 31, 2003 and 2004 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows (in thousands):

	Fiscal Year
	2003	2004
Audit Fees(1)	$772	$996
Audit-Related Fees(2)	336	3,385

Total Audit and Audit-Related Fees	1,108	4,381
Tax Fees(3)	647	1,042
All Other Fees	—	5

Total Fees	$1,755	$5,428

(1)
Fees for audit services billed or expected to be billed relate to the audit of the financial statements, reviews of quarterly financial statements and comfort letters, statutory audits, consents and other services related to SEC matters.

(2)
Relates to fees and expenses for due diligence, comfort letters and consents related to SEC and other registration statements, audits of employee benefit plans, consultation on accounting matters and preparation assistance on foreign statutory filings.

(3)
Relates to fees and expenses from tax related services including: approximately $625 thousand related to tax return preparation and review, federal, state & local compliance and tax compliance and approximately $417 thousand for consultations related to tax strategies and planning. In May 2004, the SEC clarified its position on the provision of services with respect to certain contingent, findings-based and value-added fee arrangements. In response to this clarification the Company converted fee arrangements to "time and materials" fee arrangements and made a payment of $43 thousand for tax services performed through May 2004. These services are considered tax compliance services.

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

        No fees were paid to our independent auditor pursuant to the "de minimus" exception to the foregoing pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (A)
  1. FINANCIAL STATEMENTS

    See Index to Financial Statements on page 89.

    2.
    Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002.

  (B)
  REPORTS ON FORM 8-K

    None.

  (C)
  EXHIBITS

Exhibit Number	Exhibit Description
2.1	Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc., incorporated herein by reference to exhibit 10.86 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2004
2.2	Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation, incorporated herein by reference to Exhibit 99(D)(3) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004
2.3	Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc., incorporated herein by reference to Exhibit 2.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
3.1	Certificate of Incorporation of PanAmSat Corporation, incorporated herein by reference to Exhibit 3.1 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
3.2	Bylaws of PanAmSat Corporation, incorporated herein by reference to Exhibit 3.2 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
4.1	Indenture, dated August 20, 2004, among the PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.1	Form of Credit Agreement dated as of August 20, 2004, as amended and restated as of , 2005, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Bookrunner and Documentation Agent, incorporated herein by reference to Exhibit 10.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on February 7, 2005
10.2	Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Holding Corporation on October 14, 2004, incorporated herein by reference to Exhibit 10.2 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.3	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter, incorporated herein by reference to Exhibit 10.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.4	Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr., incorporated herein by reference to Exhibit 10.4 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004

10.5	Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10.83 of PanAmSat Corporation's Quarterly Report for the period ended March 31, 2002
10.6	Form of Amended and Restated Stock Option Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.6 of PanAmSat Corporation's Registration Statement on Form S-4 as filed November 19, 2004
10.7	Amended and Restated Registration Rights Agreement, initially dated as of August 20, 2004 and amended and restated as of October 14, 2004, among PanAmSat Holding Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC, incorporated herein by reference to Exhibit 10.7 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.8	Form of Amended and Restated Stockholders Agreement of PanAmSat Holding Corporation, dated as of August 20, 2004 and amended and restated as of October 14, 2004 and March , 2005, among PanAmSat Holding Corporation, PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P., incorporated herein by reference to Exhibit 4.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A as filed on March 15, 2004
10.9	Form of Amended and Restated Management Stockholder's Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.9 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.10	Form of Amended and Restated Sale Participation Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.11	Form of Rollover Agreement, dated August 20, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.12	Management Services Letter from Kohlberg Kravis Roberts & Co. L.P. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.11 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.13	Management Services Letter from TC Group, L.L.C. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.12 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.14	Management Services Letter from Providence Equity Partners IV Inc. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.13 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.15	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, incorporated herein by reference to Exhibit 10.14 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004

10.16	Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan, incorporated herein by reference to Exhibit 10.15 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.17	Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.16 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.18	Amendment to the PanAmSat Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.17 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.19	Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004, incorporated herein by reference to Exhibit 10.18 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004
10.20	Letter Agreement between PanAmSat Corporation and Michael Inglese, dated August 20, 2004, incorporated herein by reference to Exhibit 10.19 of PanAmSat Corporation's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2004
10.21	Director Compensation Term Sheet between George M. Fisher and PanAmSat Corporation, incorporated herein by reference to Exhibit 10.21 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.22	Summary Non-Employee Director Compensation Arrangements (Except with respect to our Chairman of the Board), incorporated herein by reference to Exhibit 10.22 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.23	Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004, incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
10.24	Form of Management Services Termination Letter, incorporated by reference herein to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A as filed on March 15, 2005
10.25	Form of Stock Option Agreement relating to the Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and its Employees, incorporated herein by reference to Exhibit 10.24 of PanAmSat Holding Corporation's S-1/A as filed on March 15, 2005
21.1	List of Subsidiaries of PanAmSat Corporation, incorporated herein by reference to Exhibit 21.1 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*
Filed herewith

PANAMSAT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Year
	(Dollars in millions)
For the Year Ended December 31, 2004
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$6.3	$2.0	$0.2	$(4.4	)(a)	$4.1
Net investment in sales-type leases (for doubtful receivables)	8.9	—	—	(0.4)		8.5
Long-term receivables (for doubtful receivables)	5.0	0.5	0.9	(5.8)		0.6

Total Allowances Deducted from Assets	$20.2	$2.5	$1.1	$(10.6)		$13.2

For the Year Ended December 31, 2003
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$8.7	$—	$—	$(2.4	)(a)	$6.3
Net investment in sales-type leases (for doubtful receivables)	10.7	—	—	(1.8)		8.9
Long-term receivables (for doubtful receivables)	3.6	1.2	0.5	(0.3)		5.0

Total Allowances Deducted from Assets	$23.0	$1.2	$0.5	$(4.5)		$20.2

For the Year Ended December 31, 2002
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$15.0	$4.0	$—	$(10.3	)(a)	$8.7
Net investment in sales-type leases (for doubtful receivables)	5.7	5.0	—	—		10.7
Long-term receivables (for doubtful receivables)	—	3.6	—	—		3.6

Total Allowances Deducted from Assets	$20.7	$12.6	$—	$(10.3)		$23.0

(a)
Primarily relates to accounts written-off and recoveries.

S-1

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

March 22, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Chief Executive Officer (principal executive officer) and Director	March 22, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 22, 2005
* George M.C. Fisher	Chairman of the Board of Directors	March 22, 2005
Joseph Y. Bae	Director	March 22, 2005
* Michael J. Connelly	Director	March 22, 2005
* Michael J. Dominguez	Director	March 22, 2005
* R.C. Johnstone, Jr.	Director	March 22, 2005

* Alexander Navab	Director	March 22, 2005
* Bruce E. Rosenblum	Director	March 22, 2005
* Paul J. Salem	Director	March 22, 2005
*By:	/s/ JAMES W. CUMINALE James W. Cuminale Attorney-in-Fact

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PART I
PART II
FSS Revenue by Service-Type
RISK FACTORS Risks Relating to Our Business
Risks Relating to Our Industry
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands)
PANAMSAT CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In Thousands, Except Share Data)
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued) (In Thousands)
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
PANAMSAT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2003
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004
PART III
PART IV
PANAMSAT CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES