Form 10-Q
period 2005-03-31
PANAMSAT CORP /NEW/
filed 2005-05-16
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☐    No ☒

        As of May 11, 2005, an aggregate of 548 shares of our common stock were outstanding.

PANAMSAT CORPORATION

        In this Quarterly Report on Form 10-Q, unless the context otherwise requires or it is otherwise indicated, all references to (1) "we", "us" and "our" refer to PanAmSat Corporation and its subsidiaries and (2) "Holdco" refers to our parent company, PanAmSat Holding Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "will", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").

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

  •
  our high level of indebtedness;

  •
  limitations on our ability to pursue growth opportunities as a result of our dividend policy; and

  •
  litigation.

i

        We caution you that the foregoing list of important factors is not exclusive. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

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

ii

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(IN THOUSANDS)

	March 31, 2004	March 31, 2005
REVENUES:
Operating leases, satellite services and other	$201,165	$205,201
Outright sales and sales-type leases	4,265	3,607

Total revenues	205,430	208,808

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(2,853)
Depreciation and amortization	75,335	69,765
Direct operating costs (exclusive of depreciation and amortization)	39,668	34,947
Selling, general and administrative expenses	17,549	18,355
Sponsor management fees	—	10,444
Loss on termination of sales-type lease	—	2,307
Facilities restructuring and severance costs	1,855	3,349
Satellite impairment loss	99,946	—

Total operating costs and expenses	234,353	136,314

INCOME (LOSS) FROM OPERATIONS	(28,923)	72,494
INTEREST EXPENSE—Net	31,086	68,827

INCOME (LOSS) BEFORE INCOME TAXES	(60,009)	3,667
INCOME TAX BENEFIT	(28,080)	(2,966)

NET INCOME (LOSS)	$(31,929)	$6,633

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,607	$445,311
Accounts receivable—net	69,380	64,807
Net investment in sales-type leases	24,776	22,207
Prepaid expenses and other current assets	25,961	29,150
Deferred income taxes	7,817	7,817
Assets held for sale	3,300	3,300

Total current assets	169,841	572,592
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,955,664	1,906,331
NET INVESTMENT IN SALES-TYPE LEASES	74,990	69,801
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	319,869	304,306

TOTAL ASSETS	$4,764,495	$5,097,161

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,491	$63,444
Current portion of long-term debt	4,100	361,750
Current portion of satellite incentive obligations	13,148	12,565
Accrued interest payable	45,589	18,472
Dividends payable	—	5,278
Deferred gains and revenues	26,618	26,476

Total current liabilities	157,946	487,985
LONG-TERM DEBT	3,603,900	2,956,250
DEFERRED INCOME TAXES	33,790	29,133
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	266,350

TOTAL LIABILITIES	4,066,736	3,739,718

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock $0.01 par value; 1,000 shares authorized, at both December 31, 2004 and March 31, 2005 and 548 shares outstanding at both December 31, 2004 and March 31, 2005	—	—
Additional paid-in-capital	129,819	788,169
Retained earnings	570,136	571,491
Accumulated other comprehensive income	1,222	1,201
Other stockholder's equity	(3,418)	(3,418)

TOTAL STOCKHOLDER'S EQUITY	697,759	1,357,443

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,764,495	$5,097,161

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated Other Comprehensive Income (Loss), net of tax
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Other Stockholder's Equity(1)		Comprehensive Income
	Shares	Amount					Total
BALANCE, JANUARY 1, 2005	548	$—	$129,819	$570,136	$1,222	$(3,418)	$697,759	$—
Additional investment from parent with proceeds from initial public offering	—	—	658,350	—	—	—	658,350	—
Foreign currency translation adjustment	—	—	—	—	(21)	—	(21)	(21)
Dividends to stockholder	—	—	—	(5,278)	—	—	(5,278)	—
Net income	—	—	—	6,633	—	—	6,633	6,633

BALANCE, MARCH 31, 2005	548	$—	$788,169	$571,491	$1,201	$(3,418)	$1,357,443	$6,612

(1)
Represents excess of purchase price over historical cost basis of net assets acquired.

See notes to condensed consolidated financial statements.

 PANAMSAT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(IN THOUSANDS)

	March 31, 2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,929)	$6,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,335	69,765
Deferred income taxes	(30,446)	(6,049)
Amortization of debt issuance costs and other deferred charges	1,991	5,146
Provision for uncollectible receivables	194	90
Loss on early extinguishment of debt	—	9,521
Satellite impairment loss	99,946	—
Facilities restructuring and severance costs	1,855	3,349
Reversal of sales-type lease liabilities	—	(2,853)
Loss on termination of sales-type lease	—	2,307
Other non-cash items	(3,213)	(493)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,090	6,533
Operating leases and other receivables	2,459	4,709
Prepaid expenses and other assets	(1,776)	(1,614)
Accounts payable and accrued liabilities	(42,577)	(33,051)
Due to affiliate	—	178
Deferred gains and revenues	1,886	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,815	64,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	(22,047)
Net purchases of short-term investments	(17,200)	—
Acquisitions, net of cash acquired	(522)	—

NET CASH USED IN INVESTING ACTIVITIES	(39,406)	(22,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(875)	(290,000)
Capitalized debt issuance costs	—	(614)
New incentive obligations	16,250	—
Repayments of incentive obligations	(3,413)	(3,061)
Capital contribution by parent	—	658,350
Other equity related transactions	2,615	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,577	364,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	47

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,952	406,704
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176,087	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,039	$445,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$2,004	$763

Cash paid for interest	$59,423	$87,875

Cash received for taxes	$109	$—

Cash paid for taxes	$818	$5,039

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

        Within these consolidated financial statements, PanAmSat Corporation and its subsidiaries are referred to as "PanAmSat", "we", "us" and "our". The term "Holdco" refers to our parent company, PanAmSat Holding Corporation.

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2004 and 2005. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three months ended March 31, 2004 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2004 included within our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") filed with the SEC on March 22, 2005, all amendments thereto, and all of our other filings filed with the SEC from March 22, 2005 through the date of this report.

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of our outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of our common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this quarterly report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized us as the "Recapitalization".

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share. As a result of, and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

        The contribution of PanAmSat to Holdco was accounted for as a recapitalization because neither a change in control nor a business combination occurred and Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of PanAmSat. Therefore, all operations of PanAmSat prior to the contribution to Holdco are reflected herein at their historical amounts.

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

(2)   Holdco Initial Public Offering

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock to repay a portion of the borrowings under our Term Loan A Facility, redeem a portion of our 9% senior notes due 2014 and pay a dividend to its preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, Holdco utilized a portion of these net proceeds to make an additional equity contribution to us of approximately $658.4 million. We used approximately $265.0 million of these funds to repay a portion of the borrowings under our Term Loan A Facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes. In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that we repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum required total leverage ratio covenant;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 10 "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing our senior notes.

(3)   Dividend Policy of Parent

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco for payment as a dividend to its stockholders. On March 21, 2005 our board of directors declared a dividend to Holdco of approximately $5.28 million. This dividend was paid in April 2005.

(4)   Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

        In connection with the Recapitalization, on August 20, 2004 our board of directors effected an approximately 4.37 for 1 stock split of our common stock. On December 17, 2004, we amended and restated our certificate of incorporation to affect a 1 for 200,0000 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts, as well as the par value amount and additional paid in capital amount related to these shares within these condensed consolidated financial statements, have been restated for all periods presented to give retroactive effect to the stock split and the reverse stock split.

(5)   Long-term Debt

        With a portion of the proceeds from its initial public offering, Holdco made an additional equity contribution to us of approximately $658.4 million. With the funds from this contribution, we repaid approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005 and we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the borrowings of the Term Loan A Facility with cash on hand on March 22, 2005.

        As of December 31, 2004 and March 31, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	674,310	384,310
Term Loan B due 2011	1,647,500	1,647,500
9% Senior Notes due 2014	1,010,000	1,010,000

	3,608,000	3,318,000
Less: current maturities	4,100	361,750

Total Long-Term Debt	$3,603,900	$2,956,250

        Our current maturities of long-term debt as of March 31, 2005 included $353.5 million of debt repayments which were made on April 1, 2005 in relation to our 9% senior notes due 2014.

        Holdco's primary source of liquidity is cash flow generated from the operations of its subsidiaries, including us. Holdco's ability to pay dividends on its common stock and make payments on its 10 3/8% senior discount notes due 2014 is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and 9% senior notes are the two contractual obligations of ours that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of Holdco's initial public offering, we amended our senior secured credit facilities.

        Borrowings under our senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under the senior secured credit facilities are subject to adjustment based on a pricing grid.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B Facility, which matures in August 2011. At March 31, 2005, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.5% and LIBOR plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2005 on an annual basis was 0.50%. As of March 31, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.5% as of March 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the revolving credit facility, the Term Loan A Facility, and the Term Loan B Facility.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by our current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        Fees charged by the lenders in relation to the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes. The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        As of March 31, 2005, we had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2005, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2005, we were in compliance with all such covenants.

(6)   Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, we exchanged our floating-rate obligation on $1.25 billion of our Term Loan B facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated and therefore changes in its fair value through March 31, 2005 have been recorded within our consolidated statement of operations.

(7)   Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. At December 31, 2004 and March 31, 2005, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheets. We expect to complete the sale of the Homestead teleport in the second quarter of 2005. During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended March 31, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the three months ended March 31, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.4	2.5	0.4	3.3
Less: non cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.3)	(0.1)	(0.4)	(0.8)

Balance as of March 31, 2005	$6.4	$0.2	$0.5	$7.1

(8)   Interest Expense-Net

        Interest expense for the three months ended March 31, 2004 and 2005 is recorded net of capitalized interest of $0.3 million and $4.7 million, respectively, and interest income of $1.9 million and $0.6 million, respectively. Included in interest expense for the three months ended March 31, 2005 is approximately $9.5 million of unamortized debt issuance costs which were written-off as a result of debt repayments made on our senior secured credit facilities during this period.

(9)   Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of March 31, 2005, we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of March 31, 2005, we had approximately $180.4 million of expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously paid $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. (See Note 13 "Subsequent Events").

Satellite Insurance

        In December 2003, we reached a final settlement of insurance claims on our PAS-1R and Galaxy 11 satellites for payment of $260.0 million, which related to solar panel anomalies on those satellites. We will continue to own and operate these satellites free and clear of any claims of these insurers. We offset the proceeds from this settlement against the carrying value of the satellites. In the first quarter of 2004, we received the $260.0 million settlement amount.

        In July 2003, we filed a proof of loss under the insurance policy for our Galaxy 4R satellite after the secondary xenon-ion propulsion system, or XIPS, on this satellite ceased working. In 2003, we settled an insurance claim on our Galaxy 4R satellite related to the failure of its propulsion system and received $102.6 million from insurers representing approximately 83% of the insurance coverage on the satellite. In March 2004, we reached an agreement with and received $26.9 million from the insurer representing the remaining 17% of the insurance coverage on this satellite. The settlement with the insurer representing 17% coverage includes a future sharing of revenues actually received from the satellite. We proportionately offset the proceeds from these settlements against the insured carrying value of the satellite and the net investment in sales-type lease. We are constructing a replacement satellite for Galaxy 4R, which is scheduled to be launched in 2006, prior to the end of Galaxy 4R's useful life.

        The $286.9 million of insurance proceeds we received in the first quarter of 2004 for our Galaxy 11, PAS-1R and Galaxy 4R satellites were held in a collateral account and were classified as restricted cash pursuant to the terms of PanAmSat's old credit facility, until those restrictions were lifted in June 2004.

        As of March 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $579.1 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $706.3 million. We had 17 uninsured satellites in orbit as of March 31, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 11, Galaxy 10R and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/ Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $254.2 million as of March 31, 2005.

        Of the insured satellites, as of March 31, 2005, three were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.1 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At March 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1,008.8 million. Of this amount, $752.2 million related to uninsured satellites and $256.6 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $30.5 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of March 31, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $44.8 million related to the provision of equipment, services and other support.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2005, we have commitments under these vendor contracts which aggregated approximately $55.9 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.6 million (net of tax benefits of $6.1 million).

        In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change in control.

        We and Holdco granted stock options to certain employees subsequent to the Recapitalization. In October 2004, the options granted by us were assumed by Holdco. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, Holdco has the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals

Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

(10)
Certain Relationships and Related Transactions Prior to and as a Result of the Completion of
    the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $30.5 million for the three months ended March 31, 2004, or 14.9% of our total revenues for that same period.

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three months ended March 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.6 million. In addition, during the three months ended March 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.1 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.4 million for the three months ended March 31, 2004, or 9.9% of our revenues for that same period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment), of which $0.4 million was accrued for as of March 31, 2005. The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million of expenses during the three months ended March 31, 2005 to Capstone Consulting, all of which was paid through March 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.76 billion as of March 31, 2005 is approximately $5.0 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

(11)    Operating Segments

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

        Fixed Satellite Services ("FSS"): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and Direct-to-Home, or DTH, television and provide TT&C and network services to customers.

        Government Services ("G2"): Through G2, we provide global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15.6% and 12.6%, respectively, of our total revenue for the three months ended March 31, 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:
	March 31, 2004	March 31, 2005
Revenues:
FSS	$189,427	$193,869
G2	21,816	20,459
Eliminations	(5,813)	(5,520)

Total Revenues	$205,430	$208,808

Depreciation and Amortization Expense:
FSS	$74,897	$69,454
G2	438	311

Total Depreciation and Amortization Expense	$75,335	$69,765

Income (loss) from Operations:
FSS	$(30,673)	$69,513
G2	1,750	2,981

Total Income (loss) from Operations	$(28,923)	$72,494

Segment EBITDA:
FSS	$151,802	$160,049

G2	$2,188	$3,422

Capital Expenditures:
FSS	$21,684	$21,265
G2	—	782

Total Capital Expenditures	$21,684	$22,047

	December 31, 2004	March 31, 2005
Assets:
FSS	$4,736,428	$5,068,610
G2	39,531	35,862
Eliminations	(11,464)	(7,311)

Total Assets	$4,764,495	$5,097,161

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Three Months Ended March 31,
	2004	2005
FSS Operating Segment:
Reconciliation of income (loss) from operations to Segment EBITDA:
Income (loss) from operations	$(30,673)	$69,513
Depreciation and amortization	74,897	69,454

EBITDA	44,224	138,967
Adjustment of sales-type leases to operating leases(a)	6,090	6,533
Loss on termination of sales-type leases(b)	—	2,307
Satellite impairment(c)	99,946	—
Restructuring charges(d)	1,855	3,219
Reserves for long-term receivables(e)	—	(2,853)
Reversal of allowance for customer credits(f)	2,700	—
Transaction-related costs(g)	—	10,533
Other items(h)	(3,013)	1,343

Segment EBITDA	$151,802	$160,049

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$1,750	$2,981
Depreciation and amortization	438	311

EBITDA	2,188	3,292
Restructuring charges(d)	—	130

Segment EBITDA	$2,188	$3,422

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

(b)
For the three months ended March 31, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the three months ended March 31, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 7 "Facilities Restructuring and Severance Costs").

(e)
For the three months ended March 31, 2005, amount represents the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

(f)
For the three months ended March 31, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005.

(h)
For the three months ended March 31, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $0.8 million of non-cash stock compensation expense and (y) $0.2 million loss from an investment accounted for by the equity method. For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors for the period from January 1, 2005 through March 22, 2005, (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.5 million of non-cash stock compensation expense.

(12)    Short-Term Investments

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amount of the investments in auction rate certificates as of December 31, 2003 and 2004 and March 31, 2004 and 2005 was $335.2 million, $0.0 million, $381.3 million and $0.0 million, respectively. The reclassification resulted in changes in the 2004 consolidated statement of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

(13)    Subsequent Events

  Redemption of a Portion of Our 9% Senior Notes

        On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of these notes with a portion of the proceeds from Holdco's initial public offering, provided to us as an equity contribution. See Note 2 "Holdco Initial Public Offering" and Note 5 "Long Term Debt".

  Satellite Construction Contract

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. We expect to launch PAS-11 in the second quarter of 2007. After signing the PAS-11 contract on April 12, 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $270 million as of that date, the majority of which will be paid over the next two years.

(14)    Condensed Consolidating Financial Information

        Our 8 1/2% senior notes due 2012 and our 9% senior notes due 2014 are unconditionally guaranteed by certain of our domestic subsidiaries. The following disclosures reflect our Condensed Consolidating Financial Information for the periods presented.

  8 1/2% Senior Notes due 2012

        Obligations under our 8 1/2% senior notes due 2012 are unconditionally guaranteed on a joint and several basis by certain of our existing domestic subsidiaries. In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly owned subsidiary, G2 Satellite Solutions Corp. As a result, we are required to present consolidating financial information for our company and our subsidiaries within the notes to our condensed consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(f). In the second quarter of 2004, we determined that our non-guarantor subsidiaries, which at that time only included our foreign subsidiaries which do not guarantee the 8 1/2% senior notes due 2012, were no longer minor (as defined in the SEC's Regulation S-X, Rule 3-10 (h)). Our satellite operating companies, which were formed during 2004, are also considered non-guarantor subsidiaries under our 8 1/2% senior notes due 2012, as all subsequently formed domestic subsidiaries are not considered guarantors under these notes. Therefore, these non-guarantor subsidiaries are included within the following condensed consolidating financial statements for our 8 1/2% senior notes due 2012.

        The following condensed consolidating financial information presents the results of operations and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,071	$22,907	$(5,813)	$201,165
Outright sales and sales-type leases	4,265	—	—	4,265

Total revenues	188,336	22,907	(5,813)	205,430

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	74,814	521	—	75,335
Direct operating costs (exclusive of depreciation and amortization)	26,172	19,309	(5,813)	39,668
Selling, general and administrative expenses	15,229	2,320	—	17,549
Facilities restructuring and severance cost	1,855	—	—	1,855
Satellite impairment loss	99,946	—	—	99,946

Total operating costs and expenses	218,016	22,150	(5,813)	234,353

INCOME (LOSS) FROM OPERATIONS	(29,680)	757	—	(28,923)
INTEREST EXPENSE (INCOME)-Net	31,148	(62)	—	31,086

INCOME (LOSS) BEFORE INCOME TAXES	(60,828)	819	—	(60,009)
INCOME TAX EXPENSE (BENEFIT)	(28,356)	276	—	(28,080)

NET INCOME (LOSS)	$(32,472)	$543	$—	$(31,929)

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$199,080	$21,854	$204,196	$(219,929)	$205,201
Outright sales and sales-type leases	3,607	—	—	—	3,607

Total revenues	202,687	21,854	204,196	(219,929)	208,808

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(2,853)	—	—	—	(2,853)
Depreciation and amortization	7,285	572	61,908	—	69,765
Direct operating costs (exclusive of depreciation and amortization)	210,362	16,778	27,736	(219,929)	34,947
Selling, general and administrative expenses	15,080	1,378	1,897	—	18,355
Sponsor management fee	10,444	—	—	—	10,444
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,168	181	—	—	3,349

Total operating costs and expenses	245,793	18,909	91,541	(219,929)	136,314

INCOME (LOSS) FROM OPERATIONS	(43,106)	2,945	112,655	—	72,494
INTEREST EXPENSE (INCOME)—Net	50,251	(61)	18,637	—	68,827

INCOME (LOSS) BEFORE INCOME TAXES	(93,357)	3,006	94,018	—	3,667
INCOME TAX EXPENSE (BENEFIT)	(37,674)	1,293	33,415	—	(2,966)

NET INCOME (LOSS)	$(55,683)	$1,713	$60,603	$—	$6,633

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004

(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable—net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other (principally prepaid insurance)	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	533,141	3,836	1,418,687	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	7,911	2,081,700	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentives	13,148	—	—	—	13,148
Accrued interest payable	45,589	—	28,168	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	18,479	30,061	(28,168)	157,946

LONG-TERM DEBT	3,603,900	—	840,000	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	542	274,577	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	28,374	1,144,638	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	10,070	1,805,044	(1,815,112)	129,819
Retained earnings	(13,400)	18,702	564,834	—	570,136
Accumulated other comprehensive loss	1,222	—	—	—	1,222
Other stockholders' equity	—	(3,418)	—	—	(3,418)

Total stockholders' equity	117,639	25,354	2,369,878	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2005 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$433,614	$—	$11,697	$—	$445,311
Accounts receivable-net	39,889	21,808	3,110	—	64,807
Net investment in sales-type leases	22,207	—	—	—	22,207
Prepaid expenses and other current assets	68,078	7,792	90	(46,810)	29,150
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	574,905	29,600	14,897	(46,810)	572,592
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	545,136	4,426	1,356,769	—	1,906,331
NET INVESTMENT IN SALES-TYPE LEASES	69,801	—	—	—	69,801
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—NET	1,140,272	2,511	1,523	(840,000)	304,306
INVESTMENT IN AFFILIATES	657,244	—	—	(657,244)	—
DUE FROM AFFILIATES	(2,773)	8,152	399,021	(404,400)	—

TOTAL ASSETS	$5,223,261	$50,144	$1,772,210	$(1,948,454)	$5,097,161

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,123	$8,774	$1,547	$—	$63,444
Current portion of long-term debt	361,750	—	—	—	361,750
Current portion of satellite incentives	12,565	—	—	—	12,565
Accrued interest payable	18,472	—	46,810	(46,810)	18,472
Dividends payable	5,278	—	—	—	5,278
Deferred gains and revenues	19,286	7,190	—	—	26,476

Total current liabilities	470,474	15,964	48,357	(46,810)	487,985
LONG-TERM DEBT	2,956,250	—	840,000	(840,000)	2,956,250
DEFERRED INCOME TAXES	29,066	67	—	—	29,133
DEFERRED CREDITS AND OTHER (principally customer deposits and deferred revenue)	154,964	554	110,832	—	266,350
DUE TO AFFILIATES	399,021	5,379	—	(404,400)	—

TOTAL LIABILITIES	4,009,775	21,964	999,189	(1,291,210)	3,739,718

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in-capital	788,169	10,069	647,175	(657,244)	788,169
Retained earnings	424,116	21,529	125,846	—	571,491
Accumulated other comprehensive loss	1,201	—	—	—	1,201
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	1,213,486	28,180	773,021	(657,244)	1,357,443

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,223,261	$50,144	$1,772,210	$(1,948,454)	$5,097,161

PANAMSAT CORPORATION

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,472)	$543	$—	$(31,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,814	521	—	75,335
Deferred income taxes	(30,446)	—	—	(30,446)
Amortization of debt issuance costs and other deferred charges	1,991	—	—	1,991
Provision for uncollectible receivables	194	—	—	194
Satellite impairment loss	99,946	—	—	99,946
Facilities restructuring and severance costs	1,855	—	—	1,855
Other non-cash items	(2,872)	(341)	—	(3,213)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,090	—	—	6,090
Operating leases and other receivables	(5,180)	7,639	—	2,459
Prepaid expenses and other assets	4,486	(2,130)	(4,132)	(1,776)
Accounts payable and accrued liabilities	(44,129)	(2,580)	4,132	(42,577)
Deferred gains and revenues	4,894	(3,008)	—	1,886

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,171	644	—	79,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	—	—	(21,684)
Net purchases of short-term investments	(17,200)	—	—	(17,200)
Acquisitions, net of cash acquired	—	(522)	—	(522)

NET CASH USED IN INVESTING ACTIVITIES	(38,884)	(522)	—	(39,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(875)	—	—	(875)
New incentive obligations	16,250	—	—	16,250
Repayments of incentive obligations	(3,413)	—	—	(3,413)
Other equity related transactions	2,615	—	—	2,615

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,577	—	—	14,577

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	—	—	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,830	122	—	54,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,745	342	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,575	$464	$—	$231,039

PANAMSAT CORPORATION

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,683)	$1,713	$60,603	$—	$6,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,285	572	61,908	—	69,765
Deferred income taxes	(39,242)	—	33,193	—	(6,049)
Amortization of debt issuance costs and other deferred charges	5,146	—	—	—	5,146
Provision for uncollectible receivables	90	—	—	—	90
Loss on early extinguishment of debt	9,521	—	—	—	9,521
Facilities restructuring and severance costs	3,349	—	—	—	3,349
Reversal of sales-type lease liabilities	(2,853)	—	—	—	(2,853)
Loss on conversion of sales-type leases	2,307	—	—	—	2,307
Other non-cash items	2,401	433	(3,327)	—	493
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,533	—	—	—	6,533
Operating leases and other receivables	(19,592)	4,877	783	18,641	4,709
Prepaid expenses and other assets	(326)	(942)	(346)	—	(1,614)
Accounts payable and accrued liabilities	(30,502)	(2,043)	18,135	(18,641)	(33,051)
Due from affiliates	696	(240)	3,451	(3,907)	—
Due to affiliates	171,591	(3,907)	(171,413)	3,907	178
Deferred gains and revenues	321	(463)	—	—	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,042	—	2,987	—	64,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(22,047)	—	—	—	(22,047)
Net purchases of short-term investments	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(22,047)	—	—	—	(22,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(290,000)	—	—	—	(290,000)
Capitalized debt issuance costs	(614)	—	—	—	(614)
Repayments of incentive obligations	(3,061)	—	—	—	(3,061)
Capital contribution by parent	658,350	—	—	—	658,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	364,675	—	—	—	364,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	—	—	—	47

NET INCREASE IN CASH AND CASH EQUIVALENTS	403,717	—	2,987	—	406,704
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$433,614	$—	$11,697	$—	$445,311

9% Senior Notes Due 2014

        Our 9% senior notes due 2014 are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. In the third and fourth quarters of 2004, we formed new domestic subsidiaries, which own our satellites. These subsidiaries are guarantors of our 9% senior notes due 2014. As a result, we are now required to present condensed consolidating financial information for our company and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(f). Prior to the second quarter of 2004, all of our subsidiaries, other than the subsidiary guarantors, were minor (as defined in the SEC's Regulation S-X, Rule 3-10(h)). Accordingly, financial information for these other non-guarantor subsidiaries is not separately presented for periods prior to April 1, 2004.

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries (including our newly formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,071	$190,099	$(173,005)	$201,165
Outright sales and sales-type leases	4,265	—	—	4,265

Total revenues	188,336	190,099	(173,005)	205,430

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	10,834	64,501	—	75,335
Direct operating costs (exclusive of depreciation and amortization)	169,592	43,081	(173,005)	39,668
Selling, general and administrative expenses	15,229	2,320	—	17,549
Facilities restructuring and severance cost	1,855	—	—	1,855
Satellite impairment loss	—	99,946	—	99,946

Total operating costs and expenses	197,510	209,848	(173,005)	234,353

LOSS FROM OPERATIONS	(9,174)	(19,749)	—	(28,923)
INTEREST EXPENSE (INCOME)—Net	31,148	(62)	—	31,086

LOSS BEFORE INCOME TAXES	(40,322)	(19,687)	—	(60,009)
INCOME TAX BENEFIT	(20,871)	(7,209)	—	(28,080)

NET LOSS	$(19,451)	$(12,478)	$—	$(31,929)

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$199,080	$220,555	$5,495	$(219,929)	$205,201
Outright sales and sales-type leases	3,607	—	—	—	3,607

Total revenues	202,687	220,555	5,495	(219,929)	208,808

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(2,853)	—	—	—	(2,853)
Depreciation and amortization	7,285	62,404	76	—	69,765
Direct operating costs (exclusive of depreciation and amortization)	210,362	44,066	448	(219,929)	34,947
Selling, general and administrative expenses	15,080	1,378	1,897	—	18,355
Sponsor management fees	10,444	—	—	—	10,444
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,168	181	—	—	3,349

Total operating costs and expenses	245,793	108,029	2,421	(219,929)	136,314

INCOME (LOSS) FROM OPERATIONS	(43,106)	112,526	3,074	—	72,494
INTEREST EXPENSE (INCOME)—Net	50,251	18,580	(4)	—	68,827

LOSS BEFORE INCOME TAXES	(93,357)	93,946	3,078	—	3,667
INCOME TAX EXPENSE (BENEFIT)	(37,674)	34,486	222	—	(2,966)

NET INCOME (LOSS)	$(55,683)	$59,460	$2,856	$—	$6,633

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004

(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable—net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other (principally prepaid insurance)	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841

SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	533,141	1,421,834	689	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	2,081,653	7,958	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentives	13,148	—	—	—	13,148
Accrued interest payable	45,589	28,168	—	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	46,647	1,893	(28,168)	157,946

LONG-TERM DEBT	3,603,900	840,000	—	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	274,794	325	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	1,170,794	2,218	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	1,816,126	(1,012)	(1,815,112)	129,819
Retained earnings	(13,400)	561,966	21,570	—	570,136
Accumulated other comprehensive loss	1,222	—	—	—	1,222
Other stockholders' equity	—	(3,418)	—	—	(3,418)

Total stockholders' equity	117,639	2,374,674	20,558	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2005 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$433,614	$—	$11,697	$—	$445,311
Accounts receivable—net	39,889	21,808	3,110	—	64,807
Net investment in sales-type leases	22,207	—	—	—	22,207
Prepaid expenses and other current assets	68,078	7,792	90	(46,810)	29,150
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	574,905	29,600	14,897	(46,810)	572,592
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	545,136	1,360,591	604	—	1,906,331
NET INVESTMENT IN SALES-TYPE LEASES	69,801	—	—	—	69,801
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—NET	1,140,272	2,511	1,523	(840,000)	304,306
INVESTMENT IN AFFILIATES	657,244	—	—	(657,244)	—
DUE FROM AFFILIATES	(2,773)	402,653	4,520	(404,400)	—

TOTAL ASSETS	$5,223,261	$1,800,810	$21,544	$(1,948,454)	$5,097,161

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,123	$8,774	$1,547	$—	$63,444
Current portion of long-term debt	361,750	—	—	—	361,750
Current portion of satellite incentive obligations	12,565	—	—	—	12,565
Accrued interest payable	18,472	46,810	—	(46,810)	18,472
Dividends payable	5,278	—	—	—	5,278
Deferred gains and revenues	19,286	7,190	—	—	26,476

Total current liabilities	470,474	62,774	1,547	(46,810)	487,985
LONG-TERM DEBT	2,956,250	840,000	—	(840,000)	2,956,250
DEFERRED INCOME TAXES	29,066	67	—	—	29,133
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	154,964	111,320	66	—	266,350
DUE TO AFFILIATES	399,021	5,379	—	(404,400)	—

TOTAL LIABILITIES	4,009,775	1,019,540	1,613	(1,291,210)	3,739,718

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in-capital	788,169	658,257	(1,013)	(657,244)	788,169
Retained earnings	424,116	126,431	20,944	—	571,491
Accumulated other comprehensive income	1,201	—	—	—	1,201
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	1,213,486	781,270	19,931	(657,244)	1,357,443

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,223,261	$1,800,810	$21,544	$(1,948,454)	$5,097,161

PANAMSAT CORPORATION

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,451)	$(12,478)	$—	$(31,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,834	64,501	—	75,335
Deferred income taxes	(22,961)	(7,485)	—	(30,446)
Amortization of debt issuance costs and other deferred charges	1,991	—	—	1,991
Provision for uncollectible receivables	194	—	—	194
Satellite impairment loss	—	99,946	—	99,946
Facilities restructuring and severance costs	1,855	—	—	1,855
Other non-cash items	(2,872)	(341)	—	(3,213)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,090	—	—	6,090
Operating leases and other receivables	(5,180)	7,639	—	2,459
Prepaid expenses and other assets	354	(2,130)	—	(1,776)
Accounts payable and accrued liabilities	(44,129)	1,552	—	(42,577)
Due from affiliates	4,132	(43,474)	39,342	—
Due to affiliates	43,474	(4,132)	(39,342)	—
Deferred gains and revenues	4,894	(3,008)	—	1,886

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,775)	100,590	—	79,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(21,684)	—	—	(21,684)
Net purchases of short-term investments	(17,200)	—	—	(17,200)
Investments in affiliates	99,946	—	(99,946)	—
Acquisitions, net of cash acquired	—	(522)	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	61,062	(522)	(99,946)	(39,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(875)	—	—	(875)
New incentive obligations	16,250	—	—	16,250
Repayments of incentive obligations	(3,413)	—	—	(3,413)
Other equity related transactions	2,615	(99,946)	99,946	2,615

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,577	(99,946)	99,946	14,577

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	—	—	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,830	122	—	54,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,745	342	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,575	$464	$—	$231,039

PANAMSAT CORPORATION

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,683)	$59,460	$2,856	$—	$6,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,285	62,404	76	—	69,765
Deferred income taxes	(39,242)	33,193	—	—	(6,049)
Amortization of debt issuance costs and other deferred charges	5,146	—	—	—	5,146
Provision for uncollectible receivables	90	—	—	—	90
Loss on early extinguishment of debt	9,521	—	—	—	9,521
Facilities restructuring and severance costs	3,349	—	—	—	3,349
Reversal of sales-type lease liabilities	(2,853)	—	—	—	(2,853)
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Other non-cash items	2,401	433	(3,327)	—	(493)
Changes in assets and liabilities:
Collections on investments in sales-type leases	6,533	—	—	—	6,533
Operating leases and other receivables	(19,592)	4,877	783	18,641	4,709
Prepaid expenses and other assets	(326)	(942)	(346)	—	(1,614)
Accounts payable and accrued liabilities	(30,502)	16,598	(506)	(18,641)	(33,051)
Due from affiliate	696	(240)	3,451	(3,907)	—
Due to affiliate	171,591	(175,320)	—	3,907	178
Deferred gains and revenues	321	(463)	—	—	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,042	—	2,987	—	64,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(22,047)	—	—	—	(22,047)
Net purchases of short-term investments	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(22,047)	—	—	—	(22,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(290,000)	—	—	—	(290,000)
Capitalized debt issuance costs	(614)	—	—	—	(614)
Repayments of incentive obligations	(3,061)	—	—	—	(3,061)
Capital contribution by parent	658,350	—	—	—	658,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	364,675	—	—	—	364,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	—	—	—	47

NET INCREASE IN CASH AND CASH EQUIVALENTS	403,717	—	2,987	—	406,704
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$433,614	$—	$11,697	$—	$445,311

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K filed with the SEC on March 22, 2005, all amendments thereto, and all of our other filings filed with the SEC from March 22, 2005 through the date of this report.

Management Overview

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock to repay a portion of the borrowings under our Term Loan A Facility, redeem a portion of our 9% senior notes due 2014 and pay a dividend to its preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, Holdco utilized a portion of these net proceeds to make an additional equity contribution to us of approximately $658.4 million. We used approximately $265.0 million of these funds to repay a portion of the borrowings under our Term Loan A Facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders.

Stock Split and Reverse Stock Split

        In connection with the Recapitalization, on August 20, 2004, our board of directors effected an approximately 4.37 for 1 stock split of our common stock. In addition, on December 17, 2004, we amended and restated our certificate of incorporation to effect a 1 for approximately 200,000 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts, as well as the par value amounts and additional paid-in-capital amounts related to our shares, contained in this quarterly report have been restated to give retroactive effect to the stock split and the reverse stock split.

Results of Operations—Three Months Ended March 31, 2004 and 2005

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues
Operating leases, satellite services and other	$201,165	$205,201	$4,036	2.0%
Outright sales and sales-type leases	4,265	3,607	(658)	(15.4)%

Total revenues	205,430	208,808	3,378	1.6%

Costs and expenses
Cost of outright sales and sales-type leases	—	(2,853)	(2,853)
Depreciation and amortization expense	75,335	69,765	(5,570)	(7.4)%
Direct operating costs (exclusive of depreciation and amortization)	39,668	34,947	(4,721)	(11.9)%
Selling, general and administrative expenses	17,549	18,355	806	4.6%
Sponsor management fees	—	10,444	10,444
Loss on termination of sales-type leases	—	2,307	2,307
Facilities restructuring and severance costs	1,855	3,349	1,494	80.5%
Satellite impairment loss	99,946	—	(99,946)

Total operating costs and expenses	234,353	136,314	(98,039)	(41.8)%

Income (loss) from operations	(28,923)	72,494	101,417	350.6%
Interest expense - Net	31,086	68,827	37,741	121.4%

Income (loss) before income taxes	(60,009)	3,667	63,676	106.1%
Income tax benefit	(28,080)	(2,966)	25,114	89.4%

Net income (loss)	$(31,929)	$6,633	$38,562	120.8%

        Revenues—Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the first quarter of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the first quarter of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        The increase in total revenues was primarily attributable to higher program distribution and DTH revenues of approximately $8.2 million and higher occasional services and other revenue of approximately $2.3 million, offset partially by a $5.4 million reduction in network services revenues and a reduction in government services revenues of $1.1 million, as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-type Leases—The decrease to cost of sales-type leases during the three months ended March 31, 2005 was due to the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $4.9 million on our Galaxy 3R satellite which was fully depreciated in January 2005;

  •
  lower depreciation of $3.4 million on our Galaxy 5 and PAS-6 satellites that were de-orbited over the last twelve months;

  •
  lower non-satellite depreciation of $3.4 million resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004 and communications equipment which was written-off during the last twelve months; and

  •
  lower depreciation on Galaxy 4R of $0.9 million, as a result of the allocation of insurance proceeds against the carrying values of this satellite.

        These decreases were partially offset by accelerated depreciation of $7.1 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS 1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the first quarter of 2004, is due primarily to lower in-orbit insurance costs of $1.6 million as a result of reduced or expired satellite insurance policies since the first quarter of 2004 and a decrease in G2 direct operating costs of approximately $2.2 million, as compared to the first quarter of 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the first quarter of 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was primarily due to non-cash reserve adjustments of approximately $2.6 million, which were recorded during the first quarter of 2004. This increase was partially offset by decreases in compensation and benefits of approximately $1.1 million resulting from reduced headcount/operational efficiencies obtained since the first quarter of 2004.

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco's initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the three months ended March 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

        Loss on termination of sales-type leases—In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively. The increase in these costs during the first quarter of 2005 was primarily due to the following:

  •
  During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and $2.5 million, respectively, related to our teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

  •
  During the first quarter of 2004, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to another of our idle facilities. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Satellite impairment loss—In the first quarter of 2004, we recorded a non-cash charge of $99.9 million in relation the impairment, and subsequent de-orbiting of our PAS-6 satellite. This resulted in an approximate $63.3 million non-cash charge to net income after taxes during this period. PAS-6 had been previously replaced and was being used as a backup for another satellite prior to de-orbiting.

        Income from Operations—The increase in income from operations of $101.4 million was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004 and the other changes in revenues and operating expenses discussed above, including the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Interest Expense - Net—Interest Expense-Net consisted of the following (in thousands):

	Three Months Ended March 31,
			Dollar Change
	2004	2005
Gross interest expense	$33,239	$74,100	$40,861
Less: Interest income	1,880	563	(1,317)
Less: Capitalized interest	273	4,710	4,437

Total interest expense, net	$31,086	$68,827	$37,741

        Interest expense - Net increased primarily as a result of:

  •
  approximately $31.3 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below); and

  •
  the write-off of approximately $9.5 million of debt issuance costs in the first quarter of 2005, as a result of the repayment of $290 million of indebtedness under our senior secured credit facilities during this period;

  •
  lower interest income of $1.3 million due primarily to lower cash balances maintained during the first quarter of 2005 as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $4.4 million during the first quarter of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the first quarter of 2004.

        Income Tax Benefit—The decrease in income tax benefit was primarily due to the income tax effect of the PAS-6 satellite impairment loss recorded during the first quarter of 2004. The income tax benefit during the first quarter of 2005 reflects a one-time tax benefit for the payment of a $10 million sponsor management fee. All other items of income and expense during the first quarter of 2005 were tax effected at an effective rate of 9.2%.

  Selected segment data

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues:
FSS	$189,427	$193,869	$4,442	2.3%
G2	21,816	20,459	(1,357)	(6.2)%
Eliminations	(5,813)	(5,520)	293	5.0%

Total revenues	$205,430	$208,808	$3,378	1.6%

Income from operations:
FSS	$(30,673)	$69,513	$100,186	326.6%
G2	1,750	2,981	1,231	70.3%

Total income from operations	$(28,923)	$72,494	$101,417	350.6%

Segment EBITDA:
FSS	$151,802	$160,049	$8,247	5.4%

G2	$2,188	$3,422	$1,234	56.4%

        As a result of the Recapitalization, we began utilizing Segment EBITDA (as defined below) as a measure of performance for our operating segments during the third quarter of 2004. We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments ("Segment EBITDA"). Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit's performance based on its Segment EBITDA results. See Note 11 "Operating Segments" to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

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

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
FSS Revenues:
Video Services	$124,184	$134,673	$10,489	8.4%
Network Services	55,592	50,217	(5,375)	(9.7)%
Government Services	5,813	5,517	(296)	(5.1)%
Consulting/Technical Services	3,838	3,462	(376)	(9.8)%

Total FSS revenues	$189,427	$193,869	$4,442	2.3%

Revenues.

        The increase in FSS revenues of $4.5 million was primarily attributable to higher video services revenues of $10.5 million, offset partially by a $5.4 million reduction in network services revenues as follows:

  Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH revenues of approximately $8.2 million and higher occasional services and other revenue of approximately $2.3 million. The increase in program distribution and DTH revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization, offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004. The increase in occasional services and other revenues is due primarily to multi-year minimum commitment agreements entered into with video resellers during the first quarter of 2005 as well as the coverage of various special events, which occurred during the first quarter of 2005.

  Network Services.    The decrease in network services revenues was primarily attributable the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $4.2 million reduction in network services revenues during the first quarter of 2005, as compared to the first quarter of 2004. The remaining $1.2 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and our Pacific Ocean region, primarily due to customer contract expirations and customer credit related issues. These decreases were partially offset by increases in revenues in our North America region.

        Income from Operations.    The increase in income from operations of $100.2 million was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004 and the other changes in revenues and operating expenses discussed above, including the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA is due to the increased FSS revenues of $4.5 million and lower operating expenses of $3.7 million, due primarily to the reversal of approximately $2.9 million of in-orbit insurance liabilities in the first quarter of 2005 related to sales-type leases on our Galaxy 10R satellite that are no longer insured, as described above.

G2 Segment

        Revenue.    The decrease in G2 segment revenues of $1.4 million for the three months ended March 31, 2005 was due primarily to a reduction in revenues of $1.5 million as a result of delays in the construction of an L-Band payload on Galaxy 15.

        Income from operations and Segment EBITDA.    Income from operations and Segment EBITDA both increased by $1.2 million as compared to the same period in 2004. These increases were primarily due to a decrease in G2 direct operating costs of approximately $2.2 million and a decrease in G2 segment revenues of $1.4 million. The decrease in G2 direct operating costs resulted from a shift in the composition of G2 revenues to services /products with higher margins during the first quarter of 2005, as compared to the same period in 2004. Revenues related to the lease of satellite capacity with higher margins increased in the first quarter of 2005, while revenues related to the sale of equipment, with lower margins, decreased as compared to 2004.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2004 and March 31, 2005 was $4.90 billion and $4.76 billion, respectively. The change in contracted backlog of approximately $140 million was the result of customer contract activity during the first quarter of 2005 (approximately $208 million of customer billings during the quarter partially offset by net new contracted backlog of approximately $68 million as a result of the execution of customer contracts). Our contracted backlog as of March 31, 2005 also included approximately $1.43 billion relating to future services on satellites we expect to launch.

Satellite Deployment Plan

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously spent $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. See "Commitments and Contingencies—Satellite Commitments" below.

        We expect to launch five satellites by the end of 2007 as follows:

Satellite	Expected Launch Date
Galaxy 14	Third quarter of 2005
Galaxy 15	Third quarter of 2005
Galaxy 16	Second quarter of 2006
PAS 11	Second quarter of 2007
Galaxy 18	Third quarter of 2007

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

Liquidity and Capital Resources

  Initial Public Offering

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock to repay a portion of the borrowings under our Term Loan A Facility, redeem a portion of our 9% Senior Notes due 2014 and pay a dividend to its preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, Holdco utilized a portion of these net proceeds to make an additional equity contribution to us of approximately $658.4 million. We used approximately $265.0 million of the funds to repay a portion of our borrowings under our Term Loan A Facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% Senior Notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes. In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that we repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum required total leverage ratio covenant;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 10, "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this quarterly report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing our senior notes.

  Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco for payment as a dividend to its stockholders. On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million. This dividend was paid in April 2005.

  Cash and Cash Equivalents

        At March 31, 2005, we had cash and cash equivalents of $445.3 million, compared to $38.6 million at December 31, 2004. On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock to repay a portion of the borrowings under our Term Loan A Facility, redeem a portion of our 9% Senior Notes due 2014 and pay a dividend to its preexisting stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering).

        On March 22, 2005, Holdco utilized a portion of these net proceeds to make an additional equity contribution to us of approximately $658.4 million. We used approximately $265.0 million of the funds to repay a portion of our borrowings under our Term Loan A Facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes.

        During the three months ended March 31, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $64.0 million of cash flows from operations;

  •
  made $22.0 million of capital expenditures;

  •
  prepaid $25 million of outstanding debt on PanAmSat's Term Loan A Facility from available cash on hand; and

  •
  made $87.9 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations.

	Three Months Ended
	March 31, 2004	March 31, 2005	Dollar Change
	(In thousands)
Net cash provided by operating activities	$79,815	$64,029	$(15,786)
Net cash used in investing activities	(39,406)	(22,047)	17,359
Net cash provided by financing activities	14,577	364,675	350,098
Effect of exchange rate changes on cash	(34)	47	81

        The decrease in the net cash provided by operating activities was due to an increase in cash paid for interest of approximately $28.5 million, the $10.0 million of Sponsor management fees paid during the first quarter of 2005 and an increase in cash paid for taxes of approximately $4.2 million. These decreases were offset partially by higher net income and a decrease in cash used for accounts payable and accrued liabilities of approximately $9.5 million due primarily to the timing of payments. The increase in cash paid for interest is due to higher outstanding debt balances maintained with higher average interest rates during the first quarter of 2005, as compared to the same period in 2004. The increase in cash paid for income taxes relates primarily to $4.0 million of state income taxes paid during the first quarter of 2005 that are subject to reimbursement pursuant to our tax indemnification agreement with The DIRECTV Group.

        The decrease in net cash used in investing activities was primarily due to a reduction in purchases of short-term investments of approximately $17.2 million, as compared to the first quarter of 2004.

        The increase in cash provided by financing activities was primarily due to the cash impact of Holdco's initial public offering, which was completed in March 2005. As a result of its initial public offering, during the first quarter of 2005 Holdco made an additional equity investment in us of $658.4 million We repaid $265.0 million of debt with these funds. Additionally, during the first quarter of 2005, we made a voluntary debt repayment from cash on hand of approximately $25.0 million.

        We expect that for the year ended December 31, 2005 cash payments in respect of capital expenditures, including approximately $22 million of incentive payments and interest on satellites in service, will be in the range of $155 million to $170 million and that cash interest on our debt obligations will be in the range of $200 million to $215 million. Dividend payments to Holdco for the year ended December 31, 2005, after completion of Holdco's initial public offering, are expected to be approximately $100 million. Based upon the current level of operations, we believe that cash flows from operations, available cash and cash equivalents, together with borrowings available under our senior secured credit facilities, will be adequate to meet these expected payments.

        Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, to make dividend payments to Holdco, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

  Long-term Debt

        With a portion of the proceeds from Holdco's initial public offering, we repaid approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005 and we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of the notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the borrowings of the Term Loan A Facility with cash on hand on March 22, 2005.

        As of March 31, 2005, long-term debt consisted of the following (in thousands):

March 31, 2005
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	384,310
Term Loan B due 2011	1,647,500
9% Senior Notes due 2014	1,010,000

3,318,000
Less: current maturities	361,750

Total Long-Term Debt	$2,956,250

        Our current maturities of long-term debt as of March 31, 2005 included the $353.5 million of debt repayments, which were made on April 1, 2005 in relation to our 9% senior notes due 2014.

        Holdco's primary source of liquidity is cash flow generated from the operations of its subsidiaries, including us. Holdco's ability to pay dividends on its common stock and make payments on its senior discount notes is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and 9% senior notes are the two contractual obligations of ours that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

        Concurrent with the completion of Holdco's initial public offering, we amended our senior secured credit facilities.

        Borrowings under our senior secured credit facilities will bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. Borrowings under the senior secured credit facilities will be subject to adjustment based on a pricing grid.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B Facility, which matures in August 2011. At March 31, 2005, the interest rates on the Term Loan A Facility and Term Loan B Facility were LIBOR plus 2.5% and LIBOR plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of March 31, 2005 on an annual basis was 0.50%. As of March 31, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.5% as of March 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio. Fees charged by the lenders were capitalized as debt issuance costs and are amortized over the terms of the revolving credit facility, the Term Loan A Facility, and the Term Loan B Facility.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by our current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        Fees charged by the lenders for the issuance of the 9% senior notes were capitalized as debt issuance costs and are amortized over the term of the notes. The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        As of March 31, 2005, we had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of March 31, 2005, we also had outstanding $1.2 million of 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of March 31, 2005, we were in compliance with all such covenants.

        The indenture governing our 9% senior notes and our senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our 9% senior notes due 2014 and our senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that we immediately repay all amounts outstanding under such facilities and a prohibition on our paying dividends to Holdco, and non compliance with the debt incurrence ratios contained in our 9% senior notes could prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends on our common stock, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, our ability to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

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

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$79,815	$64,029
Depreciation and amortization	(75,335)	(69,765)
Deferred income taxes	30,446	6,049
Amortization of debt issue costs and other deferred charges	(1,991)	(5,146)
Provision for uncollectible receivables	(194)	(90)
Other non-cash items	3,213	493
Satellite impairment loss	(99,946)	—
Loss on termination of sales-type leases	—	(2,307)
Facilities restructuring and severance costs	(1,855)	(3,349)
Reversal of sales-type lease liabilities	—	2,853
Loss on early extinguishment of debt	—	(9,521)
Changes in assets and liabilities, net of acquired assets and liabilities	33,918	23,387

Net income (loss)	$(31,929)	$6,633

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$(31,929)	$6,633
Interest expense, net	31,086	68,827
Income tax benefit	(28,080)	(2,966)
Depreciation and amortization	75,335	69,765

EBITDA	$46,412	$142,259

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$46,412	$142,259
Adjustment of sales-type leases to operating leases(a)	6,090	6,533
Loss on termination of sales-type leases(b)	—	2,307
Satellite impairment(c)	99,946	—
Restructuring charges(d)	1,855	3,349
Reserves for long-term receivables(e)	—	(2,853)
Reversal of allowance for customer credits(f)	2,700	—
Transaction-related costs(g)	—	10,533
Other items(h)	(3,013)	1,343

Adjusted EBITDA	$153,990	$163,471

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

(b)
For the three months ended March 31, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the three months ended March 31, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 7 "Facilities Restructuring and Severance Costs" to our condensed consolidated financial statements appearing elsewhere in this quarterly report).

(e)
For the three months ended March 31, 2005, amount represents the reversal of approximately $2.9 million of in-orbit insurance liabilities related to sales-type leases on our Galaxy 10R satellite that are no longer insured. In January 2005, the insurance policy covering our Galaxy 10R satellite expired, was not replaced and as a result, this satellite and its related assets are no longer insured.

(f)
For the three months ended March 31, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three months ended March 31, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us and (ii) third party costs incurred in relation to the amendment of our senior secured credit facility which was effective in March 2005.

(h)
For the three months ended March 31, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $0.8 million of non-cash stock compensation expense and (y) $0.2 million loss from an investment accounted for by the equity method. For the three months ended March 31, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors for the period from January 1, 2005 through March 22, 2005, (ii) $0.3 million loss on disposal of fixed assets and (iii) $0.6 million of non-cash stock compensation expense.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

  Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $43 thousand. In June of 2004, in connection with the repayment of the term loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, PanAmSat exchanged its floating-rate obligation on $1.25 billion of its Term Loan B facility for a fixed-rate obligation, subject to scheduled rate increases based on the Libor rate used as described in the following table:

Start Date	End Date	Total Notional of all Trades	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3 Month LIBOR
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3 Month LIBOR
12/14/2005	3/14/2006	$1,250,000,000	4.178%	3 Month LIBOR
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

        The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of March 31, 2005, based upon quoted market prices from the counterparties, reflected a long-term asset of approximately $0.6 million. Through March 31, 2005, the interest rate swap was undesignated and therefore changes in its fair value through March 31, 2005 have been recorded within our consolidated statement of operations.

  Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $1.9 million and $3.3 million for the three months ended March 31, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004.

In December 2004, we entered into an agreement to sell our Homestead teleport for approximately $3.3 million, net of associated selling costs. At December 31, 2004 and March 31, 2005, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheets. We expect to complete the sale of the Homestead teleport in the second quarter of 2005.During the three months ended March 31, 2004 and 2005, we recorded charges of $0.5 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended March 31, 2004 and 2005, we recorded severance charges of $0 and $0.4 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        During the three months ended March 31, 2005, we made approximately $0.8 million of payments in relation to the facilities restructuring and severance reserves, primarily relating to lease obligations. As of March 31, 2005 we had $7.1 million of facilities restructuring and severance accruals remaining, primarily relating to long-term lease obligations.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2–3 Years	4–5 Years	After 5 Years
	(in thousands)
Total Debt:
Senior Secured Credit Facility	$2,031,810	$8,250	$77,510	$373,200	$1,572,850
9% Senior Notes Due 2014	1,010,000	353,500	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	3,318,000	361,750	227,510	373,200	2,355,540
Interest payments(2)	1,604,223	212,022	446,145	401,304	544,752
Satellite Incentive Obligations	107,869	12,565	25,564	24,020	45,720
Operating Leases	30,534	5,590	10,035	8,601	6,308
Satellite Construction and Launch Contracts	190,264	104,251	40,999	4,207	40,807
Customer Contracts	44,848	15,651	11,334	5,984	11,879
Vendor Contracts	55,906	12,286	18,458	11,568	13,594

Total Contractual Obligations	$5,351,644	$724,115	$780,045	$828,884	$3,018,600

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

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of March 31, 2005, we had $107.9 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of March 31, 2005, we had approximately $180.4 million of expenditures remaining under existing satellite construction contracts and $9.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of March 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16 and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the third quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer.

        We had previously paid $65.8 million for launch costs originally intended for the launch of Galaxy 8-iR. As a result of the termination of the Galaxy 8-iR construction contract, we expect to use this launch for one of our satellites currently under construction.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. We expect to launch PAS-11 in the second quarter of 2007. After signing the PAS-11 contract on April 12, 2005, the aggregate remaining capital expenditures for our satellites under construction were approximately $270 million as of that date, the majority of which will be paid over the next two years.

Satellite Insurance

        As of March 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $579.1 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $706.3 million. We had 17 uninsured satellites in orbit as of March 31, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8 and Galaxy 9, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12 and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $254.2 million as of March 31, 2005.

        Of the insured satellites, as of March 31, 2005, three were covered by Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second such satellite, Galaxy 4R, for which we have received insurance proceeds, has a remaining policy covering $19.1 million of investments in sales-type leases that also has a policy exclusion for XIPS related anomalies. Galaxy 4R is currently operating on its backup bi-propellant propulsion system. The third satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At March 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1,008.8 million. Of this amount, $752.2 million related to uninsured satellites and $256.6 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of March 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $30.5 million.

Customer and Vendor Obligations

        We have certain contracts with our customers, which require us to provide equipment, services and other support during the term of the related contracts with us. As of March 31, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $44.8 million related to the provision of equipment, services and other support.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of March 31, 2005, we have commitments under these vendor contracts which aggregated approximately $55.9 million related to the provision of equipment, services and other support.

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

        We and Holdco granted stock options to certain employees subsequent to the Recapitalization. In October 2004, the options granted by us were assumed by Holdco. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, Holdco has the right, but not the obligation, to call the common stock held by employees and therefore no contingent obligation would exist for us.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Transactions, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Transactions in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate hedges. See "—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

        We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use different methodologies to determine the impact of these hypothetical changes on our fixed rate public debt and sales-type leases and on our variable rate debt.

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, we exchanged its floating-rate obligation on $1.25 billion of our Term Loan B facility for a fixed-rate obligation. See "—Interest Rate Swap Agreements" above.

        We have effectively mitigated our cash interest exposure in relation to $1.35 billion of our Term Loan B facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $682 million, which is subject to variable interest rates, will be subject to increases in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        As of March 31, 2005, long-term debt consisted of fixed-rate borrowings of approximately $1.29 billion and floating rate debt of approximately $2.03 billion. In addition, we had two fixed interest rate swap agreements on notional amounts of $1.25 billion and $100 million. See "—Liquidity and Capital Resources—Long-term debt" above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At March 31, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 9% and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $68.2 million and $2.5 million, respectively, as of March 31, 2005.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at March 31,

2005 would be a reduction in cash flows of approximately $4.2 million and an increase in net loss of approximately $2.6 million.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $30.5 million for the three months ended March 31, 2004, or 14.9% of our total revenues for that same period.

        In addition, The DIRECTV Group leases to us office space in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three months ended March 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.6 million. In addition, during the three months ended March 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.1 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.4 million for the three months ended March 31, 2004, or 9.9% of our revenues for that same period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors have provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment), of which $0.4 million was accrued for as of March 31, 2005. The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.2 million of expenses during the three months ended March 31, 2005 to Capstone Consulting, all of which was paid at March 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.76 billion as of March 31, 2005 is approximately $5.0 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risks."

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT CORPORATION

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $8.8 million (reduced from an initial assessment of $15.2 million) against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $39.2 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us against certain withholding tax liabilities including foreign withholding tax obligations. See "Certain Relationships and Related Party Transactions".

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

*
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAMSAT CORPORATION
May 16, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

PANAMSAT CORPORATION
WEBSITE ACCESS TO COMPANY'S REPORTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) (IN THOUSANDS)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FSS Revenue by Service-Type
PANAMSAT CORPORATION PART II—OTHER INFORMATION
SIGNATURE