Form 10-Q
period 2005-06-30
PANAMSAT CORP /NEW/
filed 2005-08-09
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

  ☒
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

  ☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 0-22531

PANAMSAT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4607698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Westport Road, Wilton, Connecticut	06897
(Address of principal executive offices)	(Zip Code)

(203) 210-8000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

        As of August 8, 2005, an aggregate of 548 shares of our common stock were outstanding.

PANAMSAT CORPORATION

i

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

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Reference is also made to such other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS)

	June 30, 2004	June 30, 2005
REVENUES:
Operating leases, satellite services and other	$202,732	$210,345
Outright sales and sales-type leases	4,093	3,507

Total revenues	206,825	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(1,450)
Depreciation and amortization	71,312	67,165
Direct operating costs (exclusive of depreciation and amortization)	40,167	33,891
Selling, general and administrative expenses	49,756	19,565
Loss on undesignated interest rate swap	—	18,637
Facilities restructuring and severance costs	573	416
Transaction-related costs	500	—

Total operating costs and expenses	162,308	138,224

INCOME FROM OPERATIONS	44,517	75,628
INTEREST EXPENSE - Net	33,623	94,776

INCOME (LOSS) BEFORE INCOME TAXES	10,894	(19,148)
INCOME TAX EXPENSE (BENEFIT)	228	(272)

NET INCOME (LOSS)	$10,666	$(18,876)

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS)

	June 30, 2004	June 30, 2005
REVENUES:
Operating leases, satellite services and other	$403,897	$415,546
Outright sales and sales-type leases	8,358	7,114

Total revenues	412,255	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	(4,303)
Depreciation and amortization	146,647	136,930
Direct operating costs (exclusive of depreciation and amortization)	79,835	68,838
Selling, general and administrative expenses	67,305	37,920
Loss on undesignated interest rate swap	—	18,637
Sponsor management fees	—	10,444
Loss on termination of sales-type lease	—	2,307
Transaction-related costs	500	—
Facilities restructuring and severance costs	2,428	3,765
Satellite impairment loss	99,946	—

Total operating costs and expenses	396,661	274,538

INCOME FROM OPERATIONS	15,594	148,122
INTEREST EXPENSE - Net	64,709	163,603

LOSS BEFORE INCOME TAXES	(49,115)	(15,481)
INCOME TAX BENEFIT	(27,852)	(3,238)

NET LOSS	$(21,263)	$(12,243)

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,607	$119,419
Accounts receivable - net	69,380	61,586
Net investment in sales-type leases	24,776	18,735
Prepaid expenses and other current assets	25,961	24,391
Deferred income taxes	7,817	7,817
Assets held for sale	3,300	—

Total current assets	169,841	231,948
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	1,955,664	1,906,831
NET INVESTMENT IN SALES-TYPE LEASES	74,990	67,452
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - Net	319,869	291,885

TOTAL ASSETS	$4,764,495	$4,742,247

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,491	$88,619
Current portion of long-term debt	4,100	12,400
Current portion of satellite incentive obligations	13,148	12,260
Accrued interest payable	45,589	36,079
Dividends payable	—	47,507
Deferred gains and revenues	26,618	17,977

Total current liabilities	157,946	214,842
LONG-TERM DEBT	3,603,900	2,923,700
DEFERRED INCOME TAXES	33,790	27,519
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	286,620

TOTAL LIABILITIES	4,066,736	3,452,681

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock $0.01 par value; 1,000 shares authorized, at both December 31, 2004 and June 30, 2005, respectively, and 548 shares outstanding at both December 31, 2004 and June 30, 2005, respectively	—	—
Additional paid-in-capital	129,819	788,169
Retained earnings	570,136	505,108
Accumulated other comprehensive income (loss)	1,222	(293)
Other stockholders' equity	(3,418)	(3,418)

TOTAL STOCKHOLDER'S EQUITY	697,759	1,289,566

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,764,495	$4,742,247

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

					Accumulated Other Comprehensive Income (Loss), net of tax
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Other Stockholder's Equity(1)		Comprehensive Income (Loss)
	Shares	Amount					Total
BALANCE, JANUARY 1, 2005	548	$—	$129,819	$570,136	$1,222	$(3,418)	$697,759
Additional investment from parent with proceeds from initial public offering	—	—	658,350	—	—	—	658,350
Foreign currency translation adjustment	—	—	—	—	253	—	253	$253
Unrealized loss on interest rate hedge	—	—	—	—	(1,768)	—	(1,768)	(1,768)
Dividends to stockholder	—	—	—	(52,785)	—	—	(52,785)	—
Net loss	—	—	—	(12,243)	—	—	(12,243)	(12,243)

BALANCE, JUNE 30, 2005	548	$—	$788,169	$505,108	$(293)	$(3,418)	$1,289,566	$(13,758)

(1)
Represents excess of purchase price over historical cost basis of net assets acquired.

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005
(IN THOUSANDS)

	June 30, 2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,263)	$(12,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,647	136,930
Deferred income taxes	(30,528)	(4,944)
Amortization of debt issuance costs and other deferred charges	3,962	9,749
Loss on undesignated interest rate swap	—	18,637
Provision for uncollectible receivables	30,456	33
Loss on early extinguishment of debt	5,455	24,161
Satellite impairment loss	99,946	—
Facilities restructuring and severance costs	2,021	3,765
Reversal of sales-type lease liabilities	—	(4,303)
Loss on termination of sales-type lease	—	2,307
Other non-cash items	(3,208)	(1,664)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	13,219
Operating leases and other receivables	(1,183)	7,145
Prepaid expenses and other assets	(4,517)	3,606
Accounts payable and accrued liabilities	(22,308)	(19,775)
Due from affiliate	—	125
Deferred gains and revenues	4,352	(8,641)

NET CASH PROVIDED BY OPERATING ACTIVITIES	222,259	168,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	(65,802)
Insurance proceeds from satellite recoveries	286,915	—
Net sales of short-term investments	170,659	—
Proceeds from the sale of teleport	—	3,161
Acquisitions, net of cash acquired	(522)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	373,166	(62,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(350,000)	(671,900)
Contribution of dividends to parent	—	(5,278)
Capital contribution by parent	—	658,350
Capitalized debt issuance costs	—	(632)
New incentive obligations	16,250	—
Repayments of incentive obligations	(6,818)	(6,441)
Other equity related transactions	3,493	—

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	(25,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	1,247

NET INCREASE IN CASH AND CASH EQUIVALENTS	258,214	80,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176,087	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$434,301	$119,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$4,752	$1,502

Cash paid for interest	$64,882	$151,828

Cash received for taxes	$109	$65

Cash paid for taxes	$1,833	$6,007

See notes to condensed consolidated financial statements.

PANAMSAT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

        Within these consolidated financial statements, PanAmSat Corporation and its subsidiaries are referred to as "PanAmSat", "we", "us" and "our". The term "Holdco" refers to our parent company, PanAmSat Holding Corporation.

        These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2004 and 2005 and cash flows for the six months ended June 30, 2004 and 2005. Certain prior period amounts have been reclassified to conform to the current period's presentation. Operating results for the three and six months ended June 30, 2004 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2004 included within our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") filed with the SEC on March 22, 2005, all amendments thereto, and all of our other filings filed with the SEC from March 22, 2005 through the date of this report.

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

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of PanAmSat's outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share. As a result of and immediately following that contribution, PanAmSat's then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat, and PanAmSat became a wholly-owned subsidiary of Holdco.

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

(2)   Holdco Initial Public Offering

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock to repay a portion of the borrowings under our Term Loan A Facility, redeem a portion of our 9% senior notes due 2014 and pay a dividend to its pre-existing stockholders. The net proceeds of the initial public offering were approximately $850 million (net of underwriting discounts, fees and expenses associated with the initial public offering). On March 22, 2005, Holdco utilized a portion of these net proceeds to make an equity contribution to us of approximately $658.4 million. We used approximately $265.0 million of these funds to repay a portion of the borrowings under our Term Loan A Facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes. In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

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

(3)   Dividend Policy of Parent

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On March 21, 2005 our board of directors declared a dividend to Holdco of approximately $5.28 million. This dividend was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on July 14, 2005.

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

(5)   Long-term Debt

        With a portion of the proceeds from its initial public offering, Holdco made an equity contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of our 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

        During the six months ended June 30, 2005, we recorded non-cash charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 redemption of our 9% senior notes in April 2005 and the $318.4 million of voluntary debt repayments made on our Term Loan A facility during this period.

        As of December 31, 2004 and June 30, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	674,310	355,910
Term Loan B / Term Loan B-1 due 2011	1,647,500	1,647,500
9% Senior Notes due 2014	1,010,000	656,500

	3,608,000	2,936,100
Less: current maturities	4,100	12,400

Total Long-Term Debt	$3,603,900	$2,923,700

        At June 30, 2005, we had total debt outstanding of approximately $2.9 billion, including current maturities of $12.4 million related to our Term Loan B-1 facility due 2011.

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

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At June 30, 2005, the interest rates on the Term Loan A Facility and Term Loan B-1 Facility were 1 month LIBOR of 3.24% plus 1.75% and 3 month LIBOR of $3.40% plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2005 on an annual basis was 0.25%. As of June 30, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of June 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        As of June 30, 2005, we had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of June 30, 2005, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2005, we were in compliance with all such covenants.

(6)   Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities that were repaid in 2004, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In June of 2004, in connection with the repayment of the Term Loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, we exchanged our floating-rate obligation on $1.25 billion of our Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the LIBOR rate used. The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparties, reflected a long-term liability of approximately $22.1 million. Through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value through May 24, 2005 have been recorded within operating costs and expenses in our consolidated statement of operations. As of May 25, 2005, the swap was considered a designated cash flow hedge and deemed effective, and therefore qualifies for hedge accounting treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). At the end of each fiscal quarter, we must measure any ineffectiveness of the hedged transaction, and record this as an adjustment to interest expense in the consolidated statement of operations. Quarterly changes in the hedged asset or liability after May 24, 2005, representing effectiveness of the hedge, will be recorded within comprehensive income (loss) in our consolidated balance sheet and will be reclassified into interest expense in the period in which the hedge affects earnings. At June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

        On the interest rate reset date of June 14, 2005, the interest rate which the counterparties will utilize on September 14, 2005 to compute interest due to us was determined to be 3.40%. This will result in us paying the counterparties approximately $473 thousand on September 14, 2005 (the difference between the rate we must pay of 3.548% and the rate we will receive from the counterparties of 3.40%).

(7)   Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2005, and $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended June 30, 2004 and 2005, we recorded charges of $0.5 million and $0.0 million, respectively, and during the six months ended June 30, 2004 and 2005 we recorded charges of $1.0 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. We recorded a non-cash charge of approximately $0.4 million in the first quarter of 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended June 30, 2004 and 2005, we recorded severance charges of $0.0 million and $0.4 million, respectively, and during the six months ended June 30, 2004 and 2005, we recorded charges of $0.0 million and $0.8 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	0.8	3.8
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.9)	(0.2)	(0.6)	(1.7)

Balance as of June 30, 2005	$5.9	$0.1	$0.7	$6.7

        We expect to pay the $0.8 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.9 million of liabilities related to our facilities restructuring plan over the next six years.

(8)   Interest Expense - Net

        Interest expense for the three months ended June 30, 2004 and 2005 is recorded net of capitalized interest of $1.9 million and $6.2 million, respectively, and interest income of $3.2 million and $0.7 million, respectively. Interest expense for the six months ended June 30, 2004 and 2005 is recorded net of capitalized interest of $2.2 million and $11.0 million, respectively, and interest income of $5.1 million and $1.3 million, respectively. Included in interest expense for the three and six months ended June 30, 2004 is the write-off of approximately $5.5 million of unamortized debt issuance costs related to the June 2004 prepayment under our old Term Loan B-1 facility of $349.1 million. Included in interest expense for the three and six months ended June 30, 2005 is approximately $46.5 million and $56.0 million, respectively, of unamortized debt issuance costs which were written-off as a result of the prepayment of $290.0 million on our senior secured credit facilities on March 22, 2005, the redemption of $353.3 million, or 35%, of our 9% senior notes on April 1, 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and the voluntary prepayment of $28.4 million on June 17, 2005 under our Term Loan A facility from available cash on hand in June 2005.

(9)   Commitments and Contingencies

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of June 30, 2005, we had $104.4 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of June 30, 2005, we had approximately $222.4 million of expenditures remaining under existing satellite construction contracts and $67.2 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6-B Ku-band satellite and the C-band portion of our PAS-3R satellite.

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

        As of June 30, 2005, we had in effect launch and in-orbit insurance policies covering four satellites in the aggregate amount of approximately $447.3 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $594.4 million. We had 19 uninsured satellites in orbit as of June 30, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, Galaxy 9 and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $241.2 million as of June 30, 2005.

        Of the insured satellites, as of June 30, 2005, two were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At June 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.05 billion. Of this amount, $798.5 million related to uninsured satellites and $247.2 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.0 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of June 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $38.9 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2005, we have commitments under these vendor contracts which aggregated approximately $51.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.9 million (net of tax benefits of $6.3 million).

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

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

(10)    Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $81.7 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, telemetry, tracking and control, or TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $33.3 million and $63.8 million for the three and six months ended June 30, 2004, respectively, or 16.1% and 15.5% of our total revenues for the respective periods.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and six months ended June 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.4 and $1.0 million. In addition, during the three and six months ended June 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.9 million and $1.0 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.6 million and $41.0 million for the three and six months ended June 30, 2004, respectively, or 10.0% of our total revenues for both periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.5 million of expenses during the three and six months ended June 30, 2005, respectively, to Capstone Consulting, all of which was paid through June 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.68 billion as of June 30, 2005 is approximately $4.1 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

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

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 16.2% and 12.2% respectively, of our total revenues for the three months ended June 30, 2005 and approximately 16.2% and 12.6%, respectively, of our total revenues for the six months ended June 30, 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Three Months Ended:		Six Months Ended:
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenues:
FSS	$188,782	$198,448	$378,209	$392,317
G2	22,605	22,522	44,421	42,981
Eliminations	(4,562)	(7,118)	(10,375)	(12,638)

Total Revenues	$206,825	$213,852	$412,255	$422,660

Depreciation and Amortization Expense:
FSS	$70,970	$66,875	$145,867	$136,350
G2	342	290	780	580

Total Depreciation and Amortization Expense	$71,312	$67,165	$146,647	$136,930

Income from Operations:
FSS	$40,942	$72,126	$10,269	$141,618
G2	3,575	3,502	5,325	6,504

Total Income from Operations	$44,517	$75,628	$15,594	$148,122

Segment EBITDA:
FSS	$151,252	$163,316	$303,054	$323,365

G2	$3,917	$4,068	$6,105	$7,490

Capital Expenditures:
FSS	$62,202	$43,290	$83,886	$64,555
G2	—	465	—	1,247

Total Capital Expenditures	$62,202	$43,755	$83,886	$65,802

	December 31, 2004	June 30, 2005
Assets:
FSS	$4,736,428	$4,719,801
G2	39,531	38,538
Eliminations	(11,464)	(16,092)

Total Assets	$4,764,495	$4,742,247

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$40,942	$72,126	$10,269	$141,618
Depreciation and amortization	70,970	66,875	145,867	136,350

EBITDA	111,912	139,001	156,136	277,968
Adjustment of sales-type leases to operating leases(a)	6,313	6,677	12,403	13,210
Loss on termination of sales-type leases(b)	—	—	—	2,307
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	573	140	2,428	3,359
Reserves for long-term receivables(e)	28,146	(1,450)	28,146	(4,303)
Reversal of allowance for customer credits(f)	2,700	—	5,400	—
Transaction-related costs(g)	500	12	500	10,545
Loss on undesignated interest rate swap(h)	—	18,637	—	18,637
Other items(i)	1,108	299	(1,905)	1,642

Segment EBITDA	$151,252	$163,316	$303,054	$323,365

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$3,575	$3,502	$5,325	$6,504
Depreciation and amortization	342	290	780	580

EBITDA	3,917	3,792	6,105	7,084
Restructuring charges(d)	—	276	—	406

Segment EBITDA	$3,917	$4,068	$6,105	$7,490

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

(b)
For the six months ended June 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005.

(c)
For the six months ended June 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 7 "Facilities Restructuring and Severance Costs").

(e)
For the three and six months ended June 30, 2004, amount represents the pre-tax charge for long-term receivable balances due from a customer of $28.1 million which was recorded within our provision for uncollectible receivables. For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(f)
For the three and six months ended June 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and six months ended June 30, 2004, amount represents costs incurred in relation to the Recapitalization. These costs consisted of $0.5 million relating to proxy solicitation costs. For the three and six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) non-capitalizable third party costs.

(h)
For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap prior to the swap being designated as a hedge and qualifying for hedge accounting treatment.

(i)
For the three months ended June 30, 2004, other items consist of (i) $0.8 million of non-cash stock compensation expense, (ii) $0.1 million loss from an investment accounted for by the equity method and (iii) $0.2 million of transaction costs related to acquisitions not consummated. For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinued operations, offset by $0.1 million gain on disposal of fixed assets, and $0.1 million gain from an equity investment. For the six months ended June 30, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $1.5 million of non-cash stock compensation expense, (y) $0.3 million loss from an investment accounted for by the equity method and (z) $0.3 million of transaction costs related to acquisitions not consummated. For the six months ended June 30, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $0.6 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment.

(12)    Short-Term Investments

        For all periods presented herein investments in auction rate certificates have been reclassified from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amounts of the investments in auction rate certificates as of December 31, 2003 and 2004 and June 30, 2004 and 2005 were $335.2 million, $0, $193.5 million and $0, respectively. The reclassification resulted in changes in the 2004 consolidated statement of cash flows within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

(13)    New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

(14)    Stock-Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively, to all employee awards granted on or after January 1, 2003, pursuant to FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", as revised by FASB Statement No. 123(R) "Share Based Payment" issued in December 2004.

        PanAmSat issued stock options to purchase its common stock to certain employees and directors subsequent to the Recapitalization. All in-the-money employee stock options and all restricted stock units granted prior to the Recapitalization were cashed out in the Recapitalization. All out-of-the-money stock options were cancelled without payment. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and deferred stock units.

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

        Employee stock options granted prior to the Recapitalization in August 2004 were scheduled to vest ratably over three years. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value and the amount of compensation is charged to expense over the vesting period of the options. We recorded compensation expense related to our outstanding stock options of approximately $63 thousand and $0 for the three months ended June 30, 2004 and 2005, respectively and $82 thousand and $0 for the six months ended June 30, 2004 and 2005, respectively.

        Prior to the consummation of the Recapitalization, restricted stock units granted in 2003 and 2004 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on our stock price on the grant date. We recorded compensation expense related to the restricted stock units of approximately $0.7 million and $1.3 million during the three and six months ended June 30, 2004.

        In connection with, and as a result of, the Recapitalization, 202,213 deferred stock units were granted to certain of our employees. These deferred stock units were granted under our deferred compensation plan and are payable in common stock of Holdco. As of June 30, 2005, all of these deferred stock units were outstanding. We recorded compensation expense related to these deferred stock units of approximately $0.1 million and $0.6 million, respectively, during the three and six months ended June 30, 2005.

        On June 8, 2005, the Compensation Committee of our board of directors and that of Holdco approved a combined compensation program for non-employee directors, which is payable in cash and restricted stock of Holdco. Costs of this compensation program are shared equally by us and Holdco. During the three and six months ended June 30, 2005 we recorded expense of approximately $0.1 million and $0.2 million, respectively, related to this compensation program.

(15)    Subsequent Events

        On August 1, 2005, we formed our second 50-50 joint venture with JSAT Corporation, or JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $140 million, of which each of the joint venture partners is required to fund its 50% share beginning in early 2008.

        In July 2005, we signed an agreement for the launch of our PAS-11 satellite in the first quarter of 2007. This contract brings the aggregate remaining capital expenditures on satellites under construction to approximately $320 million.

        In July 2005, we signed an agreement with Alcatel, a French communications company, for the acquisition of multiple European orbital slots, as well as a satellite with European, Middle East, Africa and Asia coverage. The satellite to be acquired, formerly known as Europe*Star I, will be renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for seller-provided insurance and purchase price installments contingent on the future performance of the satellite. This acquisition is scheduled to close in the third quarter of 2005, subject to regulatory approvals and other conditions, and is expected to be funded from cash on hand.

(16)    Condensed Consolidating Financial Information

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

        The following condensed consolidating financial information presents the results of operations and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,141	$23,544	$6,559	$(11,512)	$202,732
Outright sales and sales-type leases	4,093	—	—	—	4,093

Total revenues	188,234	23,544	6,559	(11,512)	206,825

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	70,820	425	67	—	71,312
Direct operating costs (exclusive of depreciation and amortization)	32,613	18,221	845	(11,512)	40,167
Selling, general and administrative expenses	45,947	1,489	2,320	—	49,756
Facilities restructuring and severance cost	573	—	—	—	573
Transaction-related costs	500	—	—	—	500

Total operating costs and expenses	150,453	20,135	3,232	(11,512)	162,308

INCOME FROM OPERATIONS	37,781	3,409	3,327	—	44,517
INTEREST EXPENSE (INCOME) - Net	33,694	(68)	(3)	—	33,623

INCOME BEFORE INCOME TAXES	4,087	3,477	3,330	—	10,894
INCOME TAX EXPENSE (BENEFIT)	(1,191)	1,287	132	—	228

NET INCOME	$5,278	$2,190	$3,198	$—	$10,666

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$198,491	$23,980	$208,591	$(220,717)	$210,345
Outright sales and sales-type leases	3,507	—	—	—	3,507

Total revenues	201,998	23,980	208,591	(220,717)	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,450)	—	—	—	(1,450)
Depreciation and amortization	6,914	419	59,832	—	67,165
Direct operating costs (exclusive of depreciation and amortization)	208,730	18,075	27,803	(220,717)	33,891
Selling, general and administrative expenses	17,618	1,715	232	—	19,565
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Facilities restructuring and severance costs	202	214	—	—	416

Total operating costs and expenses	250,651	20,423	87,867	(220,717)	138,224

INCOME (LOSS) FROM OPERATIONS	(48,653)	3,557	120,724	—	75,628
INTEREST EXPENSE - Net	76,022	—	18,754	—	94,776

INCOME (LOSS) BEFORE INCOME TAXES	(124,675)	3,557	101,970	—	(19,148)
INCOME TAX EXPENSE (BENEFIT)	(37,334)	1,477	35,585	—	(272)

NET INCOME (LOSS)	$(87,341)	$2,080	$66,385	$—	$(18,876)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$368,348	$46,450	$9,615	$(20,516)	$403,897
Outright sales and sales-type leases	8,358	—	—	—	8,358

Total revenues	376,706	46,450	9,615	(20,516)	412,255

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	145,485	947	215	—	146,647
Direct operating costs (exclusive of depreciation and amortization)	61,610	37,529	1,212	(20,516)	79,835
Selling, general and administrative expenses	59,307	3,809	4,189	—	67,305
Transaction-related costs	500	—	—	—	500
Facilities restructuring and severance cost	2,428	—	—	—	2,428
Satellite impairment loss	99,946	—	—	—	99,946

Total operating costs and expenses	369,276	42,285	5,616	(20,516)	396,661

INCOME FROM OPERATIONS	7,430	4,165	3,999	—	15,594
INTEREST EXPENSE (INCOME) - Net	64,844	(130)	(5)	—	64,709

INCOME (LOSS) BEFORE INCOME TAXES	(57,414)	4,295	4,004	—	(49,115)
INCOME TAX EXPENSE (BENEFIT)	(29,664)	1,562	250	—	(27,852)

NET INCOME (LOSS)	$(27,750)	$2,733	$3,754	$—	$(21,263)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$397,570	$45,834	$412,787	$(440,645)	$415,546
Outright sales and sales-type leases	7,114	—	—	—	7,114

Total revenues	404,684	45,834	412,787	(440,645)	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	14,199	991	121,740	—	136,930
Direct operating costs (exclusive of depreciation and amortization)	419,091	34,853	55,539	(440,645)	68,838
Selling, general and administrative expenses	32,698	3,093	2,129	—	37,920
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Sponsor management fees	10,444	—	—	—	10,444
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,370	395	—	—	3,765

Total operating costs and expenses	496,443	39,332	179,408	(440,645)	274,538

INCOME (LOSS) FROM OPERATIONS	(91,759)	6,502	233,379	—	148,122
INTEREST EXPENSE (INCOME) - Net	126,273	(61)	37,391	—	163,603

INCOME (LOSS) BEFORE INCOME TAXES	(218,032)	6,563	195,988	—	(15,481)
INCOME TAX EXPENSE (BENEFIT)	(75,008)	2,770	69,000	—	(3,238)

NET INCOME (LOSS)	$(143,024)	$3,793	$126,988	$—	$(12,243)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2004 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable - net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other current assets	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	533,141	3,836	1,418,687	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	7,911	2,081,700	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentive obligations	13,148	—	—	—	13,148
Accrued interest payable	45,589	—	28,168	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	18,479	30,061	(28,168)	157,946
LONG-TERM DEBT	3,603,900	—	840,000	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	542	274,577	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	28,374	1,144,638	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	10,070	1,805,044	(1,815,112)	129,819
Retained earnings	(13,400)	18,702	564,834	—	570,136
Accumulated other comprehensive income	1,222	—	—	—	1,222
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	117,639	25,354	2,369,878	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,311	$—	$8,108	$—	$119,419
Accounts receivable - net	37,261	21,881	2,444	—	61,586
Net investment in sales-type leases	18,735	—	—	—	18,735
Prepaid expenses and other current assets	85,240	4,694	115	(65,658)	24,391
Deferred income taxes	7,817	—	—	—	7,817

Total current assets	260,364	26,575	10,667	(65,658)	231,948
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	607,342	4,125	1,295,364	—	1,906,831
NET INVESTMENT IN SALES-TYPE LEASES	67,452	—	—	—	67,452
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - NET	1,127,353	2,474	2,003	(840,000)	291,830
INVESTMENT IN AFFILIATES	655,673	—	—	(655,673)	—
DUE FROM AFFILIATES	(5,870)	14,039	576,942	(585,056)	55

TOTAL ASSETS	$4,950,990	$52,668	$1,884,976	$(2,146,387)	$4,742,247

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,600	$11,820	$1,199	$—	$88,619
Current portion of long-term debt	12,400	—	—	—	12,400
Current portion of satellite incentive obligations	12,260	—	—	—	12,260
Accrued interest payable	36,079	—	65,658	(65,658)	36,079
Dividends payable	47,507	—	—	—	47,507
Deferred gains and revenues	15,016	2,961	—	—	17,977

Total current liabilities	198,862	14,781	66,857	(65,658)	214,842
LONG-TERM DEBT	2,923,700	—	840,000	(840,000)	2,923,700
DEFERRED INCOME TAXES	27,452	67	—	—	27,519
DEFERRED CREDITS AND OTHER (principally customer deposits and deferred revenue)	139,894	560	146,166	—	286,620
DUE TO AFFILIATES	576,942	8,114	—	(585,056)	—

TOTAL LIABILITIES	3,866,850	23,522	1,053,023	(1,490,714)	3,452,681

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in-capital	788,169	10,069	645,604	(655,673)	788,169
Retained earnings	296,264	22,495	186,349	—	505,108
Accumulated other comprehensive loss	(293)	—	—	—	(293)
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	1,084,140	29,146	831,953	(655,673)	1,289,566

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,950,990	$52,668	$1,884,976	$(2,146,387)	$4,742,247

PANAMSAT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,750)	$2,733	$3,754	$—	$(21,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,485	947	215	—	146,647
Deferred income taxes	(30,528)	—	—	—	(30,528)
Amortization of debt issuance costs and other deferred charges	3,962	—	—	—	3,962
Provision for uncollectible receivables	30,456	—	—	—	30,456
Loss on early extinguishment of debt	5,455	—	—	—	5,455
Satellite impairment loss	99,946	—	—	—	99,946
Facilities restructuring and severance costs	2,021	—	—	—	2,021
Other non-cash items	(3,001)	(139)	(68)	—	(3,208)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	—	—	—	12,427
Operating leases and other receivables	(5,379)	6,902	(2,706)	—	(1,183)
Prepaid expenses and other assets	90	(7,203)	12	2,584	(4,517)
Accounts payable and accrued liabilities	(20,991)	1,297	(30)	(2,584)	(22,308)
Deferred gains and revenues	8,209	(3,857)	—	—	4,352

NET CASH PROVIDED BY OPERATING ACTIVITIES	220,402	680	1,177	—	222,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	—	—	—	(83,886)
Insurance proceeds from satellite recoveries	286,915	—	—	—	286,915
Net sales of short-term investments	170,659	—	—	—	170,659
Acquisitions, net of cash acquired	—	(522)	—	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	373,688	(522)	—	—	373,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(350,000)	—	—	—	(350,000)
New incentive obligations	16,250	—	—	—	16,250
Repayments of incentive obligations	(6,818)	—	—	—	(6,818)
Other equity related transactions	3,493	—	—	—	3,493

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	—	—	—	(337,075)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	—	—	—	(136)

NET INCREASE IN CASH AND CASH EQUIVALENTS	256,879	158	1,177	—	258,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$431,242	$500	$2,559	$—	$434,301

PANAMSAT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(143,024)	$3,793	$126,988	$—	$(12,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,199	991	121,740	—	136,930
Deferred income taxes	(73,448)	—	68,504	—	(4,944)
Amortization of debt issuance costs and other deferred charges	9,749	—	—	—	9,749
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Provision for uncollectible receivables	33	—	—	—	33
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Facilities restructuring and severance costs	3,765	—	—	—	3,765
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Other non-cash items	8,214	(562)	(9,316)	—	(1,664)
Changes in assets and liabilities:
Collections on investments in sales-type leases	13,219	—	—	—	13,219
Operating leases and other receivables	(36,597)	4,804	1,449	37,489	7,145
Prepaid expenses and other assets	2,323	2,155	(872)	—	3,606
Accounts payable and accrued liabilities	(19,953)	1,007	36,660	(37,489)	(19,775)
Due from affiliates	6,414	(104)	885	(7,195)	—
Due to affiliates	346,893	(7,195)	(346,768)	7,195	125
Deferred gains and revenues	(3,723)	(4,918)	—	—	(8,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	168,866	(29)	(730)	—	168,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(65,959)	29	128	—	(65,802)
Proceeds from sale of teleport	3,161	—	—	—	3,161

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(62,798)	29	128	—	(62,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Contribution of dividends to parent	(5,278)	—	—	—	(5,278)
Capital contribution by parent	658,350	—	—	—	658,350
Capitalized debt issuance costs	(632)	—	—	—	(632)
Repayments of incentive obligations	(6,441)	—	—	—	(6,441)

NET CASH USED IN FINANCING ACTIVITIES	(25,901)	—	—	—	(25,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,247	—	—	—	1,247

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,414	—	(602)	—	80,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,311	$—	$8,108	$—	$119,419

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

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries (including our newly formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$184,141	$187,985	$6,559	$(175,953)	$202,732
Outright sales and sales-type leases	4,093	—	—	—	4,093

Total revenues	188,234	187,985	6,559	(175,953)	206,825

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	9,794	61,451	67	—	71,312
Direct operating costs (exclusive of depreciation and amortization)	167,930	47,345	845	(175,953)	40,167
Selling, general and administrative expenses	45,947	1,489	2,320	—	49,756
Facilities restructuring and severance cost	573	—	—	—	573
Transaction-related costs	500	—	—	—	500

Total operating costs and expenses	224,744	110,285	3,232	(175,953)	162,308

INCOME (LOSS) FROM OPERATIONS	(36,510)	77,700	3,327	—	44,517
INTEREST EXPENSE (INCOME) - Net	33,694	(68)	(3)	—	33,623

INCOME (LOSS) BEFORE INCOME TAXES	(70,204)	77,768	3,330	—	10,894
INCOME TAX EXPENSE (BENEFIT)	(28,307)	28,403	132	—	228

NET INCOME (LOSS)	$(41,897)	$49,365	$3,198	$—	$10,666

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$198,491	$226,848	$5,723	$(220,717)	$210,345
Outright sales and sales-type leases	3,507	—	—	—	3,507

Total revenues	201,998	226,848	5,723	(220,717)	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,450)	—	—	—	(1,450)
Depreciation and amortization	6,914	60,184	67	—	67,165
Direct operating costs (exclusive of depreciation and amortization)	208,730	45,588	290	(220,717)	33,891
Selling, general and administrative expenses	17,618	1,715	232	—	19,565
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Facilities restructuring and severance costs	202	214	—	—	416

Total operating costs and expenses	250,651	107,701	589	(220,717)	138,224

INCOME (LOSS) FROM OPERATIONS	(48,653)	119,147	5,134	—	75,628
INTEREST EXPENSE (INCOME) - Net	76,022	18,848	(94)	—	94,776

INCOME (LOSS) BEFORE INCOME TAXES	(124,675)	100,299	5,228	—	(19,148)
INCOME TAX EXPENSE (BENEFIT)	(37,334)	36,788	274	—	(272)

NET INCOME (LOSS)	$(87,341)	$63,511	$4,954	$—	$(18,876)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$368,348	$378,083	$9,615	$(352,149)	$403,897
Outright sales and sales-type leases	8,358	—	—	—	8,358

Total revenues	376,706	378,083	9,615	(352,149)	412,255

OPERATING COSTS AND EXPENSES:
Depreciation and amortization	20,479	125,953	215	—	146,647
Direct operating costs (exclusive of depreciation and amortization)	337,774	92,998	1,212	(352,149)	79,835
Selling, general and administrative expenses	59,307	3,809	4,189	—	67,305
Transaction-related costs	500	—	—	—	500
Facilities restructuring and severance cost	2,428	—	—	—	2,428
Satellite impairment loss	—	99,946	—	—	99,946

Total operating costs and expenses	420,488	322,706	5,616	(352,149)	396,661

INCOME (LOSS) FROM OPERATIONS	(43,782)	55,377	3,999	—	15,594
INTEREST EXPENSE (INCOME) - Net	64,844	(130)	(5)	—	64,709

INCOME (LOSS) BEFORE INCOME TAXES	(108,626)	55,507	4,004	—	(49,115)
INCOME TAX EXPENSE (BENEFIT)	(48,356)	20,254	250	—	(27,852)

NET INCOME (LOSS)	$(60,270)	$35,253	$3,754	$—	$(21,263)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$397,570	$447,403	$11,218	$(440,645)	$415,546
Outright sales and sales-type leases	7,114	—	—	—	7,114

Total revenues	404,684	447,403	11,218	(440,645)	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	14,199	122,588	143	—	136,930
Direct operating costs (exclusive of depreciation and amortization)	419,091	89,654	738	(440,645)	68,838
Selling, general and administrative expenses	32,698	3,093	2,129	—	37,920
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Sponsor management fees	10,444	—	—	—	10,444
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,370	395	—	—	3,765

Total operating costs and expenses	496,443	215,730	3,010	(440,645)	274,538

INCOME (LOSS) FROM OPERATIONS	(91,759)	231,673	8,208	—	148,122
INTEREST EXPENSE (INCOME) - Net	126,273	37,428	(98)	—	163,603

INCOME (LOSS) BEFORE INCOME TAXES	(218,032)	194,245	8,306	—	(15,481)
INCOME TAX EXPENSE (BENEFIT)	(75,008)	71,274	496	—	(3,238)

NET INCOME (LOSS)	$(143,024)	$122,971	$7,810	$—	$(12,243)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2004 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable - net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other current assets	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	533,141	3,836	1,418,687	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	7,911	2,081,700	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentive obligations	13,148	—	—	—	13,148
Accrued interest payable	45,589	—	28,168	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	18,479	30,061	(28,168)	157,946
LONG-TERM DEBT	3,603,900	—	840,000	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	542	274,577	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	28,374	1,144,638	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	10,070	1,805,044	(1,815,112)	129,819
Retained earnings	(13,400)	18,702	564,834	—	570,136
Accumulated other comprehensive income	1,222	—	—	—	1,222
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	117,639	25,354	2,369,878	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,970,517	$53,728	$3,514,516	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,311	$—	$8,108	$—	$119,419
Accounts receivable - net	37,261	21,881	2,444	—	61,586
Net investment in sales-type leases	18,735	—	—	—	18,735
Prepaid expenses and other current assets	85,240	4,694	115	(65,658)	24,391
Deferred income taxes	7,817	—	—	—	7,817

Total current assets	260,364	26,575	10,667	(65,658)	231,948
SATELLITES AND OTHER PROPERTY AND EQUIPMENT - Net	607,342	1,298,955	534	—	1,906,831
NET INVESTMENT IN SALES-TYPE LEASES	67,452	—	—	—	67,452
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS - NET	1,127,353	2,474	2,003	(840,000)	291,830
INVESTMENT IN AFFILIATES	655,673	—	—	(655,673)	—
DUE FROM AFFILIATES	(5,870)	583,895	7,086	(585,056)	55

TOTAL ASSETS	$4,950,990	$1,917,354	$20,290	$(2,146,387)	$4,742,247

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,600	$11,820	$1,199	$—	$88,619
Current portion of long-term debt	12,400	—	—	—	12,400
Current portion of satellite incentive obligations	12,260	—	—	—	12,260
Accrued interest payable	36,079	65,658	—	(65,658)	36,079
Dividends payable	47,507	—	—	—	47,507
Deferred gains and revenues	15,016	2,961	—	—	17,977

Total current liabilities	198,862	80,439	1,199	(65,658)	214,842
LONG-TERM DEBT	2,923,700	840,000	—	(840,000)	2,923,700
DEFERRED INCOME TAXES	27,452	67	—	—	27,519
DEFERRED CREDITS AND OTHER (principally customer deposits and deferred revenue)	139,894	146,637	89	—	286,620
DUE TO AFFILIATES	576,942	8,114	—	(585,056)	—

TOTAL LIABILITIES	3,866,850	1,075,257	1,288	(1,490,714)	3,452,681

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in-capital	788,169	656,686	(1,013)	(655,673)	788,169
Retained earnings	296,264	188,829	20,015	—	505,108
Accumulated other comprehensive loss	(293)	—	—	—	(293)
Other stockholder's equity	—	(3,418)	—	—	(3,418)

TOTAL STOCKHOLDER'S EQUITY	1,084,140	842,097	19,002	(655,673)	1,289,566

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,950,990	$1,917,354	$20,290	$(2,146,387)	$4,742,247

PANAMSAT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60,270)	$35,253	$3,754	$—	$(21,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,479	125,953	215	—	146,647
Deferred income taxes	(49,220)	18,692	—	—	(30,528)
Amortization of debt issuance costs and other deferred charges	3,962	—	—	—	3,962
Provision for uncollectible receivables	30,456	—	—	—	30,456
Loss on early extinguishment of debt	5,455	—	—	—	5,455
Satellite impairment loss	—	99,946	—	—	99,946
Facilities restructuring and severance costs	2,021	—	—	—	2,021
Other non-cash items	(3,001)	(139)	(68)	—	(3,208)
Changes in assets and liabilities:
Collections on investments in sales-type leases	12,427	—	—	—	12,427
Operating leases and other receivables	(5,379)	6,902	(2,706)	—	(1,183)
Prepaid expenses and other assets	2,488	(7,203)	198	—	(4,517)
Accounts payable and accrued liabilities	(20,991)	(1,287)	(30)	—	(22,308)
Due from affiliates	(2,398)	(176,218)	(186)	178,802	—
Due to affiliates	176,218	2,584	—	(178,802)	—
Deferred gains and revenues	8,209	(3,857)	—	—	4,352

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,456	100,626	1,177	—	222,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(83,886)	—	—	—	(83,886)
Insurance proceeds from satellite recoveries	286,915	—	—	—	286,915
Net sales of short-term investments	170,659	—	—	—	170,659
Investments in affiliates	99,946	—	—	(99,946)	—
Acquisitions, net of cash acquired	—	(522)	—	—	(522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	473,634	(522)	—	(99,946)	373,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(350,000)	—	—	—	(350,000)
New incentive obligations	16,250	—	—	—	16,250
Repayments of incentive obligations	(6,818)	—	—	—	(6,818)
Other equity related transactions	3,493	(99,946)	—	99,946	3,493

NET CASH USED IN FINANCING ACTIVITIES	(337,075)	(99,946)	—	99,946	(337,075)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(136)	—	—	—	(136)

NET INCREASE IN CASH AND CASH EQUIVALENTS	256,879	158	1,177	—	258,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$431,242	$500	$2,559	$—	$434,301

PANAMSAT CORPORATION
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(143,024)	$122,971	$7,810	$—	$(12,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,199	122,588	143	—	136,930
Deferred income taxes	(73,448)	68,504	—	—	(4,944)
Amortization of debt issuance costs and other deferred charges	9,749	—	—	—	9,749
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Provision for uncollectible receivables	33	—	—	—	33
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Facilities restructuring and severance costs	3,765	—	—	—	3,765
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Other non-cash items	8,214	(562)	(9,316)	—	(1,664)
Changes in assets and liabilities:
Collections on investments in sales-type leases	13,219	—	—	—	13,219
Operating leases and other receivables	(36,597)	4,804	1,449	37,489	7,145
Prepaid expenses and other assets	2,323	2,155	(872)	—	3,606
Accounts payable and accrued liabilities	(19,953)	38,496	(829)	(37,489)	(19,775)
Due from affiliates	6,414	(104)	885	(7,195)	—
Due to affiliates	346,893	(353,963)	—	7,195	125
Deferred gains and revenues	(3,723)	(4,918)	—	—	(8,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	168,866	(29)	(730)	—	168,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(65,959)	29	128	—	(65,802)
Proceeds from sale of teleport	3,161	—	—	—	3,161

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(62,798)	29	128	—	(62,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Contribution of dividends to parent	(5,278)	—	—	—	(5,278)
Capital contribution by parent	658,350	—	—	—	658,350
Capitalized debt issuance costs	(632)	—	—	—	(632)
Repayments of incentive obligations	(6,441)	—	—	—	(6,441)

NET CASH USED IN FINANCING ACTIVITIES	(25,901)	—	—	—	(25,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,247	—	—	—	1,247

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,414	—	(602)	—	80,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,311	$—	$8,108	$—	$119,419

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

Management Overview

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock and used the net proceeds to make an equity contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this equity contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. Consistent with this dividend policy, on April 15, 2005, we paid a partial quarter dividend in the aggregate amount of approximately $5.28 million, and on July 14, 2005, we paid a full quarter dividend in the aggregate amount of approximately $47.5 million.

        On August 1, 2005, we formed a 50-50 joint venture with JSAT that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $140 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008.

        In July 2005, we signed an agreement for the purchase of multiple European orbital slots and a satellite with European, Middle East, Africa and Asia coverage. The agreement provides for seller-provided insurance and purchase price installments contingent on the future performance of the satellite. This acquisition is expected to close in the third quarter of 2005, subject to regulatory approvals and other conditions, and is expected to be funded from cash on hand.

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

Results of Operations—Three Months Ended June 30, 2004 and 2005

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues
Operating leases, satellite services and other	$202,732	$210,345	$7,613	3.8%
Outright sales and sales-type leases	4,093	3,507	(586)	(14.3)%

Total revenues	206,825	213,852	7,027	3.4%

Costs and expenses
Cost of outright sales and sales-type leases	—	(1,450)	(1,450)	—
Depreciation and amortization expense	71,312	67,165	(4,147)	(5.8)%
Direct operating costs (exclusive of depreciation and amortization)	40,167	33,891	(6,276)	(15.6)%
Selling, general and administrative expenses	49,756	19,565	(30,191)	(60.7)%
Loss on undesignated interest rate swap	—	18,637	18,637	—
Facilities restructuring and severance costs	573	416	(157)	(27.4)%
Transaction-related costs	500	—	(500)	(100.0)%

Total operating costs and expenses	162,308	138,224	(24,084)	(14.8)%

Income from operations	44,517	75,628	31,111	69.9%
Interest expense - net	33,623	94,776	61,153	181.9%

Income (loss) before income taxes	10,894	(19,148)	(30,042)	(275.8)%
Income tax expense (benefit)	228	(272)	(500)	(219.3)%

Net income (loss)	$10,666	$(18,876)	$29,542	(277.0)%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the second quarter of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the second quarter of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $12.4 million, higher consulting/technical services revenues of $2.2 million, offset partially by a $7.5 million reduction in network services revenues as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases during the three months ended June 30, 2005 was due to the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. In April 2005, the insurance policy covering our Galaxy 4R satellite expired and was not replaced, and, as a result, this satellite and its related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $7.0 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $1.3 million on our Galaxy 5 satellite, which was de-orbited during the last six months; and

  •
  lower non-satellite depreciation of $2.8 million, resulting primarily from reduced non-satellite capital expenditures over the last twelve months and lower depreciation of property, plant and equipment which was written-off during the last twelve months.

        These decreases were partially offset by higher depreciation of $7.0 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS-1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the second quarter of 2004, is due primarily to lower in-orbit insurance costs of $1.6 million as a result of reduced or expired satellite insurance policies since the first quarter of 2004, reduced engineering and operations costs of approximately $2.4 million resulting from reduced headcount/operational efficiencies obtained since the second quarter of 2004 and a decrease in G2 direct operating costs of approximately $2.8 million as compared to the second quarter of 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the second quarter of 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The decrease in selling, general and administrative expenses was primarily due to significant bad debt expense recorded during the second quarter of 2004 in relation to the termination of a customer lease agreement. In July of 2004, we terminated our transponder lease agreements with this customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter of 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

        Loss on Undesignated Interest Rate Swap—On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. (See "—Interest Rate Swap Agreements" below).

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs decreased by $0.2 million during the three months ended June 30, 2005, as compared to the same period in 2004. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease is due to costs incurred during the second quarter 2004 in relation to the Recapitalization. These costs consisted of $0.5 million related to proxy solicitation costs.

        Income from Operations—The increase in income from operations of $31.1 million was primarily due to the $29.6 million charge recorded during the three months ended June 30, 2004 described above.

        Interest Expense - Net—Interest expense - net consisted of the following (in thousands):

	Three Months Ended June 30,
			Dollar Change
	2004	2005
Gross interest expense	$38,757	$101,758	$63,001
Less: Interest income	3,206	738	(2,468)
Less: Capitalized interest	1,928	6,244	4,316

Total interest expense, net	$33,623	$94,776	$61,153

        Interest expense - net increased primarily as a result of:

  •
  approximately $21.6 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $46.5 million of debt extinguishment costs recorded in the second quarter of 2005, as compared with $5.5 million of such costs recorded during the same period in 2004 in relation to the prepayment of our old term B-1 facility in the second quarter of 2004. The debt extinguishment costs recorded during the second quarter of 2005 included a $31.8 million premium paid in relation to the redemption of 35% of our 9% senior notes, $13.8 million of debt issuance costs written-off in relation to this redemption and $0.9 million of debt issuance costs written-off in relation to the voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand during this period; and

  •
  lower interest income of $2.5 million, due primarily to lower cash balances maintained during the second quarter of 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $4.3 million during the second quarter of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the second quarter of 2004.

        Income Tax Benefit—The decrease in income tax expense from 2004 was primarily due to the change in the effective income tax rates in effect for the quarter. After excluding the impact on income tax expense of first quarter discrete items, all other items of income and expense for the first six months of 2005 were tax affected at an effective tax rate of 7.2 percent compared to an effective rate as of June 30, 2004 of 17.2 percent. The effective tax rate is the result of lower earnings before taxes in 2005 that are primarily attributable to higher interest costs in 2005, combined with the effect of the extraterritorial income exclusion benefit recorded by the company in both years.

Results of Operations—Six Months Ended June 30, 2004 and 2005

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues
Operating leases, satellite services and other	$403,897	$415,546	$11,649	2.9%
Outright sales and sales-type leases	8,358	7,114	(1,244)	(14.9)%

Total revenues	412,255	422,660	10,405	2.5%

Costs and expenses
Cost of outright sales and sales-type leases	—	(4,303)	(4,303)	—
Depreciation and amortization expense	146,647	136,930	(9,717)	(6.6)%
Direct operating costs (exclusive of depreciation and amortization)	79,835	68,838	(10,997)	(13.8)%
Selling, general and administrative expenses	67,305	37,920	(29,385)	(43.7)%
Loss on undesignated interest rate swap	—	18,637	18,637	—
Sponsor management fees	—	10,444	10,444	—
Loss on termination of sales-type leases	—	2,307	2,307	—
Transaction-related costs	500	—	(500)	(100.0)%
Facilities restructuring and severance costs	2,428	3,765	1,337	55.1%
Satellite impairment loss	99,946	—	(99,946)	(100.0)%

Total operating costs and expenses	396,661	274,538	(122,123)	(30.8)%

Income from operations	15,594	148,122	132,528	849.9%
Interest expense - net	64,709	163,603	98,894	152.8%

Loss before income taxes	(49,115)	(15,481)	33,634	68.5%
Income tax benefit	(27,852)	(3,238)	24,614	(88.4)%

Net loss	$(21,263)	$(12,243)	$9,020	42.4%

        Certain prior period FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current period's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues during the first six months of 2004, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during the first six months of 2004, have been reclassified to its own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

        Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $21.5 million and higher consulting/technical services revenues of $1.9 million, offset partially by an $11.5 million reduction in network services revenues and a reduction in government services revenues of $1.4 million, as compared to 2004. (See "Operating Segments" below).

        Cost of Outright Sales and Sales-Type Leases—The decrease in cost of sales-type leases during the six months ended June 30, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during the six months ended June 30, 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

        Depreciation and Amortization Expense—The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $11.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005;

  •
  lower depreciation of $4.7 million on our Galaxy 5 and PAS-6 satellites, which were de-orbited during the last fifteen months;

  •
  lower non-satellite depreciation of $6.2 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, property, plant and equipment which was written-off during the last twelve months, reduced non-satellite capital expenditures over the last twelve months; and

  •
  lower depreciation on Galaxy 4R of $0.8 million, as a result of the allocation of insurance proceeds against the carrying values of this satellite.

        These decreases were partially offset by increased depreciation of $14.1 million resulting from reduced end of life estimates for our Galaxy 10R, Galaxy 11, PAS-1R and PAS-9 satellites.

        Direct Operating Costs (exclusive of depreciation and amortization)—The decrease in total direct operating costs, as compared to the six months ended June 30, 2004, is due primarily to lower in-orbit insurance costs of $3.2 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $3.6 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 direct operating costs of approximately $5.1 million as compared to the six months ended June 30, 2004. The decrease in G2 operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the six months ended June 30, 2005, as compared to the same period in 2004. (See "Operating Segments" below).

        Selling, General & Administrative Expenses—The increase in selling, general and administrative expenses was primarily due to significant bad debt expense recorded during the second quarter of 2004 in relation to the termination of a customer lease agreement. In July of 2004, we terminated our transponder lease agreements with this customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the six months ended June 30, 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

        Loss on Undesignated Interest Rate Swap—On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. (See "—Interest Rate Swap Agreements" below).

        Sponsor Management Fees—The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco's initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the six months ended June 30, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

        Loss on Termination of Sales-Type Leases—In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the six months ended June 30, 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively. The increase in these costs during the first six months of 2005 was primarily due to the following:

  •
  during the six months ended June 30, 2004 and 2005, we recorded charges of $1.0 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

  •
  during the first six months of 2004, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. In the first six months of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to another of our idle facilities.

  •
  during the first six months of 2005, we recorded severance costs of approximately $0.8 million in relation to the fourth quarter 2004 severance plan. (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

        Transaction-related Costs—The decrease is due to costs incurred during the six months ended June 30, 2004 in relation to the Recapitalization. These costs consisted of $0.5 million related to proxy solicitation costs.

        Satellite Impairment Loss—In the first quarter of 2004, we recorded a non-cash charge of $99.9 million in relation to the impairment and subsequent de-orbiting of our PAS-6 satellite. This resulted in an approximate $63.3 million non-cash charge to net income after taxes during this period. PAS-6 had been previously replaced and was being used as a backup for another satellite prior to de-orbiting.

        Income from Operations—The increase in income from operations was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenues and operating expenses discussed above, including the loss on undesignated interest rate swap of $18.6 million recorded during the second quarter of 2005 and $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Interest Expense - Net—Interest expense - net consisted of the following (in thousands):

	Six Months Ended June 30,
			Dollar Change
	2004	2005
Gross interest expense	$71,997	$175,858	$103,861
Less: Interest income	5,087	1,301	(3,786)
Less: Capitalized interest	2,201	10,954	8,753

Total interest expense, net	$64,709	$163,603	$98,894

        Interest expense - net increased primarily as a result of:

  •
  approximately $52.6 million of additional interest expense after the Recapitalization. The Recapitalization resulted in additional incremental indebtedness for us at higher average interest rates (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $56.0 million of debt extinguishment costs recorded in the six months ended June 30, 2005, as compared with $5.5 million of such costs recorded during the same period in 2004 in relation to the prepayment of our old term B-1 facility in the second quarter of 2004. The debt extinguishment costs recorded during the six months ended June 30, 2005 included a $31.8 million premium paid in relation to the redemption of 35% of our 9% senior notes and debt issuance costs written-off in relation to this redemption of $13.8 million and the write-off of approximately $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under our senior secured credit facilities during this period; and

  •
  lower interest income of $3.8 million, due primarily to lower cash balances maintained during the first six months of 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $8.8 million during the first six months of 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to the first six months of 2004.

        Income Tax Benefit—The decrease in income tax benefit from 2004 was primarily due to the income tax benefit on the $99.9 million PAS-6 satellite impairment loss recorded during the first quarter of 2004 which was partially offset in the first quarter of 2005 by the tax benefit for the payment of $10.0 million to terminate a management services agreement. After excluding the impact on income tax expense of these discrete items, all other items of income and expense for the first six months of 2005 were tax affected at an effective tax rate of 7.2 percent compared to an effective rate as of June 30, 2004 of 17.2 percent. The effective tax rate is the result of lower earnings before taxes in 2005 that are primarily attributable to higher interest costs in 2005, combined with the effect of the extraterritorial income exclusion benefit recorded by the company in both years.

Operating Segments

Selected segment data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands)
Revenues:
FSS	$188,782	$198,448	$378,209	$392,317
G2	22,605	22,522	44,421	42,981
Eliminations	(4,562)	(7,118)	(10,375)	(12,638)

Total revenues	$206,825	$213,852	$412,255	$422,660

Income from operations:
FSS	$40,942	$72,126	$10,269	$141,618
G2	3,575	3,502	5,325	6,504

Total income from operations	$44,517	$75,628	$15,594	$148,122

Segment EBITDA:
FSS	$151,252	$163,316	$303,054	$323,365

G2	$3,917	$4,068	$6,105	$7,490

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

        Our operations are comprised of the following two segments:

        Fixed Satellite Services    Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide TT&C and network services to customers.

        Government Services    Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In Thousands)
FSS Revenues:
Video Services	$123,982	$136,395	$249,750	$271,273
Network Services	56,767	49,253	110,775	99,245
Government Services	4,562	7,118	10,375	12,635
Consulting/Technical Services	3,471	5,682	7,309	9,164

Total FSS revenues	$188,782	$198,448	$378,209	$392,317

Three Months Ended June 30, 2004 and 2005:

        Revenues.    The $9.7 million increase in FSS revenues for the three months ended June 30, 2005 was primarily attributable to higher video services revenues of $12.4 million, higher government services revenues of $2.6 million and higher consulting/technical services revenues of $2.2 million, offset partially by a $7.5 million reduction in network services revenues as follows:

  Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $11.3 million. This increase in program distribution and DTH services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite, the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization and a reduction in customer credit issues as compared to the same period in 2004. These increases were offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004.

  Network Services.    The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $2.9 million reduction in network services revenues during the second quarter of 2005, as compared to the second quarter of 2004. The remaining $4.6 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and Pacific Ocean region resulting from customer contract expirations and customer credit related issues.

  Government Services.    The increase in government services revenues as compared to the second quarter of 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

  Consulting/technical Services.    The increase in consulting/technical services revenues of $2.2 million was due to the growth of our consulting/technical services business over the last fifteen months, especially in the area of TT&C consulting services.

        Income from Operations.    The $31.2 million increase in income from operations for the three months ended June 30, 2005 was primarily due to the $29.6 million charge recorded within selling, general and administrative expenses during the three months ended June 30, 2004 in relation to the termination of a customer lease agreement. Additional reasons for this increase included the increase in FSS revenues of $9.7 million discussed above, a decrease in FSS direct operating expenses of approximately $3.8 million, which was due primarily to lower in-orbit insurance costs of $1.6 million, reduced engineering and operations costs of approximately $2.4 million and lower depreciation and amortization expense of $4.1 million as a result of lower satellite and non-satellite depreciation. These increases were partially offset by the loss on undesignated interest rate swap of approximately $18.6 million that was recorded during the six months ended June 30, 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA for the three months ended June 30, 2005 is due to the increased FSS revenues of $9.7 million and lower operating costs and expenses of $2.4 million.

Six Months Ended June 30, 2004 and 2005:

        Revenues.    The $14.1 million increase in FSS revenues for the six months ended June 30, 2005 was primarily attributable to higher video services revenues of $21.5 million, higher government services revenues of $2.3 million and higher consulting/technical services revenues of $1.9 million, offset partially by an $11.5 million reduction in network services revenues as follows:

  Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $18.0 million and higher occasional use services revenues of approximately $3.2 million. This increase in program distribution and DTH services revenues was due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization, offset partially by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004. The increase in occasional use services revenues is due primarily to multi-year minimum commitment agreements entered into with video resellers during the six months ended June 30, 2005, as well as various special events which occurred during the six months ended June 30, 2005.

  Network Services.    The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first eight months of 2004. This lease expiration resulted in a $7.1 million reduction in network services revenues during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The remaining $4.4 million decrease in network services revenues is primarily due to reduced revenues in our Atlantic Ocean region and our Pacific Ocean region, primarily due to customer contract expirations and customer credit related issues.

  Government Services.    The increase in government services revenues as compared to the six months ended June 30, 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

  Consulting/technical Services.    The increase in consulting/technical services revenues of $1.9 million was due to the growth of our consulting/technical services business over the last fifteen months, especially in the area of TT&C consulting services.

        Income from Operations.    The $131.3 million increase in income from operations for the six months ended June 30, 2005 was primarily due to the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above, the increase in FSS revenues of $14.1 million described above and a decrease in depreciation and amortization expense of approximately $9.6 million, which resulted primarily from satellites that were fully depreciated or de-orbited over the last twelve months. These increases were partially offset by the loss on undesignated interest rate swap of $18.6 million recorded during the second quarter of 2005 and the $10.4 million of Sponsor management fees recorded during the first quarter of 2005.

        Segment EBITDA.    The increase in FSS Segment EBITDA for the six months ended June 30, 2005 is due to the increased FSS revenues of $14.1 million and lower operating costs and expenses of $6.2 million.

G2 Segment

        Revenue.    G2 segment revenues decreased by $0.1 million for the three months ended June 30, 2005, as compared to the same period in 2004. Reflected in this decrease was a change in the mix of revenues between these two periods. Revenues related to the construction of an L-Band payload on Galaxy 15 decreased $3.3 million due to the timing of completion of certain milestones on this construction project and other G2 revenues decreased approximately $1.7 million. These decreases in G2 revenue were substantially offset by an increase in revenues related to the lease of FSS provided satellite capacity of $3.3 million and an increase in revenues related to a new G2 service offering, managed network services, of $1.6 million.

        G2 segment revenues decreased $1.4 million for the six months ended June 30, 2005, as compared to the same period in 2004. This decrease resulted from a reduction in revenues earned in relation to the construction of an L-Band payload on Galaxy 15 of $4.8 million due to the timing of completion of certain milestones on this construction project. This decrease was partially offset by an increase in revenues related to managed network services of $3.1 million.

        Income from Operations and Segment EBITDA.    Income from operations decreased by $0.1 million and Segment EBITDA increased by $0.2 million for the three months ended June 30, 2005, as compared to the same period in 2004. These changes were primarily due to a decrease in G2 segment revenues of $0.1 million, as described above, while G2 segment operating costs and expenses remained relatively unchanged.

        Income from operations and segment EBITDA increased by $1.2 million and $1.4 million, respectively, for the six months ended June 30, 2005, as compared to the same period in 2004. These increases were primarily due to a decrease in G2 segment operating costs and expenses of $2.6 million and a decrease in G2 segment revenues of $1.4 million. The decrease in G2 segment operating costs and expenses resulted from a shift in the composition of G2 segment revenues to services/products with higher margins during the six months ended June 30, 2005.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2004 and June 30, 2005 was $4.90 billion and $4.68 billion, respectively. The change in contracted backlog of approximately $224 million was the result of customer contract activity during the first half of 2005 (approximately $417 million of customer billings during the six months partially offset by net new contracted backlog of approximately $193 million as a result of the execution of customer contracts). Our contracted backlog as of June 30, 2005 also included approximately $1.44 billion relating to future services on satellites we expect to launch.

Satellite Deployment Plan

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005 we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6B Ku-band satellite and the C-band portion of our PAS-3R satellite. See "Commitments and Contingencies—Satellite Commitments" below.

        We expect to launch five satellites by the end of 2007 as follows:

Satellite	Expected Launch Date
Galaxy 14	Third quarter of 2005
Galaxy 15	Third quarter of 2005
Galaxy 16	First quarter of 2006
PAS 11	First quarter of 2007
Galaxy 18	Second quarter of 2007

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

Liquidity and Capital Resources

Initial Public Offering

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock and used the net proceeds to make an equity contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this equity contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

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

Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million. This dividend was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million which was paid on July 14, 2005.

Cash and Cash Equivalents

        At June 30, 2005, we had cash and cash equivalents of $119.4 million, compared to $38.6 million at December 31, 2004. On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock and used the net proceeds to make an equity contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this equity contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        During the six months ended June 30, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $168.1 million of cash flows from operations;

  •
  made $65.8 million of capital expenditures;

  •
  prepaid $53.4 million of outstanding debt on our Term Loan A Facility from available cash on hand; and

  •
  made $151.8 million of interest payments relating to our debt and incentive obligations. These interest payments are included within cash flows from operations.

	Six Months Ended
	June 30, 2004	June 30, 2005	Dollar Change
	(In thousands)
Net cash provided by operating activities	$222,259	$168,107	$(54,152)
Net cash provided by (used in) investing activities	373,166	(62,641)	(435,807)
Net cash used in financing activities	(337,075)	(25,901)	311,174
Effect of exchange rate changes on cash	(136)	1,247	1,383

        The decrease in the net cash provided by operating activities was due to an increase in cash paid for interest of approximately $86.9 million, $10.0 million of Sponsor management fees paid during the first six months of 2005, lower cash interest received of $3.3 million and an increase in cash paid for taxes of approximately $4.2 million. These decreases were offset partially by net cash generated from operations of approximately $50 million. The increase in cash paid for interest is due to higher outstanding debt balances maintained with higher average interest rates during the first six months of 2005, as compared to the same period in 2004. The increase in cash paid for income taxes relates primarily to $4.0 million of state income taxes paid during the first six months of 2005.

        The increase in net cash used in investing activities was primarily due to a reduction in net sales of short-term investments of approximately $170.7 million and the receipt of insurance proceeds of $286.9 million in the first six months of 2004, partially offset by lower capital expenditures of $18.1 million as compared to the first six months of 2004.

        The decrease in cash used in financing activities was primarily due to the proceeds of Holdco's initial public offering, which was completed in March 2005. As a result of its initial public offering, during the first quarter of 2005 Holdco made an equity investment in us of $658.4 million. We repaid $265.0 million of our Term Loan A facility with these funds. Additionally, during the first quarter of 2005, we made a voluntary debt repayment from cash on hand of approximately $25.0 million on our Term Loan A facility. On April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes with a portion of these funds and paid a redemption premium of $31.8 million to holders of these notes. In June 2005, we made an additional voluntary debt repayment on our Term Loan A facility of $28.4 million from cash on hand. In April 2005, we paid a dividend to Holdco of approximately $5.3 million. In the first six months of 2004, we made a debt repayment on our old Term Loan B-1 facility of $350 million, incurred new incentive obligations of $16.3 million and paid $6.8 million of incentive obligations.

        We expect that for the year ended December 31, 2005 cash payments in respect of capital expenditures, including approximately $23 million of incentive payments and interest on satellites in service, will be in the range of $155 million to $170 million and that cash interest on our debt obligations will be in the range of $200 million to $215 million. Dividend payments to Holdco for the year ended December 31, 2005, after completion of Holdco's initial public offering, are expected to be approximately $100 million. Based upon the current level of operations, we believe that cash flows from operations, available cash and cash equivalents, together with borrowings available under our senior secured credit facilities, will be adequate to meet these expected payments. Our acquisition of Europe*Star, which is scheduled to close in the third quarter of 2005, is expected to be funded from cash on hand. This acquisition is not expected to impact our ability to pay future dividends, service our debt or fund future capital expenditures.

        Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, to make dividend payments to Holdco, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Long-term Debt

        With a portion of the proceeds from its initial public offering, Holdco made an equity contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of our 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. In addition, we also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

        As of June 30, 2005, long-term debt consisted of the following (in thousands):

June 30, 2005
6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,647,500
9% Senior Notes due 2014	656,500

2,936,100
Less: current maturities	12,400

Total Long-Term Debt	$2,923,700

        At June 30, 2005, we had total debt outstanding of approximately $2.9 billion, including current maturities of $12.4 million related to our Term Loan B-1 facility due 2011.

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

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009, and a $1,647.5 million Term Loan B-1 Facility, which matures in August 2011. At June 30, 2005, the interest rates on the Term Loan A Facility and Term Loan B-1 Facility were 1 month LIBOR of 3.24% plus 1.75% and 3 month LIBOR of 3.40% plus 2.25%, respectively, and the revolving credit facility was undrawn. These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2005 on an annual basis was 0.25%. As of June 30, 2005 we had outstanding letters of credit totaling $43.2 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at 1 month LIBOR plus 1.75% as of June 30, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        As of June 30, 2005, we had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of June 30, 2005, we also had outstanding $1.2 million of 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2005, we were in compliance with all such covenants.

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

        Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$142,444	$104,078	$222,259	$168,107
Depreciation and amortization	(71,312)	(67,165)	(146,647)	(136,930)
Deferred income taxes	82	(1,105)	30,528	4,944
Amortization of debt issue costs and other deferred charges	(1,971)	(4,603)	(3,962)	(9,749)
Provision for uncollectible receivables	(30,262)	57	(30,456)	(33)
Other non-cash items	(5)	1,171	3,208	1,664
Satellite impairment loss	—	—	(99,946)	—
Loss on termination of sales-type leases	—	—	—	(2,307)
Facilities restructuring and severance costs	(166)	(416)	(2,021)	(3,765)
Reversal of sales-type lease liabilities	—	1,450	—	4,303
Loss on early extinguishment of debt	(5,455)	(14,640)	(5,455)	(24,161)
Loss on undesignated interest rate swap	—	(18,637)	—	(18,637)
Changes in assets and liabilities, net of acquired assets and liabilities	(22,689)	(19,066)	11,229	4,321

Net income (loss)	$10,666	$(18,876)	$(21,263)	$(12,243)

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$10,666	$(18,876)	$(21,263)	$(12,243)
Interest expense, net	33,623	94,776	64,709	163,603
Income tax expense (benefit)	228	(272)	(27,852)	(3,238)
Depreciation and amortization	71,312	67,165	146,647	136,930

EBITDA	$115,829	$142,793	$162,241	$285,052

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$115,829	$142,793	$162,241	$285,052
Adjustment of sales-type leases to operating leases(a)	6,313	6,677	12,403	13,210
Loss on termination of sales-type leases(b)	—	—	—	2,307
Satellite impairment(c)	—	—	99,946	—
Restructuring charges(d)	573	416	2,428	3,765
Reserves for long-term receivables(e)	28,146	(1,450)	28,146	(4,303)
Reversal of allowance for customer credits(f)	2,700	—	5,400	—
Transaction-related costs(g)	500	12	500	10,545
Loss on undesignated interest rate swap(h)	—	18,637	—	18,637
Other items(i)	1,108	299	(1,905)	1,642

Adjusted EBITDA	$155,169	$167,384	$309,159	$330,855

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

(b)
For the six months ended June 30, 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement.

(c)
For the six months ended June 30, 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004.

(d)
Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs.

(e)
For the three and six months ended June 30, 2004, amount represents the pre-tax charge for long-term receivable balances due from a customer of $28.1 million which was recorded within our provision for uncollectible receivables. For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(f)
For the three and six months ended June 30, 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. The adjustment represents the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(g)
For the three and six months ended June 2004, amount represents proxy solicitation costs. For the three months ended June 30, 2005, amount primarily represents costs associated with Holdco's initial public offering. For the six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with initial public offering, and (iii) non-capitalizable third party costs.

(h)
For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap prior to the swap being designated as a hedge and qualifying for hedge accounting treatment.

(i)
For the three months ended June 30, 2004, other items consist of (i) $0.8 million of non-cash stock compensation expense, (ii) $0.1 million loss from an investment accounted for by the equity method and (iii) $0.2 million of transaction costs related to acquisitions not consummated. For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinued operations, offset by $0.1 million gain on disposal of fixed assets, and $0.1 million gain from an equity investment. For the six months ended June 30, 2004, other items consist of (i) $2.6 million of non-cash reserve adjustments and (ii) $1.4 million gain on the disposal of assets, partially offset by (x) $1.5 million of non-cash stock compensation expense, (y) $0.3 million loss from an investment accounted for by the equity method and (z) $0.3 million of transaction costs related to acquisitions not consummated. For the six months ended June 30, 2005, other items consist of

  (i) $0.5 million of expenses for management advisory services from the Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $0.6 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities that were repaid in 2004, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. If the counterparty fails to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparty. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In June of 2004, in connection with the repayment of the Term Loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time.

        On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 15, 2010. In relation to this swap agreement, we exchanged our floating-rate obligation on $1.25 billion of our Term Loan B-1 facility for a fixed-rate obligation, subject to scheduled rate increases based on the Libor rate used as described in the following table:

Start Date	End Date	Total Notional Amount	PanAmSat Corporation Pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3 Month LIBOR
12/14/2005	3/14/2006	$1,250,000,000	4.178%	3 Month LIBOR
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

        The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based upon quoted market prices from the counterparties, reflected a long-term liability of approximately $22.1 million. Through May 24, 2005, the interest rate swap was undesignated and therefore changes in its fair value through May 24, 2005 have been recorded within operating costs and expenses in our consolidated statement of operations. As of May 25, 2005, the swap was considered a designated cash flow hedge and deemed effective, and therefore qualifies for hedge accounting treatment under SFAS No. 133. At the end of each fiscal quarter, we must measure any ineffectiveness of the hedged transaction, and record this as an adjustment to interest expense in the consolidated statement of operations. Quarterly changes in the hedged asset or liability after May 24, 2005, representing effectiveness of the hedge, will be recorded within comprehensive income (loss) in our consolidated balance sheet and will be reclassified into interest expense in the period in which the hedge affects earnings. At June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

        On the interest rate reset date of June 14, 2005, the interest rate which the counterparties will utilize on September 14, 2005 to compute interest due to us was determined to be 3.40%. This will result in us paying the counterparties approximately $473 thousand on September 14, 2005 (the difference between the rate we must pay of 3.548% and the rate we will receive from the counterparties of 3.40%).

Facilities Restructuring and Severance Costs

        Facilities restructuring and severance costs were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2005, and $2.4 million and $3.8 million for the six months ended June 30, 2004 and 2005, respectively.

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. Our Spring Creek teleport was sold on October 28, 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million, net of associated selling costs. During the three months ended June 30, 2004 and 2005, we recorded charges of $0.5 million and $0.0 million, respectively, and during the six months ended June 30, 2004 and 2005 we recorded charges of $1.0 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations in 2005.

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. We recorded a non-cash charge of approximately $0.4 million in the first quarter of 2005 in relation to increased future lease costs related to one of our idle facilities.

        In October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the three months ended June 30, 2004 and 2005, we recorded severance charges of $0.0 million and $0.4 million, respectively, and during the six months ended June 30, 2004 and 2005, we recorded charges of $0.0 million and $0.8 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to our teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2005 (in millions):

	Facilities Restructuring	Teleport Consolidation	Severance Costs	Total
Balance as of January 1, 2005	$6.3	$0.3	$0.5	$7.1
Restructuring charges	0.5	2.5	0.8	3.8
Less: non-cash items	—	(2.5)	—	(2.5)
Less: net cash payments	(0.9)	(0.2)	(0.6)	(1.7)

Balance as of June 30, 2005	$5.9	$0.1	$0.7	$6.7

        We expect to pay the $0.8 million of liabilities related to our severance costs and teleport consolidation plans within the next year and we expect to pay the $5.9 million of liabilities related to our facilities restructuring plan over the next six years.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Total Debt:
Senior Secured Credit Facility	$2,003,410	$12,400	$89,110	$333,200	$1,568,700
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	2,936,100	12,400	239,110	333,200	2,351,390
Interest Payments(2)	1,542,223	216,449	446,614	396,914	482,246
Satellite Incentive Obligations	104,426	12,260	25,272	23,543	43,351
Operating Leases	29,049	5,365	9,978	8,412	5,294
Satellite Construction and Launch Contracts	289,566	168,079	75,387	4,700	41,400
Customer Contracts	38,944	9,374	12,541	5,984	11,045
Vendor Contracts	51,629	8,524	18,265	11,381	13,459

Total Contractual Obligations	$4,991,937	$432,451	$827,167	$784,134	$2,948,185

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

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Incentive Obligations

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. As of June 30, 2005, we had $104.4 million of liabilities recorded in relation to these satellite incentive obligations.

Satellite Commitments

        As of June 30, 2005, we had approximately $222.4 million of expenditures remaining under existing satellite construction contracts and $67.2 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of June 30, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        The manufacturer of Galaxy 16 and 18 is in the process of emerging from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts have been approved by the bankruptcy court. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. Pursuant to these agreements, $65.8 million previously paid for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS 6-B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, PanAmSat Corporation signed an agreement for the launch of this satellite in the first quarter of 2007. This contract brings the aggregate remaining capital expenditures on satellites under construction to approximately $320 million.

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

        As of June 30, 2005, we had in effect launch and in-orbit insurance policies covering four satellites in the aggregate amount of approximately $447.3 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $594.4 million. We had 19 uninsured satellites in orbit as of June 30, 2005. Our currently uninsured satellites are: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R, Galaxy 3R, and SBS-6, which are approaching the ends of their useful lives; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, Galaxy 9 and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3, HGS-5 and Leasat, which have an aggregate book value of approximately $0.5 million. Our Galaxy 9 satellite currently serves as an in-orbit backup for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, and Galaxy 13/Horizons 1. The C-band portion of the satellites that are currently covered by C-band in-orbit backups had an aggregate net book value of approximately $241.2 million as of June 30, 2005.

        Of the insured satellites, as of June 30, 2005, two were covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on these satellites. One of the satellites, PAS-9, has operational redundancies available for the systems on which exclusions have been imposed. We believe that this redundancy allows for uninterrupted operation of the satellite in the event of a failure of the component subject to the insurance exclusion. The second satellite, Galaxy 13/Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 11.6 years.

        At June 30, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $1.05 billion. Of this amount, $798.5 million related to uninsured satellites and $247.2 million related to satellites insured by Significant Exclusion Policies.

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

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $29.0 million.

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us. As of June 30, 2005, we had commitments to provide equipment, services and other support under these customer contracts, which aggregated approximately $38.9 million.

        In July 2005, PanAmSat signed an agreement with a customer in which PanAmSat is a subcontractor and the customer is the prime contractor to its end user customer. In exchange for PanAmSat's engagement as a subcontractor on this project, PanAmSat has agreed to guarantee the prime contractor's $8.8 million performance bond.

        We have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2005, we have commitments under these vendor contracts which aggregated approximately $51.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to $10.9 million (net of tax benefits of $6.3 million).

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

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

Critical Accounting Policies

        For a description of our Critical Accounting Policies refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 22, 2005.

New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

        In accordance with the agreement governing our old senior secured credit facilities, we are party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, we exchanged its floating-rate obligation on $1.25 billion of our Term Loan B-1 facility for a fixed-rate obligation. See "—Interest Rate Swap Agreements" above.

        We have effectively mitigated our cash interest exposure in relation to $1.35 billion of our Term Loan B-1 facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $653 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at June 30, 2005 would be a reduction in cash flows of approximately $3.6 million and an increase in net loss of approximately $2.3 million.

        As of June 30, 2005, long-term debt consisted of fixed-rate borrowings of approximately $933 million and floating rate debt of approximately $2.0 billion. In addition, we had two fixed interest rate swap agreements on notional amounts of $1.25 billion and $100 million. See "—Liquidity and Capital Resources—Long-term debt" above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would impact results of operations and cash flows. At June 30, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 9% and sales type lease receivables bore interest between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt and fixed-rate net investment in sales-type lease receivable balances would be approximately $47.6 million and $2.3 million, respectively, as of June 30, 2005.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded an $81.7 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $33.3 million and $63.8 million for the three and six months ended June 30, 2004, respectively, or 16.1% and 15.5% of our total revenues for the same periods, respectively.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the three and six months ended June 30, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $0.4 and $1.0 million. In addition, during the three and six months ended June 30, 2004, we purchased services and equipment from the DIRECTV Group of approximately $0.9 million and $1.0 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $20.6 million and $41.0 million for the three and six months ended June 30, 2004, respectively, or 10.0% of our total revenues for both periods.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.5 million of expenses during the three and six months ended June 30, 2005, respectively, to Capstone Consulting, all of which was paid through June 30, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of one of the Sponsors. Revenues for these services were $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, we had a customer receivable related to one of these affiliates of approximately $0.1 million.

        Included in our total contracted backlog of $4.68 billion as of June 30, 2005 is approximately $4.1 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Sponsors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks."

ITEM 4. CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PANAMSAT CORPORATION
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. For the Indian tax year ended March 31, 1997, the Indian government has assessed approximately $9.3 million, including interest, against one of our subsidiaries. This assessment is being appealed to the Income Tax Appeals Tribunal. For Indian tax years ended March 31, 1996, 1998, 1999, 2000 and 2001, the Indian government has assessed approximately $41.6 million in the aggregate against us, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). The Indian government has since assessed tax and interest for the tax year ended March 31, 2002 of approximately $6.2 million. The total amount assessed for all periods is approximately $57.1 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide a bank guarantee for a total of approximately $43.2 million. To date, we have paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. The DIRECTV Group has agreed to indemnify us against certain withholding tax liabilities including foreign withholding tax obligations. See "Certain Relationships and Related Party Transactions".

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

ITEM 6. EXHIBITS

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
August 9, 2005
/s/ MICHAEL J. INGLESE Michael J. Inglese Executive Vice President and Chief Financial Officer and a Duly Authorized Officer of the Company

QuickLinks

INDEX
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005 (IN THOUSANDS)
PANAMSAT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (IN THOUSANDS)
PANAMSAT CORPORATION CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) (IN THOUSANDS)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PANAMSAT CORPORATION PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS
SIGNATURE