Form 10-K
period 2005-12-31
PANAMSAT CORP /NEW/
filed 2006-03-10
CIK 1037388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32456

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        As of March 6, 2006, an aggregate of 548 shares of our common stock were outstanding.

        The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

        In this annual report, unless the context otherwise requires or it is otherwise indicated, all references to (1) "we", "us" and "our" refer to PanAmSat Corporation and its subsidiaries and (2) "Holdco" refers to PanAmSat Holding Corporation and not its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "may", "might", "should", "estimate", "project", "plan", "anticipate", "expect", "intend", "outlook", "believe" and other similar expressions are intended to identify forward-looking statements and information. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risks" and elsewhere in this annual report.

        The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

  •
  failure to complete Holdco's pending merger with Intelsat and the resulting impact on our businesses and financial results;

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

  •
  litigation; and

  •
  the other factors discussed under "Item 1A Risk Factors".

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

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.panamsat.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics are available at that same location on our website.

PANAMSAT CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

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

        We operate in the fixed satellite services, or FSS, segment, the most mature segment of the satellite communications business, historically characterized by steady and predictable revenue streams, strong cash flows from operations and substantial contracted backlog. According to Euroconsult, in 2004, the FSS industry generated revenues of approximately $7.05 billion.

        As of December 31, 2005, we had a contracted backlog for future services of approximately $4.50 billion, of which approximately $759.7 million was contracted for receipt in 2006. Contracted backlog represents the actual dollar amount (without discounting for present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements. Of this amount, approximately $3.77 billion relates to contracts for our video distribution services, which are typically long-term and may extend to the end of life of the satellite or beyond to a replacement satellite. These contracts also are generally non-cancelable, with early termination or cancellation by the customer resulting in a significant cash obligation payable to us. Our contracted backlog as of December 31, 2005 included approximately $1.47 billion relating to future services on satellites to be launched.

        We believe the FSS industry will benefit from, among other things, the increased transmission of High Definition Television, or HDTV, signals and the increased reliance of governments on commercial satellite capacity for civilian and military applications. We believe that demand for large, cost effective private networks made possible through the combination of our satellite network's broad geographic coverage and the use of small, low-cost terrestrial satellite terminals, commonly referred to as VSATs (very small aperture terminal), will be an additional source of growth, especially in international markets where terrestrial networks are not well developed.

        Our in-orbit fleet, which includes three in-orbit backup satellites, is one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. We have an extensive terrestrial network available to support the needs of our customers. We have seven technical facilities in the United States, which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. We lease such services outside of the United States to support the remainder of our worldwide satellite fleet.

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of our outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of our common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this annual report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized PanAmSat as the "Recapitalization".

        On September 22, 2004, Holdco was formed by our then existing stockholders. On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share ("the Contribution"). As a result of and immediately following that Contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

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

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used the net proceeds to make a capital contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008 through September 2014. Our investment in this joint venture is being accounted for using the equity method of accounting.

        On August 29, 2005, Holdco and Intelsat, Ltd. ("Intelsat") announced that the two companies had signed a definitive merger agreement (the "Intelsat Merger Agreement") under which Intelsat will acquire Holdco and its sole subsidiary, PanAmSat, for $25 per share in cash, or $3.2 billion (the "Intelsat Merger"). On October 26, 2005, Holdco's shareholders approved and adopted the Intelsat Merger Agreement. Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the Hart-Scott-Rodino waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), Holdco expects to consummate the Intelsat Merger in the second or third quarter of 2006.

        On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this acquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking.

        Holdco does not have, apart from its ownership of us, any independent operations and derives all of its revenues and cash flow from its subsidiaries. We and our subsidiaries are Holdco's only subsidiaries. Holdco's ability to pay dividends on its common stock and make payments on its senior discount notes is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and 9% senior notes are the two contractual obligations that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

Background

        We are a market leader in the FSS industry. FSS operators use satellites that are located in designated GEO slots 22,300 miles above the equator. The position of these satellites makes them appear to be at a fixed point above the earth. Receiving antennas, once pointed at a fixed satellite, need not be moved.

        GEO slots are points on the GEO arc where satellites are permitted to operate. The right to use a GEO slot must be authorized under national and international regulatory regimes for the frequency bands in which a satellite will operate, and satellites operating in the same frequency bands must be sufficiently far apart to avoid interference with one another. Certain slots may not provide coverage over an entire market. Other slots may not be available for all of the frequency bands needed to make the slot commercially viable. Satellites operating at adjacent GEO slots at similar frequencies are generally separated by two or more degrees. Once the particular frequencies at a GEO slot have been licensed and coordinated, their use is protected against interference from other operations at the same or adjacent slots.

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

Our Services

        Our operations are comprised of the following two segments, FSS and government services, or G2:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide telemetry, tracking and control, or TT&C, and network services to customers. In addition, we provide various consulting and technical services to third parties.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities and their contractors.

        We derive our revenues primarily from our video and network services. For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from the following service areas:

	Year Ended December 31, 2005
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

        Revenues derived from affiliates of The DIRECTV Group comprised approximately 16%, 15% and 16%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. Revenues derived from affiliates of The News Corporation comprised approximately 11%, 11% and 12%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. No other customers provided us with revenues in excess of 10% of total revenues during each of these periods.

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

        Video distribution services.    Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies lease dedicated transponder capacity from us, both on our satellites in orbit and those planned for launch in the future. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, up-linking and down-linking services to and from our satellites and teleport facilities.

        We deliver television programming to virtually all cable systems in the United States. We also operate satellites for the distribution of television programming to cable and other redistribution systems in Latin America, Africa, Australia and the Asia Pacific and Indian Ocean regions. To attract and retain high quality customers, we have created "cable neighborhoods" in which popular television channels act as the "anchor tenants" on our satellites. Cable and other redistribution systems then install antennas to access these popular channels for their subscribers. Because these companies already have their antennas pointed toward these "cable neighborhoods," our experience has been that other programmers also want to distribute their programming through our satellites. The formation of cable neighborhoods has been an important driver of capacity utilization and revenues. Of our 23 satellites in orbit, 12 are part of cable neighborhoods around the world, with seven serving the United States, two serving Latin America, two serving the Asia Pacific region and one serving the Indian Ocean region.

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

        Video service customers.    The following table lists some of the customers under contract for our video distribution, DTH and full-time contribution services:

Video Distribution Services	DTH Services	Full-time Contribution Services
BBC	DIRECTV Latin America	Australian Broadcasting Corporation
Comcast	MultiChoice (South Africa)	CNN
China Central Television	DIRECTV	NHK
Doordarshan (India)	Sky Mexico	FOX
The News Corporation	CBN (Sri Lanka)	ABC
(including the Fox family of channels and	Selectv Broadcasting Ltd.	MSNBC
The DIRECTV Group)		Tribune Broadcasting
NHK (Japan)
Sony
Starz!
Viacom (including MTV and Nickelodeon)
The Walt Disney Company (including ABC and ESPN)
Time Warner, Inc. (including HBO, Turner Broadcasting System and CNN)

Network services

        We provide satellite transponder capacity and other satellite and terrestrial network services to telecommunications carriers, multinational corporations and network service providers for relaying voice, video and data communications globally. Our network services are comprised of two categories:

  •
  Private business network services—satellite capacity that we provide for secure, high speed corporate data networks, such as VSATs, used in a variety of business functions; and

  •
  Internet services—satellite capacity that we provide to ISPs for high data rate Internet connections and point-to-multipoint content distribution.

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

        Some of the customers for and users of our network services include Segovia, Viasat, General Communications Inc., Hughes Network Systems, Inc., Microspace and Telstra.

        As part of our network services, we also provide satellite services to eight telecommunications carriers in six countries to provide voice, video and data communications networks for businesses, governments and other users. Our satellites, which facilitate high volume information transmission and the ability to use VSATs on the ground, have enabled carriers in emerging countries to introduce competitive new telecommunications services in Latin America, Africa and Asia. In addition, we offer value-added satellite services for telecommunications customers that include satellite capacity and teleport services that connect customers to U.S. terrestrial networks.

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

Consulting and Technical services

        Consulting services.    We perform consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management; ground station construction management; targeted market analysis; the provision of launch and satellite specialists; provision of certain market research materials; provision of specialized training programs; assistance in obtaining insurance coverage for satellite manufacturers and other third parties; rental of teleport facilities; launch vehicle and satellite procurement; the provision of industry specialists for expert consultation to insurance carriers; the provision of Transfer Orbit Support Services for third party satellites; and equipment procurement and installation for our customers.

        TT&C services.    In addition to the TT&C services we perform for many of our satellites, we also provide TT&C services for satellites owned by other satellite operators. TT&C services include monitoring and maintaining the proper orbital location and orientation of a satellite, monitoring on-board systems, adjusting transponder levels and remotely bringing backup systems on-line in the event of a subsystem failure.

In-orbit back-up services

        Our other services include in-orbit backup service, which is backup transponder capacity that we make available to certain customers.

Other services

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

        G2 serves three customer groups:

  •
  Federal agencies and organizations.  G2 offers U.S. government customers flexible and streamlined procurement vehicles. G2's products and services are readily available for military, civil and homeland security applications.

  •
  The U.S. Department of Defense.  G2 provides satellite and related telecommunications services to the Defense Information Systems Agency, its prime contractors for commercial satellite communications and the four U.S. uniformed military branches. G2 supports a variety of military applications, from distance learning to communications support for unmanned aerial vehicles.

  •
  Prime contractors and system integrators managing major government contracts.  G2 provides satellite services and equipment that can address a specific government procurement or support a communications function within a larger program effort. G2 works closely with its partners, both large and small, to accommodate government procurements.

        We serve military and government agencies and contractors worldwide, directly or as a sub-contractor, including the Army Corps of Engineers, The Boeing Company, the Federal Aviation Administration, the Federal Bureau of Investigation, NASA, the Government of Australia, Raytheon Company, the Transportation Security Administration and the U.S. Air Force, Army, Navy and Marine Corps.

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

Commitment to maximizing cash flow

        We are focused on prudently managing capital expenditures in order to maximize cash flow available for debt service and dividend payments. We have pioneered the use of smaller satellites, like our Galaxy 12, Galaxy 14 and Galaxy 15 satellites, as a way to optimize returns on capital spending while maintaining capacity in key orbital locations. We also intend to replace existing capacity only as needed, based upon factors such as our ability to pre-sell capacity prior to launch. We believe this approach is significantly different from the historical investment strategies of our principal competitors.

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

        Become a leader in HDTV distribution.    We believe demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. According to a 2004 report by the Yankee Group, the number of U.S. households viewing HDTV is forecasted to increase from 8.3 million in 2004 to 57.5 million by year-end 2008. To take advantage of this opportunity, we launched Galaxy 13/Horizons 1 and placed it in service as an HDTV neighborhood to attract the newest and fastest growing cable television segment.

        Expand DTH services.    We believe that greater demand for satellite capacity will be required from U.S. DTH providers as a result of increased HDTV demand and increased local and ethnic programming. We believe these services will consume bandwidth beyond that which is currently available to DTH operators and will cause them to rely more heavily on FSS services.

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

Our Satellite Network and Terrestrial Fiber Optic Network

        We had invested approximately $4.2 billion in our existing satellite fleet and terrestrial fiber optic network through December 31, 2005, and we had approximately $263.3 million of expenditures remaining to be made under existing satellite construction and launch contracts as of December 31, 2005. Our fleet currently consists of 23 satellites in orbit, including three in-orbit spares.

        Our ground facilities also play a critical role in providing quality service to our customers. We operate seven technical facilities, all of which are staffed 24 hours a day, seven days a week. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our teleports operate nearly 100 antennas and are equipped to provide, among other things, analog and digital transmission services, tape play-out and time delay services, monitoring, down-linking of Internet services, connectivity to terrestrial links and network operations services.

        Our 23 satellites currently in orbit contain approximately 948 36 MHz equivalent transponders. We are currently utilizing approximately 73% of our useable and available transponders, which excludes transponders dedicated to backup for our customers and those unavailable for regulatory or technical reasons.

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

        Set forth below is a table containing certain basic information about our 23 in-orbit satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "SSL" indicates a Space Systems/Loral model and "ORB" indicates an Orbital Sciences model. For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites.

        However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". The estimated end of useful life shown below is determined using the lower of the satellite's design life and the estimated life of the satellite as determined by an engineering analysis. Under Position, "EL " indicates east longitude and "WL" indicates west longitude.

Satellite	Spacecraft Model	Launch Date	Estimated End of Useful Life(1)	Position	36 MHz Equivalent C-band Transponders	36 MHz Equivalent Ku-band Transponders	Geographic Coverage
North America
Galaxy 3C(2)	BSS 702	06/02	2017	95WL	24.0	42.7	North America; Latin America; Caribbean
Galaxy 4R(2)	BSS 601 HP	04/00	2006	99WL	24.0	24.0	North America
Galaxy 9(3)	BSS 376	06/96	2009	91WL	24.0	—	North America
Galaxy 10R(2)	BSS 601 HP	01/00	2008	123WL	24.0	24.0	North America
Galaxy 11(2)	BSS 702	12/99	2009	91WL	24.0	36.0	North America; Brazil
Galaxy 12(3)	ORB Star 2	4/03	2018	125WL	24.0	—	North America
Galaxy 13/Horizons 1(2)	BSS 601 HP	9/03	2018	127WL	24.0	24.0	North America
Galaxy 14(2)	ORB Star 2	08/05	2020	125WL	24.0	—	North America; Caribbean
Galaxy 15(2)	ORB Star 2	10/05	2020	133WL	24.0	—	North America; Caribbean
SBS 6	BSS 393	10/90	2007	74WL	—	22.7	Continental U.S.

Subtotal					216.0	173.4

Atlantic Ocean Region
PAS-1R	BSS 702	11/00	2010	45WL	36.0	36.0	Americas; Caribbean
PAS-3R	BSS 601	01/96	2009	43WL	25.1	25.1	Americas; Caribbean
PAS-6B	BSS 601 HP	12/98	2008	43WL	—	32.0	South America; Americas
PAS-9	BSS 601 HP	07/00	2013	58WL	24.0	24.0	Caribbean; Europe

Subtotal					85.1	117.1

Indian Ocean Region
PAS-4(4)	BSS 601	08/95	2010	72EL	25.1	24.6	Asia; Africa; Middle East; Europe
PAS-5	BSS 601 HP	08/97	2012	26EL	24.0	24.0	Middle East; Asia; Africa
PAS-7	SSL FS 1300	09/98	2013	68.5EL	14.0	30.0	Middle East
HGS-3	BSS 601	01/96	2011	38EL	30.0	8.0	South Asia
PAS-l0(5)	BSS 601 HP	05/01	2016	68.5EL	24.0	24.0	Asia; Africa; Middle East; Europe
PAS-12	SSL FS 1300	10/00	2015	45EL	—	30.0	Europe; Middle East; Africa; Asia

Subtotal					117.1	140.6

Pacific Ocean Region
PAS-2	BSS 601	07/94	2009	169EL	25.1	25.1	Asia-Pacific
PAS-8	SSL FS 1300	11/98	2014	166EL	24.0	24.0	Asia-Pacific; Pacific Ocean Region
Leasat F5(6)	BSS 381	01/90	2008	100EL	—	—

Subtotal					49.1	49.1

Total Bandwidth					467.3	480.2

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Satellite Insurance—Uninsured satellites" for a discussion of our replacement expectations.

(2)
Galaxy 9 and Galaxy 12 are available as in-orbit backups for the C-band capacity on this satellite.

(3)
Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity serving our U.S. cable customers.

(4)
In addition to providing customer services, PAS-4 also provides back-up services.

(5)
PAS-4 is available as an in-orbit backup for portions of the capacity on this satellite.

(6)
Leasat F5 provides services in the X-band and UHF-band frequencies for military applications. It is operated in an inclined orbit.

Satellite Operations Risk Management

        We manage certain of the business risks inherent in the operation of a satellite fleet by insuring satellite launches, maintaining backup satellites and transponders and insuring in-orbit satellites.

Satellite insurance

        We have obtained launch insurance for all of our satellite launches. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Launch insurance has historically covered claims arising after a launch for a period of up to three to five years, providing for payment of the full insured amount if, for example, the satellite is lost during launch or the satellite fails to achieve the proper orbital location, or if other failures occur during the in-orbit coverage period. Currently, as a result of market conditions in the satellite insurance industry, insurers are offering commercially reasonable launch policies that extend for no more than one year after launch. The terms of launch policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of a satellite's communications capacity is lost. See "Item 1A. Risk Factors—Risks Relating to Our Industry".

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

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite.

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

        Until the mid-1990s, the FSS industry was fragmented, with many national and regional providers. In 1997, our merger with the Galaxy Satellite Services, or Galaxy, division of Hughes Communications, Inc., represented one of the first significant consolidations in the industry. That merger brought together Galaxy, which pioneered the cable neighborhood strategy, and PanAmSat International, the first privately held international satellite operator. Privatization took a significant step forward in 1998 when the intergovernmental organization Intelsat spun-off part of its business with the formation of New Skies Satellites N.V. In July 2001, Intelsat and Eutelsat were both privatized. Both Intelsat and Eutelsat are large satellite operators with extensive satellite fleets and a wide range of services. The privatization of these companies enables them to become more commercially focused.

        Consolidation in the FSS industry has been driven by customers' demand for more robust distribution platforms with network redundancies and worldwide reach, by FSS operators' desire to secure and improve their market access in key regions, and by increased private equity ownership in the satellite industry. The announced pending acquisitions of us by Intelsat and of New Skies Satellites by SES are two examples of this consolidation.

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

Competition

Fixed satellite services

        Our principal global competitors in the FSS industry are:

  •
  Intelsat, a former intergovernmental agency privatized in 2001 that primarily provides telecommunications service to common carriers and other service providers, as well as the U.S. government and military. Intelsat reports a fleet of 33 owned GEO satellites. As mentioned above, Holdco has entered into the Intelsat Merger Agreement under which Intelsat will acquire Holdco and us. Consummation of the Intelsat Merger remains subject to various conditions.

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

  •
  Satmex S.A. de C.V., which provides video distribution and network services in the North America and Latin America regions. Satmex reports a fleet of two GEO satellites.

  •
  Telesat, which is a wholly owned subsidiary of BCE Inc. and has a fleet of three fixed satellite service satellites, two direct broadcast satellites and four additional satellites.

  •
  Loral Space & Communications Ltd., which operates a fleet of five GEO satellites through joint marketing arrangements and provides services primarily to broadcasters.

  •
  Eutelsat, a former intergovernmental agency privatized in 2001 that primarily provides video and radio distribution services to the European market and into parts of the Middle East, Africa, South Asia and North and South America. Eutelsat operates a fleet of 22 GEO satellites.

        In addition to the above, we have many competitors for our government services, including Intelsat General Corporation, Americom Government Systems, Electronic Data Systems, Marshall Communications, AT&T Government Group and numerous other resellers. We compete with these and other satellite service providers primarily on coverage, services, access, reliability and price.

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

        Competition is intense among the major FSS providers due to a variety of factors, including competition from terrestrial based fiber optic cable systems, oversupply of capacity in a number of markets and increased privatization. We have experienced pricing pressure in certain international markets due to overcapacity and the ability to charge market-based prices by privatized satellite operators.

Fiber optics

        Our satellite services also compete with certain of the services and products offered by providers of terrestrial fiber optic cables. In nearly every aspect of PanAmSat's business, PanAmSat competes with land-based service providers. In particular, PanAmSat has experienced competition from fiber in servicing both video contribution and video distribution customers. Competitors, such as Vyvx, vie against PanAmSat for the distribution of sporting and other special events.

        Investment by cable companies, as well as new entrants into the video distribution business, in national fiber backbones have played a significant role in the increase of competition from fiber optic cable. Increasing capacity stemming from the continued ubiquity of fiber optic cables is likely to continue to offer competition to satellite operators.

Resellers

        We also face competition from resellers of FSS and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers. Capacity for resale is readily available because resellers can typically procure capacity on short notice, given that FSS and fiber capacity is available.

        In addition, resellers effectively compete against FSS operators in a number of ways, including by subdividing purchase capacity and selling to customers in smaller pieces or for shorter time periods, or by packaging the capacity with value-added services. To differentiate themselves, resellers often develop the capability for one or several value-added services to offer along with capacity. These capabilities include pre- and post-production services or teleport services. The cost of these capabilities varies, but all are substantially less than the cost of a satellite.

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

        Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers, and we operate with minimal governmental scrutiny of our business decisions. We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees that are intended to defray the FCC's regulatory expenses; and, to the extent we are deemed to be providing interstate or international telecommunications, universal service contributions.

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

        In 2005, we acquired the assets of Europe*Star Ltd. These assets included a satellite (Europe*Star I now renamed PAS-12) and orbital slot rights of C/KU/Ka-band to several orbital locations and frequency bands. PAS-12 operates in an orbital location under a German filing. We have a space station license from the U.K. government's British National Space Center.

        We also have Australian-issued licenses for a future C/Ku-band hybrid satellite in the Pacific Ocean region and nine future Ka-band satellites in various regions.

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

        See "Item 1A. Risk Factors—Risks Relating to Our Industry—The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan".

History

        We are the product of the May 1997 merger of PanAmSat International and the Galaxy business of Hughes Communication, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. Prior to the Recapitalization (as defined below) in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of The News Corporation. Following the recapitalization, we were owned by entities affiliated with KKR, Carlyle and Providence and certain members of management and of our board of directors. The purchase transactions whereby KKR, Carlyle and Providence acquired their equity interests in us, including our merger with a wholly-owned subsidiary of the DIRECTV Group, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group, are collectively referred to as the "Recapitalization."

        On September 22, 2004, Holdco was formed by our then existing stockholders. On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share. As a result of and immediately following that Contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

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

Employees

        As of December 31, 2005, we had approximately 607 full and part-time employees. We believe that our employee relations are good.

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

Item 1A.    Risk Factors

Risks Relating to Holdco's Merger with Intelsat

There can be no assurances that the pending Intelsat Merger with Holdco will be completed, and failure to complete the merger could negatively impact our business and financial results.

        The completion of Holdco's pending Intelsat Merger depends on the satisfaction or waiver of a number of conditions, including but not limited to, receipt of all required regulatory approvals as final orders and without any burdensome conditions (as defined in the merger agreement) and the absence of any governmental order that prohibits the Intelsat Merger or any law that prohibits or makes illegal the transactions contemplated by the Intelsat Merger Agreement. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the other required conditions will be obtained on a timely basis, or at all. If the Intelsat Merger is not completed, our businesses and financial results could be adversely impacted due to, among other things, the focus of our management's time and efforts on completing the Intelsat Merger rather than pursuing other attractive business opportunities and the payment of certain costs relating to the Intelsat Merger, including legal, accounting, financial advisor and printing fees. Under certain circumstances, we would also be required to pay a termination fee to Intelsat under the Intelsat Merger Agreement.

Risks Relating to Our Business

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to pay dividends on our common stock, comply with our debt covenants, repay our indebtedness and operate our business.

        As of December 31, 2005, we had outstanding indebtedness of approximately $2,932.0 million. We currently have availability of $200.9 million (net of standby letters of credit of approximately $49.1 million) under our revolving credit facility.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

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

The terms our indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities and the indentures governing our 9% senior notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. PanAmSat's senior secured credit facilities include financial covenants, including requirements that it:

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

        The indenture relating to our 9% senior notes also contain numerous covenants including, among other things, restrictions on our ability to:

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

  •
  engage in transactions with affiliates.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities could result in a default under such facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our senior notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our 9% senior notes and our other debt.

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.

        Our current satellite insurance does not protect us against all satellite-related losses that we may experience, and we do not have in-orbit insurance coverage for all of the satellites in our fleet. Some of our insured satellites are covered by policies with significant exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure ("Significant Exclusion Policies") and deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. Moreover, any claims under existing policies are subject to settlement with the insurers. As of December 31, 2005, we had in effect launch and in-orbit policies covering six satellites in the aggregate amount of approximately $522.4 million, one of which was covered by Significant Exclusion Policies. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. We had 19 uninsured satellites in orbit as of December 31, 2005 with a total net book value and other insurable costs of approximately $836.0 million. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (SCP) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. Seventeen of our satellites are currently uninsured.

        An additional risk to our business is that we do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies. As a result, even if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenues attributable to that loss. As of December 31, 2005, the total net book value of satellites and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, totaled approximately $1,518.5 million.

        A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue, and could limit our ability to pay dividends.

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

We are subject to significant and intense competition both within the FSS industry and outside the industry from companies offering other means to transmit signals, such as through fiber optics.

        We face significant and intensifying competition in the FSS industry in different regions around the world from companies such as: Intelsat Ltd. and Eutelsat S.A.; SES Global, the entity formed by the November 2001 acquisition of GE American Communications, Inc. by Societe Europeenne des Satellites, the Luxembourg-based operator of ASTRA, one of Europe's leading DTH services; New Skies Satellites N.V.; Loral Space & Communications Ltd.; Satmex; and Telesat among others. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations, service our debt obligations and pay dividends. There has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. For example, SES Global now has the world's largest satellite fleet, and the combined entity is now capable of providing service in many of the markets we serve. These and other direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

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

        We rely on a limited number of customers to provide a substantial portion of our revenues and contracted backlog. For example, two customers, The DIRECTV Group and The News Corporation, comprised approximately 16% and 12%, respectively, of total revenues in 2005. No other customers represent more than 10% of revenues. Some customers have in the past defaulted and, although we monitor our larger customers' financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—

Management Overview". Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenues could adversely affect our revenues, operating margins and cash flows.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        A significant portion of our business is conducted outside of the United States. For the years ended December 31, 2003, 2004 and 2005, approximately 56%, 56% and 52% of our revenues, respectively, were generated from customers outside of the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

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

Our Sponsors may have significant influence on our company, including control over decisions that require the approval of equity-holders, whether or not such decision is believed by the other equity-holders to be in their own best interests.

        Our Sponsors beneficially own approximately 58% of Holdco's common stock. As a result, our Sponsors have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination, without the consent of our other stockholders, of the outcome of any corporate transaction or other matter submitted to Holdco's stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as our Sponsors continue to own a majority of Holdco's outstanding common stock, they will continue to be able to strongly influence or effectively control our decisions.

Our dividend policy may limit our ability to pursue growth opportunities.

        Our board of directors has adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco. In developing this policy, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, cash interest expense, income taxes and working capital, and the continued availability of borrowings under our revolving credit facility. As a result of the dividend policy, our ability to finance any material expansion of our business or to fund our operations may be more limited than if we had retained all of our cash flow from operations. In addition, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at an acceptable cost, or at all.

Our ability to pay dividends to holders of our common stock is subject to significant limitations.

        While our board of directors has adopted a policy to pay periodic dividends to our sole stockholder, Holdco, we are not obligated to pay dividends. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. For example, we might not generate sufficient cash from operations in the future, or we might suffer an uninsured loss of a satellite requiring significant and unplanned capital expenditures, resulting in an inability to pay dividends on our common stock in the intended amounts or at all. In addition, we are subject to certain restrictions on payment of dividends under our senior secured credit facilities and our 9% senior notes which, if triggered, may result in our modification or elimination of dividends. Additionally, our need for cash to fund capital expenditures and new growth opportunities may increase. Under those circumstances, our board of directors may decide to use cash from operations for increased capital expenditures or to take advantage of new growth opportunities.

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

  •
  failure of the Xenon-Ion Propulsion Systems, or XIPS, used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft's proper in-orbit position; and

  •
  general failures resulting from operating satellites in the harsh space environment.

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

        Three BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the useful life of one of our BSS 601 HP satellites, PAS-9 and as a result, we accelerated depreciation expense related to this satellite.

        Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite's useful life. Due to this continued degradation, based on a review of available data, in 2004 we reduced our estimate of the useful lives of both satellites.

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

        Satellites are subject to certain risks related to failed launches. Of the 38 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its useful life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be as much as $250 million.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

        The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its useful life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available. We have plans to launch one satellite during 2006 and three satellites during 2007 that will replace satellites currently in service, including the satellite which will be owned by the Horizons-2 joint venture. These satellites are an important part of our strategy to further develop our HDTV capacity and ultimately achieve HDTV cable neighborhoods. Any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenues and contracted backlog.

The market for satellite insurance has historically fluctuated significantly.

        The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services in 1984. Recently, the cost of obtaining launch and in-orbit policies on satellites has reached historic highs. We expect the cost of obtaining such insurance to continue to remain high and perhaps rise further, and we expect availability to be limited as a result of recent satellite failures and general conditions in the insurance industry, including the continued effects of the September 11 terrorist events. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions. For example, while we have in the past been able to obtain launch policies covering a period of three to five years from the date of launch and in-orbit policies covering a period of one to three years from the date of expiration of the applicable launch policy, providers of launch and in-orbit insurance are now unwilling to insure for periods greater than one year.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums. Currently, 19 of our 23 satellites are uninsured. As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if we so choose. We may do so if exclusions make such policies ineffective or the costs of coverage make such insurance impractical or if we believe that we can more effectively protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance.

        We also maintain a certain level of third-party liability insurance. This insurance may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

The FSS industry is heavily regulated, both in the United States and elsewhere, and such regulation could impede us from executing our business plan.

        We are subject to the regulatory authority of the U.S. government, primarily the Federal Communications Commission, or the FCC, and the national communications authorities of the countries in which we operate. If we do not obtain all requisite regulatory approvals for the construction, launch and operation of any of our future satellites and for the orbital slots planned for these satellites or, the licenses obtained impose operational restrictions on us, or permit interference which could affect the use of our satellites, our business, financial condition and results of operations could be materially adversely affected. In addition, we may not continue to coordinate successfully any or all of our satellites under FCC procedures domestically and under procedures of the International Telecommunication Union internationally. Such coordination is required in connection with domestic and international procedures that are intended to avoid interference to or from other satellites. In addition, the export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations, which could adversely affect or delay our ability to sell our services to non-U.S. customers.

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

Item 1B.    Unresolved Staff Comments

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2005 fiscal year and (3) remain unresolved.

Item 2.    Properties

        Our principal executive offices are located in Wilton, Connecticut, pursuant to which we commenced a ten-year lease in July 2001. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We currently operate five teleports, a satellite operations control center and a customer service center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Napa, California; and Silver Spring, Maryland. We own our teleports in Ellenwood, Napa and Fillmore. We own our customer service center in Ellenwood and our satellite operations control center in Long Beach, California. We lease our teleports in Castle Rock and Silver Spring. As part of an updating and restructuring of our terrestrial infrastructure, we closed our Homestead, Florida teleport during 2003 and closed our Spring Creek, New York teleport in June 2004. We sold our Spring Creek, New York facility in October 2004 and sold our Homestead, Florida facility in June 2005.

        We also lease office space in New York, New York; Ellenwood, Georgia; Washington, D.C.; Coral Gables, Florida; Chantilly, Virginia; Sydney, Australia; Johannesburg, South Africa; London, England; Tokyo, Japan; Hong Kong, China; Rio de Janeiro, Brazil; Mexico City, Mexico; Beijing, China; and Mumbai, India. Our leases have been entered into upon terms that we believe to be reasonable and customary.

Item 3.    Legal Proceedings

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        We are a wholly-owned subsidiary of PanAmSat Holding Corporation and, accordingly, there is no market for our common stock.

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to Holdco to distribute to its stockholders. This policy reflects our judgment that it is in the best interests of our stockholder and Holdco's stockholders to distribute to them a substantial portion of the cash generated by our business rather than retaining these amounts for uses in the future that are unplanned and have not been specifically identified.

        On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco in the amount of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also, in December 2005, we recorded dividends of $4.5 million related to amounts funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December, 2005.

        Holdco's primary source of liquidity is cash flow generated from the operations of its subsidiaries, including PanAmSat. Holdco's ability to pay dividends on its common stock and make payments on its 10 3/8% Senior Discount Notes is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities and 9% senior notes are the two contractual obligations of ours that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco. Payment of dividends is also subject to compliance with Delaware law.

Item 6.    Selected Financial Data

        The selected historical consolidated financial, operating and other data as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 presented in this table are derived from our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2001, 2002 and 2003 and for each of the two years in the period ended December 31, 2002 presented in this table are derived from our audited consolidated financial statements of PanAmSat and related notes thereto, which are not included in this Annual Report. You should read the selected financial data below in conjunction with our consolidated financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Statement of Operations Data:
Revenues:
Operating leases, satellite services and other	$802,194	$792,691	$814,006	$811,124	$847,149
Outright sales and sales-type leases(1)	67,881	19,599	17,005	15,946	13,854

Total revenues	870,075	812,290	831,011	827,070	861,003

Operating Costs and Expenses:
Cost of outright sales and sales-type leases	12,766	—	—	2,224	(4,303)
Depreciation and amortization	414,744	335,717	312,833	294,822	276,925
Direct operating costs (exclusive of depreciation and amortization)	147,401	126,387	149,696	157,354	143,870
Selling, general and administrative expenses	121,622	101,983	86,081	110,898	74,969
Sponsor management fees	—	—	—	731	10,444
Facilities restructuring and severance costs	8,223	13,708	4,227	6,192	4,294
Loss on termination of sales-type leases	—	18,690	—	—	2,307
Gain on undesignated interest rate swap	—	—	—	—	(6,611)
Gain on insurance claim	—	(40,063)	—	(9,090)	—
Gain on sale of teleport	—	—	—	(11,113)	—
Satellite impairment loss	—	—	—	99,946	—
Transaction-related costs	—	—	—	155,131	—

Total operating cost and expenses	704,756	556,422	552,837	807,095	501,895

Income from operations	165,319	255,868	278,174	19,975	359,108
Interest expense, net(2)	111,153	142,470	143,632	186,754	261,383

Income (loss) before income taxes	54,166	113,398	134,542	(166,779)	97,725
Income tax expense (benefit)	23,562	28,350	35,010	(91,290)	2,105

Net income (loss)	$30,604	$85,048	$99,532	$(75,489)	$95,620

Balance Sheet Data (at end of period):
Total assets	$6,296,810	$6,487,738	$5,734,877	$4,764,495	$4,828,081
Total debt, including to affiliates(3)	2,521,542	2,550,000	1,700,000	3,608,000	2,932,000
Total long-term liabilities	3,134,897	3,063,003	2,400,273	3,908,790	3,288,600
Total stockholders' equity	2,992,560	3,077,542	3,178,758	697,759	1,312,530
Other Financial Data:
EBITDA(4)(5)	$580,063	$591,585	$591,007	$314,797	$636,033
Adjusted EBITDA(4)	$578,202	$621,029	$633,047	$624,943	$673,275
Net cash provided by operating activities	$505,957	$520,466	$472,504	$293,274	$413,919
Net cash provided by (used in) investing activities	(218,889)	(458,948)	70,111	574,282	(247,195)
Net cash provided by (used in) financing activities	9,853	1,420	(855,267)	(1,005,968)	(80,432)
Capital expenditures	336,256	295,532	103,205	177,130	207,845
Contracted backlog (at end of period; in billions)(6)	$5.84	$5.55	$4.56	$4.90	$4.50

        (continued)

		Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Pro-Forma Effect of the Elimination of Goodwill Amortization (7):
Net income (loss):
Reported net income (loss)	$30,604	$85,048	$99,532	$(75,489)	$95,620
Goodwill amortization	64,960	—	—	—	—

Adjusted net income (loss)	$95,564	$85,048	$99,532	$(75,489)	$95,620

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

(2)
Net of capitalized interest of $23.3 million, $27.3 million, $13.9 million, $8.5 million and $25.5 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively, and net of interest income of $13.5 million, $15.2 million, $13.3 million, $7.4 million and $3.2 million in 2001, 2002, 2003, 2004 and 2005, respectively.

(3)
Includes debt of $796.5 million, $2.55 billion, $1.70 billion, $3.61 billion and $2.93 billion as of December 31, 2001, 2002, 2003, 2004 and 2005, respectively, and borrowings due to affiliates of $1.73 billion as of December 31, 2001. There were no amounts due to affiliates as of December 31, 2002, 2003, 2004 or 2005.

(4)
EBITDA is defined as net income plus net interest expense, income tax expense (benefit) and depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our 9% senior notes and senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. EBITDA and Adjusted EBITDA are not presentations made in accordance with Generally Accepted Accounting Principles, or GAAP, are not measures of financial condition or profitability, and should not be considered as an alternative to (1) net income (loss) determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe that the inclusion of EBITDA and Adjusted EBITDA in this annual report is appropriate to provide additional information to investors about certain material non-cash items and the calculation of certain financial covenants in the indenture governing our 9% senior notes and senior secured credit facilities. Adjusted EBITDA is a material component of these covenants. For instance, the indenture governing our 9% senior notes and senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing our 9% senior notes would prohibit us from being able to pay dividends or incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in our senior secured credit facilities (as amended with Holdco's initial public offering) and indentures, the ability of us to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. For a description of required covenant levels and actual ratio calculations based on Adjusted EBITDA, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". We also believe that investors will use Adjusted EBITDA to evaluate our liquidity and our ability to pay dividends, which is particularly important given our leverage.

Because not all companies use identical calculations, these presentations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of net cash provided by operating activities and net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$505,957	$520,466	$472,504	$293,274	$413,919
Gross profit on sales-type leases	32,715	—	—	—	—
Depreciation and amortization	(414,744)	(335,717)	(312,833)	(294,822)	(276,925)
Deferred income taxes	(10,811)	(38,107)	(14,722)	97,958	3,322
Amortization of debt issue costs and other deferred charges	(9,107)	(12,474)	(9,731)	(14,079)	(19,565)
Provision for uncollectible receivables	(15,339)	(12,616)	1,632	(31,226)	2,724
Loss on early extinguishment of debt	—	(3,309)	(10,663)	(25,751)	(24,161)
Loss on termination of sales-type leases	—	(18,690)	—	—	(2,307)
Facilities restructuring and severance costs	(8,223)	(13,708)	(4,227)	(6,093)	(4,294)
Reversal of sales-type lease liabilities	—	—	—	3,727	4.303
Gain on undesignated interest rate swap	—	—	—	—	6,611
Satellite impairment loss	—	—	—	(99,946)	—
Effect of Galaxy 10R XIPS anomaly	—	—	—	(9,090)	—
Gain on sale of teleport	—	—	—	11,113	—
Gain on satellite insurance claims	—	40,063	—	9,090
Gain on disposal of fixed assets	—	—	—	1,332	—
Other non-cash items	—	—	(2,756)	2,567	1,919
Changes in assets and liabilities, net of acquired assets and liabilities	(49,844)	(40,860)	(19,672)	(13,543)	(9,926)

Net income (loss)	$30,604	$85,048	$99,532	$(75,489)	$95,620

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$30,604	$85,048	$99,532	$(75,489)	$95,620
Interest expense, net	111,153	142,470	143,632	186,754	261,383
Income tax expense (benefit)	23,562	28,350	35,010	(91,290)	2,105
Depreciation and amortization	414,744	335,717	312,833	294,822	276,925

EBITDA	$580,063	$591,585	$591,007	$314,797	$636,033

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$580,063	$591,585	$591,007	$314,797	$636,033
Adjustment of sales-type leases to operating leases(a)	21,950	22,442	22,858	25,771	26,487
Elimination of new sales-type leases(b)	(32,715)	—	—	—	—
Loss on termination of sales-type leases(c)	—	18,690	—	—	2,307
Satellite impairment(d)	—	—	—	99,946	—
Gain on satellite insurance claims(e)	—	(40,063)	—	—	—
Restructuring charges(f)	8,223	13,708	4,227	6,192	4,294
Reserves for long-term receivables and sales-type lease adjustments(g)	—	5,750	(632)	24,419	(4,303)
Reversal of allowance for customer credits(h)	—	—	8,100	7,200	—
Investments(i)	—	5,000	1,800	—	—
Transaction-related costs(j)	—	—	—	155,131	11,900
Gain on sale of teleport(k)	—	—	—	(11,113)	—
Gain on undesignated interest rate swap (l)	—	—	—	—	(6,611)
Other items(m)	681	3,917	5,687	2,600	3,168

Adjusted EBITDA	$578,202	$621,029	$633,047	$624,943	$673,275

  (a)
  For all periods presented, adjustment of sales-type leases to operating leases represent the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.

  (b)
  For fiscal 2001, elimination of sales-type leases consists of one new sales-type lease agreement entered into in July 2001 with new sales-type lease revenues of $45.5 million offset by related cost of sales-type leases of $12.8 million. These adjustments reverse the impact of our new sales-type leases entered into during fiscal 2001. In footnote (a) above, we present an adjustment to reflect our sales-type leases as if they were operating leases.

  (c)
  For fiscal 2002, loss on termination of sales-type leases represents the non-cash loss of $18.7 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponders recorded on our books as satellites upon the termination. For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement in the first quarter of 2005. See Note 7 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (d)
  For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the three months ended March 31, 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (e)
  For fiscal 2002, represents the gain recorded related to additional insurance proceeds received for our PAS-7 satellite. This gain reflects insurance proceeds of $215.0 million less the write-off of approximately $175.0 million of net assets related to the PAS-7 satellite. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (f)
  For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (g)
  For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. In addition, in 2002, additional reserves for sales-type leases were recorded based on the credit evaluation of certain customers. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during the period. The fiscal 2005 amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for the sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

  (h)
  For all periods presented, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation as collectibility was not reasonably assured. See Note 2 (Accounts Receivable) to the audited consolidated financial statements appearing elsewhere in this annual report. In connection with the Recapitalization, The DIRECTV Group guaranteed the obligations under these contracts. The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

  (i)
  For all periods presented, we wrote down investments that are accounted for using the cost method to reflect our assessment of their current market value.

  (j)
  For fiscal 2004, amount represents the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us, (ii) costs associated with the Intelsat Merger, and (iii) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $1.9 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

  (k)
  For fiscal 2004 amount represents an $11.1 million gain on the sale of our Spring Creek Teleport. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (l)
  For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting under Generally Accepted Accounting Standards. See Note 11 to the audited consolidated financial statements appearing elsewhere in this annual report.

  (m)
  For fiscal 2001, other items consists of management retention bonuses of approximately $0.7 million. For fiscal 2002, other items consists of (i) $2.2 million of loss on disposal of assets and (ii) $1.7 million of transaction costs related to acquisitions not consummated. For fiscal 2003, other items consists of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consist of (i) $0.8 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.3 million of transaction costs related to acquisitions not consummated, (iv) $0.2 million of loss on disposal of assets and (v) $0.1 million loss from an investment accounted for by the equity method, partially offset by $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $0.8 million of non-cash stock compensation expense, (iv) $1.1 million of acquisition costs, and (v) $0.1 million of non-cash reserve adjustments, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

(5)
Includes the $155.1 million of Transaction-related costs and $99.9 million PAS-6 impairment loss recorded during fiscal 2004.

(6)
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

(7)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. Our adoption of SFAS 142 resulted in the elimination of goodwill amortization beginning January 1, 2002. On such date, we had intangible assets of approximately $2.2 billion. The pro forma data gives effect to the discontinuance of goodwill amortization on net income (loss) as if we adopted SFAS 142 on January 1, 2001.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. Actual results could differ materially from those discussed below. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements", and "Item 1A. Risk Factors" for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

Management Overview

        In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

        We and our industry face certain challenges. Our experience continues to indicate that the demand for video services in many of the global markets we serve is relatively flat; we have experienced pricing pressure in certain markets due to overcapacity and regional economic conditions; and some of our customers are trying to rationalize their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we experienced growth in 2005 video services revenues due primarily to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of the DIRECTV Group in connection with the Recapitalization.

        We also continue to see expansion potential with the increasing acceptance of new technologies such as digital cable and HDTV and through the further expansion of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. We expect to see growth in our network services revenues as developing markets increase their use of VSATs and other private network services. We have also focused our efforts on selling bandwidth and related services to new markets, including the U.S. government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we believe we are in a strong position for dealing with these challenges. In response to these challenges, we continue to provide high quality services and value to our customers to win, keep and/or expand their business.

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of their common stock at $18 per share and used the net proceeds to make a capital contribution to us of approximately $658.4 million and to pay a $200 million dividend to their then pre-existing stockholders. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco in the amount of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also, in December 2005, we recorded dividends of $4.5 million related to amounts funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December, 2005.

        On August 29, 2005, Holdco and Intelsat announced that the two companies signed the Intelsat Merger Agreement under which Intelsat will acquire Holdco and its sole subsidiary, PanAmSat, for $25 per share in cash, or $3.2 billion. Under the Intelsat Merger Agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of Holdco's outstanding common shares. Also in connection with the pending Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees. On October 26, 2005, Holdco's shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, Holdco received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the pending Intelsat Merger. The effect of this request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. On January 20, 2006, Holdco was informed by the Committee on Foreign Investment in the United States ("CFIUS") that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement relating to the Intelsat Merger, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as "Exon-Florio"). Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), Holdco expects to consummate the Intelsat Merger in the second or third quarter of 2006.

        On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. Our investment in this joint venture is being accounted for using the equity method. As of December 31, 2005 we have recorded a liability of $80.0 million within our condensed consolidated financial statements in relation to the future funding of this investment.

        On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this acquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2005, we paid $42.5 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        Our satellites are typically designed to operate at full capacity for 15 years. A satellite's actual performance and operating life may be affected by anomalies, which may not have become apparent until the satellite was placed in orbit or until the satellite has been in orbit for some time. We have identified three types of potential anomalies among the satellites in our fleet which, if they materialize, have the potential for a significant operational and financial impact. Typically, these identified anomalies do not result in an immediate failure of the satellite. They can, however, result in a reduction of available capacity on the satellite or a reduction in the satellite's operating life. This, in turn, may result in lower revenues or require accelerated capital spending on a replacement satellite and may result in an impairment charge or accelerated depreciation. A satellite may also fail catastrophically for these or other reasons, although this happens less frequently. See "Item 1A. Risk Factors—Risks Relating to Our Industry".

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

        Following is a more detailed discussion of the items above and an analysis of our revenues, costs and expenses, results of operations, goodwill amortization, satellite technology, satellite insurance, recent insurance settlements, satellite deployment plans and commitments. Also following is a discussion of critical accounting policies, market risks, certain relationships and related party transactions, liquidity and capital resources and recent accounting pronouncements.

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

        For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from the following service areas:

	Year Ended December 31,
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

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

Operating leases and short-term agreements

        Operating leases are contracts to provide satellite capacity and related services typically for periods of one to 15 years and may extend beyond the satellite's end of life to a follow-on satellite. Long-term operating leases provide us with a stable and predictable source of revenues. Short-term leases and occasional services fill spot market demand. We generally recognize revenues from operating leases on a straight-line basis over the lease term, unless collectibility is not reasonably assured. Revenues for occasional services are recognized as services are performed. Operating leases, satellite services and other revenues for the years ended December 31, 2003, 2004 and 2005 represented 98.0%, 98.1% and 98.4% of our consolidated revenues for those periods, respectively (such amounts include a portion of TT&C and other services revenues, which are discussed below). Our FSS segment also provides our G2 segment with certain of its satellite capacity requirements. Our FSS segment recorded revenues to G2 related to satellite capacity leased of $18.5 million, $21.7 million and $26.1 million for the years ended December 31, 2003, 2004 and 2005, respectively, which have been eliminated in consolidation.

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

        We have entered into sales-type leases at the request of customers seeking to obtain capital lease treatment of their lease agreements. As of December 31, 2005, we had sales-type lease arrangements covering 20 transponders, in 36 MHzequivalents, on our 23 satellites currently in orbit. We did not enter into any new sales-type leases in 2003, 2004 or 2005. We do not currently expect to enter into any new sales-type leases, although this may change in the future depending upon the facts and circumstances at that time.

Outright sales contracts

        Under an outright sales contract, we sell all rights and title to a transponder to a customer, which in turn pays us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognize the sale amount as revenues along with the related cost of sales and the risk of loss related to the transponder passes to the customer. We have sold the rights to 21 transponders, in 36 MHz equivalents, on our 23 satellites currently in orbit. We did not enter into any outright sales during the years ended December 31, 2003, 2004 and 2005. We expect outright sales of transponder capacity to occur infrequently in the future, as we have not entered into any outright sales contracts with customers for over five years and have not recently experienced significant demand from our customers for these contracts.

Consulting and Technical Services

        We earn revenues for the following types of consulting and technical services: satellite and launch vehicle construction program management; ground station construction management; targeted market analysis; the provision of launch and satellite specialists; provision of certain market research materials; provision of specialized training programs; assistance in obtaining insurance coverage for satellite manufacturers and other third parties; rental of teleport facilities; launch vehicle and satellite procurement; the provision of industry specialists for expert consultation to insurance carriers; the provision of Transfer Orbit Support Services for third party satellites; the provision of TT&C services for third party satellite operators; and equipment procurement and installation for our customers.

        Consulting and technical services revenues, excluding TT&C services and equipment sales which are described below, were approximately $0.2 million, $4.6 million and $10.7 million of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. We expect our consulting and technical services revenues will become a larger percentage of our revenues in the future as we expand these service offerings.

TT&C services

        We earn TT&C services revenues from other satellite operators and from certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. Revenues from TT&C service agreements represented approximately 3.0%, 2.6% and 2.5% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. We also earn revenues for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer's monthly lease payment or billed separately.

We expect telemetry, tracking and control revenues in 2006 to remain at approximately the same level as in 2005, given our contracted backlog for these services as of December 31, 2005, as well as our expectation of future contracts to be entered into through 2006.

In-orbit backup services

        Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenues for in-orbit protection services over the term of the related agreement. Revenues from in-orbit protection for 2003, 2004 and 2005 were approximately 2.2%, 2.5% and 2.7% respectively, of our revenues.

Equipment sales

        We also record revenues related to equipment (other than transponder) sales to customers. These equipment sales are primarily through G2 and our network services and consulting/technical services groups within FSS. These equipment sales represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenues related to these equipment sales upon the transfer to the customer of title to the equipment. Revenues from equipment were approximately 2.4%, 1.8% and 1.0% of our revenues in 2003, 2004 and 2005, respectively. We expect that equipment sales will become a larger percentage of our overall revenues in the future as we develop our government services and consulting/technical services businesses and continue to expand the services we offer to our network services customers.

Long-term construction arrangements

        During 2003, we entered into a long-term construction arrangement with a customer to construct an L-Band navigational payload on our Galaxy 1R replacement satellite, known as Galaxy 15, which was launched in October 2005. In October 2005, this construction arrangement was completed. We recognize revenues utilizing the percentage-of-completion accounting method for long-term construction contracts which extend beyond one year. Revenues and costs related to these contracts are recognized based upon the completion of pre-established milestones. Revenues from long-term construction arrangements for 2003, 2004 and 2005 were approximately 1.0%, 1.1% and 0.7% of our revenues, respectively.

Contracted backlog

        Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. See Note 7 "Operating Leases and Net Investment in Sales-type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2003, 2004 and 2005 was $4.56 billion, $4.90 billion and $4.50 billion, respectively. The change in contracted backlog from December 31, 2003 to December 31, 2004 was due primarily to contractual arrangements that were executed in connection with the Recapitalization of approximately $687 million, partially offset by reductions in backlog of approximately $81 million as a result of end of life reductions for our Galaxy 10R, Galaxy 11 and PAS-9 satellites (See "—Satellite Technology" below) and a $259 million net reduction to contracted backlog as a result of other customer activity during the year ended December 31, 2004 (approximately $812 million of customer billings during the year less net new contracted backlog of approximately $553 million as a result of the execution of customer contracts).

        As of December 31, 2005, we had contracted backlog for future services of $4.50 billion which was down from $4.90 billion as of December 31, 2004. The change in contracted backlog of approximately $400 million was the result of customer contract activity during 2005 (approximately $839 million of customer billings during 2005 partially offset by net new contracted backlog of approximately $442 million as a result of the execution of customer contracts). Our contracted backlog as of December 31, 2005 also included approximately $1.04 billion relating to future services on satellites we expect to launch. Included in the amounts above are 97 contracts representing total contracted backlog of $596.8 million, of which $225.8 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights. Approximately $14.8 million of our contracted backlog as of December 31, 2005 represents the aggregate contracted backlog from affiliates of the Sponsors. As of December 31, 2004 and 2005, our contracted backlog was comprised of the following:

	December 31,
	2004	2005
	(In billions)
Category:
Video services	$4.01	$3.77
Network services	0.72	0.56
Government services	0.09	0.10
Consulting/Technical services	0.08	0.07

Total	$4.90	$4.50

Geographic distribution of revenues

        Almost all of our contracts are denominated in U.S. dollars. For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from operations in the following regions, shown in percentages:

	Year Ended December 31,
Region
	2003	2004	2005
United States	44%	44%	48%
Latin America	19	17	17
Asia	15	13	10
Africa	9	10	10
Other	13	16	15

Total	100%	100%	100%

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

Stock Split, Reverse Stock Split and Restated Certificate of Incorporation

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

FSS Segment Revenue

        Certain prior years FSS segment revenue amounts have been reclassified to different revenue service classifications to conform with the current year's presentation. In-orbit back-up service revenues and TT&C services revenues, which were classified within other services revenues in prior years, have been reclassified to video services revenues and network services revenues based upon the nature of the related customers' services. Additionally, consulting/technical services revenues, which were also classified within other services revenues during prior years, have been reclassified to their own service classification. See explanations of changes in FSS segment revenue classifications within "FSS Segment—FSS Revenue By Service-Type" below.

Results of Operations—2005 Compared to 2004

        The following table sets forth the consolidated statement of operations data and related changes expressed in dollars and percentages for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues
Operating leases, satellite services and other	$811,124	$847,149	$36,025	4.4%
Outright sales and sales-type leases	15,946	13,854	(2,092)	(13.1)%

Total revenues	827,070	861,003	33,933	4.1%

Operating costs and expenses
Cost of outright sales and sales-type leases	2,224	(4,303)	(6,527)	(293.5)%
Depreciation and amortization expense	294,822	276,925	(17,897)	(6.1)%
Direct operating costs (exclusive of depreciation and amortization)	157,354	143,870	(13,484)	(8.6)%
Selling, general and administrative expenses	110,898	74,969	(35,929)	(32.4)%
Sponsor management fees	731	10,444	9,713	1,328.7%
Facilities restructuring and severance costs	6,192	4,294	(1,898)	(30.7)%
Loss on termination of sales-type leases	—	2,307	2,307	—
Gain on undesignated interest rate swap	—	(6,611)	(6,611)	—
Gain on satellite insurance claim	(9,090)	—	9,090	100.0%
Gain on sale of teleport	(11,113)	—	11,113	100.0%
Satellite impairment loss	99,946	—	(99,946)	(100.0)%
Transaction-related costs	155,131	—	(155,131)	(100.0)%

Total operating costs and expenses	807,095	501,895	(305,200)	(37.8)%

Income from operations	19,975	359,108	339,133	1,697.8%
Interest expense, net	186,754	261,383	74,629	40.0%

Income (loss) before income taxes	(166,779)	97,725	264,504	158.6%
Income tax expense (benefit)	(91,290)	2,105	93,395	102.3%

Net income (loss)	$(75,489)	$95,620	$171,109	226.7%

Total Revenues

        The increase in total revenues was primarily attributable to higher video services revenues of $36.8 million, higher consulting/technical services revenues of $6.8 million and an increase in government services revenues of $1.7 million, partially offset by a $11.3 million reduction in network services revenues, as compared to 2004. (See "Operating Segments" below).

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

        The decrease in cost of sales-type leases during year ended December 31, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured.

These insurance policies expired during 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

Depreciation and amortization expense

        The decrease in depreciation and amortization is due primarily to the following:

  •
  lower depreciation of $25.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005 and taken out of service in January 2006;

  •
  lower depreciation of $6.9 million on our Galaxy 5 satellite which was de-orbited in January 2005 and the impairment of our PAS-6 satellite in March 2004 and its subsequent de-orbiting;

  •
  lower non-satellite depreciation of $7.3 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, write-off's of property, plant and equipment and reduced non-satellite capital expenditures; and

  •
  lower depreciation of $3.5 million on our Galaxy 4R and Galaxy 10R satellites as a result of the allocation of insurance proceeds against the carrying values of these satellites during 2004.

        These decreases were partially offset by increased depreciation of $23.4 million resulting from reduced end of life estimates for the Galaxy 11, PAS-1R and PAS-9 satellites in the fourth quarter of 2004.

Direct operating costs (exclusive of depreciation and amortization)

        The decrease in total direct operating costs, as compared to the year ended December 31, 2004, is due primarily to lower in-orbit insurance costs of $6.9 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $7.3 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 direct operating costs of approximately $8.0 million as compared to the year ended December 31, 2004. The decrease in G2 direct operating costs was due primarily to a shift in the composition of G2 revenues to services/products with higher margins during the year ended December, 2005, as compared to the same period in 2004. (See "Operating Segments" below).

Selling, general and administrative expenses

        The decrease in selling, general and administrative expenses was primarily due to a decrease of $34.1 million of bad debt expense recorded during year ended December 31, 2005 as compared to the same period in 2004. In July of 2004, we terminated our transponder lease agreements with a customer due to non-payment of the customer's obligations to us through June 30, 2004. As a result, in the second quarter 2004 we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

Sponsor management fees

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements with us for an aggregate consideration of

$10.0 million. During the year ended December 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

Facilities restructuring and severance costs

        Facilities restructuring and severance costs were $6.2 million and $4.3 million for the years ended December 31, 2004 and 2005, respectively. The decrease in these costs was primarily due to the following:

  •
  during the years ended December 31, 2004 and 2005, we recorded charges of $1.8 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations or disposed of in 2005.

  •
  during the year ended December 31, 2004, we recorded a non-cash charge of $3.7 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach and Long Beach, California. During the year ended December 31, 2005, we recorded a non-cash charge of approximately $0.5 million in relation to increased future lease costs related to another of our idle facilities.

  •
  during the years ended December 31, 2004 and 2005, we recorded severance costs of approximately $0.6 million and $1.1 million in relation to our severance plans.

        (See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below).

Loss on termination of sales-type leases

        In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

Gain on undesignated interest rate swap

        On March 14, 2005, PanAmSat entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted (SFAS 133). As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap obligation from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. (See "—Interest Rate Swap Agreements" below).

Gain on Satellite Insurance Claim

        During the fourth quarter of 2004, we received approximately $75 million of insurance proceeds related to our Galaxy 10R satellite. Approximately $9.1 million of these insurance proceeds related to warranty obligations recorded during the third quarter of 2004 for a customer on Galaxy 10R and the write-off of a portion of our net investment in sales-type leases for another customer on this satellite. We recorded a gain on satellite insurance claim of approximately $9.1 million during the fourth quarter of 2004 for this portion of the insurance proceeds received, which related to the third quarter of 2004 charges. See "—Cost of Outright Sales and Sales-type leases" above.

Gain on sale of teleport

        The gain on sale of teleport of $11.1 million represents the pre-tax gain recorded during the fourth quarter of 2004 related to the sale of our Spring Creek teleport in October 2004 for approximately $14.4 million, net of associated selling costs. See "—Liquidity and Capital Resources—Facilities Restructuring and Severance Costs" below.

Satellite impairment loss

        In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our PAS-6 satellite. See "—Satellite Technology" below.

Transaction-related costs

        The decrease in transaction-related costs is due to costs incurred during 2004 in relation to the Recapitalization. These costs consisted of debt tender offer costs, costs to cash out restricted stock units and stock options, transaction-related bonuses and proxy solicitation and other costs. There were no such costs recorded during 2005.

Income from operations

        The increase in income from operations was primarily due to the non-recurrence of certain expenses, including the $155.1 million of transaction related costs recorded during 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenues and operating expenses discussed above.

Interest expense, net

        Interest expense, net consisted of the following (in thousands):

	Year Ended December 31,
			Dollar Change
	2004	2005
Gross interest expense	$202,676	$290,139	$87,463
Less: Interest income	7,422	3,217	(4,205)
Less: Capitalized interest	8,500	25,539	17,039

Total interest expense, net	$186,754	$261,383	$74,629

        Interest expense, net for the year ended December 31, 2005 increased primarily as a result of:

  •
  approximately $49.5 million of additional interest expense in 2005 as a result of the Recapitalization. The Recapitalization which occurred on August 20, 2004 resulted in additional incremental indebtedness for us at higher average interest rates. (See "—Liquidity and Capital Resources—Long-term Debt" below);

  •
  approximately $56.0 million of debt extinguishment costs recorded in the year ended December 31, 2005, as compared with $25.8 million of such costs recorded during the same period in 2004 in relation to the debt prepayments made in June, August and December of 2004. The debt extinguishment costs recorded during the year ended December 31, 2005 included $31.8 million premium paid in relation to the redemption of 35% of our 9% senior notes, debt issuance costs of $13.8 million written-off in relation to this redemption and approximately $10.4 million of debt issuance costs written-off as a result of the repayment of $318.4 million of indebtedness under our senior secured credit facilities; and

  •
  lower interest income of $4.2 million, due primarily to lower cash balances maintained during 2005, as compared to the same period in 2004.

        These increases were partially offset by higher capitalized interest expense of $17.0 million during 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to 2004.

Income tax expense

        The increase in the 2005 income tax expense from the 2004 income tax benefit was primarily due to the income tax effect of Transaction costs recorded in the third quarter of 2004 and the PAS-6 impairment loss recorded during the first quarter of 2004. The effective income tax rate was an expense of approximately 2.2% for 2005, as compared to a tax benefit of approximately 54.7% for 2004.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
Revenues:
FSS	$762,892	$799,581	$36,689	4.8%
G2	85,864	87,553	1,689	2.0%
Eliminations	(21,686)	(26,131)	(4,445)	(20.5)%

Total revenues	$827,070	$861,003	$33,933	4.1%

Income from operations:
FSS	$8,523	$343,256	$334,733	3,927.4%
G2	11,452	15,852	4,400	38.4%

Total income from operations	$19,975	$359,108	$339,133	1,697.8%

Segment EBITDA:
FSS	$612,089	$655,583	$43,494	7.1%

G2	$12,854	$17,692	$4,838	37.6%

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

See Note 18 "Operating Segments" to our audited consolidated financial statements appearing elsewhere in this annual report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

        Our operations are comprised of the following two segments:

        Fixed Satellite Services—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide consulting/technical services, TT&C and network services to customers.

        Government Services—Through G2, we provide global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors.

FSS Segment

FSS Revenue by Service—Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2004	2005
	(In thousands, except percentages)
FSS Revenues:
Video	$506,932	$543,692	$36,760	7.3%
Network	218,473	207,140	(11,333)	(5.2)%
Government	21,686	26,131	4,445	20.5%
Consulting/Technical services	15,801	22,618	6,817	43.1%

Total FSS revenues	$762,892	$799,581	$36,689	4.8%

        Revenues.    The $36.7 million increase in FSS revenues was primarily attributable to higher video services revenues of $36.8 million, higher government services revenues of $4.4 million and higher consulting/technical services revenues of $6.8 million, offset partially by a $11.3 million reduction in network services revenues as follows:

          Video Services.    The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $36.0 million. The increase in program distribution revenues was due primarily to new customer arrangements on our Galaxy 12 satellite. The increase in DTH services revenues was due primarily to the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization. These increases were partially offset by reduced revenue as a result of an international DTH customer termination that occurred during the second quarter of 2004.

          Network Services.    The decrease in network services revenues was primarily attributable to the expiration of a lease associated with a non-core satellite that was used by a network services customer during the first nine months of 2004. This lease expiration resulted in a $10.2 million reduction in network services revenues during the year ended December 31, 2005, as compared to the same period in 2004.

          Government Services.    The increase in government services revenues as compared to the year ended December 31, 2004 represents an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue eliminates in consolidation.

          Consulting/Technical Services.    The increase in consulting/technical services revenues is primarily due to the continued development and expansion of PanAmSat's consulting/technical service business in 2005 as compared to 2004.

        Income from Operations.    The $339.1 million increase in income from operations for the year ended December 31, 2005 was primarily due to the non-recurrence of certain costs including $155.1 million of transaction related costs recorded during 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above, the increase in FSS revenues of $36.7 million described above and a decrease in depreciation and amortization expense of approximately $17.9 million, which resulted primarily from satellites that were fully depreciated or de-orbited.

        Segment EBITDA.    The increase in FSS Segment EBITDA of $43.5 million for the year ended December 31, 2005 is due to the increased FSS revenues of $36.7 million and lower operating costs and expenses of $6.8 million.

G2 Segment

        Revenue.    G2 segment revenues increased $1.7 million for the year ended December 31, 2005, as compared to the same period in 2004. Reflected in this increase was a significant change in the composition of revenues. Revenues related to the lease of additional FSS provided satellite capacity increased $7.6 million and revenues related to managed network services increased $7.5 million. These increases were substantially offset by decreases in the sales of equipment and other non-satellite products of $10.1 million and lower revenues related to the construction of an L-Band payload on Galaxy 15 of $3.3 million.

        Income from Operations and Segment EBITDA.    Income from operations and segment EBITDA increased by $4.4 million and $4.8 million, respectively, for the year ended December 31, 2005, as compared to the same period in 2004. These increases were primarily due to the shift in the composition of revenue as described above. The focus on higher margin products and services resulted in these increases. Restructuring charges of $0.5 million were included in income from operations for the year ended December 31, 2005. These charges were excluded from segment EBITDA for that same period in 2004.

Results of Operations—2004 Compared to 2003

        The following table sets forth the consolidated statement of operations data and related changes expressed in dollars and percentages for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
Revenues
Operating leases, satellite services and other	$814,006	$811,124	$(2,882)	(0.4)%
Outright sales and sales-type leases	17,005	15,946	(1,059)	(6.2)%

Total revenues	831,011	827,070	(3,941)	(0.5)%

Operating costs and expenses
Cost of outright sales and sales-type leases	—	2,224	2,224	—
Depreciation and amortization expense	312,833	294,822	(18,011)	(5.8)%
Direct operating costs (exclusive of depreciation and amortization)	149,696	157,354	7,658	5.1%
Selling, general and administrative expenses	86,081	110,898	24,817	28.8%
Sponsor management fees	—	731	731	—
Facilities restructuring and severance costs	4,227	6,192	1,965	46.5%
Satellite impairment loss	—	99,946	99,946	—
Gain on satellite insurance claim	—	(9,090)	(9,090)	—
Gain on sale of teleport	—	(11,113)	(11,113)	—
Transaction-related costs	—	155,131	155,131	—

Total operating costs and expenses	552,837	807,095	254,258	46.0%

Income from operations	278,174	19,975	(258,199)	(92.8)%
Interest expense, net	143,632	186,754	43,122	30.0%

Income (loss) before income taxes	134,542	(166,779)	(301,321)	(224.0)%
Income tax expense (benefit)	35,010	(91,290)	(126,300)	(360.8)%

Net income (loss)	$99,532	$(75,489)	$(175,021)	(175.8)%

Total Revenues

        The decrease in total revenues was primarily attributable to lower program distribution and DTH video revenues of $29.5 million resulting from customer credit related issues in international regions, partially offset by additional government services revenues of $11.3 million related to our G2 operating segment and $5.2 million of additional consulting services revenues. Additionally, occasional services revenue increased by $2.4 million, due partially to the broadcast of the 2004 Summer Olympics and an increase in network services revenues of $1.6 million related to network resellers, data services within the Middle East and additional revenues related to VSAT applications in North America. See "—Operating Segments" below.

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

Sponsor management fees

        The Sponsors provide management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Sponsors charge us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees.

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

Income from operations

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

Income tax expense (benefit)

        The decrease in income tax expense was primarily due to the income tax effect of costs recorded during the third quarter of 2004 related to the Recapitalization, the PAS-6 impairment loss recorded during the first quarter of 2004, and the write-off of the customer receivable balance in the second quarter of 2004. The effective income tax rate will be a tax benefit of approximately 54.7% for 2004, as compared to a tax expense of approximately 26.0% for 2003.

Selected segment data

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
Revenues:
FSS	$775,009	$762,892	$(12,117)	(1.6)%
G2	74,550	85,864	11,314	15.2%
Eliminations	(18,548)	(21,686)	(3,138)	16.9%

Total revenues	$831,011	$827,070	$(3,941)	(0.5)%

Income from operations:
FSS	$269,573	$8,523	$(261,050)	(96.8)%
G2	8,601	11,452	2,851	33.1%

Total income from operations	$278,174	$19,975	$(258,199)	(92.8)%

Segment EBITDA:
FSS	$623,718	$612,089	$(11,629)	(1.9)%

G2	$9,329	$12,854	$3,525	37.8%

FSS Segment

FSS Revenue by Service—Type

	Year Ended December 31,
			Dollar Change	Percentage Change
	2003	2004
	(In thousands, except percentages)
FSS Revenues:
Video	$528,996	$506,932	$(22,064)	(4.2)%
Network	216,892	218,473	1,581	0.7%
Government	18,548	21,686	3,138	16.9%
Consulting/Technical services	10,573	15,801	5,228	49.4%

Total FSS revenues	$775,009	$762,892	$(12,117)	(1.6)%

        Revenues.    The decrease in FSS revenues of $12.1 million was primarily attributable to lower video services revenues of $22.1 million, partially offset by $5.2 million of additional consulting/technical service revenues, $3.1 million of additional government services revenues and $1.6 million of additional network services revenues as follows:

          Video Services.    The decrease in video services revenues was primarily due to a decrease in program distribution and DTH video services revenues of $29.5 million, resulting primarily from customer credit related issues in international regions. This decrease was partially offset by an increase of $2.4 million in occasional services revenues due to the broadcast of the 2004 Summer Olympics, U.S. presidential conventions and election coverage and other sporting and world events.

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

          Consulting/Technical Services.    The increase in consulting/technical services revenues is primarily due to additional new consulting/technical services revenues of $5.2 million.

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

G2 Segment

        Revenue.    The increase in G2 segment revenues of $11.3 million reflects a full year of operations in 2004 for the Hughes Global Services, Inc. and Esatel Communications, Inc. acquisitions made during 2003, as well as an increase in satellite bandwidth sales of $7.3 million and an increase in equipment-

based sales of $6.1 million as compared to the same period in 2003, partially offset by a decrease in non-satellite bandwidth sales of $2.4 million.

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

        From time to time, our satellites experience operating problems that do not result in a reduction of expected life or usable capacity, but that may result in temporary outages for our customers. These problems are typically resolved through adjustments in the operation of the satellite, which will usually prevent further outages.

        We have identified three types of common anomalies among the satellite models in our fleet, which, if they materialize, have the potential for a significant operational impact. These are:

  •
  failure of both of the on-board XIPS used to maintain the in-orbit position of BSS 601 HP satellites;

  •
  accelerated solar array degradation in early BSS 702 satellites; and

  •
  failure of the on-board SCP in BSS 601 satellites.

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

        PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, PAS-6B. Accordingly, these events have not affected service to any of our customers and did not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset.

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

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

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

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result of this XIPS failure, during 2003 we reduced our total contracted backlog by approximately $360.0 million. The insurance policy on this satellite had an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. We expect to launch a replacement for PAS-6B in 2007. See "—Satellite Deployment Plan" below.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, offsetting the third quarter losses. The expected additional depreciation expense resulting from Galaxy 10R's revised estimated useful life will be approximately $3.0 million per year. We expect to launch a replacement for Galaxy 10R in 2007.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of $0 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 5 years from December 31, 2005. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 10.9 years from December 31, 2005.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of useful life of one of our BSS 601 HP satellites, PAS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life resulted in a reduction in our contracted backlog of approximately $62.0 million as of December 31, 2004. However, given the nature of our customers' use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

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

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the useful life of Galaxy 11 from 2015 to 2009 and of PAS-1R from 2016 to 2010, which resulted in an increase in our annual depreciation expense of $22.6 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable. See "Recent Insurance Settlements" and "Satellite Deployment Plan" below.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

        Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our PAS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on PAS-4 will cause an interruption of our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $0.5 million.

Satellite Insurance

        There are several options available for managing certain of the business risks inherent in the operation of a satellite fleet, none of which can fully compensate for the loss of business we may experience on the failure of a satellite. Launch insurance may replace the capitalized cost of a satellite, but it will not cover the business costs that may result from the delay before a replacement satellite can be constructed and placed into service, such as lost revenues. In-orbit insurance may not be economically available or may be limited in coverage or subject to deductibles or exclusions in a manner that limits its value to the business. In-orbit spare satellites, ground-based spare satellites, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites may offer certain protections against loss of business due to a satellite failure, but they may not be immediately available when needed and they may only be an economical choice in certain situations. Following is an analysis of our risk management plan.

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

        The premium on a launch insurance policy can vary considerably based on the type of satellite and the success rate of the launch vehicle. Currently, launch insurance rates in the industry generally range from 15% to 30% of the fully capitalized cost for a policy covering the launch and initial operations for one year thereafter, although the rates on the types of satellites that we launch generally range from 15% to 25%. As a result of several launch and in-orbit failures in the industry over the last few years, a launch and initial operations insurance premium can equate to $40.0 million or more, assuming a typical $200.0 million satellite with a 20% launch premium. We capitalize the cost of the launch insurance premium and amortize it over the satellite's operational life.

        In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to three years. As with launch insurance, insurers today are offering in-orbit policies that last for no more than one year. Currently, the premium on an in-orbit policy is typically 2.50% to 3.00% per year of the insured amount, which equates to an annual premium of between $5.0 million and $6.0 million on a typical $200.0 million satellite that is fully insured. We record the in-orbit insurance premiums as direct operating costs as they are incurred. We also maintain third-party liability insurance.

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

        See "Item 1A. Risk Factors—Risks Relating to Our Industry".

Backup satellites and transponders

        For each satellite designated as being in primary operating service, we maintain some form of backup capacity. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity. We believe that the availability of backup capacity addresses in part the operational risks relating to potential satellite anomalies, but backup capacity does not eliminate those risks. See "Item 1A. Risk Factors—Risks Relating to Our Industry—Once launched and properly deployed, satellites are subject to significant operational risks due to various types of potential anomalies". While these approaches do not provide a cash payment in the event of a loss or anomaly, they do offer certain protections against loss of business due to satellite failure. Because of the relatively high costs of insurance, a reduction in the number of satellites under insurance or a reduction in the amount of insurance coverage on satellites results in savings that can be applied towards the construction and launch of new satellites. New satellites or the satellites they replace may be available as in-orbit spares. The cost of an in-orbit spare that can provide backup support for multiple satellites may be comparable to the lifetime cost of in-orbit insurance for those satellites. We believe that using in-orbit backup satellites rather than having to build replacement satellites from proceeds received under typical insurance policies may help us better serve our customers, plan and control our replacement costs, protect our revenue streams and protect our rights to orbital slots. In addition, availability of in-orbit transponders and satellites as backup may also give us a competitive advantage, as it can take two years or more to replace a satellite with insurance proceeds.

        We currently use in-orbit spares to backup portions of our fleet. For example, Galaxy 9 and Galaxy 12 are in-orbit spares for the C-band capacity serving our U.S. cable customers. These satellites back-up all or portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15. PAS-4 provides backup capacity to PAS-10.

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

Insured satellites

        As of December 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of $522.4 million. As of such date, these insured satellites, which are listed in the table below, had an aggregate net book value and other insurable costs of approximately $682.5 million. Set forth below is a table describing our currently insured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "ORB" indicates an Orbital Sciences model and "SSL" indicates a Space Systems/Loral model.

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Significant Exclusion in Policy
Galaxy 3C	BSS 702	2017	—	No
Galaxy 13/Horizons 1	BSS 601 HP(1)	2018	—	Yes—XIPS
Galaxy 14	ORB Star 2	2020	—	No
Galaxy 15	ORB Star 2	2020	—	No
PAS-10	BSS 601 HP(1)	2016	—	No (2)
PAS-12	SSL FS 1300	2016	—	No

(1)
All of our owned BSS 601 HP satellites have XIPS. See "—Satellite Technology—BSS 601 HP XIPS" above.

(2)
The supplemental policy on PAS-10, covering an investment in a sales-type lease of $32.7 million, has a component exclusion for XIPS. The primary policy on this satellite has no component exclusion.

Significant exclusion policies

        Of the insured satellites, as of December 31, 2005, one was covered by a Significant Exclusion Policy. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. This satellite, Galaxy 13/Horizons 1, was placed in service in January 2004 and continues to have a fully redundant XIPS as its primary propulsion system. Certain enhancements have been made to XIPS on this satellite to make the systems more robust. In addition, this satellite has available backup bi-propellant of approximately 10.9 years. Galaxy 13/Horizons 1 had an aggregate net book value and other insurable costs of $90.7 million as of December 31, 2005.

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

Uninsured satellites

        We had 19 uninsured satellites in orbit as of December 31, 2005. As of December 31, 2005, our uninsured satellites had a total net book value and other insurable costs of approximately $836.0 million. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (SCP) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited.

        Set forth below is a table describing our currently uninsured satellites. Under Spacecraft Model, "BSS" indicates a Boeing model, "ORB" indicates an Orbital Sciences model and "SSL" indicates a Space Systems/Loral model. We designate satellites as being in primary operating service based on various factors, including, without limitation, estimated useful life, revenue generating ability, history of anomalies and health of the satellite.

Satellite	Spacecraft Model	Estimated End of Useful Life	Material Operating Anomalies	Insurance Considerations	Replacement Expectations
Satellites in primary operating service:
Galaxy 4R	BSS 601 HP	2006	XIPS(1)	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes—2006
Galaxy 10R	BSS 601 HP	2008	XIPS(2)	Insurance policy expired in January 2005 and was not replaced(2); Partially protected by in-orbit spare	Yes—2007
Galaxy 11	BSS 702	2009	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms; Partially protected by in-orbit spare	Yes—Ground spare construction commenced in 2004
PAS-1R	BSS 702	2010	Solar Panel	Previous insurance settlement; Insurance not available on commercially reasonable terms	Yes—At a date to be determined
PAS-2	BSS 601	2009	SSPA(3)	Insurance not available on commercially reasonable terms	Yes—2009
PAS-3R	BSS 601	2009	—	Insurance not available on commercially reasonable terms	Yes—2007(4)
PAS-6B	BSS 601 HP	2008	XIPS(1)	Insurance not available on commercially reasonable terms	Yes—2007(4)
PAS-7	SSL FS 1300	2013	Solar Panel	Previous insurance settlement; No net book value	Yes—2013
PAS-8	SSL FS 1300	2014	—	Previous insurance settlement; insurance not available on commercially reasonable terms	Yes—2014
PAS-9	BSS 601 HP	2013	XIPS(1)	Insurance policy expired in July 2005 and was not replaced	Yes—2013
Back-up satellites and satellites in secondary operating service:
Galaxy 9	BSS 376	2009	—	Back-up satellite; Insurance not available on commercially reasonable terms	No—Already replaced
Galaxy 12	ORB Star 2	2018	—	Back-up satellite	No
PAS-4	BSS 601	2010	Single SCP	Back-up satellite	No—Already replaced
SBS 6(5)	BSS 393	2007	Battery Cells	Limited life remaining	Yes—2007
PAS-5	BSS 601 HP	2012	Battery Cells	Previous insurance settlement; No net book value	No—Already replaced
HGS-3	BSS 601	2011	Battery Controller	Minimal net book value	No
Leasat F5	BSS 381	2008	—	No net book value	No

(1)
Both the primary and secondary XIPS have failed and this satellite is operating on its back-up bi-propellant propulsion system.

(2)
In November 2004, we settled a constructive total loss claim on this policy.

(3)
Solid state power amplifiers, or SSPAs, have been failing over time, which reduces C-band transponder capacity.

(4)
See Satellite Deployment Plan below.

(5)
SBS 6 will be replaced in 2007 by the Horizons-2 satellite which is owned 50% by PanAmSat and 50% by JSAT.

        An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. See "Item 1A. Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance".

Recent Insurance Settlements

        In August 2004, we filed a proof of loss under the insurance policy for our Galaxy 10R Spacecraft after the secondary XIPS on this satellite permanently failed. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. See "—Long-term debt" below.

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

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, PanAmSat signed a definitive agreement for the launch of its Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

        In January 2005, we replaced Galaxy 5 at 125 degrees west longitude with Galaxy 12 and subsequently de-orbited Galaxy 5. Galaxy 5 had a net book value of $0. On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite subsequently replaced our Galaxy 12 satellite at 125 degrees WL and Galaxy 12 became an in-orbit spare.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

        On August 1, 2005, PanAmSat formed its second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007.

        Our HGS-5 satellite, which had been operating in an inclined orbit, was de-orbited on September 29, 2005. HGS-5 had a net book value of $0.

        On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit at 133 degrees WL. In February 2006, our Galaxy 1R satellite was replaced by Galaxy 15 and on March 3, 2006, Galaxy 1R was de-orbited.

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 PanAmSat paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. PanAmSat's agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. PanAmSat also has a security interest in the satellites under construction by this manufacturer. In June 2005, PanAmSat entered into separate launch agreements with a launch provider for these two satellites. Pursuant to these agreements, $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We expect to launch four satellites by the end of 2007. We are scheduled to launch Galaxy 16 in the second quarter of 2006. We plan to launch PAS-11 in the first quarter of 2007, Galaxy 18 in the second quarter of 2007 and the satellite which will be owned by the Horizons-2 joint venture in the third quarter of 2007.

        Assuming satellites under development are successfully launched and services on the satellites commence on schedule, we believe that amounts available under PanAmSat's revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to fund our operations and our remaining costs for the construction and launch of satellites currently under development. There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that amounts available under PanAmSat's revolving credit facility, vendor financing, future cash flows from operations and cash on hand will be sufficient to cover any shortfalls in funding for (i) launches caused by uninsured launch or in-orbit failures, (ii) cost overruns, (iii) delays, (iv) capacity shortages, or (v) other unanticipated expenses.

Liquidity and Capital Resources

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used the net proceeds to make a capital contribution to PanAmSat of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and concurrent with Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

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

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 14, "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions With The Sponsors and Their Affiliates" to our condensed consolidated financial statements appearing elsewhere in this annual report); and

  •
  conform the change of control definition to the change of control definition in the indenture governing PanAmSat's senior notes.

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects and intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco. On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco in the amount of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses. On December 14, 2005, our board of directors declared a dividend to

Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also, in December 2005, we recorded dividends of $4.5 million related to amounts funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December, 2005.

        Borrowings under our senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). As of December 31, 2005, the revolving credit facility was undrawn, and we had outstanding letters of credit totaling $49.1 million. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. We also had outstanding $1.2 million of our 8 1/2% senior notes due 2012.

        Our senior secured credit facilities require us and our subsidiaries to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, dividends, prepayments of subordinated debt, investments, mergers and consolidations, changes in business, liens, amendment of subordinated debt and other matters customarily restricted in such agreements. It also contains certain customary events of default, subject to grace periods, as appropriate.

        The description of the required financial covenant levels contained in the senior secured credit facilities and the calculations below reflect the amendments made concurrently with our initial public offering.

        Required financial covenant levels under the senior secured credit facilities and actual results as of and for the four quarters ended December 31, 2005 were as follows:

	Required Covenant Levels for the Four Quarters Ended December 31, 2005	Actual Results for the Four Quarters Ended December 31, 2005
Total leverage ratio(1)	5.75 to 1.00	4.17 to 1.00
Interest coverage ratio(2)	2.00 to 1.00	3.25 to 1.00
Capital expenditures(3)	$300 million	$127.2 million

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

(2)
Ratio calculations are determined for such period. Under the credit agreement governing our senior secured credit facilities, the interest coverage ratio is calculated as Adjusted EBITDA divided by consolidated interest expense (defined as the cash interest expense for us and our restricted subsidiaries (including that attributable to capital leases), net of cash interest income, including all commissions, discounts and other fees and charges owed with respect to letters of credit, bankers' acceptance financing and net costs under swap agreements, and including, capitalized interest in connection with the purchase of satellites to the extent paid in cash, but excluding amortization of deferred financing costs and any other non-cash interest). Our senior secured credit facilities require us to maintain a minimum Adjusted EBITDA to consolidated interest expense ratio. Non-compliance with this covenant could result in the requirement to immediately repay all amounts outstanding under the senior secured credit facilities.

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

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2005, we were in compliance with all such covenants.

        The indenture governing our 9% senior notes and our senior secured credit facilities contain financial covenant ratios, specifically total leverage and interest coverage ratios that are calculated by reference to Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indenture governing our 9% senior notes due 2014 and our senior secured credit facilities. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that we immediately repay all amounts outstanding under such facilities and a prohibition on us paying dividends to Holdco, and non compliance with the debt incurrence ratios contained in our 9% senior notes could prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends on our respective common stock, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, our ability to pay dividends is restricted by a formula based on the amount of Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

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

	December 31,
	2003	2004	2005
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$472,504	$293,274	$413,919
Depreciation and amortization	(312,833)	(294,822)	(276,925)
Deferred income taxes	(14,722)	97,958	3,322
Amortization of debt issue costs and other deferred charges	(9,731)	(14,079)	(19,565)
Provision for uncollectible receivables	1,632	(31,226)	2,724
Loss on early extinguishment of debt	(10,663)	(25,751)	(24,161)
Loss on termination of sales-type leases	—	—	(2,307)
Facilities restructuring and severance costs	(4,227)	(6,093)	(4,294)
Reversal of sales-type lease liabilities	—	3,727	4,303
Gain on undesignated interest rate swap	—	—	6,611
Satellite impairment loss	—	(99,946)	—
Effect of Galaxy 10R XIPS anomaly	—	(9,090)	—
Gain on sale of teleport	—	11,113	—
Gain on satellite insurance claims	—	9,090	—
Gain on disposal of fixed assets	—	1,332	—
Other non-cash items	(2,756)	2,567	1,919
Changes in assets and liabilities, net of acquired assets and liabilities	(19,672)	(13,543)	(9,926)

Net income (loss)	$99,532	$(75,489)	$95,620

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$99,532	$(75,489)	$95,620
Interest expense, net	143,632	186,754	261,383
Income tax expense (benefit)	35,010	(91,290)	2,105
Depreciation and amortization	312,833	294,822	276,925

EBITDA	$591,007	$314,797	$636,033

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$591,007	$314,797	$636,033
Adjustment of sales-type leases to operating leases(a)	22,858	25,771	26,487
Loss on termination of sales-type leases(b)	—	—	2,307
Satellite impairment(c)	—	99,946	—
Restructuring charges(d)	4,227	6,192	4,294
Reserves for long-term receivables and sales-type lease adjustments(e)	(632)	24,419	(4,303)
Reversal of allowance for customer credits(f)	8,100	7,200	—
Investments(g)	1,800	—	—
Transaction-related costs(h)	—	155,131	11,900
Gain on sale of teleport(i)	—	(11,113)	—
Gain on undesignated interest rate swap(j)	—	—	(6,611)
Other items(k)	5,687	2,600	3,168

Adjusted EBITDA	$633,047	$624,943	$673,275

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

(b)
For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to an operating lease agreement. See Note 7 to the audited consolidated financial statements appearing elsewhere in this annual report.

(c)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. See Note 9 to the audited consolidated financial statements appearing elsewhere in this annual report.

(d)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

(e)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period. The fiscal 2005 amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for the sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

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

(g)
In fiscal 2003, we wrote down an investment that is accounted for using the cost method to reflect our assessment of its current market value.

(h)
For fiscal 2004, amount represents the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and the remainder relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (1) $10.0 million paid to the Sponsors on March 22, 2005, in relation to the termination of their respective management services agreement with us (ii) costs associated with the Intelsat Merger, and (iii) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $1.9 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

(i)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. See Note 16 to the audited consolidated financial statements appearing elsewhere in this annual report.

(j)
For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting under Generally Accepted Accounting Standards. See Note 11 to the audited consolidated financial statements appearing elsewhere in this annual report.

(k)
For fiscal 2003, other items consists of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consists of (i) $2.9 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.3 million of transaction costs related to acquisitions not consummated, (iv) $0.2 million of loss on disposal of assets and (v) $0.1 million loss from an investment accounted for by the equity method, partially offset by $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $0.8 million of non-cash stock compensation expense, (iv) $1.1 million of acquisition costs, and (v) $0.1 million of non-cash reserve adjustments, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

        Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Capital Expenditures

        We have invested approximately $4.2 billion in our existing satellite fleet and ground infrastructure through December 31, 2005. We believe that annual capital expenditure limitations in the senior secured credit facilities will not inhibit us from meeting ongoing capital expenditure needs. For the years ended December 31, 2003, 2004 and 2005, our satellite and non-satellite capital expenditures were as follows (in thousands):

	Year Ended December 31,
Description
	2003	2004	2005
	(In thousands)
Satellite Capital Expenditures	$76,991	$155,323	$190,423
Non-Satellite Capital Expenditures	26,214	21,807	17,422

Total	$103,205	$177,130	$207,845

        Of the satellite capital expenditures made during 2005, approximately $47.4 million was funded by one of our customers.

        Expected capital expenditures for 2006 relate to the following satellites:

Satellite	Expected Launch Date	Expected In Service Date
Galaxy 16	Second quarter of 2006	Third quarter of 2006
PAS-11	First quarter of 2007	Second quarter of 2007
Galaxy 18	Second quarter of 2007	Third quarter of 2007
Galaxy 17	First quarter of 2008	Second quarter of 2008

        Our ability to make scheduled payments of principal, or to pay the interest or special interest, if any, on, or to refinance our indebtedness, to make dividend payments to Holdco, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under PanAmSat's senior secured credit facilities, will be adequate to fund our operations and capital expenditures, meet our debt obligations under our credit facility and indentures and pay dividends to Holdco in a manner consistent with our dividend policy for at least the next 12 months.

        There can be no assurance, however, that our assumptions with respect to costs for future construction and launch of our satellites will be correct, or that funds available to us from the sources discussed above will be sufficient to enable us to pay dividends to Holdco at the levels anticipated or service our indebtedness, cost overruns, delays, capacity shortages or other unanticipated expenses. Based on the dividend policy which our board of directors adopted upon Holdco's initial public offering, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business may suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

Commitments and Contingencies

        The following schedule summarizes our contractual obligations and commercial commitments as of December 31, 2005:

		Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
		(In thousands)
Total Debt:
Senior Secured Credit Facility	$1,999,310	$16,600	$194,110	$228,200	$1,560,400
9% Senior Notes Due 2014	656,500	—	—	—	656,500
Other Notes(1)	276,190	—	150,000	—	126,190

Total	2,932,000	16,600	344,110	228,200	2,343,090
Interest Payments(2)	1,470,716	220,602	430,866	375,290	443,958
Satellite Construction and Launch Contracts(3)	263,309	109,741	116,071	3,600	33,897
Satellite Incentive Obligations	111,352	13,240	26,662	22,878	48,572
Horizons Contributions Obligation	80,033	—	12,813	24,425	42,795
Europe*Star Purchase Price Obligation	20,150	20,150	—	—	—
Operating Leases	27,342	5,361	9,441	8,645	3,895
Customer and Vendor Contracts(3)	149,606	39,476	70,126	18,123	21,881

Total Contractual Obligations	$5,054,508	$425,170	$1,010,089	$681,161	$2,938,088

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

(3)
Substantially all of the capital expenditures related to our PAS-11 satellite will be funded by one of our customers. Funds received from the customer through December 31, 2005 are included within customer and vendor commitments and will be repaid over a three year period beginning in the second half of 2006.

        Cash to be paid for income taxes is excluded from the table above.

        Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Cash and Cash Equivalents

        At December 31, 2005, we had cash and cash equivalents of $125.9 million, compared to $38.6 million at December 31, 2004. On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock and used the net proceeds to make a capital contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes.

        During the year ended December 31, 2005, we recorded the following other significant transactions impacting cash and cash equivalents:

  •
  generated $413.9 million of cash flows from operations;

  •
  made $207.8 million of capital expenditures of which $47.4 million was funded by one of our customers;

  •
  paid $57.7 million of outstanding debt on our Senior Secured Credit Facility from available cash on hand;

  •
  paid $42.5 million during 2005 in relation to the acquisition of the Europe*Star business;

  •
  made $255.1 million of interest payments relating to our debt and incentive obligations including the redemption premium of $31.8 million paid to holders of our senior notes in connection with Holdco's initial public offering. These interest payments are included within cash flows from operations; and

  •
  paid dividends of approximately $101.8 million to Holdco, our sole stockholder.

Changes in cash flows: 2005 compared to 2004

	Year Ended December 31,
			Dollar Change
	2004	2005
	(In thousands)
Net cash provided by operating activities	$293,274	$413,919	$120,645
Net cash provided by (used in) investing activities	574,282	(247,195)	(821,477)
Net cash used in financing activities	(1,005,968)	(80,432)	925,536
Effect of exchange rate changes on cash	932	1,046	114

        The increase in the net cash provided by operating activities was primarily due to the non-recurrence of $155.1 million of transaction-related costs expensed and paid during the year ended December 31, 2004, and other increases in cash flows from operations of approximately $63.4 million as compared with the same period in 2004. These increases were partially offset by an increase in Sponsor management fees paid of $9.7 million and an increase of $88.2 million in cash paid for interest during the year ended December 31, 2005.

        The increase in net cash used in investing activities was primarily due to a reduction in net sales of short-term investments of approximately $374.1 million, a reduction in the receipt of insurance proceeds of $362.2 million, higher capital expenditures of $30.7 million, additional cash paid for acquisitions of $42.0 million and a reduction in the proceeds from the sale of our teleport of $11.2 million as compared to the same period in 2004.

        Net cash used in financing activities during 2005 decreased by $925.5 million as compared to 2004. PanAmSat's net cash used in financing activities was approximately $80.4 million during 2005. PanAmSat received a capital contribution of $658.4 million from Holdco during 2005 in connection with Holdco's initial public offering and PanAmSat repaid approximately $643.5 million of long-term debt with these funds. Additionally, during 2005, PanAmSat paid dividends to Holdco of approximately $101.8 million, repaid approximately $32.5 million of additional indebtedness from cash on hand, received funding for capital expenditures from a customer of approximately $47.4 million, incurred new incentive obligations of approximately $4.7 million and repaid incentive obligations of approximately $12.4 million. During 2004, PanAmSat's net cash used in financing activities was approximately $1.0 billion. As part of the 2004 Recapitalization, we issued long-term debt of approximately $3.51 billion, repaid $1.05 billion of long-term debt, repurchased common stock of approximately $2.8 billion and recorded capitalized transaction costs of approximately $151.1 million. Also in 2004, we repaid approximately $555.0 million of additional indebtedness, recorded new satellite incentive obligations of $20.8 million and paid $12.6 million of incentive obligations.

Changes in cash flows: 2004 compared to 2003

	Year Ended December 31,
			Dollar Change
	2003	2004
	(In thousands)
Net cash provided by operating activities	$472,504	$293,274	$(179,230)
Net cash provided by investing activities	70,111	574,282	504,171
Net cash used in financing activities	(855,267)	(1,005,968)	(150,701)
Effect of exchange rate changes on cash	374	932	558

        The decrease in the net cash provided by operating activities was primarily due to the payment of $155.1 million of Transaction-related costs that were expensed within our consolidated statement of operations during the year ended December 31, 2004. Additionally, there was a $22.6 million decrease in cash provided by prepaid expenses and other assets resulting from increased progress payments recorded during the year ended December 31, 2004 in relation to the construction of a customer's L-band navigational payload on Galaxy 15, as well as an increase in cash used for prepaid insurance, including satellite insurance. These decreases in cash flows from operations were partially offset by a decrease in cash used within operating leases and other receivables of $20.7 million. The decrease in cash used within operating leases and other receivables was primarily attributable to improved collections of customer receivables during the year ended December 31, 2004, as compared to the same period in 2003.

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

        These increases were partially offset by:

  •
  an increase in capital expenditures of $73.9 million; and

  •
  a decrease in proceeds received from satellite manufacturers of approximately $68.2 million.

        The increase in cash used within financing activities was primarily due to cash activity related to the Recapitalization and the Contribution during the year ended December 31, 2004. The cash activity related to the Recapitalization included the repayment of long-term debt, issuance of new debt, payment of costs related to the Recapitalization and the repurchase of treasury shares as described above. The cash activity related to the Contribution included the issuance of the 10 3/8% senior discount notes due 2014, the payment of dividends to our shareholders and the payment of deferred financing costs related to the issuance of the senior discount notes as described above. Additionally, we repaid $350.0 million of debt under the term loan B-1 facility of our old credit facility during 2004 and recorded approximately $20.8 million of new satellite incentive obligations during 2004. During 2003, we repaid approximately $850 million of long-term debt from cash on hand.

Long-term Debt

        With a portion of the proceeds from Holdco's initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of our 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

        As of December 31, 2005, long-term debt consisted of the following (in thousands):

6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Recapitalization Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,643,400
9% Senior Notes due 2014	656,500

2,932,000
Less: current maturities	16,600

Total Long-Term Debt	$2,915,400

        At December 31, 2005, we had total debt outstanding of approximately $2.9 billion, including current maturities of $16.6 million related to our Term Loan B-1 facility due 2011.

        Concurrent with the completion of Holdco's initial public offering, we amended our senior secured credit facilities. Borrowings under our senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). At December 31, 2005, the interest rate on the Term Loan A Facility was 6.13% (1 month LIBOR of 4.38% plus 1.75%). At December 31, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.2 million which was paid on February 21,

2006. The first tranche in the amount of $4.2 million, which is subject to the principal paydown, had an interest rate of 6.44% (2 month LIBOR of 4.44% plus 2.00%). The remaining tranche, in the amount of $1,639.3 million, had an interest rate of 6.49% (3 month LIBOR of 4.49% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2005 on an annual basis was 0.25%. As of December 31, 2005 we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of December 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

        Obligations under the senior secured credit facilities are, or will be, as the case may be, unconditionally and irrevocably guaranteed jointly and severally by PanAmSat's current and future domestic subsidiaries and are secured by substantially all of our assets and substantially all of the assets of each of our current and future domestic subsidiaries.

        The 9% senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of PanAmSat's existing and certain subsequently acquired or organized domestic restricted subsidiaries.

        In connection with the Recapitalization, in August 2004, we completed a tender offer for substantially all of our $275 million 6 1/8% Notes due 2005 and our $800 million 8 1/2% Senior Notes due 2012. We completed the redemption of our remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we repaid the outstanding balance under our revolving credit facility.

        As of December 31, 2005, we had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2005, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        As of December 31, 2005, we also had outstanding $1.2 million of its 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of PanAmSat's domestic restricted subsidiaries existing prior to the Recapitalization.

Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities that were repaid in 2004, we were a party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. In August 2005, this agreement expired.

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

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3.857%
12/14/2005	3/14/2006	$1,250,000,000	4.178%	4.489%
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. As of December 31, 2005 the asset related to this interest rate swap of $3.9 million was included in deferred charges and other assets—net within our condensed consolidated balance sheet.

        On the interest rate reset date of December 14, 2005, the interest rate which the counterparties will utilize on March 14, 2006 to compute interest due to us was determined to be 4.489%. This will result in the counterparties paying us approximately $971 thousand on March 14, 2006 (the difference between the rate we must pay of 4.178% and the rate we will receive from the counterparties of 4.489%).

Facilities restructuring and severance costs

        Our facilities restructuring and severance costs accrual includes our teleport consolidation plan, facilities restructuring plans and our 2001, 2003 and 2004 severance plans. Facilities restructuring and severance costs were $4.2 million, $6.2 million and $4.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        Teleport consolidation plan.    In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and our Spring Creek, New York teleport was closed in June 2004. Our Spring Creek teleport was sold on October 28, 2004 for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain of approximately $11.1 million in 2004. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million which approximated its net book value, net of associated selling costs. As of December 31, 2004, the assets of the Homestead teleport were reflected as "Assets Held for Sale" on our consolidated balance sheet. During the years ended December 31, 2004 and 2005 we recorded charges of $1.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs in 2004 and certain costs incurred in relation to equipment transferred to other locations or disposed of in 2005.

        Facilities restructuring plans.    On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million during the first quarter of 2004 reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in the year ended December 31, 2005 in relation to increased future lease costs related to one of our idle facilities.

        Severance plans.    As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004, our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. During the years ended December 31, 2004 and 2005, we recorded charges of $0.6 million and $1.1 million, respectively, in relation to these plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        As of December 31, 2005, we had $5.7 million of accruals remaining from the facilities restructuring and severance charges primarily relating to long-term lease obligations. See Note 16 "Facilities Restructuring and Severance Costs" to our audited consolidated financial statements appearing elsewhere in this annual report.

Insurance settlements

        Since September 1999, we have received over $1.1 billion of proceeds from insurance claims related to our satellites. Insurance claims received over the past five years have included the following:

  •
  During the fourth quarter of 2004, we received all of the insurance proceeds, or approximately $75 million, under the insurance policy for our Galaxy 10R spacecraft (See "—Recent Insurance Settlements" above).

  •
  During the fourth quarter of 2003 and first quarter of 2004, we received an aggregate of $129.6 million of insurance proceeds under the insurance policy for our Galaxy 4R satellite (See "—Recent Insurance Settlements" above).

  •
  In the first quarter of 2004, we received $260.0 million of insurance proceeds under the insurance policies for our Galaxy 11 and PAS-1R satellites (See "—Recent Insurance Settlements" above).

  •
  In October 2001, we filed a proof of loss under the insurance policy on PAS-7 related to circuit failures which resulted in a reduction of 28.9% of the satellite's total power available for communications. In the first quarter of 2002, our insurers confirmed to us their agreement to settle the PAS-7 insurance claim for a payment to us of $215.0 million, which was subsequently received in 2002.

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

Satellite construction and launch commitments

        As of December 31, 2005, we had approximately $122.4 million of expenditures remaining under existing satellite construction contracts and $141.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, we signed a definitive agreement for the launch of our Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites.

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

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 we paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. The $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

        On December 5, 2005, we signed a definitive agreement for the launch of its Galaxy 17 satellite, which is currently under construction.

Horizons contributions obligation

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

Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2005 we had $111.4 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating Leases

        We have commitments for operating leases primarily relating to our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases in real estate taxes and operating expenses. As of December 31, 2005, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated $27.3 million.

Customer and vendor obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2005, we have commitments under these customer and vendor contracts which aggregated approximately $149.6 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to approximately $13.0 million (net of tax benefits of approximately $7.5 million).

        In connection with Holdco's pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 2006, retention bonuses totaling approximately $9.6 million have been designated for 197 employees. The 2005 Severance Pay Plan, adopted in connection with the pending Intelsat Merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        As more fully described in Note 15 "Retirement and Incentive Plans—2004 Stock Option Plan" to our condensed consolidated financial statements, we and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by us were assumed by Holdco in

October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of these stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of Holdco's pending Intelsat Merger, based upon the $25 per share Intelsat Merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as required by the Intelsat Merger Agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the Intelsat Merger Agreement, Holdco will be required to recognize an expense of between $100 million and $110 million, of which approximately $4 million will be recognized by us.

        We estimate maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, to be approximately $40 million for Holdco, of which approximately $1.5 million would be incurred by us.

        Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), Holdco expects to consummate the Intelsat Merger in the second or third quarter of 2006. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the required conditions will be obtained on a timely basis, or at all. As a result, no liability has been recorded regarding the change-in-control provisions of the Intelsat Merger Agreement indicated above.

Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Off-Balance Sheet Disclosures

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million. See Note 2 "Significant Accounting Policies—Income Taxes" to our audited consolidated financial statements appearing elsewhere in this annual report.

        We currently have outstanding letters of credit totaling $49.1 million which primarily relates to the India tax issue noted above.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the General Contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage the overall project has been completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of December 31, 2005, the balances of the liability and the related deferred charge were both approximately $0.6 million.

        There are no other transactions that would require off-balance sheet disclosure other than as described above.

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

Receivables (including net investment in sales-type leases)

        A significant amount of judgment is required by management in estimating the amount of reserves required for receivables that are potentially uncollectible. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collectibility of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenues, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenues are recorded at that time.

        While such credit losses described above have historically been within our expectations and the provisions established, we cannot guarantee that we will experience the same credit loss rates that we have estimated or historically experienced. As such, additional charges could be incurred in the future to reflect differences between estimated and actual collections.

        Since our long-term receivables and net investment in sales-type leases relate to significant long-term contracts which are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our long-term receivables or net investment in sales-type leases and our future operating results. Additionally, if a satellite's useful life is shortened, and a sales-type lease is recorded on that satellite, we would write off the portion of the sales-type lease receivable which is uncollectible as a result.

        As of December 31, 2004 and 2005, we had aggregate gross receivables of $293.2 million and $225.9 million, respectively, related to operating leases, sales-type leases and other long-term receivables. With respect to these amounts, we maintained aggregate allowances of approximately $22.0 million and $12.4 million as of December 31, 2004 and 2005, respectively, including allowances for doubtful accounts and customer credits. See "Deferred Charges and Other Assets—Net" and "Accounts Receivable" within Note 2, "Significant Accounting Policies", and Note 7 "Operating Leases and Net Investment in Sales-Type Leases" to our audited consolidated financial statements appearing elsewhere in this annual report. Our accounts receivables and related reserves as of December 31, 2004 and 2005 were as follows:

	December 31, 2004	December 31, 2005	Change
	(In thousands)
Gross Receivables:
Current Receivables	$82,366	$72,778	$(9,588)
Long-term Receivables	102,634	70,025	(32,609)
Net Investment in Sales-Type Leases	108,195	83,050	(25,145)

Total Gross Receivables	293,195	225,853	(67,342)

Reserves:
Allowance for Bad Debt	(4,120)	(3,776)	344
Allowance for Customer Credits	(8,866)	(2,584)	6,282

Total Current Reserves	(12,986)	(6,360)	6,626

Long-term Reserve	(626)	(193)	433
Reserve for Sales-Type Leases	(8,430)	(5,878)	2,552

Total Long-term Reserves	(9,056)	(6,071)	2,985

Total Reserves	(22,042)	(12,431)	9,611

Total Net Receivables	$271,153	$213,422	$(57,731)

Evaluation of satellites and other long-lived assets for impairment and satellite insurance coverage

        We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through undiscounted future expected cash flows generated by those assets (excluding interest charges). If the expected undiscounted future cash flows are determined to be less than the carrying value of the long-lived asset or group of assets, an impairment charge would be recorded to write down the asset to its estimated fair value. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge.

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

        See "Item 1A. Risk Factors—Risks Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance" and Note 2 "Significant Accounting Policies—Evaluation of Long-Lived Assets" to our audited consolidated financial statements appearing elsewhere in this annual report.

Valuation of goodwill

        We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which is described in Note 2 to our audited consolidated financial statements appearing elsewhere in this annual report. SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. We have determined that, for such impairment testing, we have only two reporting units, our FSS operating segment and our G2 operating segment. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2005, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS and G2 operating segments.

        Our goodwill impairment assessments in 2003, 2004 and 2005 resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required. The amount of any loss resulting from future impairment tests could be material to our results of operations.

        Significant estimates and other variables utilized in our 2005 goodwill impairment assessments include:

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

Deferred taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance in order to reduce our deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. Management establishes this valuation allowance based upon historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss for tax purposes or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Management does not believe a valuation allowance is necessary as of December 31, 2005. During 2004 subsequent to the Recapitalization, we incurred net operating losses for tax purposes. Management expects these losses are fully recoverable based on the taxable income within the next several years. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the Extraterritorial Income Exclusion related to certain of our satellites and interest expense deductions.

        Beginning on May 1, 1998 through December 22, 2003, we joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. We continued to file a consolidated U.S. federal income tax return with The DIRECTV Group for the taxable periods ended on or before the closing date of the Recapitalization, which will file a U.S. federal income tax return as a separate consolidated group. Subsequent to the Recapitalization, we joined with Holdco in filing a consolidated U.S. federal income tax return.

        We previously operated under federal and state income tax sharing agreements with The DIRECTV Group. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. Upon consummation of the Recapitalization, a new tax separation agreement described under "The Transactions" took effect and superseded the existing tax sharing agreements.

        PanAmSat was deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were decreased and the tax basis in our satellites was increased. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $315.7 million.

        Our income tax provision prior to and including 2005 estimates tax expense for the possible reduction upon Internal Revenue Service audit of the tax benefits we derived from a deduction for the Extraterritorial Income Exclusion and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2005, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and Extraterritorial Income Exclusion issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure. The Extraterritorial Income Exclusion will be reduced in subsequent years because of changes to the Federal Tax Law. We have certain contracts which are grandfathered under the tax law.

        Various foreign governments have asserted that we are subject to income withholding taxes on the revenues derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under local and U.S. tax law. We provided additional taxes in 2004 and 2005 that affected our effective tax rate. We consider our reserves adequate for any exposure we may have for potential income withholding taxes on these broadcaster revenues. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability.

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million. See "Certain Relationships and Related Party Transactions" for a description of tax indemnifications to be received from The DIRECTV Group. These tax indemnifications cover a portion of these contingent obligations.

        In 2005, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 1998-2000, of which we were a member, and commenced an examination of the GM consolidated tax group for the years 2001-2003. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under the examination are fully indemnified under the tax separation agreement with the DIRECTV Group.

Market Risks

        We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate swaps. See "—Liquidity and Capital Resources—Long-term debt" above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

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

        We have effectively mitigated our cash interest exposure in relation to $1.25 billion of our Term Loan B-1 facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $749 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

        We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at December 31,

2005 would be a reduction in cash flows of approximately $4.8 million and a decrease in net income of approximately $3.1 million.

        As of December 31, 2005, long-term debt consisted of fixed-rate borrowings of approximately $932.7 million and floating rate debt of approximately $2.0 billion. In addition, we had a fixed interest rate swap agreement on a notional amount of $1.25 billion, as described above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would also impact results of operations and cash flows as described above. At December 31, 2005, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 9% and sales-type lease receivables bore interest at rates between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt, including our interest rate swap, and our fixed-rate net investment in sales-type lease receivable balances would be approximately $48.2 million and $1.9 million, respectively, as of December 31, 2005.

Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $41.0 million receivable related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. Revenues derived from The DIRECTV Group and its affiliates were $127.4 million for year ended December 31, 2004 or 15.4% of our total revenues for that period.

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the year ended December 31, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $2.0 million. In addition, during the year ended December 31, 2004, we purchased services and equipment from the DIRECTV Group of approximately $1.9 million.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. Revenues derived from The News Corporation and its affiliates were $90.5 million for the year ended December 31, 2004, or 10.9% of our total revenues for that period.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. During the year ended December 31, 2005, we reimbursed the Sponsors $0.2 million for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004. We recorded approximately $0.6 million of expenses during the year ended December 31, 2005 related to Capstone Consulting, all of which was paid through December 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $3.7 million and $4.6 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, we had customer receivables related to these affiliates of approximately $74 thousand and $550 thousand, respectively.

        Included in our total contracted backlog of $4.50 billion as of December 31, 2005 is approximately $14.8 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the years ended December 31, 2004 and 2005, we procured $0.6 million and $1.0 million, respectively of insurance and insurance-related services from an affiliate of one of the Sponsors.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Due from affiliates	$74	$550

Due to affiliates	$831	$—

Other Related Party Transactions

        We have a 50% ownership interest in the Horizons-1 joint venture, which we account for under the equity method of accounting (see Note 2 "Significant Accounting Policies"). We lease Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the years ended December 31, 2003, 2004 and 2005, we recorded expenses of approximately $0, $3.2 million and $3.7 million, respectively, in relation to the lease of such Ku-band satellite capacity.

New Accounting Pronouncements

        There are no new accounting pronouncements or interpretations that have been issued, but not yet adopted by us, that we believe will have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risks".

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PanAmSat Corporation

        We have audited the accompanying consolidated balance sheets of PanAmSat Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PanAmSat Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 10, 2006

PANAMSAT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Year Ended December 31,
	2003	2004	2005
REVENUES:
Operating leases, satellite services and other	$814,006	$811,124	$847,149
Outright sales and sales-type leases	17,005	15,946	13,854

Total revenues	831,011	827,070	861,003

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	—	2,224	(4,303)
Depreciation and amortization	312,833	294,822	276,925
Direct operating costs (exclusive of depreciation and amortization)	149,696	157,354	143,870
Selling, general and administrative expenses	86,081	110,898	74,969
Sponsor management fees	—	731	10,444
Facilities restructuring and severance costs	4,227	6,192	4,294
Loss on termination of sales-type leases	—	—	2,307
Gain on undesignated interest rate swap	—	—	(6,611)
Gain on insurance claim	—	(9,090)	—
Gain on sale of teleport	—	(11,113)	—
Satellite impairment loss	—	99,946	—
Transaction-related costs	—	155,131	—

Total operating costs and expenses	552,837	807,095	501,895

INCOME FROM OPERATIONS	278,174	19,975	359,108
INTEREST EXPENSE—Net	143,632	186,754	261,383

INCOME (LOSS) BEFORE INCOME TAXES	134,542	(166,779)	97,725
INCOME TAX EXPENSE (BENEFIT)	35,010	(91,290)	2,105

NET INCOME (LOSS)	$99,532	$(75,489)	$95,620

See notes to consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,607	$125,945
Accounts receivable—net	69,380	66,418
Net investment in sales-type leases	24,776	12,260
Prepaid expenses and other (principally prepaid insurance)	25,961	20,143
Deferred income taxes	7,817	16,711
Assets held for sale	3,300	—

Total current assets	169,841	241,477
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,955,664	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	74,990	64,913
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	319,869	328,000

TOTAL ASSETS	$4,764,495	$4,828,081

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,491	$85,261
Current portion of long-term debt	4,100	16,600
Current portion of satellite incentive obligations	13,148	13,240
Accrued interest payable	45,589	37,103
Due to affiliate	—	50,233
Deferred gains and revenues	26,618	24,514

Total current liabilities	157,946	226,951
LONG-TERM DEBT	3,603,900	2,915,400
DEFERRED INCOME TAXES	33,790	24,312
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	271,100	348,888

TOTAL LIABILITIES	4,066,736	3,515,551

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common stock $0.01 par value; 1,000 shares authorized, at December 31, 2004 and December 31, 2005, respectively, and 548 shares outstanding at December 31, 2004 and December 31, 2005, respectively	—	—
Additional paid-in capital	129,819	803,545
Retained earnings	570,136	512,500
Accumulated other comprehensive income (loss)	1,222	(97)
Other stockholder's equity	(3,418)	(3,418)

Total stockholder's equity	697,759	1,312,530

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,764,495	$4,828,081

See notes to consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Share Data)

	Common Stock				Accumulated Other Comprehensive Income (loss), net of tax		Treasury Stock, at Cost
		Par Value Amount	Additional Paid-In Capital	Retained Earnings		Other Stockholders' Equity				Comprehensive Income (Loss)
	Shares						Shares	Amount	Total
BALANCE, DECEMBER 31, 2002	3,276	$—	$2,533,884	$546,093	$(2,385)	$(50)	—	$—	$3,077,542
Additional issuance of common stock	3	—	2,294	—	—	—	—	—	2,294
Unrealized gain on cash flow hedge	—	—	—	—	204	—	—	—	204	$204
Unrealized loss on short-term investments	—	—	—	—	(2)	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	616	—	—	—	616	616
Acquisition of Hughes Global Services	—	—	—	—	—	(3,418)	—	—	(3,418)	—
Deferred compensation	—	—	6,622	—	—	(6,752)	—	—	(130)	—
Amortization of deferred compensation	—	—	34	—	—	2,086	—	—	2,120	—
Net income	—	—	—	99,532	—	—	—	—	99,532	99,532

BALANCE, DECEMBER 31, 2003	3,279	—	2,542,834	645,625	(1,567)	(8,134)	—	—	3,178,758	$100,350

Additional Issuances of common stock	4	—	3,954	—	—	—	—	—	3,954
Purchase of treasury shares	—	—	(57)	—	—	—	(2,735)	(2,783,742)	(2,783,799)
Retirement of treasury shares	(2,091)	—	(2,091,456)	—	—	—	2,091	2,091,456	—
Cancellation of treasury shares	(644)	—	(692,286)	—	—	—	644	692,286	—
Realized and unrealized net gain on cash flow hedge	—	—	—	—	2,002	—	—	—	2,002	$1,452
Unrealized gain on short-term investments	—	—	—	—	1	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	786	—	—	—	786	786
Deferred compensation	—	—	—	—	—	(197)	—	—	(197)	—
Stock compensation	—	—	201	—	—	1,929	—	—	2,130	—
Net customer guarantee received pursuant to the Transactions and related tax effect	—	—	3,623	—	—	—	—	—	3,623	—
Transaction costs capitalized to equity	—	—	(8,776)	—	—	—	—	—	(8,776)	—
Modification of options	—	—	1,237	—	—	—	—	—	1,237	—
Tax basis step-up and tax indemnification	—	—	377,068	—	—	—	—	—	377,068	—
Cashing out of restricted stock units	—	—	(6,523)	—	—	2,984	—	—	(3,539)	—
Net loss	—	—	—	(75,489)	—	—	—	—	(75,489)	(75,489)

BALANCE, DECEMBER 31, 2004	548	—	129,819	570,136	1,222	(3,418)	—	—	697,759	$(73,250)

Additional investment from parent with proceeds from initial public offering	—	—	658,350	—	—	—	—	—	658,350
Foreign currency translation adjustment	—	—	—	—	119	—	—	—	119	$119
Unrealized loss on interest rate hedge	—	—	—	—	(1,438)	—	—	—	(1,438)	(1,438)
Deferred compensation reclass — deferred stock units	—	—	1,535	—	—	—	—	—	1,535	—
Tax basis step-up and tax indemnification	—	—	13,841	—	—	—	—	—	13,841	—
Dividends to stockholder	—	—	—	(153,256)	—	—	—	—	(153,256)	—
Net income	—	—	—	95,620	—	—	—	—	95,620	95,620

BALANCE, DECEMBER 31, 2005	548	$—	$803,545	$512,500	$(97)	$(3,418)	—	$—	$1,312,530	$94,301

OTHER STOCKHOLDERS' EQUITY:

	December 31, 2004	December 31, 2005
Excess of purchase price over historical cost basis of net assets acquired	$(3,418)	$(3,418)
Deferred compensation, net	—	—

TOTAL OTHER STOCKHOLDERS' EQUITY	$(3,418)	$(3,418)

See notes to consolidated financial statements.

PANAMSAT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$99,532	$(75,489)	$95,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312,833	294,822	276,925
Deferred income taxes	14,722	(97,958)	(3,322)
Amortization of debt issuance costs and other deferred charges	9,731	14,079	19,565
Provision for uncollectible receivables	(1,632)	31,226	(2,724)
Loss on early extinguishment of debt	10,663	25,751	24,161
Loss on termination of sales-type leases	—	—	2,307
Facilities restructuring and severance costs	4,227	6,093	4,294
Reversal of sales-type lease liabilities	—	(3,727)	(4,303)
Gain on undesignated interest rate swap	—	—	(6,611)
Satellite impairment loss	—	99,946	—
Effect of Galaxy 10R XIPS anomaly	—	9,090	—
Gain on sale of teleport	—	(11,113)	—
Gain on insurance claim	—	(9,090)	—
Gain on disposal of fixed assets	—	(1,332)	—
Other non-cash items	2,756	(2,567)	(1,919)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,858	25,770	26,497
Operating lease and other receivables	(19,949)	760	2,119
Prepaid expenses and other assets	21,946	(108)	2,187
Accounts payable and accrued liabilities	(12,342)	(17,061)	(18,773)
Deferred gains and revenues	7,159	4,182	(2,104)

NET CASH PROVIDED BY OPERATING ACTIVITIES	472,504	293,274	413,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,205)	(177,130)	(207,845)
Net sales of short-term investments	21,318	374,097	—
Insurance proceeds from satellite recoveries	102,649	362,230	—
Proceeds from sale of teleport	—	14,370	3,161
Proceeds from satellite manufacturer	69,500	1,264	—
Acquisitions, net of cash acquired	(20,151)	(549)	(42,511)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	70,111	574,282	(247,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	3,512,615	—
Repayments of long-term debt	(850,000)	(1,604,615)	(676,000)
Dividends to stockholder	—	—	(101,792)
Capital contribution by parent	—	—	658,350
Capitalized transaction and debt issuance costs	(1,456)	(151,114)	(598)
New incentive obligations	5,642	20,824	4,662
Repayments of incentive obligations	(11,781)	(12,645)	(12,429)
Repurchase of common stock	—	(2,783,799)	—
Funding of capital expenditures by customer	—	—	47,375
Capital contributed by affiliate	—	9,200	—
Other equity related transactions	2,328	3,566	—

NET CASH USED IN FINANCING ACTIVITIES	(855,267)	(1,005,968)	(80,432)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	932	1,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(312,278)	(137,480)	87,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488,365	176,087	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,087	$38,607	$125,945

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

        On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of our outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of our common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the "Sponsors" in this annual report. We refer to the August 20, 2004 series of transactions through which the Sponsors acquired and recapitalized PanAmSat as the "Recapitalization".

        On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat. On October 8, 2004, all of our outstanding common stock held by our then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share ("the Contribution"). As a result of and immediately following that Contribution, our then existing stockholders owned Holdco in equal proportion to their prior ownership interest in us, and we became a wholly-owned subsidiary of Holdco.

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

        On April 20, 2004, we entered into a definitive transaction agreement with The DIRECTV Group, Inc., or The DIRECTV Group, PAS Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC, or Constellation, an affiliate of KKR, for the merger of PanAmSat with Merger Sub, or the Merger, and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock to limited liability companies affiliated with Carlyle, and Providence, who together with KKR and Carlyle, are referred to as the Sponsors. On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Sponsors which amended certain terms of the transactions, including the purchase price paid to The DIRECTV Group. The Merger, the purchase transactions, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group described below are referred to collectively as the "Recapitalization."

        Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity. As of the effective time of the Merger, holders of shares of our common stock (other than The DIRECTV Group and members of management who agreed not to have certain of their equity interests cashed out in the Merger) had no further ownership interest in us. Instead, such holders of our common stock received $23.50 in cash per share of its common stock. The $23.50 per share paid to certain holders of its common stock was $8.17 per share after giving effect to the approximately 4.37 to 1 stock split effected on August 20, 2004 and the 1 for approximately 1.52 reverse stock split effected on March 1, 2005.

        On August 20, 2004, as part of the Recapitalization, a portion of the shares of our common stock beneficially owned by The DIRECTV Group was repurchased by us at a purchase price of $21.84 in cash per share. Following the repurchase, The DIRECTV Group sold all of its remaining shares of our common stock to the Sponsors at a purchase price of $21.84 in cash per share (on an unadjusted basis). Following that sale, The DIRECTV Group and The News Corporation, were no longer related parties of ours. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of PanAmSat's common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of PanAmSat's common stock and certain executive officers and directors had beneficial ownership of the remainder of PanAmSat's common stock.

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

        On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used the net proceeds to make a capital contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then pre-existing stockholders. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 9% senior notes and paid a redemption premium of $31.8 million to holders of those notes. In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended (See Note 10 "Long-term Debt").

Description of the Business

        We are a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 23 satellites currently in-orbit. We lease transponder capacity to our customers on our satellites, which we own and operate, and deliver entertainment and information to cable television systems, television broadcasters, direct-to-home, or

DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. We also provide satellite services and related technical support for live transmissions for news and special events coverage. In addition, we provide satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone and we provide various consulting and technical services to third parties.

        With 23 satellites currently in orbit, including three in-orbit backup satellites, we have one of the world's largest commercial geostationary earth orbit, or GEO, satellite networks, capable of reaching over 98% of the world's population. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We have one of the most sophisticated ground infrastructure networks available to support the needs of our customers. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating their fleet and transmission and other services for their customers. We lease such services outside of the United States to support the remainder of their worldwide satellite fleet.

2.    Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include our accounts and those of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

        Lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) are accounted for as sales-type leases. For sales-type lease transactions, we recognize as revenue the net present value of the future minimum lease payments. The cost basis of the transponder is charged to cost of outright sales and sales-type leases. During the life of the lease, we recognize as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $17.0 million, $15.9 million and $13.9 million is included in sales-type lease revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

        Lease contracts that do not qualify as sales-type leases are accounted for as operating leases. Operating lease revenues are generally recognized on a straight-line basis over the lease term unless collectibility is not reasonably assured (refer to "Accounts Receivable" below). Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. Revenues for occasional services are recognized as services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, we are not obligated to refund operating lease payments previously made.

        We earn revenues for various types of consulting and technical services. Those revenues which relate to the provision of consulting services by employee specialists are typically recognized on a monthly basis as those services are performed. Consulting services which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenues under certain construction program management programs which extend beyond one year are recognized utilizing the percentage-of-completion method of accounting. Revenues from the provision of market research materials are recognized on a monthly basis as those services are performed.

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

        Fair Value of Financial Instruments—The carrying amounts of cash, accounts receivable, short-term investments, accounts payable and accrued liabilities approximate their fair values generally due to the short maturity of these items. The carrying amount of the net investment in sales-type leases approximates fair value based on the interest rates implicit in the leases. The fair value of our long-term debt was determined based on quoted market prices or on current rates available to us for debt with similar maturities and similar terms (See Note 10 "Long-Term Debt").

        Derivative Instruments and Hedging Activities—We account for derivative instruments under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. We use derivative financial instruments, including interest rate swaps to manage market risks. (See Note 10 "Long-Term Debt" and Note 11 "Interest Rate Swap Agreements").

        At December 31, 1997, in connection with debt refinancing activities at that time, we entered into certain U.S. Treasury rate lock contracts to reduce our exposure to fluctuations in interest rates. The aggregate nominal value of these contracts was $375.0 million and these contracts were accounted for as hedges because they were applied to a specific refinancing plan that was consummated shortly after December 31, 1997. The cost to unwind these instruments in 1998 was $9.1 million. As of December 31, 2005, $4.3 million of these costs and the related accumulated amortization of $2.5 million are recorded within deferred charges and other assets within our consolidated balance sheet and are being amortized to interest expense on a straight-line basis over the terms of the related debt securities.

        Concentration of Credit Risk—We provide satellite transponders and related services and extend credit to a large number of customers in the commercial satellite communications market. Management monitors the exposure to credit losses and maintains allowances for anticipated losses that are charged to selling, general and administrative expenses and allowances for customer credits that are charged against revenues (see "Accounts Receivable" below). Revenues derived from affiliates of The DIRECTV Group comprised approximately 16%, 15% and 16%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. Revenues derived from affiliates of The News Corporation comprised approximately 11%, 11% and 12%, respectively, of total revenues for the years ended December 31, 2003, 2004 and 2005. No other customers provided us with revenues in excess of 10% of total revenues during each of these periods.

        Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and highly liquid investments with maturities at date of acquisition of three months or less.

        Supplemental cash flow information for 2003, 2004 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Cash received from interest	$13,603	$7,640	$3,458

Cash paid for interest	$158,723	$166,951	$255,113

Cash paid for taxes	$4,846	$5,498	$8,676

Cash received from tax refunds	$13,042	$804	$77

        Short-Term Investments—Prior to December 31, 2004, our short-term investments consisted primarily of commercial paper and auction rate securities representing funds available for current operations. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we classified these short-term investments as available-for-sale. These securities were carried at estimated fair market value. The aggregate unrealized gains and losses related to these investments, net of taxes, were reflected as a part of other comprehensive income within stockholders' equity.

        In 2004, we reclassified investments in auction rate certificates held prior to December 31, 2004 from cash and cash equivalents to short-term investments on the consolidated balance sheet. The reclassification was effected because the certificates had stated maturities beyond three months. The amount of the investments in auction rate certificates as of December 31, 2001, 2002 and 2003 was $17.0 million, $295.6 million, and $335.2 million, respectively. We did not hold any auction rate certificates at December 31, 2004 and 2005. The reclassification resulted in changes in the consolidated statements of cash flows for the affected periods within the net sales (purchases) of short-term investments and the cash and cash equivalents balances.

        Accounts Receivable—Accounts receivable include amounts earned under our contractual agreements with customers and occasional services which are billable as performed. An allowance for doubtful accounts is maintained in the amount of approximately $4.1 million and $3.8 million at December 31, 2004 and 2005, respectively. If collectibility of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer's financial status or the receivable is collected, revenue is recorded at that time. During the year ended December 31, 2004, we recorded $5.2 million of net customer credits and approximately $14.4 million of the allowance for customer credits was written-off in connection with contractual arrangements that were entered into in relation to the Recapitalization. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"). During the year ended December 31, 2005, we recorded a reduction of $6.3 million of net customer credits. The total allowance for customer credits was $8.9 million and $2.6 million as of December 31, 2004 and 2005, respectively.

        Satellites and Other Property and Equipment—Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition. The capitalized cost of satellites includes all construction costs, incentive obligations, launch costs, launch insurance, and capitalized interest. Substantially all other property and equipment consists of our teleport facilities.

        Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Lives
(Years)
Satellites in service	12-15
Communications equipment	3-15
General support equipment	5-10
Buildings	25
Leasehold improvements	3-12

        The initial estimated useful lives of our satellites are based upon the lower of the satellite's design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite and other associated costs grouped together, an impairment charge would be recorded to reduce the carrying value of the satellite to its fair value. (See Note 9 "Satellite Technology".)

        Deferred Charges and Other Assets—net—Our Deferred Charges and Other Assets are summarized as follows (in millions):

	December 31,
	2004	2005
Long-Term Receivables-net	$102.0	$69.8
Customer Incentive Programs-net	25.4	25.8
Debt Issuance Costs-net	131.9	91.2
Other Assets-net	13.0	13.4
Prepaid Expenses	2.0	0.6
Investments	45.6	123.3
Interest Rate Swap Asset	—	3.9

Total Deferred Charges and Other Assets	$319.9	$328.0

        Long-Term Receivables—net—Our long-term receivables primarily represent long-term receivables due from The DIRECTV Group of approximately $40 million in relation to tax indemnification agreements entered into in connection with the Recapitalization (see Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"), receivables with payment terms extending beyond one year and receivables from operating leases with escalating payment terms that are recognized on a straight-line basis into revenue over the lease term. Differences between operating lease payments received and revenues recognized are deferred as, or amortized from, operating lease receivables. These long-term receivables are net of an allowance for doubtful accounts of approximately $0.6 million and $0.2 million as of December 31, 2004 and 2005, respectively.

        Customer Incentive Programs—net—Deferred charges related to customer incentive programs are amortized against revenue over the terms of the respective customer contracts. Deferred charges related to customer contracts were $34.7 million and $37.8 million at December 31, 2004 and 2005, respectively. These costs primarily represent the cost of antennas provided to cable operators without charge pursuant to certain customer contractual arrangements as well as certain other contractual costs incurred by us in order to secure customer leases. These costs are being amortized against the related revenue recorded pursuant to the terms of the contracts and the accumulated amortization at December 31, 2004 and 2005 amounted to $9.3 million and $12.0 million, respectively.

        Debt Issuance Costs—net—Debt issuance costs of $141.5 million and $115.6 million as of December 31, 2004 and 2005, respectively, represent costs incurred by us to secure debt financing. These costs are being amortized to interest expense on a straight-line basis over the life of the related indebtedness. Accumulated amortization related to these debt issuance costs at December 31, 2004 and 2005 amounted to $9.6 million and $24.4 million, respectively. Debt issuance costs capitalized in 2004 and 2005 were $142.3 million and $0.6 million, respectively. Included in interest expense during 2004 and 2005 were approximately $25.8 million and $24.2 million, respectively, associated with the write-offs of unamortized debt issuance costs as a result of debt prepayments made in 2004 and 2005 (See Note 10 "Long-term Debt").

        Other Assets—net—Other assets-net consists of prepayments of equipment installations at the facilities of third parties that provide TT&C services to us under long-term service agreements, as well as identifiable intangible assets and other miscellaneous deferred charges and other assets. The prepaid installation costs are necessary for third parties to provide services to us over the term of the related services agreement. These prepaid costs are amortized on a straight-line basis over the respective contract periods. Also included in other assets-net are deposits held in escrow for certain customer contracts, acquired customer lists, Indefeasible Rights of Use Agreements, or IRUs, and an orbital slot with an indefinite life acquired in the August 2005 Europe*Star transaction. (See Note 13 "Acquisitions".) Our Other Assets—net are summarized as follows (in millions):

	December 31, 2004			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Prepaid installation costs	$14.4	$7.0	$7.4	$15.0	$8.7	$6.3
Deposits in escrow for customer contracts	2.8	—	2.8	2.9	—	2.9
Acquired customer lists(1)	2.5	1.3	1.2	2.5	2.3	0.2
Indefeasible Right of Use Agreements(1)	1.6	—	1.6	1.6	0.2	1.4
Orbital slot(1)	—	—	—	2.6	—	2.6

Total	$21.4	$8.3	$13.0	$24.6	$11.2	$13.4

(1)
See "Identifiable Intangible Assets" below.

        Prepaid Insurance—We amortize prepaid insurance costs to expense over the terms of the respective insurance policies.

        Investments—We have investments in certain equity securities, which represent less than a 10% ownership interest. These investments are accounted for by us under the cost method and are carried at the lower of cost or market. The carrying value of our cost method investments was $3.7 million at December 31, 2004 and $4.0 million at December 31, 2005. In addition, we have investments in Horizons-1 and Horizons-2, our joint ventures with JSAT International, Inc., which we account for under the equity method. The carrying value of our investment in Horizons-1 at December 31, 2004 was $41.9 million. The carrying value of our investments in Horizons-1 and Horizons-2 at December 31, 2005 were $39.2 million and $80.0 million, respectively. (See Note 17. "Commitments and Contingencies—Satellite Construction and Launch Commitments".) We recorded our portion of the losses on Horizons-1 of approximately $0.1 million within selling, general and administrative expenses in our 2004 consolidated statement of operations and our portion of the net income of Horizons-1 and Horizons-2 of approximately $0.2 million within selling, general and administrative expenses in our 2005 consolidated statement of operations.

        Goodwill—Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires among other things, that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested for impairment annually or when a change in circumstances occurs. Any impairment charges resulting from an annual impairment test would be recorded in operating results. We have determined that, for such impairment testing, we have only two reporting units, our FSS Operating segment and our Government Services operating segment and we have established the fourth quarter of each year as the timeframe for annual impairment assessment.

        SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In conjunction with our annual goodwill impairment assessment in the fourth quarter of 2005, we utilized a combined discounted cash flow and market approach in our assessment of the fair value of our FSS and G2 Operating Segments. Our assessment resulted in a fair value for the reporting units which exceeded the carrying value of their net assets and, as such, no impairment charge was required in 2003, 2004 or 2005. As of both December 31, 2004 and 2005, we had goodwill of approximately $2.244 billion.

        Identifiable Intangible Assets—Our identifiable intangible assets include customer lists, IRUs and an orbital slot. We amortize our customer lists and IRUs using the straight-line method over their estimated useful lives ranging from 6 to 36 months and approximately 16 years, respectively. Amortization expense for identifiable intangible assets was $1.1 million and $1.2 million for 2004 and 2005, respectively. The estimated amortization expense related to our identifiable intangible assets will be $0.3 million in 2006 and $0.1 million for each of the years from 2007 through 2010. Our orbital slot was determined to have an indefinite life and therefore is not amortized (See "Deferred Charges and Other Assets-net" above).

        Evaluation of Long-Lived Assets—We evaluate potential impairment loss relating to long-lived assets, including satellites, annually or when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows are less than the carrying value of the asset or group of assets, an impairment charge would be recorded to write down the asset to its estimated fair value. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge. The impairment charge, if appropriate, would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

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

        Deferred Revenues, Credits and Other—We enter into agreements with our customers under which they make prepayments for services to be rendered over a specific period. Payments received are deferred and amortized over the periods of performance. Deposits we have received from customers are deferred and are recognized as revenue in the last month of the customer's contractual service period or applied against amounts owed by the customer for services provided. Also included in this account category are satellite performance incentive obligations, reserves for tax contingencies (the majority of which are indemnified by The DIRECTV Group—See "Income Taxes" below) and deferred compensation liabilities.

        Transponder Insurance—We accrue an obligation for the present value of estimated in-orbit performance insurance costs on transponder sales, sales-type leases and other agreements with performance warranty provisions, concurrently with the recognition of the related revenue. We also purchase insurance for certain of our owned satellites for all or some portion of the satellite's book value (See Note 17 "Commitments and Contingencies—Satellite Insurance"). Premiums paid relative to such insurance are amortized to expense over the insurance policy terms, which are typically one to five years.

        Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on our cash flow hedges, and foreign currency translation adjustments.

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

        Income Taxes—The provision for income taxes is based upon reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax rates. (See Note 12 "Income Taxes").

        Beginning on May 1, 1998 through December 22, 2003, we and our subsidiaries joined with The DIRECTV Group and GM in filing a consolidated U.S. Federal income tax return. On December 22, 2003, The DIRECTV Group split-off from GM and as a result The DIRECTV Group no longer files a U.S. federal income tax return with GM. Up to the date of the Transactions (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"), under the tax sharing agreements with The DIRECTV Group, the portion of The DIRECTV Group's consolidated tax amounts recorded by us was generally equivalent to the amounts we would have incurred on a separate return basis. In accordance with such agreements, we provided for current and deferred income taxes as if we were the common parent of an affiliated group that is not included in the consolidated federal income tax return that includes The DIRECTV Group. As of the date of the Recapitalization, PanAmSat is no longer part of The DIRECTV Group and no longer files tax returns on that basis.

        During 2004 subsequent to the Recapitalization, we incurred net operating losses for tax purposes. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion ("ETI") related to certain of our satellites and interest expense deductions. Management does not believe a valuation allowance against the resulting deferred tax asset is necessary as of December 31, 2005.

        Concurrently with the execution of the transaction agreement in April 2004, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the PanAmSat Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million.

        The tax separation agreement with DIRECTV was effective from the day of the closing of the Transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

        PanAmSat was deconsolidated from The DIRECTV Group consolidated tax group upon consummation of the Recapitalization. As a result of the deconsolidation, during the third quarter of 2004, our net operating losses and foreign tax credits (net of valuation allowances) were eliminated and the tax basis in our satellites was increased resulting in a substantial net decrease to our net deferred tax liabilities. Also, our tax basis in our satellites was increased through a taxable transfer of our satellites to newly formed operating companies prior to the Recapitalization. The total net decrease in our deferred tax liabilities resulting from the Recapitalization was approximately $315.7 million.

        At December 31, 2004 and 2005, our balance sheet includes a deferred tax asset in the amount of $87.5 million and $88.0 million, respectively, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards generated subsequent to the Recapitalization and alternative minimum tax credits.

        Our income tax provision, prior to and including 2005, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service ("IRS") audit of the tax benefits we derived from a deduction for the ETI and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2005, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

        Various foreign governments have asserted that we are subject to income withholding taxes on the revenue derived from broadcasters who are outside their territory, broadcast into their territory and remit payments directly to us in the United States. We have vigorously contested these assertions under all applicable U.S. and foreign tax laws. We provided additional taxes in 2004 and 2005 that affected our effective tax rate. We consider our accruals adequate for any exposure we may have for potential income withholding taxes on this broadcaster revenue. If we are unsuccessful in our defense of any such claims, we could be exposed to a substantial cash payment liability (See Note 17 "Commitments and Contingencies—Foreign Withholding Taxes").

        Business Segment and Geographic Information—We have organized our business into two operating segments based upon the types of customers served, services provided and economic characteristics of each segment. Our operating segments are our Fixed Satellite Services segment ("FSS") and our Government Services segment ("G2 Satellite Solutions" or "G2") (See Note 18 "Operating Segments").

        Substantially all of our operating facilities are located in the United States. The geographic distribution of our revenues for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Year Ended December 31,
Region
	2003	2004	2005
United States	44%	44%	48%
Latin America	19	17	17
Asia	15	13	10
Africa	9	10	10
Other	13	16	15

Total	100%	100%	100%

        Revenue By Service Type—For the years ended December 31, 2003, 2004 and 2005, our revenues were $831.0 million, $827.1 million and $861.0 million, respectively. Our revenues were derived from the following service areas:

	Year Ended December 31,
Services
	2003	2004	2005
Video services	64%	62%	63%
Network services	26	26	24
Government services	9	10	10
Consulting/Technical services	1	2	3

Total	100%	100%	100%

        Stock-Based Compensation—Effective January 1, 2003, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) prospectively, to all employee awards granted on or after January 1, 2003, pursuant to Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). (See Note 15 "Retirement and Incentive Plans").

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

        On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 provides an interpretation of SFAS 123(R) and its interaction with certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123(R). We have already adopted the fair value recognition provision of 123, effective January 1, 2003, on a prospective basis. We have determined that the adoption of SFAS 123(R) and SAB 107 as required on January 1, 2006 will not have a material impact on our consolidated financial statements.

        In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Bulletin ("APB") Opinion No. 20 "Accounting Changes" and Financial Accounting Standards Board ("FASB") Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on our consolidated financial statements.

        In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 will not have a material impact on our consolidated financial statements.

        Reclassifications—Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.    PanAmSat/Intelsat Merger

        On August 29, 2005, Holdco and Intelsat, Ltd. ("Intelsat") announced that the two companies had signed a definitive merger agreement (the "Intelsat Merger Agreement") under which Intelsat will acquire Holdco and its sole subsidiary, PanAmSat, for $25 per share in cash, or $3.2 billion (the "Intelsat Merger"). Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat will acquire all of Holdco's outstanding common shares. Also in connection with the pending Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

        On October 26, 2005, Holdco's shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, Holdco received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the pending Intelsat Merger. The effect of this request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), until 30 days after the parties have substantially complied with the request, unless that period is terminated earlier by the DOJ or extended voluntarily. On January 20, 2006, we were informed by the Committee on Foreign Investment in the United States ("CFIUS") that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement relating to the merger, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as "Exon-Florio"). Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), we expect to consummate the Intelsat Merger in the second or third quarter of 2006.

4.    PanAmSat Merger, Subsequent Sale and Related Transactions

        On August 20, 2004, we completed the Recapitalization, as described above in Note 1. "Basis of Presentation, Formation and Description of Business". As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of our common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of our common stock and certain executive officers and directors had beneficial ownership of the remainder of our common stock.

        Immediately following the Recapitalization, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan, whether or not then vested, was canceled and converted into the right to receive a payment from us (subject to any applicable withholding taxes) equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 per share over the option exercise price for such stock option, payable in cash. Immediately before the effective time of the Merger, all restrictions on restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan lapsed, and the unvested restricted shares and restricted stock units vested and were canceled and the holders of those securities received $23.50 per share (on an unadjusted basis), less applicable withholding taxes. Certain members of our management agreed not to have certain of their equity interests cashed out in the Merger; existing options, restricted shares and restricted stock units granted to such individuals remained outstanding as options and shares.

        The Recapitalization has been accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities has been maintained.

        Also in connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% senior notes due 2014 pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our old senior secured credit facility (the "Old Credit Facility"); (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004 (See Note 10 "Long-term Debt").

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

        Also in connection with the Recapitalization, we entered into new contractual arrangements with affiliates of The DIRECTV Group at rates, which we believe, approximate market rates. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., or HNS, the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC, or DTVLA, the purchase of additional transponder capacity for direct-to-home, or DTH, services in Latin America, and the extension of existing and the entering into of new telemetry, tracking and control, or TT&C, service agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Certain of the new contractual arrangements we entered into in connection with the Recapitalization increased our contracted backlog by approximately $687 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

        Certain of our executives have change-in-control severance agreements, which provide for, among other things, the payment of severance and other benefits upon the termination of the executive without cause or for good reason within three years after a change in control of PanAmSat, as defined in their respective agreements. In addition, our Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within two years following, a change-in-control (See Note 17 "Commitments and Contingencies—Change-in-Control Obligations").

        On August 20, 2004, in conjunction with the Recapitalization, our board of directors approved the retirement of the 275,440,151 shares of our common stock repurchased from affiliates of The DIRECTV Group and cancelled 84,749,865 shares of our common stock repurchased from other stockholders.

5.    Dividend Policy

        Our board of directors adopted a dividend policy that became effective upon the closing of Holdco's initial public offering. Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco in the amount of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also, in December 2005, we recorded dividends of $4.5 million related to amounts funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December, 2005.

6.    Stock Split, Reverse Stock Split and Amended and Restated Certificate of Incorporation

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

7.    Operating Leases and Net Investment in Sales-type Leases

        Future minimum lease payments due from customers under long-term operating leases on satellites in service and to be launched are as follows (in thousands):

December 31, 2005
2006	$735,347
2007	597,289
2008	500,192
2009	413,289
2010	383,010
2011 and thereafter	1,720,417

Total	$4,349,544

        The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2004	2005
Total minimum lease payments	$191,987	$151,796
Less: unearned interest income	83,791	68,745
Less: allowance for doubtful accounts	8,430	5,878

Total net investment in sales-type leases	99,766	77,173
Less current portion	24,776	12,260

	$74,990	$64,913

        Included in the unearned interest income balance as of December 31, 2004 and 2005 is approximately $34.9 million and $31.6 million of insurance proceeds, respectively, related to the Galaxy 4R and Galaxy 10R insurance claim settlements. We offset a portion of the proceeds from the Galaxy 4R and Galaxy 10R insurance settlements against the net investment in sales-type leases, which were insured. The reduction to the net investment in sales-type leases results in additional unearned interest income which will be recognized over the term of the lease agreement (See Note 17 "Commitments and Contingencies—Satellite Insurance").

        Future minimum payments due from customers under sales-type leases and related service agreements (primarily TT&C and in-orbit performance protection) as of December 31, 2005 are as follows (in thousands):

	Minimum Lease Payments	Service Agreement Payments
2006	$23,778	$820
2007	21,211	420
2008	20,041	420
2009	19,651	420
2010	16,162	420
2011 and thereafter	50,953	1,049

Total	$151,796	$3,549

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

        During year ended December 31, 2005 we reversed approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. These insurance policies expired during 2005, were not replaced and, as a result, these satellites and their related assets are no longer insured.

        In the first quarter of 2005 we recorded a loss of $2.3 million in relation to the amendment of a customer's sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement.

        Future cash payments expected from customers under all long-term contractual agreements (backlog) described above, including operating leases, sales-type leases and related service agreements, aggregated approximately $4.50 billion as of December 31, 2005. Future minimum lease payments due from customers related to satellites in service and satellites to be launched totaled approximately $3.03 billion and $1.47 billion, respectively. Included in the amounts above are 97 contracts representing total contracted backlog of $596.8 million, of which $225.8 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights.

8.     Satellites and Other Property and Equipment—Net

        Our satellites and other property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2005
Satellites in service	$2,760,711	$3,007,883
Satellite systems under development	357,346	336,743
Buildings and leasehold improvements	88,801	86,542
Machinery and equipment	308,112	316,385
Other	16,786	16,290

	3,531,756	3,763,843
Less: accumulated depreciation	1,576,092	1,814,283

	$1,955,664	$1,949,560

        Satellite contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2004 and 2005, we had $112.3 million and $111.4 million recorded in relation to satellite incentive obligations. During 2004, we wrote-off approximately $20.5 million of incentive obligations as a result of reductions in the economic lives of our Galaxy 10R, PAS-9 and PAS-1R satellites as described below. These write-offs were recorded against the net book value of the respective satellites. Annual maturities of these incentives as of December 31, 2005 are as follows (in thousands):

2006	$13,240
2007	13,361
2008	13,300
2009	12,828
2010	10,051
2011 and thereafter	48,572

Total	$111,352

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

        We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of our launch contracts provides that we may terminate such contract at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise the right to obtain a replacement launch within a specified period following our request for re-launch. See Note 17 "Commitments and Contingencies—Satellite Construction and Launch Commitments".

9.     Satellite Technology

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

        PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, PAS-6B. Accordingly, these events did not affect service to any of our customers and did not affect our revenues in 2005. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset.

BSS 601 HP XIPS

        The BSS 601 HP satellite uses a Xenon-Ion Propulsion System ("XIPS") as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite's performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

        Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

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

        The second satellite with failure of both primary and secondary XIPS is PAS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 4.9 years from July 9, 2003, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. As a result of this XIPS failure, during 2003 we reduced our total contracted backlog by approximately $360.0 million. The insurance policy on this satellite had an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss.

        We began accelerating depreciation on PAS-6B beginning in the third quarter of 2003 to coincide with the satellite's revised estimated useful life. As a result, we recorded additional depreciation expense of $6.6 million during 2003. We expect to launch a replacement for PAS-6B in 2007.

        The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite's estimated remaining useful life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite.

        On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million.

        As a result of this event, we recorded approximately $9.1 million of losses in the third quarter of 2004 related primarily to a customer warranty obligation payable at the satellite's end of life and a non-cash write off of a portion of a sales-type lease receivable. These losses and warranty obligations are substantially covered by the Galaxy 10R insurance policies. In connection with the Galaxy 10R insurance settlement, a gain of approximately $9.1 million was recorded during the fourth quarter of 2004, offsetting the third quarter losses. The expected additional depreciation expense resulting from

Galaxy 10R's revised estimated useful life will be approximately $3.0 million per year. We expect to launch a replacement for Galaxy 10R in 2007.

        Of our four remaining BSS 601 HP satellites, PAS-5 has a book value of $0 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded 5 years from December 31, 2005. The third satellite, Galaxy 13/Horizons 1, which was placed into service in January 2004, has available bi-propellant of approximately 10.9 years from December 31, 2005.

        In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of useful life of one of our BSS 601 HP satellites, PAS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate is based on currently available data from satellite systems similar to PAS-9 and reflects our current expectations for these systems. We plan to replace this satellite prior to the end of its useful life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of useful life resulted in a reduction in our contracted backlog of approximately $62.0 million as of December 31, 2004. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

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

        We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the useful life of Galaxy 11 from 2015 to 2009 and of PAS-1R from 2016 to 2010, which resulted in an increase in our annual depreciation expense of $22.6 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their useful lives will not result in a material reduction in our contracted backlog. We believe that the net book values of these satellites are fully recoverable.

        The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP

        Many of our satellites use an on-board secondary spacecraft control processor, or SCP, to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our PAS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. PAS-4 is operated as a backup satellite that also provides short-term services. We do not anticipate that a failure of the remaining SCP on PAS-4 will cause an interruption of our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

        We currently operate three additional BSS 601 satellites. PAS-2 and PAS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. PAS-2 and PAS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites. HGS-3 is no longer in primary service and has a book value of less than $0.5 million.

10.   Long-term Debt

        As of December 31, 2004 and 2005, long-term debt consisted of the following (in thousands):

	2004		2005
	Book Value	Fair Market Value	Book Value	Fair Market Value
6 3/8% Notes due 2008	$150,000	$154,875	$150,000	$150,375
8 1/2% Notes due 2012	1,190	1,190	1,190	1,190
6 7/8% Notes due 2028	125,000	117,500	125,000	119,375
Transaction Related Financing:
Revolving Credit Facility	—	—	—	—
Term Loan A due 2009	674,310	670,938	355,910	357,690
Term Loan B/Term Loan B-1 due 2011	1,647,500	1,650,087	1,643,400	1,659,834
9% Senior Notes due 2014	1,010,000	1,126,150	656,500	689,325

	3,608,000	3,720,740	2,932,000	2,977,789
Less: current maturities	4,100	4,106	16,600	16,766

Total Long-Term Debt	$3,603,900	$3,716,634	$2,915,400	$2,961,023

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

        With a portion of the proceeds from Holdco's initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of our 9% senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005. On June 17, 2005 we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

        In connection with and contingent upon Holdco's initial public offering, our senior secured credit facilities were amended to, among other things:

  •
  increase the amount of permitted dividends;

  •
  eliminate the requirement that PanAmSat repay the term loans under the senior secured credit facilities with excess cash flow;

  •
  lower the maximum total leverage ratio required by the senior secured credit facilities;

  •
  convert the Term Loan B Facility to a new Term Loan B-1 Facility under the existing senior secured credit facilities, with lower applicable margins;

  •
  permit the payment of the management fee payable to the Sponsors in connection with the termination of the management services agreement. (See Note 14 "Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization—Transactions with the Sponsors and their Affiliates"); and

  •
  conform the change of control definition to the change of control definition in the indenture governing our 9% senior notes.

        During the year ended December 31, 2005, we recorded non-cash interest expense charges totaling approximately $56.0 million for unamortized debt issuance costs written off as a result of the $353.5 million redemption of our 9% senior notes and the $318.4 million of voluntary debt repayments made on our Term Loan A facility during this period.

        Borrowings under our senior secured credit facilities bear interest at the borrower's option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

        Our senior secured credit facilities are comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at December 31, 2005), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,643.4 million was outstanding at December 31, 2005). At December 31, 2005, the interest rate on the Term Loan A Facility was 6.13% (1 month LIBOR of 4.38% plus 1.75%). At December 31, 2005, the Term Loan B-1 facility was split into two tranches in order to provide for the principal payment of $4.2 million which is due on February 21, 2006. The first tranche in the amount of $4.2 million, which is subject to the principal paydown, had an interest rate of 6.44% (2 month LIBOR of 4.44% plus 2.00%). The remaining tranche, in the amount of $1,639.3 million, had an interest rate of 6.49% (3 month LIBOR of 4.49% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2005 on an annual basis was 0.25%. As of December 31, 2005 we had outstanding letters of credit totaling $49.1 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of December 31, 2005, although this interest rate is subject to adjustment based on our total leverage ratio.

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

        On August 22, 2004, we completed a tender offer and consent solicitation to purchase any and all of the outstanding $800.0 million aggregate principal amount of our 8 1/2% Senior Notes due 2012 for cash. Not all of these notes were tendered and, as a result, approximately $1.2 million aggregate principal amount will remain outstanding through the original maturity date. As required by our senior secured credit facilities, we repaid our Term A Facility by the amount of the 8 1/2% Senior Notes that remained outstanding after the tender offer. The remaining 8 1/2% Senior Notes due 2012 are unsecured, and are unconditionally guaranteed by each of PanAmSat's existing domestic restricted subsidiaries.

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

        In June 2004, we repaid from available cash on hand the $349.1 million outstanding balance under the Term Loan B-1 Facility of our Old Credit Facility. In conjunction with this repayment, we recorded a charge of $5.5 million within interest expense as a result of the write-off of unamortized debt issuance costs related to that loan facility and a charge of $0.5 million within interest expense representing the amount accumulated within other comprehensive income (loss) related to our $100.0 million interest rate swap on that loan facility entered into during the third quarter of 2002. The hedge liability was not impacted by the repayment of that facility. In August 2005, this agreement expired. See Note 11 "Interest Rate Swap Agreements".

        As of December 31, 2005, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2005, are $150.0 million at 6.375% due 2008 and $125.0 million at 6.875% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

        We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of December 31, 2005, we were in compliance with all such covenants.

        Annual maturities of long-term debt as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,	Amount Due
2006	$16,600
2007	20,050
2008	324,060
2009	211,600
2010	16,600
2011 and thereafter	2,343,090

Total	$2,932,000

        Interest expense for 2003, 2004 and 2005 is presented net of interest income of $13.3 million, $7.4 million and $3.2 million, respectively, and net of capitalized interest for 2003, 2004 and 2005 of $13.9 million, $8.5 million and $25.5 million, respectively. Included in interest expense during 2003, 2004 and 2005 were approximately $10.7 million, $25.8 million and $56.0 million, respectively, associated with the write-offs of unamortized debt issuance costs related to the repayment of debt during those years.

11.   Interest Rate Swap Agreements

        In accordance with the agreement governing our old senior secured credit facilities that were repaid in 2004, we were a party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 facility of our old credit facility, our cash flow hedge became undesignated and therefore changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. In August 2005, this agreement expired.

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

Start Date	End Date	Total Notional Amount	PanAmSat Corporation pays banks	Banks pay PanAmSat Corporation
3/14/2005	6/14/2005	$1,250,000,000	3.000%	3.000%
6/14/2005	9/14/2005	$1,250,000,000	3.548%	3.400%
9/14/2005	12/14/2005	$1,250,000,000	3.922%	3.857%
12/14/2005	3/14/2006	$1,250,000,000	4.178%	4.489%
3/14/2006	6/14/2006	$1,250,000,000	4.316%	3 Month LIBOR
6/14/2006	9/14/2006	$1,250,000,000	4.422%	3 Month LIBOR
9/14/2006	12/14/2006	$1,250,000,000	4.523%	3 Month LIBOR
12/14/2006	3/14/2007	$1,250,000,000	4.610%	3 Month LIBOR
3/14/2007	6/14/2007	$1,250,000,000	4.646%	3 Month LIBOR
6/14/2007	9/14/2007	$1,250,000,000	4.681%	3 Month LIBOR
9/14/2007	12/14/2007	$1,250,000,000	4.714%	3 Month LIBOR
12/14/2007	3/14/2008	$1,250,000,000	4.763%	3 Month LIBOR
3/14/2008	6/14/2008	$625,000,000	4.802%	3 Month LIBOR
6/14/2008	9/14/2008	$625,000,000	4.839%	3 Month LIBOR
9/14/2008	12/14/2008	$625,000,000	4.876%	3 Month LIBOR
12/14/2008	3/14/2009	$625,000,000	4.912%	3 Month LIBOR
3/14/2009	6/14/2009	$625,000,000	4.943%	3 Month LIBOR
6/14/2009	9/14/2009	$625,000,000	4.970%	3 Month LIBOR
9/14/2009	12/14/2009	$625,000,000	4.997%	3 Month LIBOR
12/14/2009	3/14/2010	$625,000,000	5.023%	3 Month LIBOR

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

        The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630 thousand) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

        Pursuant to SFAS 133 we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. As of December 31, 2005 the asset related to this interest rate swap of $3.9 million was included in deferred charges and other assets—net within our consolidated balance sheet.

        On the interest rate reset date of December 14, 2005, the interest rate which the counterparties will utilize on March 14, 2006 to compute interest due to us was determined to be 4.489%. This will result in the counterparties paying us approximately $971 thousand on March 14, 2006 (the difference between the rate we must pay of 4.178% and the rate we will receive from the counterparties of 4.489%).

12.   Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Taxes currently (receivable) payable:
U.S. federal	$—	$—	$—
Foreign	1,560	1,500	1,455
State and local	1,421	1,250	1,881

Total	2,981	2,750	3,336

Deferred tax (benefits) liabilities:
U.S. federal	8,801	(89,661)	548
Foreign	16,387	555	2,543
State and local	(573)	(4,934)	(4,322)
Change in valuation allowance	7,414	—	—

Total	32,029	(94,040)	(1,231)

Total income tax provision (benefit)	$35,010	$(91,290)	$2,105

        The income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table (in thousands):

	Year Ended December 31,
	2003	2004	2005
Expected tax at U.S. statutory income tax rate	$47,090	$(58,373)	$34,204
U.S. state and local income tax rates—net of federal income tax effect	551	(2,394)	(584)
Extraterritorial income exclusion tax benefit	(36,620)	(27,328)	(30,829)
Foreign withholding taxes	16,387	1,012	1,972
Transaction costs	—	—	(3,842)
Change in valuation allowance	7,414	—	—
Other	188	(4,207)	1,184

Total income tax provision (benefit)	$35,010	$(91,290)	$2,105

        The extraterritorial income exclusion will be reduced in subsequent years because of changes to the Federal tax law. We have certain contracts which are grandfathered under the tax law.

        Temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2004		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Basis differences in satellites and other property, plant and equipment	$—	$211,317	$—	$191,052
Performance incentives	37,451	—	40,646	—
Customer deposits	30,082	—	27,219	—
Accruals and advances	39,515	—	32,225	—
Tax credit carryforwards	17,343	—	17,343	—
Net operating loss carryforwards	70,223	—	70,721	—
Other	2,668	11,938	7,892	12,596

Gross deferred taxes	197,282	223,255	196,046	203,648
Valuation Allowance	—	—	—	—

Net deferred taxes	$197,282	$223,255	$196,046	$203,648

        At December 31, 2005, we had deferred tax liabilities of $203.6 million of which $4.9 million was classified as current. We also had deferred tax assets of $196.0 million, of which $21.6 million was classified as current. Included in the non-current deferred tax assets at December 31, 2005 was $17.3 million of alternative minimum tax credits that can be carried forward indefinitely. Also included in non-current deferred tax assets was $70.7 million of deferred tax assets relating to federal and state net operating losses generated subsequent to the PanAmSat Recapitalization that expire in varying amounts over the period of 2014 - 2024 if not utilized. Management does not believe a valuation allowance is necessary as of December 31, 2005. (See Note 2 "Significant Accounting Policies—Income Taxes").

        Issues regarding our taxability in foreign jurisdictions have been raised by various tax authorities. Such authorities have proposed tax adjustments and we have vigorously contested them. In 2004 and 2005, we increased our income tax provision for these adjustments and, in management's opinion, adequate provision has been made for all open years.

        In 2005, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 1998-2000 of which we were a member, and commenced an examination of the GM consolidated tax group for the years 2001-2003. As a result, our federal income tax returns for those years are currently under examination. Management believes that adequate provision has been made for any adjustment which might be assessed as a result of these examinations. Any amounts that would be payable under the examination are fully indemnified under the tax separation agreement with the DIRECTV Group.

13.   Acquisitions

        On March 7, 2003, we acquired substantially all of the assets of Hughes Global Services, Inc. ("HGS") from our affiliate, The DIRECTV Group, for approximately $8.4 million in cash and the assumption of certain related liabilities. In connection with this transaction, the HGS-3, HGS-5 and Leasat satellites are now operated as part of our fleet. The historical cost of the net assets acquired was $3.1 million. Since we and HGS were under the common control of The DIRECTV Group, the excess purchase price over the historical cost of the net assets acquired of approximately $5.3 million was recorded as a reduction to our stockholders' equity on the accompanying consolidated balance sheet as of December 31, 2003 net of deferred income taxes of approximately $1.9 million.

        On August 27, 2003, as part of our strategic initiative to expand our government service offerings, we acquired a telecommunications firm based outside of Washington, D.C. that specializes in providing end-to-end services and solutions to the U.S. Government, Esatel Communications, Inc. ("Esatel") and its related entity, Silver Springs Teleport, LC.

        To complement our ground infrastructure, in November 2003, we purchased Sonic Telecommunications International Ltd. ("Sonic"), a provider of international high-definition multimedia transmission services and business applications.

        The aggregate purchase price for the Esatel and Sonic acquisitions was $12.2 million. The net assets acquired included receivables, property, plant and equipment, customer lists, IRUs and goodwill as well as certain assumed liabilities.

        On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. We are still finalizing our purchase price allocation for this acquisition. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2005, we paid $42.5 million of this aggregate purchase price from cash on hand. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for purchase price installments during 2006 of $20.2 million and performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

        The results of Esatel and HGS have been included in our Government Service segment from the dates of acquisition. The results of Sonic and the acquisition from Alcatel have been included in our Fixed Satellite Services segment from the dates of acquisition.

14.   Certain Relationships and Related Transactions Prior to and as a Result of the Completion of the Recapitalization

Transactions with The DIRECTV Group and its Affiliates

        Until the consummation of the Recapitalization on August 20, 2004, The DIRECTV Group and its affiliates were related parties of ours.

        During the fourth quarter of 2003, we agreed to amend our transponder lease agreements with DIRECTV Latin America, or DTVLA. This amendment became effective in February 2004 upon DTVLA's emergence from the Chapter 11 bankruptcy process. In conjunction with these amendments we agreed to accept reduced cash payments in the early years, most of which we expect to recapture in later years, and The DIRECTV Group has agreed to guarantee all of the transponder lease agreements with DTVLA for a period of five years.

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

        During 2003, we transferred an authorization for a Ka-band orbital slot to Hughes Network Systems, Inc., or HNS, an affiliate, in exchange for a contingent payment of approximately $2.1 million. The payment was payable upon the launch of a satellite by HNS to such orbital slot. The Federal Communications Commission has approved the transfer of this authorization. In the fourth quarter of 2005, HNS launched a satellite to this orbital slot and we recognized other income of approximately $2.1 million within our 2005 consolidated statement of operations related to this orbital slot fee and recorded the related receivable on our consolidated balance sheet at December 31, 2005.

        On April 20, 2004, PanAmSat entered into a definitive transaction agreement with The DIRECTV Group, Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, an affiliate of KKR for the Recapitalization (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions").

        In June 2004, we paid The DIRECTV Group $28.5 million to reimburse them in full for amounts they previously paid on our behalf to the manufacturer of the Galaxy 16 satellite (See Note 8 "Satellites and Other Property and Equipment—Net").

        Concurrently with the execution of the transaction agreement, PanAmSat entered into a tax separation agreement with The DIRECTV Group that supersedes four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. PanAmSat and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, PanAmSat and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

        Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat regarding any liability for the federal or consolidated state or local income taxes of

GM and The DIRECTV Group, except those income taxes PanAmSat is required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify PanAmSat for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

        The tax separation agreement became effective upon the consummation of the Recapitalization on August 20, 2004 and will remain effective until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

        In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $41.0 million receivable at December 31, 2005 related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

        We provide satellite capacity, TT&C, and other related services and facilities to several subsidiaries of The DIRECTV Group and purchase certain services and equipment from a subsidiary of The DIRECTV Group. Additionally, for the period prior to the consummation of the Recapitalization, we reimbursed The DIRECTV Group for the allocated costs of certain jointly incurred expense items, principally relating to administrative and other expenses. During the year ended December 31, 2003 and for the period from January 1, 2004 through August 29, 2004, revenues derived from The DIRECTV Group and its affiliates were $128.9 million and $82.3 million, respectively, or approximately 15.5% and 15.1% of our revenues for those same periods, respectively.

        The aggregate amounts of related party transactions with The DIRECTV Group and its affiliates for the year ended December 31, 2003 and the period from January 1, 2004 through August 19, 2004 are summarized below (in thousands):

	2003	Period From January 1, 2004 Through August 19, 2004
Satellite Services Revenues:
Operating lease revenues	$114,292	$75,372
Other satellite services	14,641	6,929

Total Satellite Services Revenues	$128,933	$82,301

Purchased Services and Equipment	$4,150	$3,213

Allocations of administrative and other expenses	$1,906	$1,306

        In addition, The DIRECTV Group leases office space to us in Long Beach, California and land for our teleport in Castle Rock, Colorado, and permits the participation by us and our employees in certain discount programs. Prior to the Recapitalization, The DIRECTV Group provided general liability insurance and certain administrative services to us, including the provision of certain advisory and audit services. During the year ended December 31, 2003, and for the period from January 1, 2004 through August 19, 2004, we incurred expenses related to such arrangements with The DIRECTV Group of approximately $1.9 million and $1.3 million, respectively.

Transactions with The News Corporation and its Affiliates (Other than The DIRECTV Group)

        Until the consummation of the Recapitalization on August 20, 2004, The News Corporation and its affiliates were related parties of ours.

        We are a party to agreements with The News Corporation and certain of its subsidiaries and affiliates pursuant to which we provide satellite capacity, TT&C and other related services. During the year ended December 31, 2003 and for the period from January 1, 2004 through August 29, 2004, revenues derived from The News Corporation and its affiliates were $91.8 million and $55.1 million, respectively, or approximately 11.0% and 10.1% of our revenues for those same periods, respectively.

        In January 2004, Fox Entertainment Group, Inc., a subsidiary of The News Corporation, and we signed a multi-year, multi-satellite agreement, the terms of which provide that Fox Entertainment will consolidate its entire suite of U.S. cable and broadcast programming onto our global fleet for 15 years and move a significant portion of its international traffic onto the fleet for the next decade. Fox Entertainment is now one of our largest media customers and one of our top five global customers.

Effect of the Recapitalization

        As a result of the Recapitalization, effective August 20, 2004, The DIRECTV Group and The News Corporation were no longer related parties of ours and the Sponsors and their affiliates became related parties of ours.

Transactions with The Sponsors and Their Affiliates

        The Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco's initial public offering on March 22, 2005, each of the Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Sponsors may receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Sponsors perform services above and beyond those previously called for by the agreements. For the period August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees, of which $0.1 million was paid through December 31, 2004. In addition, in consideration for structuring services rendered in connection with the Recapitalization, which services included financial advisory services and capital structure review, the Sponsors received an aggregate transaction fee of $50.0 million and were reimbursed for out-of-pocket expenses of approximately $1 million. During the year ended December 31, 2005, we reimbursed the Sponsors for $0.2 million for expenses incurred.

        During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million of expenses during 2004 to Capstone, of which, approximately $0.2 million was paid through December 31, 2004. We recorded approximately $0.6 million of expenses during the year ended December 31, 2005 related to Capstone Consulting, all of which was paid through December 31, 2005.

        Certain members of our board of directors whose services are compensated are principals of or are affiliated with the Sponsors.

        We provide satellite capacity, TT&C and other related services to affiliates of the Sponsors. Revenues for these services were $3.7 million and $4.6 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, we had customer receivables related to these affiliates of approximately $74 thousand and $550 thousand, respectively.

        Included in our total contracted backlog of $4.50 billion as of December 31, 2005 is approximately $14.8 million of contracted backlog from these affiliates of the Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

        During the years ended December 31, 2004 and 2005, we procured $0.6 and $1.0 million, respectively of insurance and insurance-related services from an affiliate of one of the Sponsors.

        The following table provides summary information relative to our accounts receivable from and accounts payable to the Sponsors and their affiliates as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Due from affiliates	$74	$550

Due to affiliates	$831	$—

Other Related Party Transactions

        We have a 50% ownership interest in the Horizons-1 joint venture, which we account for under the equity method of accounting (see Note 2 "Significant Accounting Policies"). We lease Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the years ended December 31, 2003, 2004 and 2005, we recorded expenses of approximately $0, $3.2 million and $3.7 million, respectively, in relation to the lease of such Ku-band satellite capacity.

15.    Retirement and Incentive Plans

        Generally, cash compensation of our directors, executive officers and other employees are provided by us and equity based compensation is provided by Holdco. Holdco has assumed all of our equity-based retirement and incentive plans, which plans benefit our employees.

Employee Benefit Plans:

        Defined Contribution Plans 401(k) Plan—We have a 401(k) plan for qualifying employees for which we match a portion of the employee contributions. Prior to the Recapitalization, we made this match in the form of shares of our common stock; since the Recapitalization, we have made this match in the form of cash. The market values of the shares contributed to the plan were $2.1 million and $1.4 million for 2003 and 2004, respectively. The amount of cash contributed to the plan for 2004 and 2005 were $0.6 million and $1.9 million, respectively.

        Deferred Compensation Plan—We have a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. The annual amount that can be deferred is subject to certain limitations, and a portion of the employee's contribution may be matched if the employee elected to defer the maximum amount permissible under the 401(k) plan and the Internal Revenue Code of 1986, as amended. The maximum annual match under the 401(k) plan is limited to an aggregate level of 4% of annual compensation. The matched portion of the Supplemental Savings Plan consists of "credits" which vest when awarded. Contributions that receive employer matching are required to be deferred until termination of employment, and any non-matched contributions may be deferred over a period selected by the employee. In addition, we may, at our discretion, make contributions to the Deferred Compensation Plan and the Supplemental Savings Plan for the benefit of any participant as supplemental compensation. The Deferred Compensation Plan and the Supplemental Savings Plan are unfunded plans, and the deferrals and matching credits will receive earnings based upon rates set by the Compensation Committee of our board of directors (the "Compensation Committee"), but in no event will these amounts earn less than 100% of the Moody's Corporate Bond Index Rate. In July 2004, our board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of common stock in us. The deferred stock units were converted into a notional right to receive a share of common stock in Holdco at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. We reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units will be paid out in shares of Holdco common stock rather than in cash. Additionally, these deferred stock units are entitled to accrue credits in the same amount as dividends paid to holders of Holdco's common stock. For the years ended December 31, 2004 and 2005, the Company's liability for deferred compensation was credited with $0.7 million and $0.8 million, respectively, in relation to these deferred stock units. As of December 31, 2004 and 2005, our liabilities for these two plans totalled $11.0 million and $13.7 million, respectively.

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

        Effective January 1, 2003, PanAmSat adopted the fair value recognition provision of SFAS 123, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS 148, as revised by SFAS 123(R). Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Year Ended December 31,
	2003	2004	2005
Net income (loss) as reported	$99,532	$(75,489)	$95,620
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,157	7,733	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,875)	(10,142)	—

Pro forma net income (loss)	$91,814	$(77,898)	$95,620

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

        On June 8, 2005, the Compensation Committee of our board of directors and that of Holdco approved a combined compensation program for non-employee directors. Costs of this compensation program are shared equally by us and Holdco. Non-employee directors are compensated $70,000 per annual term, $35,000 paid in cash, quarterly and as earned, and $35,000 paid in shares of Holdco's common stock, calculated using the closing price of its common stock on the day prior to the grant date.

        For the initial board term following the closing of the initial public offering of Holdco's common stock on March 22, 2005, the $35,000 in compensation paid in shares of its common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005.

        In addition to compensation for service on our board, Audit Committee members are paid $7,500 per term, Compensation Committee members $5,000 per term, the Chairman of the board $100,000 per term, the Audit Committee Chairman $20,000 per term, and the Compensation Committee Chairman $10,000 per term, each payable quarterly in cash and as earned.

        Common stock issued to non-employee directors as compensation is not transferable until vested. The common stock granted on June 8, 2005, will vest on March 22, 2006. Subsequent issuances of common stock will vest one year after issuance. In the event a non-employee director's term ends prior to the vesting date, the shares will vest on a pro-rata basis based on the number of days served.

        During the year ended December 31, 2005, we recorded expense of approximately $0.1 million related to the equity portion of this compensation plan.

16.    Facilities Restructuring and Severance Costs

        Our Facilities Restructuring and Severance Costs accrual includes our Teleport Consolidation Plan, Facilities Restructuring Plans and our 2003 and 2004 Severance Plans. Facilities restructuring and severance costs were $4.2 million, $6.2 million and $4.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Teleport Consolidation Plan

        In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan includes the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and in June 2004 we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004 and our Homestead teleport on June 3, 2005 (see below). During the years ended December 31, 2003, 2004 and 2005, we recorded charges of $4.2 million, $1.8 million and $2.5 million, respectively, related to this teleport consolidation plan, representing severance costs, costs to relocate equipment and losses on the sale and disposal of equipment.

        In addition to the fourth quarter 2004 gain on the sale of our Spring Creek teleport described below, this teleport consolidation plan resulted in approximately $6.0 million of costs from January 2003 through the end of 2004. These costs primarily consist of severance-related costs for which the employees will be required to perform future services. Severance-related costs associated with this consolidation plan include compensation and benefits, outplacement services and legal and consulting expenses related to the reduction in workforce of approximately 40 employees.

        On October 28, 2004, we completed the sale of our Spring Creek teleport for approximately $14.4 million, net of associated selling costs. As a result of the completion of this sale, we recorded a pre-tax gain on the disposal of land, buildings and equipment of approximately $11.1 million.

        In December 2004, we entered into an agreement to sell our Homestead teleport. As of December 31, 2004, the assets of the Homestead teleport have been reflected as "Assets Held for Sale" in our consolidated balance sheet. On June 3, 2005, we completed the sale of our Homestead teleport for approximately $3.2 million which approximated its net book value, net of associated selling costs.

        The Spring Creek and Homestead teleports were not significant to our consolidated operating results or financial position.

Facilities Restructuring Plans

        On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In 2003, we reduced previously recorded restructuring reserves of $1.4 million related to the signing of sublease agreements for amounts higher than originally estimated.

        In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As a result, we recorded a non-cash charge of $1.4 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach. Additionally, in the third quarter of 2004 we recorded a non-cash charge of approximately $2.3 million due to a reduction in future anticipated sublease income related to one of our idle facilities. We recorded a non-cash charge of approximately $0.5 million in 2005 in relation to increased future lease costs related to one of our idle facilities.

Severance Plans

        As part of our continuing effort to improve operational efficiencies, in October 2003 and October 2004 our management approved plans to reduce our workforce by approximately 45 employees and 25 employees, respectively. As a result, we recorded severance charges of approximately $1.4 million, $0.6 million and $1.1 million, in 2003, 2004 and 2005, respectively. These severance costs were primarily related to employee compensation, benefits and outplacement services.

        The following table summarizes the recorded accruals and activity related to these teleport consolidation, facilities restructuring and severance charges (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of December 31, 2002	$7.6	$—	$—	$7.6
2003 restructuring charges (credits)	(1.4)	4.2	1.4	4.2
Less: net cash payments in 2003	(1.6)	(2.4)	(0.7)	(4.7)

Balance as of December 31, 2003	4.6	1.8	0.7	7.1
Restructuring charges	3.7	1.8	0.6	6.1
Net cash payments	(2.0)	(3.3)	(0.8)	(6.1)

Balance as of December 31, 2004	6.3	0.3	0.5	7.1
Restructuring charges	0.5	2.5	1.1	4.1
Non-cash items	—	(2.5)	—	(2.5)
Net cash payments	(1.5)	(0.3)	(1.2)	(3.0)

Balance as of December 31, 2005	$5.3	$—	$0.4	$5.7

        We expect to pay the $0.4 million of liabilities related to our severance plans within the next year and we expect to pay the $5.3 million of liabilities related to our facilities restructuring plan over the next six years.

17.    Commitments and Contingencies

Satellite incentive obligations

        Satellite construction contracts typically require that we make progress payments during the period of the satellite's construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of December 31, 2005 we had $111.4 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards. (See Note 8 "Satellites and Other Property and Equipment-Net").

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

2006	$5,361
2007	4,806
2008	4,635
2009	4,299
2010	4,346
2011 and thereafter	3,895

$27,342

        Rental expenses under the operating leases were $5.9 million in 2003, $6.2 million in 2004 and $5.1 million in 2005.

Satellite Construction and Launch Commitments

        As of December 31, 2005, we had approximately $122.4 million of expenditures remaining under existing satellite construction contracts and $141.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite's launch. As of December 31, 2005, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

        In April 2004, we committed to construct a new satellite, Galaxy 16, and in February 2005, we entered into an agreement for the construction of Galaxy 18. These satellites, together with our Galaxy 17 satellite already under construction, will serve as replacements for Galaxy 4R, Galaxy 10R and Galaxy 11. On December 5, 2005, we signed a definitive agreement for the launch of our Galaxy 17 satellite. The construction program contemplates the availability of one of these satellites as an on-ground backup against launch failure or substantial delay of either of the other two satellites. Construction of Galaxy 18 began in 2005 and we plan to launch this satellite in the second quarter of 2007.

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

        On November 22, 2005, the manufacturer of Galaxy 16 and Galaxy 18 emerged from Chapter 11 bankruptcy. Both the Galaxy 16 and Galaxy 18 construction contracts had been executed during the bankruptcy and approved by the bankruptcy court. As a result of the manufacturer's emergence from Chapter 11 bankruptcy, and pursuant to the Galaxy 18 construction contract, on December 2, 2005 we paid to the manufacturer all amounts owed since the beginning of Galaxy 18's construction in April 2005. Our agreements for the construction of Galaxy 16 and Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of these satellites. We also have a security interest in the satellites under construction by this manufacturer. In June 2005, we entered into launch agreements for these two satellites. The $65.8 million previously paid to the launch provider for the launch of Galaxy 8-iR will be applied to the launch of our Galaxy 16 satellite.

        On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. During the year ended December 31, 2005, we received approximately $47.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $37.9 million was recorded within long-term deferred credits and other.

        On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11's Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

        On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite will be constructed over the next two years and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $160 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. Our investment in this joint venture is being accounted for using the equity method. As of December 31, 2005, we have recorded a liability of $80.0 million within our consolidated financial statements in relation to the future funding of this investment in Horizons-2.

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

        On August 31, 2004 we filed a proof of loss under the insurance policy for our Galaxy 10R satellite after the secondary XIPS on this satellite permanently failed. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75 million. On November 19, 2004 proceeds of approximately $69 million received through that date, along with cash on hand, were utilized to make a voluntary prepayment of approximately $137 million under our senior secured credit facilities. Approximately $124.5 million of this prepayment was applied to the Term Loan A Facility, while the remaining $12.5 million was applied to the Term Loan B Facility. We proportionately offset the proceeds from this insurance claim against the insured carrying value of the satellite and the net investment in sales-type leases and recorded a credit to cost of sales-type leases within our consolidated statement of operations of approximately $6.3 million related to an insured customer warranty obligation that had previously been charged to cost of sales upon the occurrence of the anomaly. Additionally, we recorded a credit to selling, general and administrative expenses within our consolidated statement of operations of approximately $2.9 million related to an insured sales-type lease on Galaxy 10R that that was partially written off as a result of the anomaly.

        As of December 31, 2005, we had in effect launch and in-orbit insurance policies covering six satellites in the aggregate amount of approximately $522.4 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $682.5 million. We had 19 uninsured satellites in orbit as of December 31, 2005 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; Galaxy 1R and Galaxy 3R which have been subsequently taken out of service (see below); SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.5 million. As of December 31, 2005, our Galaxy 9 and Galaxy 14 satellites served as in-orbit backups for the C-band portions of Galaxy 1R, Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 12, and Galaxy 13/Horizons 1. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $304.2 million as of December 31, 2005 (See Note 8 "Satellites and Other Property and Equipment—Net").

        On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11, Galaxy 13/Horizons 1, Galaxy 14 and Galaxy 15.

        Of the insured satellites, as of December 31, 2005, one was covered by policies with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have available redundant XIPS as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.9 years as of December 31, 2005.

        At December 31, 2005, the uninsured satellites and the satellites insured by Significant Exclusion Policies had a total net book value and other insurable costs of approximately $926.7 million. Of this amount, $836.0 million related to uninsured satellites and $90.7 million related to satellites insured by Significant Exclusion Policies.

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

Customer and Vendor Obligations

        We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2005, we have commitments under these customer and vendor contracts which aggregated approximately $149.6 million related to the provision of equipment, services and other support.

        In July 2005, PanAmSat entered into a series of contracts, one of which obligates PanAmSat to guarantee the performance of one of its customers serving as the general contractor for an unrelated third party under a Contractor's Bond in the amount of approximately $8.8 million. PanAmSat believes that if the customer defaults on its obligations to the unrelated third party, PanAmSat will take the place of the customer as the General Contractor on the overall project. Accordingly, PanAmSat has recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of its obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other" ("FIN 45"). PanAmSat has also determined that it has no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" because the likelihood that the Company will be required to perform under the agreements is remote.

        At the completion of the project, which is expected to occur within the next year, PanAmSat will be relieved from its non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage the overall project has been completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of December 31, 2005, the balances of the liability and the related deferred charge were both approximately $0.6 million.

Change-in-control obligations

        Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive's employment (as defined in such agreements) within three years after a change in control. The requisite changes of control required under these agreements have occurred and these agreements will apply if an involuntary termination of an executive occurs during the periods specified by the agreements. Based upon current compensation levels, if all of these executives receive the termination related benefits as specified by their respective agreements, the aggregate cost to us would be up to approximately $13.0 million (net of tax benefits of approximately $7.5 million).

        In connection with Holdco's pending Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. As of March 2006, retention bonuses totaling approximately $9.6 million have been designated for employees. The 2005 Severance Pay Plan, adopted in connection with the pending Intelsat Merger, allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). We are currently unable to estimate the amount of future severance to be paid pursuant to the 2005 Severance Pay Plan which would result from a change in control upon the closing of the Intelsat Merger.

        As more fully described in Note 15 "Retirement and Incentive Plans", we and Holdco granted stock options to certain employees subsequent to the Recapitalization. The options granted by us were assumed by Holdco in October 2004. In addition, certain employees also acquired common stock of Holdco. The vesting of the stock options accelerates in the event of certain changes in control of Holdco. Pursuant to contractual obligations, we could be obligated to make payments for vested options and to repurchase shares held by certain employees in the event of the death or qualifying disability of any such employee. In all other circumstances, we have the right, but not the obligation, to call the common stock held by employees and, therefore, no contingent obligation would exist for us.

        Upon the consummation of Holdco's pending Intelsat Merger, based upon the $25 per share Intelsat Merger consideration, assuming the acceleration of all outstanding options and other equity based arrangements and their conversion into a right to receive cash, each as required by the Intelsat Merger Agreement, and assuming that the holders of such equity based arrangements receive the amounts described in the Intelsat Merger Agreement, Holdco will be required to recognize an expense of between $100 million and $110 million, of which approximately $4 million will be recognized by us.

        We estimate that the maximum tax costs related to these obligations, including reimbursement of employee excise taxes and lost income tax deductions, would be approximately $40 million for Holdco, of which approximately $1.5 million would be incurred by us.

        Consummation of the Intelsat Merger remains subject to various conditions, including satisfaction of the HSR waiting period, receipt of Federal Communications Commission approvals, receipt of financing and other conditions. If the conditions to the Intelsat Merger are satisfied or waived (to the extent permitted by applicable law), Holdco expects to consummate the Intelsat Merger in the second or third quarter of 2006. There can be no assurance that the receipt of all required regulatory approvals and satisfaction of the required conditions will be obtained on a timely basis, or at all. As a result, no liability has been recorded regarding the change-in-control provisions of the Intelsat Merger Agreement indicated above.

Foreign Withholding Taxes

        We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2003 is approximately $56.3 million. We are contesting the imposition of such taxes. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $49.2 million. As of December 31, 2005, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first

$75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions" above).

Other

        Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

        We currently have outstanding letters of credit totaling $49.1 million which primarily relates to the India tax issue noted above.

        We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

18.    Operating Segments

        Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We have organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments are:

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

        The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15% and 11%, respectively, of our total revenue in 2004 and approximately 16% and 12%, respectively of our total revenue in 2005.

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

        Selected information for our operating segments is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Revenues:
FSS	$775,009	$762,892	$799,581
G2	74,550	85,864	87,553
Eliminations	(18,548)	(21,686)	(26,131)

Total Revenues	$831,011	$827,070	$861,003

Depreciation and Amortization Expense:
FSS	$312,105	$293,420	$275,661
G2	728	1,402	1,264

Total Depreciation and Amortization Expense	$312,833	$294,822	$276,925

Income from Operations:
FSS	$269,573	$8,523	$343,256
G2	8,601	11,452	15,852

Total Income from Operations	$278,174	$19,975	$359,108

Segment EBITDA
FSS	$623,718	$612,089	$655,583

G2	$9,329	$12,854	$17,692

Capital Expenditures:
FSS	$103,205	$177,077	$205,490
G2	—	53	2,355

Total Capital Expenditures	$103,205	$177,130	$207,845

	December 31,
	2004	2005
Assets:
FSS	$4,736,428	$4,808,402
G2	39,531	44,933
Eliminations	(11,464)	(25,254)

Total Assets	$4,764,495	$4,828,081

        The following table sets forth a reconciliation of Income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$269,573	$8,523	$343,256
Depreciation and amortization	312,105	293,420	275,661

EBITDA	581,678	301,943	618,917
Adjustment of sales-type leases to operating leases(a)	22,858	25,771	26,487
Loss on termination of sales-type leases(b)	—	—	2,307
Effect of Galaxy 10R XIPS anomaly(c)	—	9,090	—
Satellite impairment(d)	—	99,946	—
Gain on satellite insurance claims(e)	—	(9,090)	—
Restructuring charges(f)	4,227	6,192	3,818
Reserves for long-term receivables and sales-type lease adjustments(g)	(632)	24,419	(4,303)
Reversal of allowance for customer credits(h)	8,100	7,200	—
Investments(i)	1,800	—	—
Transaction-related costs(j)	—	155,131	11,900
Gain on sale of teleport(k)	—	(11,113)	—
Gain on undesignated interest rate swap(l)	—	—	(6,611)
Other items(m)	5,687	2,600	3,068

Segment EBITDA	$623,718	$612,089	$655,583

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$8,601	$11,452	$15,852
Depreciation and amortization	728	1,402	1,264

EBITDA	9,329	12,854	17,116
Restructuring charges(f)	—	—	476
Other items(n)	—	—	100

Segment EBITDA	$9,329	$12,854	$17,692

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

(b)
For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer's sales-type lease agreements to operating leases recorded in the first quarter 2005. The loss includes the write-off of the related sales-type lease receivable less the cost of the transponder recorded on our books as satellites upon the termination. (See Note 7 "Operating Leases and Net Investment In Sales-type Leases").

(c)
For fiscal 2004, amount represents certain non-cash charges resulting from the August 2004 XIPS anomaly on Galaxy 10R recorded during the third quarter of 2004.

(d)
For fiscal 2004, satellite impairment represents the pre-tax impairment charge related to the anomalies experienced by our PAS-6 satellite during the first quarter of 2004, which resulted in this satellite being de-orbited on April 2, 2004. (See Note 9 "Satellite Technology").

(e)
For fiscal 2004, gain on satellite insurance claims represents the gain recorded for the Galaxy 10R insurance proceeds. (See Note 9 "Satellite Technology").

(f)
For all periods presented, restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 16 "Facilities Restructuring and Severance Costs").

(g)
For all periods presented, reserves for long-term receivables and sales-type lease adjustments represent the amount of customer-related long-term receivables that were evaluated as uncollectible and were partially or fully reserved for during the period. The fiscal 2003 amount represents the receipt of customer payments related to balances previously reserved for, as well as reductions in the reserves for sales-type leases due to our belief that certain customers had improved their credit outlook. These 2003 reserve reductions and collections were partially offset by amounts reserved for in 2003. For fiscal 2004, the adjustment represents the write-off of the long-term receivable balances due from a customer of $28.1 million, partially offset by the reversal of reserves established in relation to our sales-type leases during this period. For fiscal 2005, the amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that are no longer insured. During 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets are no longer insured.

(h)
For fiscal 2003 and 2004, we recorded an allowance for customer credits related to receivables from a customer affiliated with The News Corporation, as collectibility was not reasonably assured. (See Note 4 "PanAmSat Merger, Subsequent Sale and Related Transactions"). The adjustments represent the amount of revenues that would have been recognized had the allowance for customer credits not been recorded.

(i)
For fiscal 2003, we wrote down an investment that is accounted for using the cost method to reflect our assessment of its current market value.

(j)
For fiscal 2004, amounts represent the costs incurred in relation to the Recapitalization. These costs consisted of $138.4 million related to our debt tender offers, $9.5 million resulting from the cashing out of restricted stock units and stock options, $5.0 million of transaction related bonuses paid to certain of our executives, and $2.2 million relating to the proxy solicitation and other costs. For fiscal 2005, amount represents (i) $10.0 million paid to the Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us and (ii) non-capitalizable third party costs. The $10.0 million termination fee paid to the sponsors on March 22, 2005 is included in Sponsor management fees and the remainder of the costs of approximately $1.9 million are included in Selling, general and administrative expenses within our 2005 Statement of Operations.

(k)
For fiscal 2004, amount represents an $11.1 million gain recorded during the fourth quarter of 2004 in relation to the sale of our Spring Creek Teleport. (See Note 16 "Facilities Restructuring and Severance Costs").

(l)
For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting treatment under Generally Accepted Accounting Standards. See Note 11 "Interest Rate Swap Agreements".

(m)
For fiscal 2003, other items consist of (i) $2.2 million of management retention bonuses, (ii) $1.8 million of non-cash stock compensation expense, (iii) $1.6 million of transaction costs related to acquisitions not consummated and (iv) $1.5 million of loss on disposal of assets, offset by $1.4 million of gain related to the termination of the Galaxy 8-iR construction contract. For fiscal 2004, other items consist of (i) $2.6 million of non-cash stock compensation expense (ii) $0.7 million of expenses for management advisory services from the Sponsors, (iii) $0.2 million loss on disposal of assets and (iv) $0.3 million of transaction costs related to acquisitions not consummated and (v) $0.1 million loss from an investment accounted for by the equity method partially offset by (x) $1.3 million of non-cash reserve adjustments. For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Sponsors and reimbursed expenses which were paid to the Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $0.8 million of non-cash stock compensation expense, and (iv) $1.1 million of acquisition costs, partially offset by $0.2 million of gains from an investment accounted for by the equity method.

(n)
For fiscal 2005, amount represents $0.1 million of non-cash reserve adjustments.

19.    Quarterly Financial Information—Unaudited

        Summary financial information on a quarterly basis for us in 2004 and 2005 follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$205,430	$206,825	$207,095	$207,720
Income (loss) from operations	(28,923)	44,517	(86,224)	90,605
Net income (loss)	(31,929)	10,666	(76,655)	22,429
	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$208,808	$213,852	$209,118	$229,225
Income from operations	72,494	75,628	110,074	100,912
Net income (loss)	6,633	(18,876)	51,469	56,394

20.    Condensed Consolidating Financial Information

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

        The following condensed consolidating financial information presents the results of operations and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and December 31, 2005 and for the years ended December 31, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$756,073	$90,836	$715,627	$(751,412)	$811,124
Outright sales and sales-type leases	15,946	—	—	—	15,946

Total revenues	772,019	90,836	715,627	(751,412)	827,070

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Depreciation and amortization	38,197	1,866	254,759	—	294,822
Direct operating costs (exclusive of depreciation and amortization)	672,472	71,941	164,353	(751,412)	157,354
Selling, general and administrative expenses	8,284	6,827	95,787	—	110,898
Sponsor management fees	731	—	—	—	731
Facilities restructuring and severance costs	6,089	103	—	—	6,192
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Satellite impairment loss	—	—	99,946	—	99,946
Transaction-related costs	155,131	—	—	—	155,131

Total operating costs and expenses	862,925	80,737	614,845	(751,412)	807,095

INCOME (LOSS) FROM OPERATIONS	(90,906)	10,099	100,782	—	19,975
INTEREST EXPENSE—Net	158,849	(255)	28,160	—	186,754

INCOME (LOSS) BEFORE INCOME TAXES	(249,755)	10,354	72,622	—	(166,779)
INCOME TAX EXPENSE (BENEFIT)	(140,828)	4,117	45,421	—	(91,290)

NET INCOME (LOSS)	$(108,927)	$6,237	$27,201	$—	$(75,489)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$822,791	$92,643	$832,407	$(900,692)	$847,149
Outright sales and sales-type leases	13,854	—	—	—	13,854

Total revenues	836,645	92,643	832,407	(900,692)	861,003
OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	30,895	1,974	244,056	—	276,925
Direct operating costs (exclusive of depreciation and amortization)	861,414	68,917	114,231	(900,692)	143,870
Selling, general and administrative expenses	64,340	5,278	5,351	—	74,969
Sponsor management fees	10,444	—	—	—	10,444
Facilities restructuring and severance costs	3,818	476	—	—	4,294
Loss on termination of sales-type leases	2,307	—	—	—	2,307
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)

Total operating costs and expenses	962,304	76,645	363,638	(900,692)	501,895

INCOME (LOSS) FROM OPERATIONS	(125,659)	15,998	468,769	—	359,108
INTEREST EXPENSE—Net	186,070	(62)	75,375	—	261,383

INCOME (LOSS) BEFORE INCOME TAXES	(311,729)	16,060	393,394	—	97,725
INCOME TAX EXPENSE (BENEFIT)	(144,860)	5,959	141,006	—	2,105

NET INCOME (LOSS)	$(166,869)	$10,101	$252,388	$—	$95,620

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

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	40,305	23,226	2,887	—	66,418
Net investment in sales-type leases	12,260	—	—	—	12,260
Prepaid expenses and other (principally prepaid insurance)	123,114	156	642	(103,769)	20,143
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	313,571	23,382	8,293	(103,769)	241,477
SATELLITES AND OTHER PROPERTY AND EQUIPMENT — Net	494,299	4,774	1,450,487	—	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	64,913	—	—	—	64,913
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS — Net	1,163,510	1,824	2,666	(840,000)	328,000
INVESTMENT IN AFFILIATES	865,221	—	—	(865,221)	—
DUE FROM AFFILIATES	(15,803)	24,023	859,078	(867,298)	—

TOTAL ASSETS	$5,124,387	$59,458	$2,320,524	$(2,676,288)	$4,828,081

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	13,240	—	—	—	13,240
Accrued interest payable	37,103	—	103,769	(103,769)	37,103
Due to Affiliates	50,233	—	—	—	50,233
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	15,265	104,778	(103,769)	226,951

LONG-TERM DEBT	2,915,400	—	840,000	(840,000)	2,915,400
DEFERRED INCOME TAXES	24,550	—	(238)	—	24,312
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	130,973	519	217,396	—	348,888
DUE TO AFFILIATES	859,078	8,220	—	(867,298)	—

TOTAL LIABILITIES	4,140,678	24,004	1,161,936	(1,811,067)	3,515,551

COMMITMENTS AND CONTINGENCIES STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	10,069	855,152	(865,221)	803,545
Retained earnings	180,261	28,803	303,436	—	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder's equity	—	(3,418)	—	—	(3,418)

Total stockholder's equity	983,709	35,454	1,158,588	(865,221)	1,312,530

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,124,387	$59,458	$2,320,524	$(2,676,288)	$4,828,081

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,927)	$6,237	$27,201	$—	$(75,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,197	1,866	254,759	—	294,822
Deferred income taxes	(142,918)	—	44,960	—	(97,958)
Amortization of debt issuance costs and other deferred charges	14,079	—	—	—	14,079
Provision for uncollectible receivables	31,226	—	—	—	31,226
Loss on early extinguishment of debt	25,751	—	—	—	25,751
Facilities restructuring and severance costs	6,093	—	—	—	6,093
Reversal of sales-type lease liabilities	(3,727)	—	—	—	(3,727)
Satellite impairment loss	—	—	99,946	—	99,946
Effect of Galaxy 10R XIPS anomaly	9,090	—	—	—	9,090
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on disposal of fixed assets	(1,332)	—	—	—	(1,332)
Other non-cash items	(4,065)	15	1,483	—	(2,567)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	25,770	—	—	—	25,770
Operating leases and other receivables	(28,205)	3,336	(2,539)	28,168	760
Prepaid expenses and other assets	(835,640)	(4,639)	171	840,000	(108)
Due from affiliates	10,993	(292)	(3,000)	(7,701)	—
Accounts payable and accrued liabilities	(18,528)	1,046	28,589	(28,168)	(17,061)
Due to affiliates	444,228	(7,701)	(444,228)	7,701	—
Deferred gains and revenues	3,807	375	—	—	4,182

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(554,311)	243	7,342	840,000	293,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(177,080)	(50)	(1,557,956)	1,557,956	(177,130)
Net sales (purchases) of short-term investments	374,097	—	—	—	374,097
Insurance proceeds from satellite recoveries	362,230	—	—	—	362,230
Proceeds from sale of teleport	14,370	—	—	—	14,370
Proceeds from satellite manufacturer	1,264	—	—	—	1,264
Investments in affiliates	(717,956)	—	—	717,956	—
Sale of fixed assets	1,557,956	—	—	(1,557,956)	—
Acquisitions, net of cash acquired	—	(535)	(14)	—	(549)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,414,881	(585)	(1,557,970)	717,956	574,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	3,512,615	—	840,000	(840,000)	3,512,615
Repayments of long-term debt	(1,604,615)	—	—	—	(1,604,615)
Capitalized transaction and debt issuance costs	(151,114)	—	—	—	(151,114)
New incentive obligations	20,824	—	—	—	20,824
Repayments of incentive obligations	(12,645)	—	—	—	(12,645)
Repurchase of common stock	(2,783,799)	—	—	—	(2,783,799)
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,566	—	717,956	(717,956)	3,566

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,005,968)	—	1,557,956	(1,557,956)	(1,005,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	932	—	—	—	932

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,466)	(342)	7,328	—	(137,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,897	$—	$8,710	$—	$38,607

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(166,869)	$10,101	$252,388	$—	$95,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,895	1,974	244,056	—	276,925
Deferred income taxes	(142,383)	(67)	139,128	—	(3,322)
Amortization of debt issuance costs and other deferred charges	19,565	—	—	—	19,565
Provision for uncollectible receivables	(2,724)	—	—	—	(2,724)
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Loss on termination of sales-type leases	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,818	476	—	—	4,294
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)
Other non-cash items	15,335	555	(17,809)		(1,919)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	26,497	—	—	—	26,497
Operating leases and other receivables	(76,619)	3,460	(322)	75,600	2,119
Prepaid expenses and other assets	(3,987)	6,894	(720)	—	2,187
Due from affiliates	(54,550)	(927)	71,154	(16,728)	(1,051)
Accounts payable and accrued liabilities	(14,434)	(2,037)	74,349	(75,600)	(17,722)
Due to affiliates	697,566	(16,728)	(697,566)	16,728	—
Deferred gains and revenues	(684)	(1,420)	—	—	(2,104)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	346,980	2,281	64,658	—	413,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(205,564)	(2,281)	—	—	(207,845)
Investments in affiliates	—	—	—	—	—
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions/divestitures, net of cash acquired/paid	26,093	—	(68,604)	—	(42,511)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(176,310)	(2,281)	(68,604)	—	(247,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(676,000)	—	—	—	(676,000)
Dividends to stockholder	(101,792)	—	—	—	(101,792)
Capital contribution by parent	658,350	—	—	—	658,350
Capitalized debt issuance costs	(598)	—	—	—	(598)
New incentive obligations	4,662	—	—	—	4,662
Repayments of incentive obligations	(12,429)	—	—	—	(12,429)
Funding of capital expenditures by customer	47,375	—	—	—	47,375
Other equity related transactions	—	—	—	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(80,432)	—	—	—	(80,432)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,046	—	—	—	1,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	91,284	—	(3,946)	—	87,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,181	$—	$4,764	$—	$125,945

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

        The following condensed consolidating financial information presents the results of operations, financial position and cash flows of PanAmSat Corporation, the Guarantor Subsidiaries (including our recently formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2004 and December 31, 2005 and for the years ended December 31, 2003, 2004 and 2005. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

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

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$756,073	$785,256	$21,207	$(751,412)	$811,124
Outright sales and sales-type leases	15,946	—	—	—	15,946

Total revenues	772,019	785,256	21,207	(751,412)	827,070

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Depreciation and amortization	38,197	256,277	348	—	294,822
Direct operating costs (exclusive of depreciation and amortization)	672,472	233,706	2,588	(751,412)	157,354
Selling, general and administrative expenses	8,284	95,256	7,358	—	110,898
Sponsor management fees	731	—	—	—	731
Facilities restructuring and severance costs	6,089	103	—	—	6,192
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Satellite impairment loss	—	99,946	—	—	99,946
Transaction-related costs	155,131	—	—	—	155,131

Total operating costs and expenses	862,925	685,288	10,294	(751,412)	807,095

INCOME (LOSS) FROM OPERATIONS	(90,906)	99,968	10,913	—	19,975
INTEREST EXPENSE—Net	158,849	27,913	(8)	—	186,754

INCOME (LOSS) BEFORE INCOME TAXES	(249,755)	72,055	10,921	—	(166,779)
INCOME TAX EXPENSE (BENEFIT)	(140,828)	49,076	462	—	(91,290)

NET INCOME (LOSS)	$(108,927)	$22,979	$10,459	$—	$(75,489)

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$822,791	$902,104	$22,946	$(900,692)	$847,149
Outright sales and sales-type leases	13,854	—	—	—	13,854

Total revenues	836,645	902,104	22,946	(900,692)	861,003

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	30,895	243,410	2,620	—	276,925
Direct operating costs (exclusive of depreciation and amortization)	861,414	180,812	2,336	(900,692)	143,870
Selling, general and administrative expenses	64,340	5,278	5,351	—	74,969
Sponsor management fees	10,444	—	—	—	10,444
Facilities restructuring and severance costs	3,818	476	—	—	4,294
Loss on termination of sales-type leases	2,307	—	—	—	2,307
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)

Total operating costs and expenses	962,304	429,976	10,307	(900,692)	501,895

INCOME (LOSS) FROM OPERATIONS	(125,659)	472,128	12,639	—	359,108
INTEREST EXPENSE—Net	186,070	75,538	(225)	—	261,383

INCOME (LOSS) BEFORE INCOME TAXES	(311,729)	396,590	12,864	—	97,725
INCOME TAX EXPENSE (BENEFIT)	(144,860)	144,852	2,113	—	2,105

NET INCOME (LOSS)	$(166,869)	$251,738	$10,751	$—	$95,620

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,897	$—	$8,710	$—	$38,607
Accounts receivable — net	38,807	26,686	3,887	—	69,380
Net investment in sales-type leases	24,776	—	—	—	24,776
Prepaid expenses and other (principally prepaid insurance)	47,075	6,949	105	(28,168)	25,961
Deferred income taxes	7,817	—	—	—	7,817
Assets held for sale	3,300	—	—	—	3,300

Total current assets	151,672	33,635	12,702	(28,168)	169,841
SATELLITES AND OTHER PROPERTY AND EQUIPMENT — Net	533,141	1,421,834	689	—	1,955,664
NET INVESTMENT IN SALES-TYPE LEASES	74,990	—	—	—	74,990
GOODWILL	2,237,107	7,024	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS — Net	1,157,120	1,322	1,427	(840,000)	319,869
INVESTMENT IN AFFILIATES	1,815,112	—	—	(1,815,112)	—
DUE FROM AFFILIATES	1,375	2,081,653	7,958	(2,090,986)	—

TOTAL ASSETS	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,784	$10,814	$1,893	$—	$68,491
Current portion of long-term debt	4,100	—	—	—	4,100
Current portion of satellite incentives	13,148	—	—	—	13,148
Accrued interest payable	45,589	28,168	—	(28,168)	45,589
Deferred gains and revenues	18,953	7,665	—	—	26,618

Total current liabilities	137,574	46,647	1,893	(28,168)	157,946

LONG-TERM DEBT	3,603,900	840,000	—	(840,000)	3,603,900
DEFERRED INCOME TAXES	33,723	67	—	—	33,790
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	(4,019)	274,794	325	—	271,100
DUE TO AFFILIATES	2,081,700	9,286	—	(2,090,986)	—

TOTAL LIABILITIES	5,852,878	1,170,794	2,218	(2,959,154)	4,066,736

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	129,817	1,816,126	(1,012)	(1,815,112)	129,819
Retained earnings	(13,400)	561,966	21,570	—	570,136
Accumulated other comprehensive loss	1,222	—	—	—	1,222
Other stockholder's equity	—	(3,418)	—	—	(3,418)

Total stockholder's equity	117,639	2,374,674	20,558	(1,815,112)	697,759

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,970,517	$3,545,468	$22,776	$(4,774,266)	$4,764,495

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2005
(IN THOUSANDS, EXCEPT SHARE DATA)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	40,305	23,226	2,887	—	66,418
Net investment in sales-type leases	12,260	—	—	—	12,260
Prepaid expenses and other (principally prepaid insurance)	123,114	156	642	(103,769)	20,143
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	313,571	23,382	8,293	(103,769)	241,477
SATELLITES AND OTHER PROPERTY AND EQUIPMENT — Net	494,299	1,388,587	66,674	—	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	64,913	—	—	—	64,913
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS — Net	1,163,510	1,824	2,666	(840,000)	328,000
INVESTMENT IN AFFILIATES	865,221	—	—	(865,221)	—
DUE FROM AFFILIATES	(15,803)	946,284	(63,183)	(867,298)	—

TOTAL ASSETS	$5,124,387	$2,365,532	$14,450	$(2,676,288)	$4,828,081

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	13,240	—	—	—	13,240
Accrued interest payable	37,103	103,769	—	(103,769)	37,103
Due to affiliates	50,233	—	—	—	50,233
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	119,034	1,009	(103,769)	226,951

LONG-TERM DEBT	2,915,400	840,000	—	(840,000)	2,915,400
DEFERRED INCOME TAXES	24,550	—	(238)	—	24,312
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	130,973	217,583	332	—	348,888
DUE TO AFFILIATES	859,078	8,220	—	(867,298)	—

TOTAL LIABILITIES	4,140,678	1,184,837	1,103	(1,811,067)	3,515,551

COMMITMENTS AND CONTINGENCIES STOCKHOLDER'S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	866,047	(826)	(865,221)	803,545
Retained earnings	180,261	318,066	14,173	—	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder's equity	—	(3,418)	—	—	(3,418)

Total stockholder's equity	983,709	1,180,695	13,347	(865,221)	1,312,530

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,124,387	$2,365,532	$14,450	$(2,676,288)	$4,828,081

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(97,222)	$196,754	$—	$99,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,361	265,472	—	312,833
Deferred income taxes	(54,485)	69,207	—	14,722
Amortization of debt issuance costs and other deferred charges	9,731	—	—	9,731
Provision for uncollectible receivables	(1,632)	—	—	(1,632)
Loss on early extinguishment of debt	10,663	—	—	10,663
Facilities restructuring and severance costs	4,227	—	—	4,227
Other non-cash items	2,756	—	—	2,756
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	22,858	—	—	22,858
Operating leases and other receivables	(19,949)	—	—	(19,949)
Prepaid expenses and other assets	21,946	—	—	21,946
Accounts payable and accrued liabilities	(12,342)	—	—	(12,342)
Due to affiliates	531,433	(531,433)	—	—
Deferred gains and revenues	7,159	—	—	7,159

NET CASH PROVIDED BY OPERATING ACTIVITIES	472,504	—	—	472,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,205)	(120,586)	120,586	(103,205)
Net sales (purchases) of short-term investment	21,318	—	—	21,318
Insurance proceeds from satellite recoveries	27,699	74,950	—	102,649
Proceeds from satellite manufacturer	69,500	—	—	69,500
Investments in affiliates	(45,636)	—	45,636	—
Sale of fixed assets	120,586	—	(120,586)	—
Acquisitions, net of cash acquired	(20,151)	—	—	(20,151)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	70,111	(45,636)	45,636	70,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(850,000)	—	—	(850,000)
Debt issuance costs	(1,456)	—	—	(1,456)
New incentive obligations	5,642	—	—	5,642
Repayments of incentive obligations	(11,781)	—	—	(11,781)
Other equity related transactions	2,328	45,636	(45,636)	2,328

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(855,267)	45,636	(45,636)	(855,267)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	—	—	374

NET DECREASE IN CASH AND CASH EQUIVALENTS	(312,278)	—	—	(312,278)
CASH AND CASH EQUIVALENTS, beginning of period	488,365	—	—	488,365

CASH AND CASH EQUIVALENTS, end of period	$176,087	$—	$—	$176,087

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,927)	$22,979	$10,459	$—	$(75,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,197	256,277	348	—	294,822
Deferred income taxes	(142,918)	44,960	—	—	(97,958)
Amortization of debt issuance costs and other deferred charges	14,079	—	—	—	14,079
Provision for uncollectible receivables	31,226	—	—	—	31,226
Loss on early extinguishment of debt	25,751	—	—	—	25,751
Facilities restructuring and severance costs	6,093	—	—	—	6,093
Reversal of sales-type lease liabilities	(3,727)	—	—	—	(3,727)
Satellite impairment loss	—	99,946	—	—	99,946
Effect of Galaxy 10R XIPS anomaly	9,090	—	—	—	9,090
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on disposal of fixed assets	(1,332)	—	—	—	(1,332)
Other non-cash items	(4,065)	15	1,483	—	(2,567)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	25,770	—	—	—	25,770
Operating leases and other receivables	(28,205)	3,336	(2,539)	28,168	760
Prepaid expenses and other assets	(835,640)	(4,639)	171	840,000	(108)
Due from affiliates	10,993	(292)	(3,000)	(7,701)	—
Accounts payable and accrued liabilities	(18,528)	29,215	420	(28,168)	(17,061)
Due to affiliates	444,228	(451,929)	—	7,701	—
Deferred gains and revenues	3,807	375	—	—	4,182

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(554,311)	243	7,342	840,000	293,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(177,080)	(1,558,006)	—	1,557,956	(177,130)
Net sales (purchases) of short-term investments	374,097	—	—	—	374,097
Insurance proceeds from satellite recoveries	362,230	—	—	—	362,230
Proceeds from sale of teleport	14,370	—	—	—	14,370
Proceeds from satellite manufacturer	1,264	—	—	—	1,264
Investments in affiliates	(717,956)	—	—	717,956	—
Sale of fixed assets	1,557,956	—	—	(1,557,956)	—
Acquisitions, net of cash acquired	—	(535)	(14)	—	(549)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,414,881	(1,558,541)	(14)	717,956	574,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	3,512,615	840,000	—	(840,000)	3,512,615
Repayments of long-term debt	(1,604,615)	—	—	—	(1,604,615)
Capitalized transaction and debt issuance costs	(151,114)	—	—	—	(151,114)
New incentive obligations	20,824	—	—	—	20,824
Repayments of incentive obligations	(12,645)	—	—	—	(12,645)
Repurchase of common stock	(2,783,799)	—	—	—	(2,783,799)
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,566	717,956	—	(717,956)	3,566

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,005,968)	1,557,956	—	(1,557,956)	(1,005,968)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	932	—	—	—	932

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(144,466)	(342)	7,328	—	(137,480)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,363	342	1,382	—	176,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,897	$—	$8,710	$—	$38,607

PANAMSAT CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	PanAmSat Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(166,869)	$251,738	$10,751	$—	$95,620
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,895	243,410	2,620	—	276,925
Deferred income taxes	(142,383)	138,826	235	—	(3,322)
Amortization of debt issuance costs and other deferred charges	19,565	—	—	—	19,565
Provision for uncollectible receivables	(2,724)	—	—	—	(2,724)
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Loss on termination of sales-type leases	2,307	—	—	—	2,307
Facilities restructuring and severance costs	3,818	476	—	—	4,294
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)
Other non-cash items	15,335	555	(17,809)		(1,919)
Changes in assets and liabilities, net of acquired assets and liabilities:
Collections on investments in sales-type leases	26,497	—	—	—	26,497
Operating leases and other receivables	(76,619)	3,460	(322)	75,600	2,119
Prepaid expenses and other assets	(3,987)	6,894	(720)	—	2,187
Due from affiliates	(54,550)	(927)	71,154	(16,728)	(1,051)
Accounts payable and accrued liabilities	(14,434)	73,563	(1,251)	(75,600)	(17,722)
Due to affiliates	697,566	(714,294)	—	16,728	—
Deferred gains and revenues	(684)	(1,420)	—	—	(2,104)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	346,980	2,281	64,658	—	413,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(205,564)	(2,281)	—	—	(207,845)
Investments in affiliates	—	—	—	—	—
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions/divestitures, net of cash acquired/paid	26,093	—	(68,604)	—	(42,511)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(176,310)	(2,281)	(68,604)	—	(247,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(676,000)	—	—	—	(676,000)
Dividends to stockholder	(101,792)	—	—	—	(101,792)
Capital contribution by parent	658,350	—	—	—	658,350
Capitalized debt issuance costs	(598)	—	—	—	(598)
New incentive obligations	4,662	—	—	—	4,662
Repayments of incentive obligations	(12,429)	—	—	—	(12,429)
Funding of capital expenditures by customer	47,375	—	—	—	47,375
Other equity related transactions	—	—	—	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(80,432)	—	—	—	(80,432)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,046	—	—	—	1,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	91,284	—	(3,946)	—	87,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,181	$—	$4,764	$—	$125,945

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        Not Applicable.

Item 11.    Executive Compensation

        Not Applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Not Applicable.

Item 13.    Certain Relationships and Related Transactions

        Not Applicable.

Item 14.    Principal Accounting Fees and Services

        Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2005 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates are as follows (in thousands):

	Fiscal Year
	2004	2005
Audit Fees(1)	$996	$882
Audit-Related Fees(2)	3,385	159

Total Audit and Audit-Related Fees	4,381	1,041
Tax Fees(3)	1,042	1,240
All Other Fees	5	49

Total Fees	$5,428	$2,330

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

(3)
Relates to fees and expenses from tax related services including tax return preparation and review, federal, state & local compliance and tax compliance and consultations related to tax strategies and planning.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (A)
  1. FINANCIAL STATEMENTS

          See Index to Financial Statements on page 98.

    2.
    Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2004 and 2005.

  (B)
  EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc., incorporated herein by reference to Exhibit 99(D)(1) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004.
2.2
Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation, incorporated herein by reference to Exhibit 99(D)(3) of PanAmSat Corporation's amended transaction report on Schedule 13E-3/A filed on August 12, 2004.
2.3
Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc., incorporated herein by reference to Exhibit 2.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
2.4
Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 2.1 of PanAmSat Holding Corporation's Current Report on Form 8-K filed on August 29, 2005.
2.5
Voting Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation, PanAmSat Holding Corporation and the stockholders of PanAmSat Holding Corporation named therein, incorporated herein by reference to Exhibit 99.1 of PanAmSat Holding Corporation's Current Report on Form 8-K for the period filed on August 29, 2005.
3.1
Amended and Restated Certificate of Incorporation of PanAmSat Holding Corporation, incorporated by reference to Exhibit 3.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 1, 2005, registration number 333-121463.
3.2
By-Laws of PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 3.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
4.1
Form of Second Amended and Restated Stockholders Agreement of PanAmSat Holding Corporation, dated as of August 20, 2004 and amended and restated as of October 14, 2004 and March •, 2005, among PanAmSat Holding Corporation, PanAmSat Corporation, Constellation, LLC, Carlyle PanAmSat I, LLC, Carlyle PanAmSat II, LLC, PEP PAS, LLC, PEOP PAS, LLC, Carlyle Partners III-Telecommunications, L.P., Providence Equity Partners IV, L.P. and KKR Millennium Fund L.P., incorporated herein by reference to Exhibit 4.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.

4.2
Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.1 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.1
Form of Credit Agreement, dated as of August 20, 2004, as amended and restated among PanAmSat Corporation, the lending institutions from time to time parties thereto Citicorp USA, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arranger, Joint Bookrunner and Documentation Agent, incorporated herein by reference to Exhibit 10.1 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on February 7, 2005, registration number 333-121463.
10.2
Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and Its Subsidiaries approved by the stockholders of PanAmSat Holding Corporation on March 14, 2004, incorporated herein by reference to Exhibit 10.2 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.3
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and James B. Frownfelter, incorporated herein by reference to Exhibit 10.3 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.4
Employment Agreement, dated as of August 20, 2004, by and between PanAmSat Corporation and Joseph R. Wright, Jr., incorporated herein by reference to Exhibit 10.4 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.5	Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10.83 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
10.6
Form of Amended and Restated Stock Option Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.6 of PanAmSat Corporation's Registration Statement on Form S-4 as filed November 19, 2004, registration number 333-121423.
10.7
Amended and Restated Registration Rights Agreement, initially dated as of August 20, 2004 and amended and restated as of October 14, 2004, among PanAmSat Holding Corporation, Constellation, LLC, Carlyle PanAmSat I, L.L.C., Carlyle PanAmSat II, L.L.C., PEP PAS, LLC and PEOP PAS, LLC, incorporated herein by reference to Exhibit 10.7 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
10.8
Form of Amended and Restated Management Stockholder's Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.9 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.
10.9
Form of Amended and Restated Sale Participation Agreement, initially dated August 20, 2004 and amended and restated as of October 29, 2004, incorporated herein by reference to Exhibit 10.10 of PanAmSat Holding Corporation's Registration Statement on Form S-4 filed on December 17, 2004, registration number 333-121423.

10.10	Form of Rollover Agreement, dated August 20, 2004, incorporated herein by reference to exhibit 10.10 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.11
Management Services Letter from Kohlberg Kravis Roberts & Co. L.P. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.11 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.12
Management Services Letter from TC Group, L.L.C. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.12 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.13
Management Services Letter from Providence Equity Partners IV Inc. to PanAmSat Corporation, dated August 20, 2004, incorporated herein by reference to Exhibit 10.13 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.14
Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan, incorporated herein by reference to Exhibit 10.14 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.15
Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan, incorporated herein by reference to Exhibit 10.15 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.16
Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.16 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17
Amendment to the PanAmSat Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.17 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.18
Letter Agreement between PanAmSat Corporation and James Cuminale, dated August 20, 2004, incorporated herein by reference to Exhibit 10.18 of PanAmSat Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.19
Letter Agreement between PanAmSat Corporation and Michael Inglese, dated August 20, 2004, incorporated herein by reference to Exhibit 10.19 of PanAmSat Corporation's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2004.
10.20
Director Compensation Term Sheet between George M. Fisher and PanAmSat Corporation, incorporated herein by reference to Exhibit 10.21 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.
10.21
Summary Non-Employee Director Compensation Arrangements (Except with respect to our Chairman of the Board), incorporated herein by reference to Exhibit 10.22 of PanAmSat Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.

10.22
Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004, incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-4 as filed on November 19, 2004, registration number 333-121423.
10.23
Form of Management Services Agreement Termination Letter, incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.24
Form of Stock Option Agreement relating to the Second Amended and Restated 2004 Stock Option Plan for Key Employees of PanAmSat Corporation and its Employees, incorporated herein by reference to Exhibit 10.24 of PanAmSat Holding Corporation's Registration Statement on Form S-1/A filed on March 15, 2005, registration number 333-121463.
10.25
2005 PanAmSat Corporation Severance Pay Plan as of August 24, 2005, incorporated herein by reference to Exhibit 10.25 of PanAmSat Holding Corporation's Annual Report on Form 10-K for the period ended December 31, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges. *
21.1
List of Subsidiaries of PanAmSat Holding Corporation, incorporated herein by reference to Exhibit 21.1 of PanAmSat Holding Corporation's Annual Report on Form 10-K for the period ended December 31, 2005.
24.1	Power of Attorney. *
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*
Filed herewith.

PANAMSAT CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(a)	Deductions(b)	Balance at End of Year
		(Dollars in millions)
For the Year Ended December 31, 2003
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$8.7	$—	$—	$(2.4)	$6.3
Allowance for customer credits	13.0	—	(2.7)	7.8	18.1
Net investment in sales-type leases (for doubtful receivables)	10.7	—	—	(1.8)	8.9
Long-term receivables (for doubtful receivables)	3.6	1.2	0.5	(0.3)	5.0

Total Allowances Deducted from Assets	$36.0	$1.2	$(2.2)	$3.3	$38.3

For the Year Ended December 31, 2004
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$6.3	$2.0	$0.2	$(4.4)	$4.1
Allowance for customer credits	18.1	—	(1.1)	(8.1)	8.9
Net investment in sales-type leases (for doubtful receivables)	8.9	—	—	(0.4)	8.5
Long-term receivables (for doubtful receivables)	5.0	0.5	0.9	(5.8)	0.6

Total Allowances Deducted from Assets	$38.3	$2.5	$—	$(18.7)	$22.1

For the Year Ended December 31, 2005
Allowances Deducted from Assets:
Accounts receivable (for doubtful receivables)	$4.1	$0.2	$3.9	$(4.4)	$3.8
Allowance for customer credits	8.9	—	(3.8)	(2.5)	2.6
Net investment in sales-type leases (for doubtful receivables)	8.5	(2.6)	—	—	5.9
Long-term receivables (for doubtful receivables)	0.6	(0.2)	(0.2)	—	0.2

Total Allowances Deducted from Assets	$22.1	$(2.6)	$(0.1)	$(6.9)	$12.5

(a)
Primarily relates to amounts reclassified to/from other accounts.

(b)
Net activity relates to amounts added to the allowance for customer credits to recognize amounts recorded against revenue, less amounts written-off or recovered.

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

March 10, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH R. WRIGHT, Jr. Joseph R. Wright, Jr.	Chief Executive Officer (principal Executive officer) and Director	March 10, 2006
/s/ MICHAEL J. INGLESE Michael J. Inglese	Executive Vice President and Chief Financial Officer (principal Financial and accounting officer)	March 10, 2006
* George M.C. Fisher	Chairman of the Board of Directors	March 10, 2006
* Joseph Y. Bae	Director	March 10, 2006
* Michael J. Connelly	Director	March 10, 2006
* Michael J. Dominguez	Director	March 10, 2006
* James M. Hoak	Director	March 10, 2006
* Alexander Navab	Director	March 10, 2006
* R.C. Johnstone, Jr.	Director	March 10, 2006

* Bruce E. Rosenblum	Director	March 10, 2006
* Paul J. Salem	Director	March 10, 2006
* Karl M. von der Heyden	Director	March 10, 2006
*By:	/s/ JAMES W. CUMINALE James W. Cuminale Attorney-in-Fact

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WEBSITE ACCESS TO COMPANY'S REPORTS
PANAMSAT CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Relating to Holdco's Merger with Intelsat
Risks Relating to Our Business
Risks Relating to Our Industry
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
FSS Revenue by Service—Type
FSS Revenue by Service—Type
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except per Share Data)
PANAMSAT CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
PANAMSAT CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In Thousands, Except Share Data)
PANAMSAT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW (In Thousands)
PANAMSAT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2004 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2005 (IN THOUSANDS, EXCEPT SHARE DATA)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004 (IN THOUSANDS)
PANAMSAT CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005 (IN THOUSANDS)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
PANAMSAT CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES