Form 10-Q
period 2006-06-30
Intelsat CORP
filed 2006-08-14
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22531

INTELSAT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4607698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 International Drive, N.W., Washington, D.C.	20008
(Address of principal executive offices)	(Zip Code)

(202) 944-6800

(Registrant’s telephone number, including area code)

PANAMSAT CORPORATION

20 Westport Road

Wilton, Connecticut 06897

(Former name and former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 11, 2006, an aggregate of 548 shares of our common stock were outstanding.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

INTRODUCTION

On July 3, 2006, following the completion of the acquisition of PanAmSat Holding Corporation by a subsidiary of Intelsat, Ltd., the certificate of incorporation of PanAmSat Holding Corporation was amended to rename the entity “Intelsat Holding Corporation” and the certificate of incorporation of PanAmSat Corporation was amended to rename the entity “Intelsat Corporation.” In this quarterly report on Form 10-Q, unless the context otherwise requires or it is otherwise indicated, all references to (1) “Intelsat Corp”, “we”, “us” and “our” refer to Intelsat Corporation (formerly known as PanAmSat Corporation) and its subsidiaries and (2) “Holdco” refers to Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation) and not its subsidiaries.

FINANCIAL AND OTHER INFORMATION

Unless otherwise indicated, all references to “dollars” and “$” in this quarterly report are to, and all monetary amounts in this quarterly report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this quarterly report has been prepared in accordance with United States generally accepted accounting principles, referred to as GAAP.

Certain monetary amounts, percentages and other figures included in this quarterly report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

In this quarterly report, we refer to and rely on publicly available information regarding our industry and our competitors. Although we believe the information is reliable, we cannot guarantee the accuracy and completeness of the information and have not independently verified it.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and service development efforts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this quarterly report on Form 10-Q, the words “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions are intended to identify forward-looking statements and information.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	risks associated with operating our in-orbit satellites;

•	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

•	our ability to obtain new or renewal satellite insurance policies on commercially reasonable terms or at all;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our contracted backlog or expected contracted backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	competition;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

In connection with Intelsat (Bermuda), Ltd.’s acquisition of Holdco as described in this quarterly report, factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	our substantial level of indebtedness following consummation of the Intelsat Merger, as defined in this quarterly report;

•	certain covenants in our debt agreements following consummation of the Intelsat Merger;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments on our indebtedness;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of our existing satellites or the satellites of Intelsat (Bermuda), Ltd.;

•	the failure to successfully integrate or to obtain expected synergies in connection with our acquisition by Intelsat (Bermuda), Ltd. on the expected timetable or at all; and

•	the failure to achieve the strategic objectives envisioned for Intelsat (Bermuda), Ltd.’s acquisition of Holdco.

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under Item 1A—Risk Factors, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this quarterly report and to view all forward-looking statements made in this quarterly report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2006

(in thousands)

	June 30, 2005	June 30, 2006
REVENUES:
Operating leases, satellite services and other	$210,345	$226,627
Outright sales and sales-type leases	3,507	2,903

Total revenues	213,852	229,530

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,450)	(1,943)
Depreciation and amortization	67,165	68,897
Direct operating costs (exclusive of depreciation and amortization)	33,891	37,766
Selling, general and administrative expenses	19,565	22,309
Loss on investment	—	3,316
Facilities restructuring and severance costs	416	—
(Gain) loss on undesignated interest rate swap	18,637	(9,900)

Total operating costs and expenses	138,224	120,445

INCOME FROM OPERATIONS	75,628	109,085
INTEREST EXPENSE—Net	94,776	54,437

INCOME (LOSS) BEFORE INCOME TAXES	(19,148)	54,648
INCOME TAX EXPENSE (BENEFIT)	(272)	21,878

NET INCOME (LOSS)	$(18,876)	$32,770

See notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(in thousands)

	June 30, 2005	June 30, 2006
REVENUES:
Operating leases, satellite services and other	$415,546	$436,864
Outright sales and sales-type leases	7,114	5,895

Total revenues	422,660	442,759

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	(1,943)
Depreciation and amortization	136,930	138,655
Direct operating costs (exclusive of depreciation and amortization)	68,838	70,977
Selling, general and administrative expenses	37,920	40,250
Prior Sponsor management fees	10,444	—
Loss on investment	—	3,316
Facilities restructuring and severance costs	3,765	—
Loss on termination of sales-type lease	2,307	—
(Gain) loss on undesignated interest rate swap	18,637	(23,140)

Total operating costs and expenses	274,538	228,115

INCOME FROM OPERATIONS	148,122	214,644
INTEREST EXPENSE—Net	163,603	107,601

INCOME (LOSS) BEFORE INCOME TAXES	(15,481)	107,043
INCOME TAX EXPENSE (BENEFIT)	(3,238)	37,249

NET INCOME (LOSS)	$(12,243)	$69,794

See notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,945	$73,056
Accounts receivable—net	66,418	87,788
Net investment in sales-type leases	12,260	10,189
Prepaid expenses and other (principally prepaid insurance)	20,143	9,955
Deferred income taxes	16,711	16,711

Total current assets	241,477	197,699
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	1,949,560	1,946,616
NET INVESTMENT IN SALES-TYPE LEASES	64,913	62,150
GOODWILL	2,244,131	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	328,000	343,724

TOTAL ASSETS	$4,828,081	$4,794,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,261	$118,905
Current portion of long-term debt	16,600	16,600
Current portion of satellite incentive obligations	13,240	12,591
Accrued interest payable	37,103	36,364
Due to affiliate	50,233	—
Deferred gains and revenues	24,514	36,053

Total current liabilities	226,951	220,513
LONG-TERM DEBT	2,915,400	2,907,100
DEFERRED INCOME TAXES	24,312	54,595
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	348,888	364,026

TOTAL LIABILITIES	3,515,551	3,546,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock $0.01 par value; 1,000 shares authorized, at December 31, 2005 and June 30, 2006, respectively, and 548 shares outstanding at December 31, 2005 and June 30, 2006, respectively	—	—
Additional paid-in capital	803,545	803,545
Retained earnings	512,500	447,277
Accumulated other comprehensive income (loss)	(97)	682
Other stockholder’s equity	(3,418)	(3,418)

Total stockholder’s equity	1,312,530	1,248,086

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,828,081	$4,794,320

See notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Other Stockholder’s Equity (1)	Total	Comprehensive Income
	Shares	Par Value Amount

BALANCE, JANUARY 1, 2006	548	$—	$803,545	$512,500	$(97)	$(3,418)	$1,312,530
Foreign currency translation adjustment	—	—	—	—	621	—	621	$621
Amortization of unrealized gain on interest rate hedge	—	—	—	—	158	—	158	158
Dividends to stockholder	—	—	—	(135,017)	—	—	(135,017)	—
Net income	—	—	—	69,794	—	—	69,794	69,794

BALANCE, JUNE 30, 2006	548	$—	$803,545	$447,277	$682	$(3,418)	$1,248,086	$70,573

(1)	Represents excess of purchase price over historical cost basis of net assets acquired.

See notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(in thousands)

	June 30, 2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,243)	$69,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,930	138,655
Deferred income taxes	(4,944)	30,293
Amortization of debt issuance costs and other deferred charges	9,749	10,741
Loss on early extinguishment of debt	24,161	—
Provision for uncollectible receivables	33	(1,903)
Facilities restructuring and severance costs	3,765	—
(Gain) loss on undesignated interest rate swap	18,637	(20,303)
Reversal of sales-type lease liabilities	(4,303)	(1,943)
Loss on termination of sales-type lease	2,307	—
Loss on investment	—	3,316
Other non-cash items	(1,664)	(378)
Changes in assets and liabilities:
Collections on investments in sales-type leases	13,219	8,761
Operating leases and other receivables	7,145	(21,682)
Prepaid expenses and other assets	3,606	2,951
Accounts payable and accrued liabilities	(17,861)	19,685
Due to affiliate	125	896
Deferred gains and revenues	(8,641)	11,505

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,021	250,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(67,716)	(129,265)
Proceeds from sale of teleport	3,161	—
Distribution from equity investment	—	1,796
Acquisitions, net of cash acquired	—	(5,543)

NET CASH USED IN INVESTING ACTIVITIES	(64,555)	(133,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution by parent	658,350	—
Repayments of long-term debt	(671,900)	(8,300)
Dividends to stockholder	(5,278)	(186,481)
Capitalized debt issuance costs	(632)	—
Funding of capital expenditures by customer	—	30,172
Repayments of incentive obligations	(6,441)	(5,683)

NET CASH USED IN FINANCING ACTIVITIES	(25,901)	(170,292)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,247	27

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,812	(52,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,607	125,945

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,419	$73,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for interest	$1,502	$2,863

Cash paid for interest	$151,828	$112,474

Cash received for taxes	$65	$3,214

Cash paid for taxes	$6,007	$1,355

See notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

These consolidated financial statements reflect the financial statements of Intelsat Corporation (formerly known as PanAmSat Corporation) and its subsidiaries on a consolidated basis. Unless the context otherwise requires or it is otherwise indicated, within these consolidated financial statements, Intelsat Corporation and its subsidiaries are referred to as “Intelsat Corp”, “PanAmSat Corporation”, “PanAmSat”, “we”, “us” and “our”. The terms “Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation).

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of June 30, 2006, and results of operations for the three and six months ended June 30, 2005 and 2006 and cash flows for the six months ended June 30, 2005 and 2006. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for the three and six months ended June 30, 2005 and 2006 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2005 included in Intelsat Corp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2006, and all of our other filings filed with the SEC from March 10, 2006 through the date of this report. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (SFAS 123R). See Note 8. “Stock Based Compensation”.

On August 20, 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, The Carlyle Group, or Carlyle, and Providence Equity Partners, Inc., or Providence, completed a series of transactions resulting in an entity affiliated with KKR owning approximately 44% of PanAmSat Corporation’s outstanding common stock and entities affiliated with Carlyle and Providence each owning approximately 27% of PanAmSat Corporation’s common stock, with the remainder held by certain members of management and our board of directors. We collectively refer to KKR, Carlyle and Providence as the “Prior Sponsors” in this quarterly report. We refer to the August 20, 2004 series of transactions through which the Prior Sponsors acquired and recapitalized PanAmSat as the “Recapitalization”.

On September 22, 2004, Holdco was formed by the then existing stockholders of PanAmSat Corporation. On October 8, 2004, all of PanAmSat Corporation’s outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $.01 per share (the “Contribution”). As a result of and immediately following that contribution, PanAmSat Corporation’s then existing stockholders owned Holdco in equal proportion to their prior ownership interest in PanAmSat Corporation, and PanAmSat Corporation became a wholly-owned subsidiary of Holdco.

The Contribution of PanAmSat to Holdco was accounted for as a recapitalization because neither a change in control nor a business combination occurred and Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of PanAmSat Corporation. Therefore, all operations of PanAmSat Corporation prior to the Contribution to Holdco are reflected herein at their historical amounts.

On July 3, 2006, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, completed the acquisition of PanAmSat Holding Corporation, pursuant to a Merger Agreement, dated as of August 28, 2005, by and among

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intelsat Bermuda, Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, and PanAmSat Holding Corporation (the “Intelsat Merger Agreement”). Pursuant to the Intelsat Merger Agreement, Proton Acquisition Corporation merged with and into PanAmSat Holding Corporation, with PanAmSat Holding Corporation surviving the merger (the “Intelsat Merger”). On July 3, 2006, following the completion of the acquisition of PanAmSat Holding Corporation by Intelsat Bermuda, the certificate of incorporation of PanAmSat Holding Corporation was amended to rename the entity “Intelsat Holding Corporation” and the certificate of incorporation of PanAmSat Corporation was amended to rename the entity “Intelsat Corporation.” Upon completion of the Intelsat Merger, Intelsat Holding Corporation became 100% wholly-owned by Intelsat Bermuda. (See Note 2. “PanAmSat/Intelsat Merger”).

2.    PanAmSat/Intelsat Merger

On August 29, 2005, Holdco and Intelsat Bermuda announced that the two companies had signed the Intelsat Merger Agreement under which Intelsat Bermuda would acquire Holdco and its sole subsidiary, PanAmSat Corporation, for $25 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition was consummated. Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat Bermuda would acquire all of Holdco’s outstanding common shares. Also in connection with the Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

On October 26, 2005, Holdco’s shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, Holdco received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the Intelsat Merger. On January 20, 2006, Holdco was informed by the Committee on Foreign Investment in the United States, or CFIUS, that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as “Exon-Florio”). On May 25, 2006, Holdco was informed that the DOJ had closed its antitrust investigation of the Intelsat Merger. Acting under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the DOJ did not seek to condition, and did not otherwise comment on, the Intelsat Merger. On June 19, 2006, the Federal Communications Commission approved the Intelsat Merger.

On July 3, 2006, Intelsat Bermuda completed the acquisition of Holdco, pursuant to the Intelsat Merger Agreement, with Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, merging with and into Holdco, with Holdco surviving the merger, and each share of common stock of Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. On July 3, 2006, the common stock of PanAmSat Holding Corporation (Symbol “PA”) was de-listed from the New York Stock Exchange.

Prior to, and in connection with the completion of the Intelsat Merger, on May 30, 2006, Holdco commenced an offer to purchase, referred to as the Tender Offer, any and all of its outstanding $416.0 million aggregate principal amount at maturity 10 3/8% Senior Discount Notes due 2014, referred to as the 10 3/8% Senior Discount Notes. In connection with the Tender Offer, Holdco also solicited the consent of the holders of its 10 3/8% Senior Discount Notes to amend the indenture governing the 10 3/8% Senior Discount Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in that indenture. The amendment to the indenture governing the 10 3/8% Senior Discount

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes was approved by the requisite holders of the 10 3/8% Senior Discount Notes on June 14, 2006 and entered into as of July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% Senior Discount Notes were repurchased by Holdco. The 10 3/8% Senior Discount Notes not tendered to Holdco in the Tender Offer remain outstanding. This Tender Offer had no impact on our consolidated financial statements.

Consummation of the Intelsat Merger resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 9% senior notes due 2014, referred to as the 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture therefor. Intelsat Bermuda has obtained commitments from certain financial institutions to provide us with necessary funding to make such repurchases, should we be required to do so. These commitments, however, are subject to the satisfaction or waiver of certain customary conditions. We commenced an offer to purchase the 2014 senior notes, referred to as the Change of Control Offer, on August 2, 2006. The Change of Control Offer expires on September 26, 2006.

In connection with the completion of the Intelsat Merger, our board of directors authorized the amendment of our senior secured credit facilities (the “July 2006 Amended and Restated Credit Agreement”), which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Merger. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our Credit Agreement dated as of August 20, 2004, as previously amended and restated as of March 22, 2005 (the “March 2005 Amended and Restated Credit Agreement”), and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million Revolving Credit Facility with a six year maturity. Up to $150.0 million of the Revolving Credit Facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the Revolving Credit Facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the Revolving Credit Facility on a dollar for dollar basis. The Revolving Credit Facility is available on a revolving basis from July 3, 2006 and terminating six years later. Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

Also in connection with the Intelsat Merger, the board of directors of Holdco authorized in principle the issuance of $975.0 million aggregate principle amount of senior notes in favor of Intelsat Bermuda to fund a portion of the consideration to be paid to stockholders of Holdco and an additional senior promissory note in the principal amount of approximately $306.4 million to fund the Tender Offer. On July 3, 2006, in connection with the closing of the Intelsat Merger, these notes, referred to collectively as the Intelsat Bermuda Loans, were issued. The Intelsat Bermuda Loans consist of a senior promissory note in the principal amount of $725.0 million and senior discount notes in the principal amount of $250.0 million. The senior promissory note in the principal amount of $725.0 million bears interest at a rate of 11.25% per annum, compounded semi-annually, matures on June 15, 2016, and has interest payable semi-annually in arrears on June 15 th and December 15th, commencing on December 15, 2006. The senior discount notes in the principal amount of $250.0 million mature on June 15, 2016 and accrete at the rate of 10.875% per annum, compounded semi-annually to, but not including, July 3, 2009. From and after July 3, 2009, Holdco may elect a “cash pay” option, whereby cash interest on the senior discount notes will accrue at the rate of 10.875% per annum, and will be payable semi-annually in arrears on June 15 th and December 15th of each year following the cash pay election date. If the cash pay option is not

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elected, the senior discount notes will accrete to approximately $718.0 million at maturity on June 15, 2016. The senior promissory note in the amount of approximately $306.4 million bears interest at the rate of 11.25% per annum, compounded semi-annually, matures on June 15, 2016, and has interest payable semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2006.

On July 3, 2006, also in connection with the Intelsat Merger, we issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the New Opco Notes. The Intelsat Merger, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, and $260.0 million principal amount Floating Rate Senior Notes due 2013 (the “Intelsat Bermuda Floating Rate Notes”), $1,330.0 million principal amount 11 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount 9 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

Following completion of the Intelsat Merger, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda (“IGen”), acquired our subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity.

Following the completion of the Intelsat Merger, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. In addition, substantially all of the Intelsat entities, following the Intelsat Merger, including Holdco and us have entered into a master intercompany services agreement pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that our board of directors and the board of directors of Intelsat Bermuda and Holdco have determined to be fair.

A preliminary allocation of the purchase price was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Merger Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived using the assistance of an independent appraiser. The final purchase price allocation for the Intelsat Merger Transactions will be dependent upon the finalization of asset and liability valuations, which may depend in part on prevailing market rates and conditions. These final valuations will be based on the actual net tangible and intangible assets that existed as of the closing date of the Intelsat Merger Transactions. Any final adjustments may change the allocations of purchase prices which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

The assets and liabilities’ estimated values have been based on a preliminary purchase price which was calculated as follows (in thousands):

Cash paid	$3,433,100
Transaction costs	113,000

Preliminary purchase price	$3,546,100

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the preliminary purchase price allocation is presented below (in thousands):

Fair Value of Net Assets Acquired
Current Assets Acquired	$227,724
Satellites and other property and equipment	1,817,616
Other non-current assets	190,916
Intangible Assets	1,570,000

Goodwill	3,780,221
Assumed Debt	(2,943,040)

Current liabilities less current portion of debt	(240,662)
Deferred tax liability	(545,326)
Other non-current liabilities	(311,349)

$3,546,100

As a result of the Intelsat Merger Transactions, the accounting for sales-type leases to be acquired in the Intelsat Merger Transactions will change to conform to Intelsat, Ltd.’s current accounting policies. We recognized as revenues at the inception of the lease the net present value of the future minimum lease payments, and continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. Additionally, we previously sold all rights and title to transponders to customers, and the customers in turn paid the full amount of the sale price in cash at the commencement of the contract. As a result of the change to conform accounting policies, these sales-type leases and previous outright sales will be recognized as service contracts, and a liability for our obligations will be established and recorded within deferred revenue. The deferred revenue will be recognized over the remaining service period.

Furthermore, the purchase price and related costs of the Intelsat Merger Transactions will be allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which will be based in part on the work of third-party appraisers. More specifically, our assets and liabilities will be adjusted to fair value as of the closing date of the Intelsat Merger Transactions. As a result of these adjustments, our depreciation and amortization expense will increase significantly. Also, our interest expense will increase due to the interest on the New Opco Notes and interest accrued from the amortization of the net discount applied to the face value of our outstanding long-tem debt. This discount resulted from a lower estimated fair value of this long-term debt.

The following unaudited pro forma results of operations assume the Intelsat Merger Transactions took place on January 1, 2005 for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenue	$231,368	$246,724	$465,665	$486,806
Net Income (loss)	(32,868)	3,921	(37,616)	29,774

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had these transactions been completed as of the dates and for the periods presented, nor is it necessarily indicative of future results.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Holdco’s Initial Public Offering

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used a portion of the net proceeds to make a capital contribution to us of approximately $658.4 million. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 2014 senior notes, and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005.

4.    Historical Dividend Policy

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering, and remained in effect until the closing of the Intelsat Merger on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, we recorded dividends of $4.5 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006. On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Merger in July 2006.

On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on July 14, 2005.

5.    Long-term Debt

As of December 31, 2005 and June 30, 2006, long-term debt consisted of the following (in thousands):

	December 31, 2005	June 30, 2006
6 3/8% Notes due 2008	$150,000	$150,000
8 1/2% Notes due 2012	1,190	1,190
6 7/8% Notes due 2028	125,000	125,000
Transaction Related Financing:
Revolving Credit Facility	—	—
Term Loan A due 2009	355,910	355,910
Term Loan B-1 due 2011	1,643,400	1,635,100
2014 Senior Notes	656,500	656,500

	2,932,000	2,923,700
Less: current maturities	16,600	16,600

Total Long-Term Debt	$2,915,400	$2,907,100

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2006, we had total debt outstanding of approximately $2.9 billion, including current maturities of $16.6 million related to our Term Loan B-1 Facility due 2011.

On July 3, 2006, also in connection with the Intelsat Merger, we issued the New Opco Notes with aggregate principal of $575.0 million. The Intelsat Merger, the Tender Offer and related fees and expense were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, the New Intelsat Bermuda Notes and the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

Our senior secured credit facilities which were entered into in connection with the Recapitalization were comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at June 30, 2006), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,635.1 million was outstanding at June 30, 2006). At June 30, 2006, the interest rate on the Term Loan A Facility was 7.05% (LIBOR of 5.30% plus 1.75%). At June 30, 2006, the Term Loan B-1 Facility had an interest rate of 7.18% (LIBOR of 5.18% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2006 on an annual basis was 0.25%. As of June 30, 2006, we had outstanding letters of credit totaling $54.6 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of June 30, 2006, although this interest rate is subject to adjustment based on our total leverage ratio. Borrowings under our senior secured credit facilities generally bear interest at the borrower’s option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

In connection with the completion of the Intelsat Merger, our board of directors authorized the amendment of our senior secured credit facilities, which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Merger. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our March 2005 Amended and Restated Credit Agreement, and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million Revolving Credit Facility with a six year maturity. Up to $150.0 million of the Revolving Credit Facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the Revolving Credit Facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the Revolving Credit Facility on a dollar for dollar basis. The Revolving Credit Facility is available on a revolving basis from July 3, 2006 and terminating six years later. Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

During the six months ended June 30, 2005, we recorded non-cash interest expense charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 million, or 35% of the outstanding principal amount, repayment of our 2014 senior notes in April 2005 and $318.4 million of voluntary debt repayments made on our Term Loan A Facility during this period. There were no such charges recorded during the six months ended June 30, 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our 2014 senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. (See Note 15. “Condensed Consolidating Financial Information” below). Consummation of the Intelsat Merger resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture therefor. Intelsat Bermuda has obtained commitments from certain financial institutions to provide us with necessary funding to make such repurchases, should we be required to do so. These commitments, however, are subject to the satisfaction or waiver of certain customary conditions. We commenced a Change of Control Offer on August 2, 2006. The Change of Control Offer expires on September 26, 2006. As of June 30, 2006, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2006, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. As of June 30, 2006, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries. (See Note 15. “Condensed Consolidating Financial Information” below).

With a portion of the proceeds from Holdco’s initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under our Term Loan A Facility on March 22, 2005, redeem $353.5 million, or 35%, of our 2014 senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005. On June 17, 2005, we made a voluntary prepayment of $28.4 million under our Term Loan A facility from available cash on hand.

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2006, we were in compliance with all such covenants.

6.    Interest Rate Swap Agreements

In accordance with the agreement governing our prior senior secured credit facilities that were repaid in 2004, we were party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 Facility of our old credit facility, our cash flow hedge became undesignated and, therefore, changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based on quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In August 2005, this agreement expired.

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

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The interest rate swap agreement remained undesignated through May 24, 2005, and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2005, in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective and, therefore, qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within accumulated other comprehensive income (loss) in our consolidated balance sheet. The balance within accumulated other comprehensive income (loss) related to the interest rate swap was approximately $1.4 million and $1.3 million, net of income taxes at December 31, 2005 and June 30, 2006, respectively. For the six months ended June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge and, therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap has been undesignated from July 1, 2005 through June 30, 2006 and, therefore, the increase in the fair value of the interest rate swap from January 1, 2006 through June 30, 2006, and swap interest earned during the six months ended June 30, 2006 totaling $23.1 million were recorded within gain on undesignated interest rate swap in our consolidated statement of operations.

As of June 30, 2005, the long-term liability related to this interest rate swap of $22.1 million was included in deferred credits and other and as of June 30, 2006, the asset related to this interest rate swap of $24.2 million was included in deferred charges and other assets—net within our condensed consolidated balance sheet.

On the interest rate reset date of June 14, 2006, the interest rate which the counterparties will utilize on September 14, 2006 to compute interest due to us was determined to be 5.319%. This will result in the counterparties paying us approximately $2.9 million on September 14, 2006 (the difference between the rate we must pay of 4.422% and the rate we will receive from the counterparties of 5.319%).

7.    Acquisitions

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through June 30, 2006, we paid $48.0 million of this aggregate purchase price from cash on hand, including a purchase price installment of $5.0 million which was paid in May 2006. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution,

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

broadcast contribution and enterprise networking. The agreement provides for a future purchase price installment in August 2006 of $15.2 million and future performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

8.    Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective method. Accordingly, prior periods have not been restated. We also adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”) on January 1, 2003, for all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). As such, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R now requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS 123R as required on January 1, 2006 did not have a material impact on our consolidated financial statements.

1997 Stock Incentive Plan—On May 5, 1997, our board of directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the “1997 Stock Plan”), which provides for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors. Awards were granted at the discretion of the Compensation Committee on such terms as the committee decided. Effective December 7, 2000, we amended the 1997 Stock Plan to provide that, upon a “Change-in-Control” (as defined) of it, all unvested stock options and other awards granted under the 1997 Stock Plan would immediately vest and become exercisable, and restrictions on any awards, such as restricted stock, would immediately lapse.

Upon consummation of the Recapitalization, which constituted a Change-in-Control as defined in the 1997 Stock Plan, all outstanding employee stock options vested and became exercisable, and all outstanding restricted shares and restricted stock units immediately vested. Certain members of our management agreed not to have certain of their equity interests cashed out in the Recapitalization; existing options, restricted shares and restricted stock units granted to such individuals remain outstanding as options and shares.

In October 2004, Holdco assumed the 1997 Stock Plan, and the outstanding stock options were converted into an aggregate of 762,372 options to purchase shares of Holdco common stock. No new awards have been made, and no new awards can be made, under the 1997 Stock Plan since March 31, 2004.

2004 Stock Option Plan—On August 20, 2004, our board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the “2004 Stock Plan”), which provides for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries. In 2004, we granted options to purchase 3,578,828 shares of common stock at an exercise price of $4.21.

In October 2004, Holdco assumed the 2004 Stock Plan in connection with the Contribution and all outstanding options became options of Holdco. Subsequently, Holdco granted 702,597 options in October 2004

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at an exercise price of $4.21 and 26,339 options in February 2005 at an exercise price of $18.04. The maximum number of shares that can be issued under the 2004 Stock Plan is 9,500,000. New shares issued would be issued to satisfy any stock option exercises.

There have been no grants, exercises, forfeitures, expirations or cancellations in either the 1997 Stock Plan or the 2004 Stock Plan during the three and six months ended June 30, 2006, as shown below:

	Shares	Weighted Average Exercise Price	Range
1997 Stock Plan
Balance at December 31, 2005	762,372	$3.46	$3.43-$4.04
Balance at June 30, 2006	762,372	$3.46	$3.43-$4.04
Exercisable at June 30, 2006	762,372	$3.46	$3.43-$4.04

2004 Stock Plan
Balance at December 31, 2005	4,307,764	$4.29	$4.21-$18.04
Balance at June 30, 2006	4,307,764	$4.29	$4.21-$18.04
Exercisable at June 30, 2006	861,556	$4.29	$4.21-$18.04

Range of Exercise Prices	Options Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life—Options Outstanding and Exercisable	Weighted Average Exercise Price of options outstanding	Options Exercisable As of June 30, 2006	Weighted Average Exercise Price of options exercisable
1997 Stock Plan
$3.43-$4.04	762,372	8.14	$3.46	762,372	$3.46

2004 Stock Plan
$4.21-$18.04	4,307,764	8.17	$4.29	861,556	$4.29

For the six months ending June 30, 2005 and 2006, there were no options exercised, no related tax benefits realized and no cash inflows from share-based compensation in financing activities. The total intrinsic values of stock options outstanding as of June 30, 2005 and 2006 were approximately $82.9 million and $105.5 million, respectively. The total intrinsic values of stock options exercisable as of June 30, 2005 and 2006 were approximately $13.0 million and $34.2 million, respectively. As of June 30, 2006, there was approximately $4.8 million in unamortized compensation cost related to our outstanding stock options, which is expected to be recognized over a weighted average period of approximately 5.2 years.

The stock options granted in the third and fourth quarters of 2004 by both Holdco and us vest over five to eight years. Certain of the awards granted in the third and fourth quarters of 2004 vest over a five-year period based upon the passage of time and the remainder vest after an eight-year period, which may be reduced if certain pre-established company operating performance targets are achieved. The 2005 operating performance targets established for the plan were met, resulting in the accelerated vesting of 20%, or 445,814, of the 2,229,072 outstanding performance based options. Compensation expense for these nonqualified stock options is based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. Holdco recorded stock compensation expense of $0.3 million, as well as related tax benefits of $0.1 million in both three-months periods ended June 30, 2005 and 2006, in relation to the options

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the 2004 Stock Plan. For the six months ended June 30, 2005 and 2006, stock compensation expense of $0.5 million and related tax benefits of $0.2 million were recorded for both periods. These amounts were recorded by Holdco as they were not considered material in relation to our financial statements.

During the first quarter of 2005, we granted 26,339 stock options under the 2004 Stock Plan. The weighted average fair value per option granted during the six months ended June 30, 2005 was $2.62. This estimate was based on the Black-Scholes option pricing model with the following weighted average assumptions:

•	The risk-free rate of the options granted was based on the U.S. Treasury yield curve in effect at the time of grant.

•	The expected life of the options granted was estimated using the historical exercise behavior of employees.

•	The dividend yield and stock volatility of the options granted were based on the fact that we were privately held at that time and had no plan to issue dividends to our then existing shareholders.

Six months ended June 30, 2005
Risk free rate	3.82%
Dividend yield	0%
Expected life	6.8 years
Stock volatility	0%

Deferred Stock Units—We have a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees are entitled to defer a portion of their compensation to future years. In July 2004, our board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of our common stock. The deferred stock units were converted into a notional right to receive a share of Holdco common stock at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. During 2005, we reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units were expected to be paid out in shares of Holdco common stock, rather than in cash. Additionally, these deferred stock units, all of which were outstanding and vested as of June 30, 2006, are entitled to accrue credits in the same amount as dividends paid to holders of Holdco’s common stock. For the three months ended June 30, 2005 and 2006, we recorded compensation expense of $0.1 million in each period, and for the six months ended June 30, 2005 and 2006, we recorded compensation expense of $0.6 million and $0.2 million, respectively, in relation to these deferred stock units.

In connection with the Intelsat Merger, we terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing on July 3, 2006. Payments of account balances to participants of the plans are expected to be made within twelve months of the plans’ termination. As of June 30, 2006, our liabilities for the two plans totaled approximately $15.2 million. Additionally, the settlement of the 0.2 million deferred stock units held within the Deferred Compensation Plan resulted in an additional liability of approximately $5.1 million, which was paid in connection with the closing of the Intelsat Merger. As stated above, $1.5 million of this amount was recorded within additional paid in capital in our consolidated balance sheet as of June 30, 2006. The difference of $3.6 million was expensed in connection with the Intelsat Merger in July 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 16, 2004, our board of directors approved a revised compensation program for our non-employee directors. Each non-employee director was entitled to annual cash compensation of $50,000, and was also granted options to purchase 65,848 shares of common stock. The chairman of our board of directors received an additional annual fee of $100,000 and was granted options to purchase an additional 65,848 shares. Holdco has assumed this program and the options are now for Holdco stock at the modified price of $4.21.

On June 8, 2005, the Compensation Committee of our board of directors and that of Holdco approved a combined compensation program for non-employee directors. Costs of this compensation program are shared equally by Holdco and us. Non-employee directors are compensated $70,000 per annual term, $35,000 paid in cash, quarterly and as earned, and $35,000 paid in shares of Holdco common stock, calculated using the closing price of our common stock on the day prior to the grant date.

For the initial board term following the closing of the initial public offering of Holdco’s common stock on March 22, 2005, the $35,000 in compensation paid in shares of our common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005. Common stock issued to non-employee directors as compensation is not transferable until vested. The common stock granted on June 8, 2005, vested on March 22, 2006.

The terms of the 2006 compensation program for non-employee directors remained the same as the 2005 compensation program through July 3, 2006 except that the $35,000 per director previously paid in shares of our common stock was paid in cash in April 2006.

In addition to compensation for service on our board, our prior Audit Committee members were paid $7,500 per term, our prior Compensation Committee members $5,000 per term, our prior Chairman of the board $100,000 per term, our prior Audit Committee Chairman $20,000 per term, and our prior Compensation Committee Chairman $10,000 per term, each payable quarterly in cash and as earned.

During the three months ended June 30, 2005 and 2006, we recorded expense of approximately $0.1 million and $0.2 million, respectively, and during the six months ended June 30, 2005 and 2006, we recorded expense of approximately $0.2 million and $0.3 million, respectively, related to this compensation plan.

On July 3, 2006 in connection with the completion of the Intelsat Merger, all shares of Holdco’s outstanding common stock, stock options and deferred stock units, except for the options discussed below, were convertible into shares of Holdco common stock and were cashed out. The holders of such equity based arrangements received the $25 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends) as a result of the completion of the Merger. In the third quarter of 2006, we expect to record total costs related to these equity based arrangements of between $100 million and $110 million as a result of the completion of the Intelsat Merger on July 3, 2006.

Certain of our senior executives were offered, and accepted, employment with post-merger Intelsat and, as a result, agreed not to have certain of their stock options cashed out in the Intelsat Merger. As a result, a total of 168,349 options granted to such individuals were converted into options in Intelsat Holding, Ltd., and remain outstanding.

9.    Facilities Restructuring and Severance Costs

Facilities restructuring and severance costs were $0.4 million and $0.0 million for the three months ended June 30, 2005 and 2006, and $3.8 million and $0.0 million for the six months ended June 30, 2005 and 2006, respectively.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and, in June 2004, we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004, and our Homestead teleport on June 3, 2005. During the three months ended June 30, 2005 and 2006, we did not record any charges related to this teleport consolidation plan. During the six months ended June 30, 2005 and 2006, we recorded charges of $2.5 million and $0.0 million, respectively, related to this teleport consolidation plan, representing costs to relocate equipment.

On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities. There were no such charges recorded during the six months ended June 30, 2006.

As part of our continuing effort to improve operational efficiencies, in October 2004 our management approved plans to reduce our workforce by approximately 25 employees. During the three months ended June 30, 2005 and 2006, we recorded severance charges of $0.4 million and $0.0 million, respectively, and during the six months ended June 30, 2005 and 2006, we recorded severance charges of approximately $0.8 million and $0.0 million, respectively related to severance plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

The following table summarizes the recorded accruals and activity related to the teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2006 (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of January 1, 2006	$5.3	$—	$0.4	$5.7
Restructuring charges	—	—	—	—
Non-cash items	—	—	(0.1)	(0.1)
Net cash payments	(0.5)	—	(0.3)	(0.8)

Balance as of June 30, 2006	$4.8	$—	$0.0	$4.8

We expect to pay the $4.8 million of liabilities related to our facilities restructuring plan over the next five years.

10.    Interest Expense—Net

Interest expense for the three months ended June 30, 2005 and 2006 is recorded net of capitalized interest of $6.2 million and $7.1 million, respectively, and interest income of $0.7 million and $1.6 million, respectively. Interest expense for the six months ended June 30, 2005 and 2006 is recorded net of capitalized interest of $11.0 million and $13.0 million, respectively, and interest income of $1.3 million and $2.8 million, respectively. Included in interest expense for the three and six months ended June 30, 2005 is approximately $46.5 million and $56.0 million, respectively, of unamortized debt issuance costs which were written-off as a result of the

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$290.0 million debt repayment made on our senior secured credit facilities on March 22, 2005, the redemption of $353.3 million, or 35%, of our 2014 senior notes on April 1, 2005, including the redemption premium of $31.8 million paid to the holders of these notes, and the voluntary prepayment of $28.4 million on June 17, 2005 under our Term Loan A facility from available cash on hand. There were no such charges recorded during the three and six months ended June 30, 2006.

11.    Commitments and Contingencies

Satellite Incentive Obligations

Satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of June 30, 2006, we had $104.6 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated approximately $24.7 million.

Satellite Construction and Launch Commitments

As of June 30, 2006, we had approximately $76.1 million of expenditures remaining under existing satellite construction contracts and $114.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of June 30, 2006, we received approximately $77.5 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period beginning in the second half of 2006. Within our consolidated balance sheet as of June 30, 2006, $32.6 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $44.9 million was recorded within long-term deferred credits and other.

On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

Horizons Contribution Obligation

On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $165 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. Our investment in this joint venture is being accounted for using the equity method. As of June 30, 2006, we have recorded a liability of $82.7 million within our consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Europe*Star Purchase Price Obligation

On August 31, 2005, we acquired certain assets and liabilities of the Europe*Star business for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. The agreement provides for purchase price installments during 2006 of $20.2 million, of which $5.0 million was paid in May 2006 and $15.2 million will be paid in August 2006, and future performance payment installments plus related interest contingent on the future performance of the satellite. (See Note 7. “Acquisitions”.)

Satellite Insurance

On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (“SCP”) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. On June 18, 2006, we successfully launched our Galaxy 16 satellite into orbit. This satellite will replace our Galaxy 4R satellite at 99 degrees WL and is expected to be operational in the third quarter of 2006. Upon replacement, we expect to place our Galaxy 4R satellite into non-primary operating service at an inclined orbit at 77 degrees WL.

As of June 30, 2006, we had in effect launch and in-orbit insurance policies covering five satellites in the aggregate amount of approximately $512.6 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $535.7 million. We had 19 uninsured satellites in orbit as of June 30, 2006 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R,

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PAS-6B, PAS-8, PAS-9, PAS-10, Galaxy 3C, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.4 million. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 and will serve as in-orbit backups for the C-band portion of our Galaxy 16 satellite once it is placed in service. In addition, Galaxy 9 also serves as a back-up for Galaxy 12. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $280.6 million as of June 30, 2006.

Of the insured satellites, as of June 30, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.3 years as of June 30, 2006.

At June 30, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value and other insurable costs of approximately $1,142.7 million. Of this amount, $1,055.5 million related to uninsured satellites and $87.2 million related to the satellite insured by a Significant Exclusion Policy. Upon the expiration of the insurance policies, there can be no assurance that we will procure new policies.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

Customer and Vendor Obligations

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2006, we had commitments under these customer and vendor contracts which aggregated approximately $201.9 million related to the provision of equipment, services and other support.

In July 2005, we entered into a series of contracts, one of which obligates us to guarantee the performance of one of our customers serving as the general contractor for an unrelated third party under a Contractor’s Bond in the amount of approximately $8.8 million. We believe that if the customer defaults on its obligations to the unrelated third party, we will take the place of the customer as the general contractor on the overall project. Accordingly, we have recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of our obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We have also determined that we have no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” because the likelihood that we will be required to perform under the agreements is remote.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the completion of the project, which is expected to occur within the next year, we will be relieved from our non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage of the overall project completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of June 30, 2006, the balances of the liability and the related deferred charge were both approximately $0.4 million.

Change-in-Control Obligations

Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control. The closing of the Intelsat Merger on July 3, 2006 constituted a change in control which satisfied the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements will become payable by us if an involuntary termination of an executive occurs during the periods specified by the agreements. As a result of the completion of the Intelsat Merger, certain of our senior executives were involuntarily terminated. Certain of our other senior executives were offered, and accepted, employment with post-merger Intelsat and as a result, were not eligible to receive any payments related to their respective change-in-control agreements. The pre-tax cost of termination-related benefits specified by the severance agreements of those senior executives that were involuntarily terminated was $8.5 million, which was expensed in July 2006 in connection with the closing of the Intelsat Merger.

In connection with the Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. Retention bonuses totaling approximately $9.6 million have been designated for employees, of which $4.1 million has been expensed through June 30, 2006. The remainder of $5.5 million will be expensed over the required employee service periods following the completion of the Intelsat Merger through the first quarter of 2008. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). As a result of the completion of the Intelsat Merger, a change-in-control (as defined in the plan) occurred in July 2006. The total expected cost of future severance and related costs to be paid pursuant to the 2005 Severance Pay Plan as a result of the completion of the Intelsat Merger is estimated to be approximately $16.0 million.

As more fully described in Note 8 “Stock Based Compensation”, we and Holdco granted stock options to certain employees and non-employee directors subsequent to the Recapitalization. The options granted by us were assumed by Holdco in October 2004. The vesting of the stock options was to accelerate in the event of certain changes in control of Holdco. In addition, certain employees received deferred stock units, each of which represented the notional right to receive a share of Holdco common stock. Upon the completion of the Intelsat Merger, all outstanding options and other equity based arrangements, with the exception of 168,349 stock options which were converted into options of Intelsat Holdings, Ltd., became fully vested and were converted into a right to receive cash as required by the Intelsat Merger Agreement. The holders of such equity based arrangements received the $25 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends) as a result of the completion of the Merger. In the third quarter of 2006, we expect to record total costs related to these equity based arrangements of between $100 million and $110 million as a result of the completion of the Intelsat Merger on July 3, 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate that the maximum tax costs related to the executive change-in-control obligations and the stock based compensation obligations, including reimbursement of employee excise taxes and lost income tax deductions, will be approximately $35 million.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.1 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. However, there can be no assurance that the tax authorities will not appeal this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of June 30, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

In relation to the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $49.4 million receivable at June 30, 2006 related to foreign withholding tax claims made against us by the Indian government, the related payments made to date by us on those claims, and for certain other foreign and domestic tax claims against us and tax payments made by us.

Additional Tax Contingencies

Management has increased its accrual by $5.2 million related to tax exposure items for periods prior to 2006 and recorded an additional expense in this amount in the second quarter of 2006. Management does not believe this item to be material with respect to the year as a whole.

Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

We currently have outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

We are involved in litigation in the normal course of our operations. Management does not believe the outcome of such matters will have a material effect on the consolidated financial statements.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Certain Relationships and Related Transactions

Transactions with the Prior Sponsors and their Affiliates

The Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco’s initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Prior Sponsors were entitled to receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Prior Sponsors perform services above and beyond those previously called for by the agreements. During the three months ended June 30, 2005 and 2006, we reimbursed the Prior Sponsors for approximately $75 thousand and $40 thousand, respectively, and during the six months ended June 30, 2005 and 2006, we reimbursed the Prior Sponsors for approximately $98 thousand and $48 thousand, respectively, for expenses incurred. Certain members of our former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors.

We provide satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenues for these services were $0.6 million and $0.7 million for the three months ended June 30, 2005 and 2006, respectively and $1.2 million and $1.5 million for the six months ended June 30, 2005 and 2006, respectively. As of December 31, 2005 and June 30, 2006, we had customer receivables related to these affiliates of approximately $550 thousand and $28 thousand, respectively. Included in our total contracted backlog of $4.56 billion as of June 30, 2006 is approximately $13.5 million of contracted backlog from these affiliates of the Prior Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Prior Sponsors. This company was no longer an affiliate of the Prior Sponsor in 2006.

Other Related Party Transactions

We have a 50% ownership interest in the Horizons-1 joint venture, which we account for under the equity method of accounting. We lease Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the three months ended June 30, 2005 and 2006, we recorded expenses of approximately $0.9 million and $1.0 million, respectively, and during the six months ended June 30, 2005 and 2006, we recorded expenses of approximately $1.8 million and $2.0 million, respectively, in relation to the lease of such Ku-band satellite capacity. Additionally, we provide telemetry, tracking and control services for the Horizons-1 satellite. During the three months ended June 30, 2005 and 2006, we recorded revenues of approximately $0.2 million in each period. During the six months ended June 30, 2005 and 2006, we recorded revenues of approximately $0.3 million in each period.

Other Relationships

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer, owns a minority

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the three months ended June 30, 2005 and 2006, we paid approximately $30 thousand and $30 thousand, respectively, and during the six months ended June 30, 2005 and 2006, we paid approximately $95 thousand and $61 thousand, respectively, in expenses for services provided by R. Thompson & Co.

During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.0 million, respectively, during the three months ended June 30, 2005 and 2006 and $0.5 million and $0.0 million for the six months ended June 30, 2005 and 2006, respectively, of expenses related to Capstone Consulting, all of which was paid through June 30, 2005.

13.    Operating Segments

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. We organized our company into two operating segments based upon the types of customers served, services provided and the economic characteristics of each segment. Our operating segments as of June 30, 2006 were:

Fixed Satellite Services (“FSS”): Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home, or DTH, television and provide TT&C and network services to customers.

The DIRECTV Group and The News Corporation, which are customers of our FSS segment, comprised approximately 15.2% and 11.2%, respectively, of our total revenues for the three months ended June 30, 2006 and 15.6% and 11.7%, respectively, of our total revenues for the six months ended June 30, 2006.

Government Services (“G2”): Through G2, we provided global satellite and related telecommunications services to the federal government, international government entities, and their contractors.

On June 30, 2006, G2 Satellite Solutions Corporation recorded a dividend to its parent, Intelsat Corp, in the amount of approximately $19.6 million to settle an inter-company balance. This transaction resulted in a decrease in the total assets and shareholder’s equity of our G2 segment of approximately $19.6 million and a decrease in the total liabilities and an increase in stockholder’s equity of our FSS segment of the same amount. This was an inter-company transaction and therefore had no effect on the consolidated financial statements of either Holdco or us.

Following completion of the Intelsat Merger, IGen acquired our subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments largely outside of the segment operating managers’ control (“Segment EBITDA”). Segment EBITDA is presented herein because our chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results.

Selected information for our operating segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
FSS	$198,448	$215,464	$392,317	$415,547
G2	22,522	21,244	42,981	41,089
Eliminations	(7,118)	(7,178)	(12,638)	(13,877)

Total Revenues	$213,852	$229,530	$422,660	$442,759

Depreciation and Amortization Expense:
FSS	$66,875	$68,720	$136,350	$138,062
G2	290	177	580	593

Total Depreciation and Amortization Expense	$67,165	$68,897	$136,930	$138,655

Income from Operations:
FSS	$72,126	$105,112	$141,618	$207,409
G2	3,502	3,973	6,504	7,235

Total Income from Operations	$75,628	$109,085	$148,122	$214,644

Segment EBITDA:
FSS	$163,316	$170,395	$323,365	$336,553

G2	$4,068	$4,293	$7,490	$7,961

Capital Expenditures:
FSS	$52,190	$79,646	$66,476	$128,353
G2	476	148	1,240	912

Total Capital Expenditures	$52,666	$79,794	$67,716	$129,265

	December 31, 2005	June 30, 2006
Assets:
FSS	$4,808,402	$4,779,720
G2	44,933	25,374
Eliminations	(25,254)	(10,774)

Total Assets	$4,828,081	$4,794,320

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a reconciliation of income from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
FSS Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$72,126	$105,112	$141,618	$207,409
Depreciation and amortization	66,875	68,720	136,350	138,062

EBITDA	139,001	173,832	277,968	345,471
Adjustment of sales-type leases to operating leases (a)	6,677	3,261	13,210	8,762
Loss on termination of sales-type lease (b)	—	—	2,307	—
Restructuring charges (c)	140	(12)	3,359	(26)
Reserves for long-term receivables (d)	(1,450)	(1,943)	(4,303)	(1,943)
Transaction-related costs (e)	12	832	10,545	2,712
Loss on investment (f)	—	3,316	—	3,316
(Gain) loss on undesignated interest rate swap (g)	18,637	(9,900)	18,637	(23,140)
Other items (h)	299	1,009	1,642	1,401

Segment EBITDA	$163,316	$170,395	$323,365	$336,553

G2 Operating Segment:
Reconciliation of income from operations to Segment EBITDA:
Income from operations	$3,502	$3,973	$6,504	$7,235
Depreciation and amortization	290	177	580	593

EBITDA	3,792	4,150	7,084	7,828
Restructuring charges (c)	276	—	406	(10)
Transaction-related costs (e)	—	143	—	143

Segment EBITDA	$4,068	$4,293	$7,490	$7,961

(a)	For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.
(b)	For the six months ended June 30, 2005, loss on termination of sales-type lease represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer’s sales-type lease agreements to an operating lease agreement in the first quarter of 2005.
(c)	Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 9. “Facilities Restructuring and Severance Costs”).
(d)

For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellite that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced, and as a result, these satellites and their related assets were no

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

longer insured. For the three and six months ended June 30, 2006, amount represents the reversal of approximately $1.9 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our PAS-10 satellite that is no longer insured. During the second quarter of 2006, the insurance policies covering our PAS-10 and Galaxy 3C satellites expired and were not replaced, and as a result, these satellites and their related assets were no longer insured.

(e)	For the three months ended June 30, 2005, amount primarily represents costs associated with Holdco’s initial public offering. For the three months ended June 30, 2006, amount represents costs associated with the Intelsat Merger. For the six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Prior Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us, (ii) costs associated with Holdco’s initial public offering and (iii) non-capitalizable third party costs. For the six months ended June 30, 2006, amount represents costs associated with the Intelsat Merger.
(f)	For the three and six months ended June 30, 2006, loss on investment represents an impairment loss in relation to an investment that we account for under the cost method. (See Note 14. “Investment in Equity Securities—Cost Method”).
(g)	For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation prior to the swap being designated as a hedge and qualifying for hedge accounting treatment under generally accepted accounting principles. For the three and six months ended June 30, 2006, amount represents the change in the fair value of the interest rate swap and swap interest earned. During the six months ended June 30, 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under generally accepted accounting principles.
(h)	For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Prior Sponsors, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinued operations, offset by $0.1 million gain on disposal of fixed assets and $0.1 million gain from an equity investment. For the six months ended June 30, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Prior Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $0.6 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment. For the three months ended June 30, 2006, other items consist of (i) $0.1 million of non-cash amortization of acquisition-related costs, (ii) $0.1 million of non-cash stock compensation expense and (iii) $0.7 million loss on disposal of fixed assets, and $0.1 million of non-cash amortization related to a customer guarantee. For the six months ended June 30, 2006, other items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense and (iii) $0.8 million loss on disposal of fixed assets, less $0.1 million of gains on equity investment.

14.    Investment in Equity Securities—Cost Method

In June 2006, we recorded an impairment loss of approximately $3.3 million in relation to an investment that we account for under the cost method. We have determined that the decline in the fair value of this investment is other than temporary and, as a result, the cost basis of this investment was written down to its fair value of approximately $0.4 million.

15.    Condensed Consolidating Financial Information

Our 8 1/2% senior notes due 2012 and our 2014 senior notes are unconditionally guaranteed by certain of our domestic subsidiaries. The following disclosures reflect our Condensed Consolidating Financial Information for the periods presented.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8 1/2% Senior Notes due 2012

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2005, management determined that the previously presented condensed consolidating financial data for 2004 and 2005 did not reflect the investments in subsidiaries within Intelsat Corp under the equity method for purposes of the supplemental combining disclosure. The presentation within the supplemental combining disclosure within the March 31, 2006 Form 10-Q was restated to reflect all investments in subsidiaries under the equity method. In connection with the preparation of this quarterly report, it was determined that certain of the previously adjusted data disclosed in the supplemental combining disclosure within the March 31, 2006 Form 10-Q must be restated to properly reflect the impact of the application of the equity method with respect to previously reported balance sheet data as of December 31, 2004 and 2005 and March 31, 2006. Additionally, certain reclassifications were required to conform to the current period presentation.

The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in the parent’s investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The changes in presentation did not affect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Obligations under our 8 1/2% senior notes due 2012 are unconditionally guaranteed on a joint and several basis by certain of our existing domestic subsidiaries. In the first quarter of 2004, we reorganized portions of our subsidiary structure so that certain of our government sales activities operate through a wholly owned subsidiary, G2 Satellite Solutions Corporation. As a result, we are required to present consolidating financial information for our company and our subsidiaries within the notes to our condensed consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X. In the second quarter of 2004, we determined that our non-guarantor subsidiaries, which at that time only included our foreign subsidiaries which do not guarantee the 8 1/2% senior notes due 2012, were no longer minor (as defined in Rule 3-10 (h) of Regulation S-X). Our satellite operating companies, which were formed during 2004, are also considered non-guarantor subsidiaries under our 8 1/2% senior notes due 2012, as all domestic subsidiaries formed subsequent to the consummation of the offering of these notes are not considered guarantors under these notes. Therefore, these non-guarantor subsidiaries are included within the following condensed consolidating financial statements for our 8 1/2% senior notes due 2012.

The following condensed consolidating financial information presents the results of operations and cash flows of Intelsat Corp, the Guarantor Subsidiaries, the Non-guarantor Subsidiaries (which are our international subsidiaries and our satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following information does not reflect the changes effected to our debt structure in connection with the completion of the Intelsat Merger on July 3, 2006.

INTELSAT CORPORATION

(FORMERLY PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$198,491	$23,980	$208,591	$(220,717)	$210,345
Outright sales and sales-type leases	3,507	—	—	—	3,507

Total revenues	201,998	23,980	208,591	(220,717)	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,450)	—	—	—	(1,450)
Depreciation and amortization	6,914	419	59,832	—	67,165
Direct operating costs (exclusive of depreciation and amortization)	208,730	18,075	27,803	(220,717)	33,891
Selling, general and administrative expenses	17,618	1,715	232	—	19,565
Facilities restructuring and severance costs	202	214	—	—	416
Loss on undesignated interest rate swap	18,637	—	—	—	18,637

Total operating costs and expenses	250,651	20,423	87,867	(220,717)	138,224

INCOME (LOSS) FROM OPERATIONS	(48,653)	3,557	120,724	—	75,628
INTEREST EXPENSE—Net	76,022	—	18,754	—	94,776

INCOME (LOSS) BEFORE INCOME TAXES	(124,675)	3,557	101,970	—	(19,148)
INCOME TAX EXPENSE (BENEFIT)	(37,334)	1,477	35,585	—	(272)
EQUITY IN EARNINGS OF SUBSIDIARIES	68,465	—	—	(68,465)	—

NET INCOME (LOSS)	$(18,876)	$2,080	$66,385	$(68,465)	$(18,876)

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$223,955	$25,216	$213,885	$(236,429)	$226,627
Outright sales and sales-type leases	2,903	—	—	—	2,903

Total revenues	226,858	25,216	213,885	(236,429)	229,530

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	5,769	453	62,675	—	68,897
Direct operating costs (exclusive of depreciation and amortization)	224,544	19,464	30,187	(236,429)	37,766
Selling, general and administrative expenses	19,566	1,599	1,144	—	22,309
Loss on investment	3,316	—	—	—	3,316
Gain on undesignated interest rate swap	(9,900)	—	—	—	(9,900)

Total operating costs and expenses	241,352	21,516	94,006	(236,429)	120,445

INCOME (LOSS) FROM OPERATIONS	(14,494)	3,700	119,879	—	109,085
INTEREST EXPENSE (INCOME)—Net	35,653	(1)	18,785	—	54,437

INCOME (LOSS) BEFORE INCOME TAXES	(50,147)	3,701	101,094	—	54,648
INCOME TAX EXPENSE (BENEFIT)	(16,742)	2,959	35,661	—	21,878
EQUITY IN EARNINGS OF SUBSIDIARIES	66,175	—	—	(66,175)	—

NET INCOME	$32,770	$742	$65,433	$(66,175)	$32,770

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$397,570	$45,834	$412,787	$(440,645)	$415,546
Outright sales and sales-type leases	7,114	—	—	—	7,114

Total revenues	404,684	45,834	412,787	(440,645)	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	14,199	991	121,740	—	136,930
Direct operating costs (exclusive of depreciation and amortization)	419,091	34,853	55,539	(440,645)	68,838
Selling, general and administrative expenses	32,698	3,093	2,129	—	37,920
Prior Sponsor management fee	10,444	—	—	—	10,444
Facilities restructuring and severance costs	3,370	395	—	—	3,765
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	18,637	—	—	—	18,637

Total operating costs and expenses	496,443	39,332	179,408	(440,645)	274,538

INCOME (LOSS) FROM OPERATIONS	(91,759)	6,502	233,379	—	148,122
INTEREST EXPENSE (INCOME)—Net	126,273	(61)	37,391	—	163,603

INCOME (LOSS) BEFORE INCOME TAXES	(218,032)	6,563	195,988	—	(15,481)
INCOME TAX EXPENSE (BENEFIT)	(75,008)	2,770	69,000	—	(3,238)
EQUITY IN EARNINGS OF SUBSIDIARIES	130,781	—	—	(130,781)	—

NET INCOME (LOSS)	$(12,243)	$3,793	$126,988	$(130,781)	$(12,243)

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$430,185	$48,821	$416,093	$(458,235)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenues	436,080	48,821	416,093	(458,235)	442,759

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	12,136	1,118	125,401	—	138,655
Direct operating costs (exclusive of depreciation and amortization)	432,855	36,614	59,743	(458,235)	70,977
Selling, general and administrative expenses	35,153	3,004	2,093	—	40,250
Loss on investment	3,316	—	—	—	3,316
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating costs and expenses	458,377	40,736	187,237	(458,235)	228,115

INCOME (LOSS) FROM OPERATIONS	(22,297)	8,085	228,856	—	214,644
INTEREST EXPENSE (INCOME)—Net	70,248	(11)	37,364	—	107,601

INCOME (LOSS) BEFORE INCOME TAXES	(92,545)	8,096	191,492	—	107,043
INCOME TAX EXPENSE (BENEFIT)	(34,522)	4,040	67,731	—	37,249
EQUITY IN EARNINGS OF SUBSIDIARIES	127,817	—	—	(127,817)	—

NET INCOME	$69,794	$4,056	$123,761	$(127,817)	$69,794

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT DECEMBER 31, 2005

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	40,305	23,226	2,887	—	66,418
Net investment in sales-type leases	12,260	—	—	—	12,260
Prepaid expenses and other (principally prepaid insurance)	123,114	156	642	(103,769)	20,143
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	313,571	23,382	8,293	(103,769)	241,477
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	494,299	4,774	1,450,487	—	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	64,913	—	—	—	64,913
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,163,510	1,824	2,666	(840,000)	328,000
INVESTMENT IN AFFILIATES AND SUBSIDIARIES	1,194,042	—	—	(1,194,042)	—
DUE FROM AFFILIATES	(15,803)	24,023	859,078	(867,298)	—

TOTAL ASSETS	$5,453,208	$59,458	$2,320,524	$(3,005,109)	$4,828,081

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	13,240	—	—	—	13,240
Accrued interest payable	37,103	—	103,769	(103,769)	37,103
Due to Affiliates	50,233	—	—	—	50,233
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	15,265	104,778	(103,769)	226,951
LONG-TERM DEBT	2,915,400	—	840,000	(840,000)	2,915,400
DEFERRED INCOME TAXES	(192,514)	—	216,826	—	24,312
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	348,037	519	332	—	348,888
DUE TO AFFILIATES	859,078	8,220	—	(867,298)	—

TOTAL LIABILITIES	4,140,678	24,004	1,161,936	(1,811,067)	3,515,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	10,069	855,152	(865,221)	803,545
Retained earnings	512,500	28,803	303,436	(332,239)	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,312,530	35,454	1,158,588	(1,194,042)	1,312,530

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,453,208	$59,458	$2,320,524	$(3,005,109)	$4,828,081

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT JUNE 30, 2006

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,522	$1,012	$6,522	$—	$73,056
Accounts receivable—net	61,334	22,170	4,284	—	87,788
Net investment in sales-type leases	10,189	—	—	—	10,189
Prepaid expenses and other (principally prepaid insurance)	85,360	41	154	(75,600)	9,955
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	239,116	23,223	10,960	(75,600)	197,699
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	616,282	5,942	1,324,392	—	1,946,616
NET INVESTMENT IN SALES-TYPE LEASES	62,150	—	—	—	62,150
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,175,797	4,489	3,438	(840,000)	343,724
INVESTMENT IN AFFILIATES AND SUBSIDIARIES	1,300,626	—	—	(1,300,626)	—
DUE FROM AFFILIATES	(5,286)	15,270	1,141,629	(1,151,613)	—

TOTAL ASSETS	$5,627,361	$54,379	$2,480,419	$(3,367,839)	$4,794,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$107,980	$7,072	$3,853	$—	$118,905
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	12,591	—	—	—	12,591
Accrued interest payable	36,364	—	75,600	(75,600)	36,364
Due to Affiliates	—	—	—	—	—
Deferred gains and revenues	30,786	5,267	—	—	36,053

Total current liabilities	204,321	12,339	79,453	(75,600)	220,513
LONG-TERM DEBT	2,907,100	—	840,000	(840,000)	2,907,100
DEFERRED INCOME TAXES	(228,367)	—	282,962	—	54,595
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	361,441	2,260	325	—	364,026
DUE TO AFFILIATES	1,134,780	17,783	(950)	(1,151,613)	—

TOTAL LIABILITIES	4,379,275	32,382	1,201,790	(2,067,213)	3,546,234

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	10,069	853,420	(863,489)	803,545
Retained earnings	447,277	15,346	425,209	(440,555)	447,277
Accumulated other comprehensive income	682	—	—	—	682
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,248,086	21,997	1,278,629	(1,300,626)	1,248,086

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,627,361	$54,379	$2,480,419	$(3,367,839)	$4,794,320

As discussed above, management determined that the previously presented condensed consolidating financial data as of December 31, 2004 and 2005 and March 31, 2006 did not properly reflect the investments in subsidiaries within Intelsat Corp under the equity method for purposes of the supplemental combining disclosure. Had the equity method of accounting for Intelsat Corp’s investments in subsidiaries been properly applied, the principal difference in the originally reported condensed consolidating balance sheet would have been an increase in the non-current assets of Intelsat Corp of $580.1 million and $328.8 million as of December 31, 2004 and 2005, respectively and a decrease in the non-current assets of Intelsat Corp of $1.2 billion as of March 31, 2006, and corresponding increases or decreases in stockholder’s equity for the same periods. Equity method accounting would have resulted in the elimination of these changes in the Eliminations column, and there would have been no impact on our consolidated total assets or total liabilities and stockholder’s equity as previously reported as of December 31, 2004 and 2005 or March 31, 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,243)	$3,793	$126,988	$(130,781)	$(12,243)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,199	991	121,740	—	136,930
Deferred income taxes	(73,448)	—	68,504	—	(4,944)
Equity in earnings of subsidiaries	(130,781)	—	—	130,781	—
Amortization of debt issuance costs and other deferred charges	9,749	—	—	—	9,749
Provision for uncollectible receivables	33	—	—	—	33
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Facilities restructuring and severance costs	3,765	—	—	—	3,765
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Other non-cash items	8,214	(562)	(9,316)	—	(1,664)
Changes in assets and liabilities:
Collections on investments in sales-type leases	13,219	—	—	—	13,219
Operating leases and other receivables	(36,597)	4,804	1,449	37,489	7,145
Prepaid expenses and other assets	2,323	2,155	(872)	—	3,606
Accounts payable and accrued liabilities	(18,039)	1,007	36,660	(37,489)	(17,861)
Due from affiliates	6,414	(104)	885	(7,195)	—
Due to affiliates	346,893	(7,195)	(346,768)	7,195	125
Deferred gains and revenues	(3,723)	(4,918)	—	—	(8,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	170,780	(29)	(730)	—	170,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(67,873)	29	128	—	(67,716)
Proceeds from sale of teleport	3,161	—	—	—	3,161

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(64,712)	29	128	—	(64,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution by parent	658,350	—	—	—	658,350
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Dividends to stockholder	(5,278)	—	—	—	(5,278)
Capitalized debt issuance costs	(632)	—	—	—	(632)
Repayments of incentive obligations	(6,441)	—	—	—	(6,441)

NET CASH USED IN FINANCING ACTIVITIES	(25,901)	—	—	—	(25,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,247	—	—	—	1,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,414	—	(602)	—	80,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,311	$—	$8,108	$—	$119,419

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,794	$4,056	$123,761	$(127,817)	$69,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,136	1,118	125,401	—	138,655
Deferred income taxes	(36,569)	—	66,862	—	30,293
Equity in earnings of subsidiaries	(127,817)	—	—	127,817	—
Amortization of debt issuance costs and other deferred charges	10,701	30	10	—	10,741
Provision for uncollectible receivables	(1,903)	—	—	—	(1,903)
Gain on undesignated interest rate swap	(20,303)	—	—	—	(20,303)
Loss on termination of sales-type leases	(1,943)	—	—	—	(1,943)
Loss on investment	3,316	—	—	—	3,316
Other non-cash items	1,519	119	(2,016)	—	(378)
Changes in assets and liabilities:
Collections on investments in sales-type leases	8,761	—	—	—	8,761
Operating leases and other receivables	(60,767)	3,762	(2,166)	37,489	(21,682)
Prepaid expenses and other assets	2,361	115	475	—	2,951
Accounts payable and accrued liabilities	21,410	(1,826)	37,590	(37,489)	19,685
Due from affiliates	10,770	(9,024)	(7,515)	5,769	—
Due to affiliates	341,715	5,769	(340,819)	(5,769)	896
Deferred gains and revenues	13,538	(2,209)	176	—	11,505

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,719	1,910	1,759	—	250,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(128,353)	(912)	—	—	(129,265)
Distribution from equity investment	1,796	—	—	—	1,796
Acquisitions, net of cash acquired	(5,556)	14	(1)	—	(5,543)

NET CASH USED IN INVESTING ACTIVITIES	(132,113)	(898)	(1)	—	(133,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholder	(186,481)	—	—	—	(186,481)
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Repayments of incentive obligations	(5,683)	—	—	—	(5,683)

NET CASH USED IN FINANCING ACTIVITIES	(170,292)	—	—	—	(170,292)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27	—	—	—	27

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,659)	1,012	1,758	—	(52,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,181	—	4,764	—	125,945

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,522	$1,012	$6,522	$—	$73,056

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014 Senior Notes

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2005, management determined that the previously presented condensed consolidating financial data for 2003, 2004 and 2005 did not reflect the investments in subsidiaries within Intelsat Corp under the equity method for purposes of the supplemental combining disclosure. The presentation within the supplemental combining disclosure within the March 31, 2006 Form 10-Q was restated to reflect all investments in subsidiaries under the equity method. In connection with the preparation of this quarterly report, it was determined that certain of the previously adjusted data disclosed in the supplemental combining disclosure within the March 31, 2006 Form 10-Q must be restated to properly reflect the impact of the application of the equity method with respect to previously reported balance sheet data as of December 31, 2003, 2004 and 2005 and March 31, 2006. Additionally, certain reclassifications were required to conform to the current period presentation.

The current presentation has been restated to reflect all investments in subsidiaries under the equity method. Net income (losses) of the subsidiaries accounted for under the equity method are therefore reflected in the parent’s investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The changes in presentation did not affect our consolidated financial position or consolidated results of operations, nor did the changes adversely impact our compliance with debt covenants or ratios.

Our 2014 senior notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. In the third and fourth quarters of 2004, we formed new domestic subsidiaries, which own our satellites. These subsidiaries are guarantors of our 2014 senior notes. As a result, we are now required to present condensed consolidating financial information for our company and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the Guarantor Subsidiaries (including our recently formed satellite operating companies) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following information does not reflect the changes effected to our debt structure in connection with the completion of the Intelsat Merger on July 3, 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$198,491	$226,848	$5,723	$(220,717)	$210,345
Outright sales and sales-type leases	3,507	—	—	—	3,507

Total revenues	201,998	226,848	5,723	(220,717)	213,852

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,450)	—	—	—	(1,450)
Depreciation and amortization	6,914	60,184	67	—	67,165
Direct operating costs (exclusive of depreciation and amortization)	208,730	45,588	290	(220,717)	33,891
Selling, general and administrative expenses	17,618	1,715	232	—	19,565
Facilities restructuring and severance costs	202	214	—	—	416
Loss on undesignated interest rate swap	18,637	—	—	—	18,637

Total operating costs and expenses	250,651	107,701	589	(220,717)	138,224

INCOME (LOSS) FROM OPERATIONS	(48,653)	119,147	5,134	—	75,628
INTEREST EXPENSE (INCOME)—Net	76,022	18,848	(94)	—	94,776

INCOME (LOSS) BEFORE INCOME TAXES	(124,675)	100,299	5,228	—	(19,148)
INCOME TAX EXPENSE (BENEFIT)	(37,334)	36,788	274	—	(272)
EQUITY IN EARNINGS OF SUBSIDIARIES	68,465	—	—	(68,465)	—

NET INCOME (LOSS)	$(18,876)	$63,511	$4,954	$(68,465)	$(18,876)

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$223,955	$230,378	$8,723	$(236,429)	$226,627
Outright sales and sales-type leases	2,903	—	—	—	2,903

Total revenues	226,858	230,378	8,723	(236,429)	229,530

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	5,769	61,362	1,766	—	68,897
Direct operating costs (exclusive of depreciation and amortization)	224,544	48,585	1,066	(236,429)	37,766
Selling, general and administrative expenses	19,566	1,599	1,144	—	22,309
Loss on investment	3,316	—	—	—	3,316
Gain on undesignated interest rate swap	(9,900)	—	—	—	(9,900)

Total operating costs and expenses	241,352	111,546	3,976	(236,429)	120,445

INCOME (LOSS) FROM OPERATIONS	(14,494)	118,832	4,747	—	109,085
INTEREST EXPENSE (INCOME)—Net	35,653	18,847	(63)	—	54,437

INCOME (LOSS) BEFORE INCOME TAXES	(50,147)	99,985	4,810	—	54,648
INCOME TAX EXPENSE (BENEFIT)	(16,742)	38,103	517	—	21,878
EQUITY IN EARNINGS OF SUBSIDIARIES	66,175	—	—	(66,175)	—

NET INCOME	$32,770	$61,882	$4,293	$(66,175)	$32,770

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$397,570	$447,403	$11,218	$(440,645)	$415,546
Outright sales and sales-type leases	7,114	—	—	—	7,114

Total revenues	404,684	447,403	11,218	(440,645)	422,660

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	14,199	122,588	143	—	136,930
Direct operating costs (exclusive of depreciation and amortization)	419,091	89,654	738	(440,645)	68,838
Selling, general and administrative expenses	32,698	3,093	2,129	—	37,920
Prior Sponsor management fee	10,444	—	—	—	10,444
Facilities restructuring and severance costs	3,370	395	—	—	3,765
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	18,637	—	—	—	18,637

Total operating costs and expenses	496,443	215,730	3,010	(440,645)	274,538

INCOME (LOSS) FROM OPERATIONS	(91,759)	231,673	8,208	—	148,122
INTEREST EXPENSE (INCOME)—Net	126,273	37,428	(98)	—	163,603

INCOME (LOSS) BEFORE INCOME TAXES	(218,032)	194,245	8,306	—	(15,481)
INCOME TAX EXPENSE (BENEFIT)	(75,008)	71,274	496	—	(3,238)
EQUITY IN EARNINGS OF SUBSIDIARIES	130,781	—	—	(130,781)	—

NET INCOME (LOSS)	$(12,243)	$122,971	$7,810	$(130,781)	$(12,243)

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Operating leases, satellite services and other	$430,185	$448,810	$16,104	$(458,235)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenues	436,080	448,810	16,104	(458,235)	442,759

OPERATING COSTS AND EXPENSES:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Direct operating costs (exclusive of depreciation and amortization)	432,855	94,300	2,057	(458,235)	70,977
Selling, general and administrative expenses	35,153	3,004	2,093	—	40,250
Loss on investment	3,316	—	—	—	3,316
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating costs and expenses	458,377	220,328	7,645	(458,235)	228,115

INCOME (LOSS) FROM OPERATIONS	(22,297)	228,482	8,459	—	214,644
INTEREST EXPENSE (INCOME)—Net	70,248	37,478	(125)	—	107,601

INCOME (LOSS) BEFORE INCOME TAXES	(92,545)	191,004	8,584	—	107,043
INCOME TAX EXPENSE (BENEFIT)	(34,522)	70,802	969	—	37,249
EQUITY IN EARNINGS OF SUBSIDIARIES	127,817	—	—	(127,817)	—

NET INCOME	$69,794	$120,202	$7,615	$(127,817)	$69,794

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT DECEMBER 31, 2005

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	40,305	23,226	2,887	—	66,418
Net investment in sales-type leases	12,260	—	—	—	12,260
Prepaid expenses and other (principally prepaid insurance)	123,114	156	642	(103,769)	20,143
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	313,571	23,382	8,293	(103,769)	241,477
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	494,299	1,388,587	66,674	—	1,949,560
NET INVESTMENT IN SALES-TYPE LEASES	64,913	—	—	—	64,913
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,163,510	1,824	2,666	(840,000)	328,000
INVESTMENT IN AFFILIATES AND SUBSIDIARIES	1,194,042	—	—	(1,194,042)	—
DUE FROM AFFILIATES	(15,803)	946,284	(63,183)	(867,298)	—

TOTAL ASSETS	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	13,240	—	—	—	13,240
Accrued interest payable	37,103	103,769	—	(103,769)	37,103
Due to affiliates	50,233	—	—	—	50,233
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	119,034	1,009	(103,769)	226,951
LONG-TERM DEBT	2,915,400	840,000	—	(840,000)	2,915,400
DEFERRED INCOME TAXES	(192,514)	217,064	(238)	—	24,312
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	130,973	519	332	—	348,888
DUE TO AFFILIATES	859,078	8,220	—	(867,298)	—

TOTAL LIABILITIES	4,140,678	1,184,837	1,103	(1,811,067)	3,515,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	866,047	(826)	(865,221)	803,545
Retained earnings	512,500	318,066	14,173	(332,239)	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,312,530	1,180,695	13,347	(1,194,042)	1,312,530

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT JUNE 30, 2006

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,522	$1,012	$6,522	$—	$73,056
Accounts receivable—net	61,334	22,170	4,284	—	87,788
Net investment in sales-type leases	10,189	—	—	—	10,189
Prepaid expenses and other (principally prepaid insurance)	85,360	41	154	(75,600)	9,955
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	239,116	23,223	10,960	(75,600)	197,699
SATELLITES AND OTHER PROPERTY AND EQUIPMENT—Net	616,282	1,267,132	63,202	—	1,946,616
NET INVESTMENT IN SALES-TYPE LEASES	62,150	—	—	—	62,150
GOODWILL	2,238,676	5,455	—	—	2,244,131
DEFERRED CHARGES AND OTHER ASSETS—Net	1,175,797	4,489	3,438	(840,000)	343,724
INVESTMENT IN AFFILIATES AND SUBSIDIARIES	1,300,626	—	—	(1,300,626)	—
DUE FROM AFFILIATES	(5,286)	1,212,568	(55,669)	(1,151,613)	—

TOTAL ASSETS	$5,627,361	$2,512,867	$21,931	$(3,367,839)	$4,794,320

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$107,980	$7,072	$3,853	$—	$118,905
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives	12,591	—	—	—	12,591
Accrued interest payable	36,364	75,600	—	(75,600)	36,364
Due to Affiliates	—	—	—	—	—
Deferred gains and revenues	30,786	5,267	—	—	36,053

Total current liabilities	204,321	87,939	3,853	(75,600)	220,513
LONG-TERM DEBT	2,907,100	840,000	—	(840,000)	2,907,100
DEFERRED INCOME TAXES	(228,367)	283,227	(265)	—	54,595
DEFERRED CREDITS AND OTHER (principally customer deposits, satellite incentive obligations and deferred revenue)	361,441	2,260	325	—	364,026
DUE TO AFFILIATES	1,134,780	17,783	(950)	(1,151,613)	—

TOTAL LIABILITIES	4,379,275	1,231,209	2,963	(2,067,213)	3,546,234

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common Stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	803,545	864,320	(831)	(863,489)	803,545
Retained earnings	447,277	420,756	19,799	(440,555)	447,277
Accumulated other comprehensive income	682	—	—	—	682
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,248,086	1,281,658	18,968	(1,300,626)	1,248,086

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,627,361	$2,512,867	$21,931	$(3,367,839)	$4,794,320

As discussed above, management determined that the previously presented condensed consolidating financial data as of December 31, 2003, 2004 and 2005 and March 31, 2006 did not properly reflect the investments in subsidiaries within Intelsat Corp under the equity method for purposes of the supplemental combining disclosure. Had the equity method of accounting for Intelsat Corp’s investments in subsidiaries been properly applied, the principal difference in the originally reported condensed consolidating balance sheet would have been an increase in the non-current assets of Intelsat Corp of $526.5 million, $580.1 million and $328.8 million as of December 31, 2003, 2004 and 2005, and a decrease in the non-current assets of Intelsat Corp of $1.2 billion as of March 31, 2006; and corresponding increases or decreases in stockholder’s equity for the same periods. Equity method accounting would have resulted in the elimination of these changes in the Eliminations column, and there would have been no impact on our consolidated total assets or total liabilities and stockholder’s equity as previously reported as of December 31, 2003, 2004 and 2005 or March 31, 2006.

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,243)	$122,971	$7,810	$(130,781)	$(12,243)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,199	122,588	143	—	136,930
Deferred income taxes	(73,448)	68,504	—	—	(4,944)
Equity in earnings of subsidiaries	(130,781)	—	—	130,781	—
Amortization of debt issuance costs and other deferred charges	9,749	—	—	—	9,749
Provision for uncollectible receivables	33	—	—	—	33
Loss on early extinguishment of debt	24,161	—	—	—	24,161
Facilities restructuring and severance costs	3,765	—	—	—	3,765
Reversal of sales-type lease liabilities	(4,303)	—	—	—	(4,303)
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	18,637	—	—	—	18,637
Other non-cash items	8,214	(562)	(9,316)	—	(1,664)
Changes in assets and liabilities:
Collections on investments in sales-type leases	13,219	—	—	—	13,219
Operating leases and other receivables	(36,597)	4,804	1,449	37,489	7,145
Prepaid expenses and other assets	2,323	2,155	(872)	—	3,606
Accounts payable and accrued liabilities	(18,039)	38,496	(829)	(37,489)	(17,861)
Due from affiliates	6,414	(104)	885	(7,195)	—
Due to affiliates	346,893	(353,963)	—	7,195	125
Deferred gains and revenues	(3,723)	(4,918)	—	—	(8,641)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	170,780	(29)	(730)	—	170,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(67,873)	29	128	—	(67,716)
Proceeds from sale of teleport	3,161	—	—	—	3,161

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(64,712)	29	128	—	(64,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution by parent	658,350	—	—	—	658,350
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Dividends to stockholder	(5,278)	—	—	—	(5,278)
Capitalized debt issuance costs	(632)	—	—	—	(632)
Repayments of incentive obligations	(6,441)	—	—	—	(6,441)

NET CASH USED IN FINANCING ACTIVITIES	(25,901)	—	—	—	(25,901)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,247	—	—	—	1,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,414	—	(602)	—	80,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,897	—	8,710	—	38,607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,311	$—	$8,108	$—	$119,419

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,794	$120,202	$7,615	$(127,817)	$69,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Deferred income taxes	(36,569)	66,761	101	—	30,293
Equity in earnings of subsidiaries	(127,817)	—	—	127,817	—
Amortization of debt issuance costs and other deferred charges	10,701	30	10	—	10,741
Provision for uncollectible receivables	(1,903)	—	—	—	(1,903)
Gain on undesignated interest rate swap	(20,303)	—	—	—	(20,303)
Loss on termination of sales-type leases	(1,943)	—	—	—	(1,943)
Loss on investment	3,316	—	—	—	3,316
Other non-cash items	1,519	119	(2,016)	—	(378)
Changes in assets and liabilities:
Collections on investments in sales-type leases	8,761	—	—	—	8,761
Operating leases and other receivables	(60,767)	3,762	(2,166)	37,489	(21,682)
Prepaid expenses and other assets	2,361	115	475	—	2,951
Accounts payable and accrued liabilities	21,410	35,663	101	(37,489)	19,685
Due from affiliates	10,770	(9,024)	(7,515)	5,769	—
Due to affiliates	341,715	(336,533)	1,483	(5,769)	896
Deferred gains and revenues	13,538	(2,209)	176	—	11,505

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,719	1,910	1,759	—	250,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (including capitalized interest)	(128,353)	(912)	—	—	(129,265)
Distribution from equity investment	1,796	—	—	—	1,796
Acquisitions, net of cash acquired	(5,556)	14	(1)	—	(5,543)

NET CASH USED IN INVESTING ACTIVITIES	(132,113)	(898)	(1)	—	(133,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholder	(186,481)	—	—	—	(186,481)
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Repayments of incentive obligations	(5,683)	—	—	—	(5,683)

NET CASH USED IN FINANCING ACTIVITIES	(170,292)	—	—	—	(170,292)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27	—	—	—	27

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,659)	1,012	1,758	—	(52,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,181	—	4,764	—	125,945

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,522	$1,012	$6,522	$—	$73,056

INTELSAT CORPORATION

(FORMERLY KNOWN AS PANAMSAT CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109 Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, liquidity, and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2006, any amendments thereto, and all of our other filings with the SEC from March 10, 2006 through the date of this report. Unless otherwise indicated, the following discussion and analysis does not give effect to, nor reflect the impact of, the Intelsat Merger, as defined below, and related transactions, which were completed on July 3, 2006.

Management Overview

In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

We and our industry face certain challenges. Our experience continues to indicate that the demand for video services in many of the global markets we serve is relatively flat; we have experienced pricing pressure in certain markets due to overcapacity and regional economic conditions; and some of our customers are trying to rationalize their cost structures, including satellite capacity costs, to match their existing and projected revenues. All of these challenges could negatively affect our revenues. Notwithstanding these challenges, we experienced growth in video services revenues during the first six months of 2006 due primarily to additional operating lease revenues resulting from new customer arrangements on our Galaxy 15 satellite, which was placed in service in March 2006, and new customer arrangements entered into with direct-to-home, or DTH, customers in our North American, Pacific and Indian Ocean regions. Additionally, occasional use services increased primarily due to additional services for coverage of the 2006 Winter Olympics. We also continue to see expansion potential with the increasing acceptance of new technologies such as digital cable and high-definition television, or HDTV, and through the further expansion of our cable neighborhoods. We are also well positioned to provide additional capacity to U.S. DTH service providers as they expand services to their customers. We expect to see growth in our network services revenues as developing markets increase their use of VSATs (very small aperture terminals) and other private network services. We continued to focus our efforts on selling bandwidth and related services to new markets, including the U.S. government, which has consistently increased its use of commercial satellites in recent years. Finally, relative to our competitors, we believe we are in a strong position for dealing with these challenges. In response to these challenges, we continue to provide high quality services and value to our customers to win, keep and/or expand their business.

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used the net proceeds to make a capital contribution to us of approximately $658.4 million and to pay a $200 million dividend to its then existing stockholders. We used this equity contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35% of the outstanding principal amount, of our 9% senior notes due 2014, referred to as the 2014 senior notes, and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005.

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering, and remained in effect until the closing of the Intelsat Merger (as defined below) on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, we recorded dividends of $4.5 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006. On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Merger (as defined below) in July 2006.

On August 29, 2005, Holdco and Intelsat (Bermuda), Ltd., or Intelsat Bermuda, announced that the two companies had signed a definitive merger agreement, referred to as the Intelsat Merger Agreement, under which Intelsat Bermuda would acquire Holdco and its sole subsidiary, PanAmSat Corporation, for $25 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition was consummated (the “Intelsat Merger”). Under the agreement, which was approved unanimously by the boards of directors of both companies, Intelsat Bermuda would acquire all of Holdco’s outstanding common shares. Also in connection with the Intelsat Merger, our board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

On October 26, 2005, Holdco’s shareholders approved and adopted the Intelsat Merger Agreement. Also on October 26, 2005, Holdco received a request from the United States Department of Justice, or DOJ, for additional information and documentary materials in connection with the Intelsat Merger. On January 20, 2006, Holdco was informed by the Committee on Foreign Investment in the United States, or CFIUS, that CFIUS had reviewed a joint voluntary notice delivered to it by the parties to the Intelsat Merger Agreement, and had concluded that there were no issues of national security sufficient to warrant an investigation under Section 721 of the U.S. Defense Production Act of 1950, as amended (commonly referred to as “Exon-Florio”). On May 25, 2006, Holdco was informed that the DOJ had closed its antitrust investigation of the Intelsat Merger. Acting under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the DOJ did not seek to condition, and did not otherwise comment on, the Intelsat Merger. On June 19, 2006, the Federal Communications Commission approved the Intelsat Merger.

On July 3, 2006, Intelsat Bermuda completed the acquisition of Holdco, pursuant to the Intelsat Merger Agreement, with Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, merging with and into Holdco, with Holdco surviving the merger, and each share of common stock of Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. On July 3, 2006, the common stock of PanAmSat Holding Corporation (Symbol “PA”) was de-listed from the New York Stock Exchange.

Prior to, and in connection with the completion of the Intelsat Merger, on May 30, 2006, Holdco commenced an offer to purchase, referred to as the Tender Offer, any and all of its outstanding $416.0 million aggregate principal amount at maturity 10 3/8% Senior Discount Notes due 2014, referred to as the 10 3/8% Senior Discount Notes. In connection with the Tender Offer, Holdco also solicited the consent of the holders of its 10 3/8% Senior Discount Notes to amend the indenture governing the 10 3/8% Senior Discount Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in that indenture. The amendment to the indenture governing the 10 3/8% Senior Discount Notes was approved by the requisite holders of the 10 3/8% Senior Discount Notes on June 14, 2006 and entered into as of July 3, 2006, at which time approximately 99.65% of the outstanding 10 3/8% Senior Discount Notes were repurchased by Holdco. The 10 3/8% Senior Discount Notes not tendered to Holdco in the Tender Offer, remain outstanding. This Tender Offer had no impact on our consolidated financial statements.

Consummation of the Intelsat Merger resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture therefor. Intelsat Bermuda has obtained commitments from certain financial institutions to provide us with necessary funding to make such repurchases, should we be required to do so. These commitments, however, are subject to the satisfaction or waiver of certain customary conditions. We commenced an offer to purchase the 2014 senior notes, referred to as the Change of Control Offer, on August 2, 2006. The Change of Control Offer expires on September 26, 2006.

In connection with the completion of the Intelsat Merger, our board of directors authorized the amendment of our senior secured credit facilities (the “July 2006 Amended and Restated Credit Agreement”), which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Merger. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our Credit Agreement dated as of August 20, 2004, as previously amended and restated as of March 22, 2005 (the “March 2005 Amended and Restated Credit Agreement”), and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million Revolving Credit Facility with a six year maturity. Up to $150.0 million of the Revolving Credit Facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the Revolving Credit Facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the Revolving Credit Facility on a dollar for dollar basis. The Revolving Credit Facility is available on a revolving basis from July 3, 2006 and terminating six years later. Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

Also in connection with the Intelsat Merger, the board of directors of Holdco authorized in principle the issuance of $975.0 million aggregate principle amount of senior notes in favor of Intelsat Bermuda to fund a portion of the consideration to be paid to stockholders of Holdco and an additional senior promissory note in the principal amount of approximately $306.4 million to fund the Tender Offer. On July 3, 2006, in connection with the closing of the Intelsat Merger, these notes, referred to collectively as the Intelsat Bermuda Loans, were issued. The Intelsat Bermuda Loans consist of a senior promissory note in the principal amount of $725.0 million and senior discount notes in the principal amount of $250.0 million. The senior promissory note in the principal amount of $725.0 million bears interest at a rate of 11.25% per annum, compounded semi-annually, matures on June 15, 2016, and has interest payable semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2006. The senior discount notes in the principal amount of $250.0 million mature on June 15, 2016 and accrete at the rate of 10.875% per annum, compounded semi-annually to, but not including, July 3, 2009. From and after July 3, 2009, Holdco may elect a “cash pay” option, whereby cash interest on the senior discount notes will accrue at the rate of 10.875% per annum, and will be payable semi-annually in arrears on June 15th and December 15th of each year following the cash pay election date. If the cash pay option is not elected, the senior discount notes will accrete to approximately $718.0 million at maturity on June 15, 2016. The senior promissory note in the amount of approximately $306.4 million bears interest at the rate of 11.25% per annum, compounded semi-annually, matures on June 15, 2016, and has interest payable semi-annually in arrears on June 15th and December 15th, commencing on December 15, 2006.

On July 3, 2006, also in connection with the Intelsat Merger, we issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the New Opco Notes. The Intelsat Merger, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, and: $260.0 million principal amount Floating Rate Senior Notes due 2013 (the “Intelsat Bermuda Floating Rate Notes”), $1,330.0 million principal amount 11 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount 9 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

Following completion of the Intelsat Merger, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda (“IGen”), acquired our subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity.

Following the completion of the Intelsat Merger, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. In addition, substantially all of the Intelsat entities, following the Intelsat Merger, including Holdco and us have entered into a master intercompany services agreement pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that our board of directors and the board of directors of Intelsat Bermuda and Holdco have determined to be fair.

As a result of the Intelsat Merger Transactions, the accounting for sales-type leases to be acquired in the Intelsat Merger Transactions will change to conform to Intelsat, Ltd.’s current accounting policies. We recognized as revenues at the inception of the lease the net present value of the future minimum lease payments, and continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. Additionally, we previously sold all rights and title to transponders to customers, and the customers in turn paid the full amount of the sale price in cash at the commencement of the contract. As a result of the change to conform accounting policies, these sales-type leases and previous outright sales will be recognized as service contracts, and a liability for our obligations will be established and recorded within deferred revenue as a result of purchase accounting. The deferred revenue will be recognized over the remaining service period.

Furthermore, the purchase price and related costs of the Intelsat Merger Transactions will be allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which will be based in part on the work of third-party appraisers. More specifically, our assets and liabilities will be adjusted to fair value as of the closing date of the Intelsat Merger Transactions. As a result of these adjustments, our depreciation and amortization expense will increase significantly. Also, our interest expense will increase due to the interest on the New Opco Notes and interest accrued from the amortization of the net discount applied to the face value of our outstanding long-tem debt. This discount resulted from a lower estimated fair value of this long-term debt.

In connection with the closing of the Intelsat Merger, we have identified various cost-savings initiatives that have been or will be implemented in connection with and following the closing of the Intelsat Merger. These initiatives include workforce reductions and related salaries and benefits savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $47.8 million in estimated annual net operating cost savings in the near to medium term resulting from the Intelsat Merger Transactions.

In order to achieve these expected annual savings, we believe it will be necessary to incur approximately $90 million in one-time expenditures. Approximately $48 million of these costs are expected to relate to relocation, retention, severance and other costs projected to be incurred to achieve a fully integrated and reduced workforce. We believe approximately $26 million of these costs will be incurred to achieve the projected cost savings for satellite, communications and commercial operations, including the integration of satellite control facilities of both companies. Other projected transition costs are expected to include system integration costs, professional fees and costs associated with early termination of existing leases and other binding commitments.

Results of Operations—Three Months Ended June 30, 2005 and 2006

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2005	2006
	(In thousands except percentages)
Revenues
Operating leases, satellite services and other	$210,345	$226,627	$16,282	7.7%
Outright sales and sales-type leases	3,507	2,903	(604)	(17.2)%

Total revenues	213,852	229,530	15,678	7.3%

Costs and expenses
Cost of outright sales and sales-type leases	(1,450)	(1,943)	(493)	(34.0)%
Depreciation and amortization expense	67,165	68,897	1,732	2.6%
Direct operating costs (exclusive of depreciation and amortization)	33,891	37,766	3,875	11.4%
Selling, general and administrative expenses	19,565	22,309	2,744	14.0%
Loss on investment	—	3,316	3,316	—
Facilities restructuring and severance costs	416	—	(416)	(100.0)%
(Gain) loss on undesignated interest rate swap	18,637	(9,900)	(28,537)	NM

Total operating costs and expenses	138,224	120,445	(17,779)	(12.9)%

Income from operations	75,628	109,085	33,457	44.2%
Interest expense—Net	94,776	54,437	(40,339)	(42.6)%

Income (loss) before income taxes	(19,148)	54,648	73,796	NM
Income tax expense (benefit)	(272)	21,878	22,150	NM

Net income (loss)	$(18,876)	$32,770	$51,646	NM

NM = Not meaningful as percentage is greater that 100%.

Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $9.7 million, higher network services revenues of $6.4 million and higher consulting/technical services revenues of $0.8 million, partially offset by a $1.3 million decrease in government services revenues, as compared to the three months ended June 30, 2005.

Cost of Outright Sales and Sales-type Leases—The decrease in cost of sales-type leases was due to the reversal of approximately $1.9 million of in-orbit insurance liabilities during the quarter ended June 30, 2006, representing previously recorded expenses for a sales-type lease on our PAS-10 satellite that is no longer insured. In May 2006, the insurance policy covering our PAS-10 satellite expired and was not replaced and, as a result, this satellite and its related assets were no longer insured. This decrease was partially offset by approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that were no longer insured during the three months ended June 30, 2005. In April 2005, the insurance policy covering our Galaxy 4R satellite expired and was not replaced and, as a result, this satellite and its related assets were no longer insured.

Depreciation and Amortization Expense—The increase in depreciation and amortization was due primarily to increased depreciation of $3.5 million as a result of new satellites placed in service subsequent to June 30, 2005, increased depreciation of $1.6 million on our PAS-12 satellite acquired in August 2005 and increased depreciation of $0.5 million resulting from reduced end of life estimates for our Galaxy 4R and Galaxy 9 satellites in the second half of 2005. These increases were offset by lower depreciation of $2.8 million on our SBS 6 satellite, which was fully depreciated in November 2005; and lower non-satellite depreciation of approximately $0.8 million due to disposals of property, plant and equipment and reduced non-satellite capital expenditures.

Direct Operating Costs (exclusive of depreciation and amortization)—The increase in direct operating costs, as compared to the three months ended June 30, 2005, was due primarily to an increase in direct third party costs associated with the resale of capacity to a video customer, consulting costs related to launch services, and broadcast services related to the 2006 FIFA World Cup totaling approximately $3.8 million.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $2.7 million as compared to the same period in 2005 primarily as a result of $1.1 million of additional employee compensation costs primarily due to incentive bonuses earned prior to the Intelsat Merger, $1.0 million of retention costs recorded in the second quarter of 2006 related to the Intelsat Merger and a $0.8 million loss on disposal of fixed assets as compared to the three months ended June 30, 2005.

Loss on Investment—Loss on investment represented an impairment loss of approximately $3.3 million in relation to an investment that we accounted for under the cost method. We determined that the decline in the fair value of this investment was other than temporary and, as a result, the cost basis of this investment was written down to its fair value.

Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $0.4 million and $0.0 million for the three months ended June 30, 2005 and 2006, respectively. During the three months ended June 30, 2005, we recorded charges of $0.4 million related to our severance plans. No such costs were recorded during the three months ended June 30, 2006.

(Gain) Loss on Undesignated Interest Rate Swap—On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore the changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations for the three months ended June 30, 2005. The $9.9 million gain on undesignated interest rate swap during the second quarter of 2006 represents the increase in the fair value of our $1.25 billion interest rate swap. During this period, the interest rate swap was undesignated and therefore this increase was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended June 30, 2006 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”).

Income from Operations—Income from operations increased by $33.5 million as compared to the three months ended June 30, 2005 primarily due to increased revenues of $15.7 million and the increase in the fair value of our undesignated interest rate swap of approximately $28.5 million over the same period in 2005. These increases were partially offset by the increases in depreciation and amortization of $1.7 million, direct operating costs of $3.9 million, selling, general and administrative costs of $2.7 million and the loss on investment of $3.3 million as described above.

Interest Expense—Net consisted of the following (in thousands):

	Three Months Ended June 30,		Dollar Change
	2005	2006
Gross interest expense	$101,758	$63,069	$(38,689)
Less: Interest income	738	1,562	824
Less: Capitalized interest	6,244	7,070	826

Total interest expense, net	$94,776	$54,437	$(40,339)

Interest expense—net decreased primarily as a result of lower outstanding indebtedness during the three months ended June 30, 2006, partially offset by higher average interest rates during this period as compared to the same period in 2005. The reduction in debt was a result of the payment of $28.4 million of our Term Loan A Facility and the repayment of $353.5 million, or 35% of the outstanding principal amount, of our 2014 senior notes during the three months ended June 30, 2005. Additionally, during the quarter ended June 30, 2005, we recorded approximately $46.5 million of debt extinguishment costs within interest expense, including $0.9 million of debt issuance costs as a result of the repayment of $28.4 million of indebtedness under our senior secured credit facilities, $13.8 million related to the redemption of a portion of our outstanding 2014 senior notes and a $31.8 million premium paid in relation to the redemption of these notes during this period.

Income Tax Expense (Benefit)—The increase in the 2006 income tax expense of approximately $22.2 million from the 2005 income tax benefit of $0.3 million was due primarily to the increase in income before income taxes in 2006 resulting from the items described above, as well as a reduction in the 2006 extraterritorial income exclusion benefit resulting from the partial phase-out of this benefit, and the recording of additional expense in the second quarter of 2006 related to tax exposure items for periods prior to 2006.

The effective income tax rate for the three months ended June 30, 2006 was 40.0% as compared to an income tax benefit of 1.4% for the three months ended June 30, 2005.

Results of Operations—Six Months Ended June 30, 2005 and 2006

	Six Months Ended March 31,		Dollar Change	Percentage Change
	2005	2006
	(In thousands except percentages)
Revenues
Operating leases, satellite services and other	$415,546	$436,864	$21,318	5.1%
Outright sales and sales-type leases	7,114	5,895	(1,219)	(17.1)%

Total revenues	422,660	442,759	20,099	4.8%

Costs and expenses
Cost of outright sales and sales-type leases	(4,303)	(1,943)	2,360	54.8%
Depreciation and amortization expense	136,930	138,655	1,725	1.3%
Direct operating costs (exclusive of depreciation and amortization)	68,838	70,977	2,139	3.1%
Selling, general and administrative expenses	37,920	40,250	2,330	6.1%
Prior Sponsor management fees	10,444	—	(10,444)	(100.0)%
Loss on investment	—	3,316	3,316	—
Facilities restructuring and severance costs	3,765	—	(3,765)	(100.0)%
Loss on termination of sales-type lease	2,307	—	(2,307)	(100.0)%
Gain on undesignated interest rate swap	18,637	(23,140)	(41,777)	NM

Total operating costs and expenses	274,538	228,115	(46,423)	(16.9)%

Income from operations	148,122	214,644	66,522	44.9%
Interest expense—Net	163,603	107,601	(56,002)	(34.2)%

Income (loss) before income taxes	(15,481)	107,043	122,524	NM
Income tax expense (benefit)	(3,238)	37,249	40,487	NM

Net income(loss)	$(12,243)	$69,794	$82,037	NM

NM = Not meaningful as percentage is greater that 100%.

Total Revenues—The increase in total revenues was primarily attributable to higher video services revenues of $14.0 million, higher network services revenues of $6.1 million and higher consulting/technical services revenues of $1.8 million, partially offset by a $1.9 million decrease in government services revenues, as compared to the six months ended June 30, 2005.

Cost of Outright Sales and Sales-type Leases—The increase in cost of sales-type leases was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that were no longer insured during the six months ended June 30, 2005. These insurance policies expired during the six months ended June 30, 2005, were not replaced and, as a result, these satellites and their related assets were no longer insured. This increase was partially offset by the reversal of approximately $1.9 million of in-orbit insurance liabilities during the quarter ended June 30, 2006, representing previously recorded expenses for a sales-type lease on our PAS-10 satellite that is no longer insured. In May 2006, the insurance policy covering our PAS-10 satellite expired and was not replaced and, as a result, this satellite and its related assets were no longer insured.

Depreciation and Amortization Expense—The increase in depreciation and amortization was due primarily to increased depreciation of $7.0 million as a result of new satellites placed in service subsequent to June 30, 2005, increased depreciation of $3.3 million on our PAS-12 satellite acquired in August 2005, and increased depreciation of $1.1 million resulting from reduced end of life estimates for our Galaxy 4R and Galaxy 9 satellites in the second half of 2005. These increases were offset by lower depreciation of $5.6 million on our

SBS 6 satellite which was fully depreciated in November 2005; lower depreciation of $2.2 million on our Galaxy 3R satellite, which was fully depreciated in January 2005; and lower non-satellite depreciation of approximately $1.5 million due to disposals of property, plant and equipment and reduced non-satellite capital expenditures.

Direct Operating Costs (exclusive of depreciation and amortization)—The increase in total direct operating costs, as compared to the six months ended June 30, 2005, was due primarily to an increase in direct third party costs associated with the resale of capacity to a video customer, consulting costs related to launch services, broadcast services related to the 2006 Winter Olympics and FIFA World Cup totaling approximately $3.7 million, an increase in engineering operations costs of approximately $1.6 million due to ordinary course salary increases over 2005 and certain engineering expenses incurred in regard to the 2006 Winter Olympics and the FIFA World Cup. These increases were partially offset by a decrease in our government services segment (“G2”) direct operating costs of approximately $3.6 million.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $2.3 million as compared to the same period in 2005 primarily as a result of $2.9 million of retention costs recorded in the first six months of 2006 related to the Intelsat Merger, $1.3 million of additional employee compensation costs primarily due to incentive bonuses earned prior to the Intelsat Merger and a $0.7 million loss on disposal of fixed assets, partially offset by a reduction in bad debt expense of approximately $1.9 million, as compared to the six months ended June 30, 2005.

Sponsor Management Fees—Our Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the six months ended June 30, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment. No such costs were recorded during the six months ended June 30, 2006.

Loss on Investment—Loss on investment represents an impairment loss of approximately $3.3 million in relation to an investment that we account for under the cost method. We have determined that the decline in the fair value of this investment is other than temporary and, as a result, the cost basis of this investment was written down to its fair value during the second quarter of 2006.

Facilities Restructuring and Severance Costs—Facilities restructuring and severance costs were $3.8 million and $0.0 million for the six months ended June 30, 2005 and 2006, respectively. During the six months ended June 30, 2005, we recorded charges of $2.5 million representing certain costs incurred in relation to equipment transferred to other locations in 2005 under our teleport consolidation plan, a non-cash charge of approximately $0.4 million in relation to increased future lease costs for one of our idle facilities under our facilities restructuring plan and charges of $0.8 million related to our severance plans. No such costs were recorded during the six months ended June 30, 2006.

Loss on termination of sales-type lease—During the first quarter of 2005, we recorded a loss of $2.3 million in relation to the amendment of a customer’s sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement. No such costs were recorded during the six months ended June 30, 2006.

(Gain) Loss on Undesignated Interest Rate Swap— On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million on March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and therefore the changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations for the three months ended June 30, 2005. The $23.1 million gain on undesignated interest rate swap during the first six months of 2006 represents the increase in the fair value of our $1.25 billion interest rate swap. During this period, the interest rate swap was undesignated and therefore this increase was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2006, pursuant to SFAS 133.

Income from Operations—Income from operations increased by $66.5 million as compared to the six months ended June 30, 2005, primarily due to the increase in the fair value of our undesignated interest rate swap of approximately $41.8 million over the same period in 2005. Also contributing to the increase were increased revenues of $20.1 million, the non-recurrence of the $10.4 million of Prior Sponsor management fees, the $3.8 million of facilities restructuring and severance costs and the $2.3 million loss on termination of sales-type lease which were recorded during the six months ended June 30, 2005. These increases were partially offset by the increases in cost of outright sales and sales-type leases, depreciation and amortization expense, direct operating costs and selling, general and administrative costs, totaling approximately $8.6 million, and the $3.3 million loss on investment as described above.

Interest Expense—Net consisted of the following (in thousands):

	Six Months Ended June 30,		Dollar Change
	2005	2006
Gross interest expense	$175,858	$123,424	$(52,434)
Less: Interest income	1,301	2,845	1,544
Less: Capitalized interest	10,954	12,978	2,024

Total interest expense, net	$163,603	$107,601	$(56,002)

Interest expense—net decreased primarily as a result of lower outstanding indebtedness during the six months ended June 30, 2006, partially offset by higher average interest rates during this period as compared to the same period in 2005. The reduction in debt was a result of the payment of $318.4 million of our Term Loan A Facility, the payment of $8.3 million of our Term Loan B-1 Facility and the repayment of $353.5 million, or 35% of the outstanding principal amount, of our 2014 senior notes during 2005. Additionally, during the six months ended June 30, 2005, we recorded approximately $56.0 million of debt extinguishment costs within interest expense, including $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under our senior secured credit facilities, $13.8 million related to the redemption of a portion of our 2014 senior notes and a $31.8 million premium paid in relation to the redemption of these notes during this period.

Income Tax Expense (Benefit)— The increase in the 2006 income tax expense of approximately $40.5 million from the 2005 income tax benefit of $3.2 million was due primarily to the increase in income before income taxes in 2006 resulting from the items described above, as well as a reduction in the 2006 extraterritorial income exclusion benefit resulting from the partial phase-out of this benefit, and the recording of additional expense in the second quarter of 2006 related to tax exposure items for periods prior to 2006. Additionally, the tax benefit recorded during the first quarter of 2005 included an income tax benefit related to the $10.0 million Prior Sponsor management termination fee, which was treated as a discreet item for tax purposes.

The effective income tax rate for the six months ended June 30, 2006 was 34.8% as compared to an income tax benefit of 20.9% for the six months ended June 30, 2005.

Selected segment data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
Revenues:
FSS	$198,448	$215,464	$392,317	$415,547
G2	22,522	21,244	42,981	41,089
Eliminations	(7,118)	(7,178)	(12,638)	(13,877)

Total revenues	$213,852	$229,530	$422,660	$442,759

Income from operations:
FSS	$72,126	$105,112	$141,618	$207,409
G2	3,502	3,973	6,504	7,235

Total income from operations	$75,628	$109,085	$148,122	$214,644

Segment EBITDA:
FSS	$163,316	$170,395	$323,365	$336,553

G2	$4,068	$4,293	$7,490	$7,961

We evaluate the performance of our operating segments based on several factors, of which the primary financial measure is segment net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to exclude non-recurring items and other non-cash adjustments (“Segment EBITDA”). Segment EBITDA is presented because our chief operating decision maker evaluates and measures each business unit’s performance based on its Segment EBITDA results. See Note 13. “Operating Segments” to our condensed consolidated financial statements appearing elsewhere in this quarterly report for a reconciliation of income (loss) from operations to Segment EBITDA for our FSS operating segment and our G2 operating segment.

Our operations were comprised of the following two segments as of June 30, 2006:

Fixed Satellite Services (“FSS”)—Through FSS, we lease transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and DTH and provide telemetry, tracking and control, or TT&C, and network services to customers.

Government Services (“G2”)—Through G2, we provided global satellite and related telecommunications services to the U.S. government, international government entities, and their contractors. As noted above, following the completion of the Intelsat Merger, we sold this business to IGen.

FSS Segment

FSS Revenue by Service-Type

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
FSS Revenues:
Video Services	$136,395	$146,123	$271,273	$285,319
Network Services	49,253	55,661	99,245	105,342
Government Services	7,118	7,178	12,635	13,877
Consulting/Technical Services	5,682	6,502	9,164	11,009

Total FSS revenues	$198,448	$215,464	$392,317	$415,547

Three Months Ended June 30, 2005 and 2006:

Revenues. The $17.0 million increase in FSS revenues was primarily attributable to higher video services revenues of $9.7 million, higher network services revenues of $6.4 million, higher consulting/technical services revenues of $0.8 million and higher government services revenues of $0.1 million, as described in greater detail below.

Video Services. The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $6.7 million compared to the same period in 2005. The increase in program distribution revenues was primarily due to additional operating lease revenues resulting from new customer arrangements on our Galaxy 15 satellite, which was placed in service in March 2006. The increase in DTH services revenues was due primarily to new customer arrangements entered into with customers in our Atlantic, Pacific and Indian Ocean regions. Additionally, occasional use services increased by $3.6 million over the same period in 2005 primarily due to additional services for coverage of the 2006 FIFA World Cup.

Network Services. The increase in network services revenues was primarily due to net new customer arrangements in our Indian Ocean Region, including new customer revenues as a result of the acquisition of the Europe*Star business in the third quarter of 2005 and equipment sales to one of our telecommunications customers in North America.

Government Services. The increase in government services revenues as compared to the three months ended June 30, 2005 represented an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue is eliminated in consolidation.

Consulting/Technical Services. The increase in consulting/technical services revenues was primarily due to $3.5 million of additional revenues during the second quarter of 2006 resulting from a new launch services agreement. During the second quarter of 2005, we recorded equipment sales of approximately $2.0 million related to one of our consulting customers. There were no such equipment sales to consulting customers during the three months ended June 30, 2006.

Income from Operations. Income from operations increased by $33.0 million as compared to the three months ended June 30, 2005, primarily due to increased revenues of $17.0 million and the $28.5 million increase in the fair value of our undesignated interest rate swap over the same period in 2005. These increases were partially offset by the increases in depreciation and amortization of $1.8 million, direct operating costs of $5.3 million, selling, general and administrative costs of $2.8 million and the loss on investment of $3.3 million as described above.

Segment EBITDA. The increase in FSS Segment EBITDA of $7.1 million as compared to the three months ended June 30, 2005 was primarily due to increased adjusted FSS revenues of $14.6 million, partially offset by higher adjusted operating costs and expenses of $7.5 million. Adjusted revenues and operating expenses reflect adjustments to exclude non-recurring items and other non-cash adjustments used to calculate Segment EBITDA. (See Note 13. “Operating Segments” to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report.)

Six Months Ended June 30, 2005 and 2006:

Revenues. The $23.2 million increase in FSS revenues was primarily attributable to higher video services revenues of $14.0 million, higher network services revenues of $6.1 million, higher consulting/technical services revenues of $1.8 million, and higher government services revenues of $1.2 million, as described in greater detail below.

Video Services. The increase in video services revenues was primarily due to higher program distribution and DTH services revenues of approximately $9.4 million compared to the same period in 2005. The increase in program distribution revenues was primarily due to additional operating lease revenues resulting from new customer arrangements on our Galaxy 15 satellite, which was placed in service in March 2006. The increase in DTH services revenues was due primarily to new customer arrangements entered into with customers in our Atlantic, Pacific and Indian Ocean regions. Additionally, occasional use services increased by $5.8 million over the same period in 2005, primarily due to additional services for coverage of the 2006 Winter Olympics and FIFA World Cup.

Network Services. The increase in network services revenues was primarily due to net new customer arrangements in our Indian Ocean Region, including new customer revenues as a result of the acquisition of the Europe*Star business in the third quarter of 2005 and equipment sales to one of our telecommunications customers in North America.

Government Services. The increase in government services revenues as compared to the six months ended June 30, 2005 represented an increase in satellite capacity leased to our G2 segment by our FSS segment. This revenue is eliminated in consolidation.

Consulting/Technical Services. The increase in consulting/technical services revenues was primarily due to $3.6 million of additional revenues during the six months ended June 30, 2006 resulting from a new launch services agreement. During the six months ended June 30, 2005, we recorded equipment sales of approximately $2.0 million related to one of our consulting customers. There were no such equipment sales to consulting customers during the six months ended June 30, 2006.

Income from Operations. Income from operations increased by $65.8 million as compared to the six months ended June 30, 2005, primarily due to increased revenues of $23.2 million, the $41.8 million increase in the fair value of our undesignated interest rate swap over the same period in 2005, the non-recurrence of the $10.4 million of Prior Sponsor management fees, the $3.4 million of facilities restructuring and severance costs and the $2.3 million loss on termination of sales-type lease, which were recorded during the six months ended June 30, 2005. These increases were partially offset by the increases in depreciation and amortization of $1.7 million, direct operating costs of $5.7 million, selling and general administrative costs of $2.2 million and the loss on investment of $3.3 million as described above.

Segment EBITDA. The increase in FSS segment EBITDA of $13.2 million as compared to the six months ended June 30, 2005 was primarily due to increased adjusted FSS revenues of $18.8 million, partially offset by higher adjusted operating costs and expenses of $5.6 million. Adjusted revenues and operating expenses reflect adjustments to exclude non-recurring items and other non-cash adjustments used to calculate Segment EBITDA. (See Note 13. “Operating Segments” to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report.)

G2 Segment

Revenue. G2 segment revenues decreased by $1.3 million for the three months ended June 30, 2006 as compared to the same period in 2005, primarily due to a decrease in revenues related to the lease of FSS provided satellite capacity of $1.3 million, lower revenues related to the construction of an L-band payload on Galaxy 15 of $1.0 million and a decrease in the sales of equipment and other non-satellite products of $0.6 million, partially offset by an increase in revenues related to managed network solutions of $1.7 million. Reflected in this decrease was a significant change in the composition of revenues.

G2 segment revenues decreased by $1.9 million for the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to a decrease in the sales of equipment and other non-satellite products of $2.9 million, lower revenues related to the construction of an L-band payload on Galaxy 15 of $1.8 million and a decrease in revenues related to the lease of FSS provided satellite capacity of $0.8 million, partially offset by an increase in revenues related to managed network solutions of $3.6 million. Reflected in this decrease was a significant change in the composition of revenues.

Income from operations and Segment EBITDA. Income from operations increased $0.5 million and Segment EBITDA increased by $0.2 million for the three months ended June 30, 2006 as compared to the same period in

2005. These increases were primarily due to the shift in the composition of revenues described above. The focus on higher margin products and services also contributed to these increases. Restructuring charges of $0.3 million were included in income from operations for the three months ended June 30, 2005. These charges were excluded from Segment EBITDA for that same period in 2006.

Income from operations increased $0.7 million and segment EBITDA increased by $0.5 million for the six months ended June 30, 2006 as compared to the same period in 2005. These increases were primarily due to the shift in the composition of revenues described above. The focus on higher margin products and services also contributed to these increases. Restructuring charges of $0.4 million were included in income from operations for the six months ended June 30, 2005. These charges were excluded from Segment EBITDA for that same period in 2006.

On June 30, 2006, G2 Satellite Solutions Corporation recorded a dividend to its parent, Intelsat Corp, in the amount of approximately $19.6 million to settle an inter-company balance. This transaction resulted in a decrease in the total assets and shareholder’s equity of our G2 segment of approximately $19.6 million and a decrease in the total liabilities and an increase in stockholder’s equity of our FSS segment of the same amount. This was an inter-company transaction and therefore had no effect on the consolidated financial statements of either Holdco or us.

Contracted backlog

Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future cash payments to be received from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of March 31, 2006 and June 30, 2006 was $4.60 billion and $4.56 billion, respectively. The change in contracted backlog of approximately $39 million was the result of customer contract activity during the second quarter of 2006 (net new contracted backlog of approximately $186 million as a result of the execution of customer contracts partially offset by approximately $225 million of customer billings during the quarter). Our contracted backlog as of June 30, 2006 also included approximately $1.20 billion relating to future services on satellites we expect to launch. Included in the amounts above are 80 contracts representing total contracted backlog of $755.1 million, of which approximately $352.3 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights. Approximately $13.5 million of our contracted backlog as of June 30, 2006 represented the aggregate contracted backlog from affiliates of the Prior Sponsors.

Satellite Deployment Plan

Our construction and launch strategy has been to replace existing satellites as they approach the end of their useful lives. In addition, we selectively expand our global coverage, capacity and service offerings by deploying satellites into new orbital locations where we perceive sufficient customer demand and market opportunities.

On August 14, 2005, we successfully launched our Galaxy 14 satellite into orbit. This satellite subsequently replaced our Galaxy 12 satellite in January 2006 at 125 degrees WL and Galaxy 12 became an in-orbit spare.

On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of June 30, 2006, we received approximately

$77.5 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three year period beginning in the second half of 2006.

On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allow the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by late 2007.

On October 13, 2005, we successfully launched our Galaxy 15 satellite into orbit at 133 degrees WL. In late February 2006, our Galaxy 1R satellite was replaced by Galaxy 15 and on March 3, 2006, Galaxy 1R was de-orbited.

On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (“SCP”) and was taken out of service. This satellite had no net book value as of December 31, 2005, and this event is not expected to have a material impact on our future operations or financial results.

On June 18, 2006, we successfully launched our Galaxy 16 satellite into orbit. This satellite will replace our Galaxy 4R satellite at 99 degrees WL and is expected to be operational in the third quarter of 2006. Upon replacement, we expect to place our Galaxy 4R satellite into non-primary operating service at an inclined orbit at 77 degrees WL.

We expect to launch three satellites by the end of 2007. We plan to launch PAS-11 in the first quarter of 2007, Galaxy 18 in the second quarter of 2007 and the satellite which will be owned by the Horizons-2 joint venture in the third quarter of 2007.

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

Liquidity and Capital Resources

Holdco’s Initial Public Offering

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used a portion of the net proceeds to make a capital contribution to us of approximately $658.4 million. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35% of the outstanding principal amount, of our 2014 senior notes and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005.

Historical Dividend Policy

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering, and remained in effect until the closing of the Intelsat Merger on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, we recorded dividends of $4.5 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006. On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Merger in July 2006.

Cash and Cash Equivalents

At June 30, 2006, we had cash and cash equivalents of $73.1 million, compared to $125.9 million at December 31, 2005. During the six months ended June 30, 2006, we recorded the following significant transactions impacting cash and cash equivalents:

•	generated $250.4 million of cash flows from operations;

•	made $112.5 million of interest payments relating to our debt and incentive obligations (these interest payments are included within cash flows from operations);

•	made $129.3 million of capital expenditures;

•	paid $186.5 million of dividends to our stockholder; and

•	received $30.2 million of funding for capital expenditures from one of our customers.

	Six Months Ended June 30,		Dollar Change
	2005	2006
	(In thousands)
Net cash provided by operating activities	$170,021	$250,388	$80,367
Net cash used in investing activities	(64,555)	(133,012)	(68,457)
Net cash used in financing activities	(25,901)	(170,292)	(144,391)
Effect of exchange rate changes on cash	1,247	27	(1,220)

The increase in net cash provided by operating activities of $80.4 million was primarily due to an increase in cash provided by additional customer advance payments received of $34.4 million, a decrease in cash used for interest on indebtedness of $39.4 million and other increases in cash flows from operations of approximately

$31.3 million. These increases in cash flows from operations were partially offset by increases in customer billings and the timing of cash collections of approximately $24.7 million.

The increase in net cash used in investing activities was primarily due to higher capital expenditures of $61.5 million as compared to the same period in 2005 and $5.5 million of payments made during the six months ended June 30, 2006 related to our August 2005 Europe*Star acquisition.

Net cash used in financing activities during the six months ended June 30, 2006 increased by $144.4 million as compared to the same period in 2005. Net cash used in financing activities was approximately $170.3 million during the six months ended June 30, 2006. During this period, we paid $186.5 million of dividends to our stockholder, repaid $8.3 million of long-term debt under our senior secured credit facility and repaid incentive obligations of approximately $5.7 million. Offsetting these uses of cash was approximately $30.2 million of funding of capital expenditures received from one of our customers during the six months ended June 30, 2006. Net cash used in financing activities during the six months ended June 30, 2005 was $25.9 million, due primarily to the cash impact of Holdco’s initial public offering, which was completed in March 2005. As a result of its initial public offering, during the first quarter of 2005, Holdco made an additional equity investment in us of $658.4 million. We repaid $618.5 million of our long-term debt with these funds during the six months ended June 30, 2005. Additionally, during the first quarter of 2005, we made a voluntary debt repayment from cash on hand of approximately $53.4 million, paid $5.3 million of dividends to Holdco and repaid approximately $6.4 million of incentive obligations.

Our ability to make scheduled payments of principal, to pay the interest or special interest, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations, available cash and cash equivalents, together with borrowings available under our July 2006 Amended and Restated Credit Agreement, will be adequate to fund our operations and capital expenditures, and meet our debt obligations under our credit facility and indentures for at least the next 12 months.

Long-term Debt

As of June 30, 2006, long-term debt consisted of the following (in thousands):

6 3/8% Notes due 2008	$150,000
8 1/2% Notes due 2012	1,190
6 7/8% Notes due 2028	125,000
Transaction Related Financing:
Revolving Credit Facility	—
Term Loan A due 2009	355,910
Term Loan B-1 due 2011	1,635,100
2014 Senior Notes	656,500

2,923,700
Less: current maturities	16,600

Total Long-Term Debt	$2,907,100

At June 30, 2006, we had total debt outstanding of approximately $2.9 billion, including current maturities of $16.6 million related to our Term Loan B-1 Facility due 2011.

Holdco’s primary source of liquidity is cash flows generated from the operations of its subsidiaries, including us. Holdco’s ability to make payments on its debt obligations is dependent on the earnings and the distribution of funds from us. The agreements governing our senior secured credit facilities (as amended), our

2014 senior notes and the new debt we issued on July 3, 2006 (see below) are the contractual obligations of ours that significantly restrict our ability to pay dividends or otherwise transfer assets to Holdco.

On July 3, 2006, also in connection with the Intelsat Merger, we issued the New Opco Notes in an aggregate principal amount of $575.0 million. The Intelsat Merger, the Tender Offer and related fees and expense were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, the New Intelsat Bermuda Notes and the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

Our senior secured credit facilities which were entered into in connection with the Recapitalization were comprised of a $250.0 million revolving credit facility, which will terminate in August 2009, an $800.0 million Term Loan A Facility, which matures in August 2009 (of which $355.9 million was outstanding at June 30, 2006), and a $1,660.0 million Term Loan B-1 Facility, which matures in August 2011 (of which $1,635.1 million was outstanding at June 30, 2006). At June 30, 2006, the interest rate on the Term Loan A Facility was 7.05% (LIBOR of 5.30% plus 1.75%). At June 30, 2006, the Term Loan B-1 Facility had an interest rate of 7.18% (LIBOR of 5.18% plus 2.00%). These rates are subject to change based upon our total leverage ratio. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of June 30, 2006 on an annual basis was 0.25%. As of June 30, 2006, we had outstanding letters of credit totaling $54.6 million and the revolving credit facility was undrawn. Outstanding letters of credit reduce our ability to borrow against the revolving credit facility by an equivalent amount. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 1.75% as of June 30, 2006, although this interest rate is subject to adjustment based on our total leverage ratio. Borrowings under our senior secured credit facilities generally bear interest at the borrower’s option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin, and are subject to adjustment based on a pricing grid.

In connection with the completion of the Intelsat Merger, our board of directors authorized the amendment of our senior secured credit facilities, which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Merger. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our March 2005 Amended and Restated Credit Agreement, and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million Revolving Credit Facility with a six year maturity. Up to $150.0 million of the Revolving Credit Facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the Revolving Credit Facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the Revolving Credit Facility on a dollar for dollar basis. The Revolving Credit Facility is available on a revolving basis from July 3, 2006 and terminating six years later. Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

During the six months ended June 30, 2005, we recorded non-cash interest expense charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 million, or 35% of the outstanding principal amount, repayment of our 2014 senior notes in April 2005 and $318.4 million of voluntary debt repayments made on our Term Loan A Facility during this period. There were no such charges recorded during the six months ended June 30, 2006.

Our 2014 senior notes require interest payments to be made semi-annually, mature on August 15, 2014, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. (See Note 15. “Condensed Consolidating

Financial Information” to our consolidated financial statements appearing elsewhere in this quarterly report). Consummation of the Intelsat Merger resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture therefor. Intelsat Bermuda has obtained commitments from certain financial institutions to provide us with necessary funding to make such repurchases, should we be required to do so. These commitments, however, are subject to the satisfaction or waiver of certain customary conditions. We commenced a Change of Control Offer on August 2, 2006. The Change of Control Offer expires on September 26, 2006. As of June 30, 2006, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million which were issued in January 1998. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2006, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. As of June 30, 2006, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries. (See Note 15. “Condensed Consolidating Financial Information” to our consolidated financial statements appearing elsewhere in this quarterly report).

We are required to maintain certain financial covenants and are also subject to restrictive covenants under our borrowings. As of June 30, 2006, we were in compliance with all such covenants.

The indentures governing our 2014 senior notes, our New Opco Notes and our March 2005 Amended and Restated Credit Agreement contain financial covenant ratios, specifically total leverage and interest coverage ratios, that are calculated by reference to Intelsat Corp Adjusted EBITDA. Intelsat Corp Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, further adjusted to give effect to unusual items, non-cash items and other adjustments specifically required in calculating covenant ratios and compliance under the indentures governing our 2014 senior notes, our new Opco Notes and under our March 2005 Amended and Restated Credit Agreement. These adjustments include unusual items such as severance, relocation costs and one-time compensation charges, non-cash charges such as non-cash compensation expense and the other adjustments shown below. Intelsat Corp Adjusted EBITDA is a material component of these covenants. For instance, non-compliance with the financial ratio maintenance covenants contained in the senior secured credit facilities could result in the requirement that we immediately repay all amounts outstanding under such facilities and a prohibition on us paying dividends to Holdco, and non compliance with the debt incurrence ratios contained in our 2014 senior notes and New Opco Notes could prohibit us from being able to incur additional indebtedness or make restricted payments, including payments of dividends to Holdco, other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in the indentures, our ability to pay dividends is restricted by a formula based on the amount of Intelsat Corp Adjusted EBITDA. We believe the adjustments listed below are in accordance with the covenants discussed above.

Intelsat Corp Adjusted EBITDA is not a presentation made in accordance with GAAP, and does not purport to be an alternative to net income (loss) determined in accordance with GAAP or as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Additionally, Intelsat Corp Adjusted EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Intelsat Corp Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
Reconciliation of Net Cash Provided by Operating Activities to Net Income:
Net cash provided by operating activities	$112,989	$143,878	$170,021	$250,388
Depreciation and amortization	(67,165)	(68,897)	(136,930)	(138,655)
Deferred income taxes	(1,105)	(15,572)	4,944	(30,293)
Amortization of debt issuance costs and other deferred charges	(4,603)	(5,516)	(9,749)	(10,741)
Loss on early extinguishment of debt	(14,640)	—	(24,161)	—
Provision for uncollectible receivables	57	(216)	(33)	1,903
Facilities restructuring and severance costs	(416)	—	(3,765)	—
(Gain) loss on undesignated interest rate swap	(18,637)	8,035	(18,637)	20,303
Reversal of sales-type lease liabilities	1,450	1,943	4,303	1,943
Loss on investment	—	(3,316)	—	(3,316)
Loss on termination of sales-type lease	—	—	(2,307)	—
Other non-cash items	1,171	(110)	1,664	378
Changes in assets and liabilities, net of acquired assets and liabilities	(27,977)	(27,459)	2,407	(22,116)

Net income	$(18,876)	$32,770	$(12,243)	$69,794

Reconciliation of Net Income to EBITDA:
Net income	$(18,876)	$32,770	$(12,243)	$69,794
Interest expense, net	94,776	54,437	163,603	107,601
Income tax expense (benefit)	(272)	21,878	(3,238)	37,249
Depreciation and amortization	67,165	68,897	136,930	138,655

EBITDA	$142,793	$177,982	$285,052	$353,299

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
EBITDA	$142,793	$177,982	$285,052	$353,299
Adjustment of sales-type leases to operating leases (a)	6,677	3,261	13,210	8,762
Loss on termination of sales-type lease (b)	—	—	2,307	—
Restructuring charges (c)	416	(12)	3,765	(36)
Reserves for long-term receivables (d)	(1,450)	(1,943)	(4,303)	(1,943)
Transaction-related costs (e)	12	975	10,545	2,855
Loss on investment (f)	—	3,316	—	3,316
(Gain) loss on undesignated interest rate swap (g)	18,637	(9,900)	18,637	(23,140)
Other items (h)	299	1,009	1,642	1,401

Intelsat Corp Adjusted EBITDA	$167,384	$174,688	$330,855	$344,514

(a)	For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected.
(b)	For the six months ended June 30, 2005, loss on termination of sales-type lease represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer’s sales-type lease agreements to an operating lease agreement.
(c)	Restructuring charges represent severance costs, leasehold termination costs and/or other facility closure costs. (See Note 9. “Facilities Restructuring and Severance Costs” to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report).

(d)	For the three months ended June 30, 2005, amount represents the reversal of approximately $1.5 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R satellite that are no longer insured. For the six months ended June 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellite that are no longer insured. During the six months ended June 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets were no longer insured. For the three and six months ended June 30, 2006, amount represents the reversal of approximately $1.9 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our PAS-10 satellite that is no longer insured. During the second quarter of 2006, the insurance policies covering our PAS-10 and Galaxy 3C satellites expired and were not replaced, and as a result, these satellites and their related assets were no longer insured.
(e)	For the three months ended June 30, 2005, amount primarily represents costs associated with Holdco’s initial public offering. For the three months ended June 30, 2006, amount represents costs associated with the Intelsat Merger. For the six months ended June 30, 2005, amount represents (i) $10.0 million paid to the Prior Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us, (ii) costs associated with Holdco’s initial public offering and (iii) non-capitalizable third party costs. For the six months ended June 30, 2006, amount represents costs associated with the Intelsat Merger.
(f)	For the three and six months ended June 30, 2006, loss on investment represents an impairment loss in relation to an investment that we account for under the cost method. (See Note 14. “Investment in Equity Securities—Cost Method” to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report).
(g)	For the three and six months ended June 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation prior to the swap being designated as a hedge and qualifying for hedge accounting treatment under Generally Accepted Accounting Principles. For the three and six months ended June 30, 2006, amount represents the change in the fair value of the interest rate swap and swap interest earned. During the six months ended June 30, 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles.
(h)	For the three months ended June 30, 2005, other items consist of (i) $0.1 million of expenses for management advisory services from the Prior Sponsors, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.1 million of acquisition fees, and (iv) $0.2 million of loss from discontinued operations, offset by $0.1 million gain on disposal of fixed assets and $0.1 million gain from an equity investment. For the six months ended June 30, 2005, other items consist of (i) $0.5 million of expenses for management advisory services from the Prior Sponsors, (ii) $0.1 million loss on disposal of fixed assets, (iii) $0.6 million of non-cash stock compensation expense, (iv) $0.4 million loss from discontinued operations and (v) $0.1 million of acquisition costs, less $0.1 million of gains on equity investment. For the three months ended June 30, 2006, other items consist of (i) $0.1 million of non-cash amortization of acquisition-related costs, (ii) $0.1 million of non-cash stock compensation expense, (iii) $0.7 million loss on disposal of fixed assets, and (iv) $0.1 million of non-cash amortization related to a customer guarantee. For the six months ended June 30, 2006, other items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense and (iii) $0.8 million loss on disposal of fixed assets, less $0.1 million of gains on equity investment.

Future principal debt repayments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility, future refinancing of our debt and any future insurance proceeds received.

Interest Rate Swap Agreements

In accordance with the agreement governing our prior senior secured credit facilities that were repaid in 2004, we were party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In June of 2004, in connection with the repayment of the term loan B-1 Facility of our prior credit facility, our cash flow hedge became undesignated and, therefore, changes in the fair value of the interest rate swap have been recorded within our consolidated statement of operations from that time. The fair value of the outstanding interest rate swap agreement as of June 30, 2005, based on quoted market prices from the counterparty, reflected a short-term asset of approximately $46 thousand. In August 2005, this agreement expired.

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

The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The interest rate swap agreement remained undesignated through May 24, 2005, and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective and, therefore, qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within accumulated other comprehensive income (loss) in our consolidated balance sheet. The balance within accumulated other comprehensive income (loss) related to the interest rate swap was approximately $1.4 million and $1.3 million, net of income taxes at December 31, 2005 and June 30, 2006, respectively. For the six months ended June 30, 2005, $630 thousand of hedge ineffectiveness was recorded as additional interest expense.

Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge and, therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap has been undesignated from July 1, 2005 through June 30, 2006 and, therefore, the increase in the fair value of the interest rate swap from January 1, 2006 through June 30, 2006, and swap interest earned during the six months ended June 30, 2006 totaling $23.1 million were recorded within gain on undesignated interest rate swap in our consolidated statement of operations.

As of June 30, 2005, the long-term liability related to this interest rate swap of $22.1 million was included in deferred credits and other and as of June 30, 2006, the asset related to this interest rate swap of $24.2 million was included in deferred charges and other assets—net within our condensed consolidated balance sheet.

On the interest rate reset date of June 14, 2006, the interest rate which the counterparties will utilize on September 14, 2006 to compute interest due to us was determined to be 5.319%. This will result in the counterparties paying us approximately $2.9 million on September 14, 2006 (the difference between the rate we must pay of 4.422% and the rate we will receive from the counterparties of 5.319%).

Facilities Restructuring and Severance Costs

Facilities restructuring and severance costs were $0.4 million and $0.0 million for the three months ended June 30, 2005 and 2006, and $3.8 million and $0.0 million for the six months ended June 30, 2005 and 2006, respectively.

In January 2003, our management approved a plan to consolidate certain of our teleports in order to improve customer service and reduce operating costs. This teleport consolidation plan included the closure of certain owned teleports and the reduction of services at our Fillmore and Castle Rock teleports. Under this plan, our Homestead, Florida teleport was closed in 2003 and, in June 2004, we closed our Spring Creek, New York teleport. We sold our Spring Creek teleport on October 28, 2004, and our Homestead teleport on June 3, 2005. During the three months ended June 30, 2005 and 2006, we did not record any charges related to this teleport consolidation plan. During the six months ended June 30, 2005 and 2006, we recorded charges of $2.5 million and $0.0 million, respectively, related to this teleport consolidation plan, representing costs to relocate equipment.

On March 29, 2002, our management approved a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. In an effort to further streamline our operations, in the first quarter of 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. In the first quarter of 2005, we recorded a non-cash charge of approximately $0.4 million in relation to increased future lease costs related to one of our idle facilities. There were no such charges recorded during the six months ended June 30, 2006.

As part of our continuing effort to improve operational efficiencies, in October 2004 our management approved plans to reduce our workforce by approximately 25 employees. During the three months ended June 30, 2005 and 2006, we recorded severance charges of $0.4 million and $0.0 million, respectively, and during the six months ended June 30, 2005 and 2006, we recorded severance charges of approximately $0.8 million and $0.0 million, respectively related to severance plans. These severance costs were primarily related to employee compensation, benefits and outplacement services.

The following table summarizes the recorded accruals and activity related to the teleport consolidation, facilities restructuring and severance charges during the six months ended June 30, 2006 (in millions):

	Facilities Restructuring Plans	Teleport Consolidation Plan	Severance Plans	Total
Balance as of January 1, 2006	$5.3	$—	$0.4	$5.7
Restructuring charges	—	—	—	—
Non-cash items	—	—	(0.1)	(0.1)
Net cash payments	(0.5)	—	(0.3)	(0.8)

Balance as of June 30, 2006	$4.8	$—	$0.0	$4.8

We expect to pay the $4.8 million of liabilities related to our facilities restructuring plan over the next five years.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of June 30, 2006, and does not reflect changes to our debt structure effected at the closing of the Intelsat Merger on July 3, 2006.

	Payments Due by Period
Contractual Obligations	Total	One Year or Less	2-3 Years	4-5 Years	After 5 Years
		(In thousands)
Total Debt:
Senior Secured Credit Facility	$1,991,010	$16,600	$324,110	$98,200	$1,552,100
2014 Senior Notes	656,500	—	—	—	656,500
Other Notes (1)	276,190	—	150,000	—	126,190

Total	2,923,700	16,600	474,110	98,200	2,334,790
Interest Payments (2)	1,525,273	230,159	440,240	390,988	463,886
Satellite Construction and Launch Contracts (3)	190,098	71,568	85,669	3,552	29,309
Satellite Incentive Obligations	104,629	12,591	26,159	19,450	46,429
Horizons Contributions Obligation	82,692	—	19,995	24,914	37,783
Europe*Star Purchase Price Obligation	15,150	15,150	—	—	—
Operating Leases	24,699	5,221	9,087	8,616	1,775
Customer and Vendor Contracts (3)	201,887	82,271	84,098	17,667	17,851

Total Contractual Obligations	$5,068,128	$433,560	$1,139,358	$563,387	$2,931,823

(1)	Consists of $150.0 million of 6 3/8% senior notes due 2008, $1.2 million of 8 1/2% senior notes due 2012 and $125.0 million of 6 7/8% senior debentures due 2028.
(2)	Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt and incentive obligations are based upon our estimate of future interest rates.
(3)	Substantially all of the capital expenditures related to our PAS-11 satellite will be funded by one of our customers. Funds received from the customer through June 30, 2006 are included within customer and vendor commitments and will be repaid over a three year period beginning in the second half of 2006.

Cash to be paid for income taxes is excluded from the table above.

Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite’s launch. As of June 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Construction and Launch Commitments

As of June 30, 2006, we had approximately $76.1 million of expenditures remaining under existing satellite construction contracts and $114.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of June 30, 2006, we received approximately $77.5 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period beginning in the second half of 2006. Within our consolidated balance sheet as of June 30, 2006, $32.6 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $44.9 million was recorded within long-term deferred credits and other.

On December 5, 2005, we entered into agreements with the same customer and with the manufacturer of our PAS-11 satellite, which, among other things, allows the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for PAS-11 on an expedited basis, if needed. Pursuant to the agreement with the customer, we would be required to construct and launch a replacement for PAS-11 in the event of a launch failure or other significant health related issue impacting PAS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on PAS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for PAS-11, if such replacement satellite is required.

Satellite Incentive Obligations

Satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of June 30, 2006, we had $104.6 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Horizons Contributions Obligation

On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by late 2007. The total investment in this joint venture is expected to be approximately $165 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. Our investment in this joint venture is being accounted for using the equity method. As of June 30, 2006, we have recorded a liability of $82.7 million within our consolidated financial statements in relation to the future funding of this investment in Horizons-2.

Europe*Star Purchase Price Obligation

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through June 30, 2006, we paid $48.0 million of this aggregate purchase price from cash on hand including a purchase price installment of $5.0 million which was paid in May 2006. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for a future purchase price installment in August 2006 of $15.2 million and future performance payment installments plus related interest contingent on the future performance of the satellite. The results of this acquisition have been included in our fixed satellite services segment from the date of acquisition.

Satellite Insurance

On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. On June 18, 2006, we successfully launched our Galaxy 16 satellite into orbit. This satellite will replace our Galaxy 4R satellite at 99 degrees WL and is expected to be operational in the third quarter of 2006. Upon replacement, we expect to place our Galaxy 4R satellite into non-primary operating service at an inclined orbit at 77 degrees WL.

As of June 30, 2006, we had in effect launch and in-orbit insurance policies covering five satellites in the aggregate amount of approximately $512.6 million. As of such date, these insured satellites had an aggregate net book value and other insurable costs of $535.7 million. We had 19 uninsured satellites in orbit as of June 30, 2006 as follows: PAS-4, which is used as a backup satellite; PAS-5 and PAS-7, for which we received insurance proceeds for constructive total losses; SBS-6, which is approaching the end of its useful life; Galaxy 4R, Galaxy 10R, Galaxy 11 and PAS-1R, for which we received insurance proceeds for partial losses; PAS-2, PAS-3R, PAS-6B, PAS-8, PAS-9, PAS-10, Galaxy 3C, Galaxy 9, and Galaxy 12, for which we determined that insurance was not available on commercially reasonable terms; and HGS-3 and Leasat, which have an aggregate book value of approximately $0.4 million. Our Galaxy 9 and Galaxy 12 satellites currently serve as in-orbit backups for the C-band portions of Galaxy 3C, Galaxy 4R, Galaxy 10R, Galaxy 11 and Galaxy 13/Horizons 1 and will serve as in-orbit backups for the C-band portion of our Galaxy 16 satellite once it is placed in service. In addition, Galaxy 9 also serves as a back-up for Galaxy 12. The C-band portion of the satellites that were covered by C-band in-orbit backups had an aggregate net book value of approximately $280.6 million as of June 30, 2006.

Of the insured satellites, as of June 30, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. Certain enhancements have been made to the XIPS on this satellite to make the systems more robust. In addition, Galaxy 13/Horizons 1 has available backup bi-propellant of approximately 10.3 years as of June 30, 2006.

At June 30, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value and other insurable costs of approximately $1,142.7 million. Of this amount, $1,055.5 million related to uninsured satellites and $87.2 million related to the satellite insured by a Significant Exclusion Policy. Upon the expiration of the insurance policies, there can be no assurance that we will procure new policies.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of June 30, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated approximately $24.7 million.

Customer and Vendor Obligations

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of June 30, 2006, we had commitments under these customer and vendor contracts which aggregated approximately $201.9 million related to the provision of equipment, services and other support.

Change-in-Control Obligations

Certain of our senior executives are party to change-in-control severance agreements which provide for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control. The closing of the Intelsat Merger on July 3, 2006 constituted a change in control which satisfied the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements will become payable by us if an involuntary termination of an executive occurs during the periods specified by the agreements. As a result of the completion of the Intelsat Merger, certain of our senior executives were involuntarily terminated. Certain of our other senior executives were offered, and accepted, employment with post-merger Intelsat and as a result, were not eligible to receive any payments related to their respective change-in-control agreements. The pre-tax cost of termination-related benefits specified by the severance agreements of those senior executives that were involuntarily terminated was $8.5 million, which was expensed in July 2006 in connection with the closing of the Intelsat Merger.

In connection with the Intelsat Merger, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. Retention bonuses totaling approximately $9.6 million have been designated for employees, of which $4.1 million has been expensed through June 30, 2006. The remainder of $5.5 million will be expensed over the required employee service periods following the completion of the Intelsat Merger through the first quarter of 2008. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). As a result of the completion of the Intelsat Merger, a change-in-control (as defined in the plan) occurred in July 2006. The total expected cost of future severance and related costs to be paid pursuant to the 2005 Severance Pay Plan as a result of the completion of the Intelsat Merger is estimated to be approximately $16.0 million.

As more fully described in Note 8. “Stock Based Compensation” to our consolidated financial statements appearing elsewhere in this quarterly report, we and Holdco granted stock options to certain employees and non-employee directors subsequent to the Recapitalization. The options granted by us were assumed by Holdco in October 2004. The vesting of the stock options was to accelerate in the event of certain changes in control of Holdco. In addition, certain employees received deferred stock units, each of which represented the notional right to receive a share of Holdco common stock. Upon the completion of the Intelsat Merger, all outstanding options and other equity based arrangements, with the exception of 168,349 stock options which were converted into options of Intelsat Holdings, Ltd., became fully vested and were converted into a right to receive cash as required by the Intelsat Merger Agreement. The holders of such equity based arrangements received the $25 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends) as a result of the completion of the Merger. In the third quarter of 2006, we expect to record total costs related to these equity based arrangements of between $100 million and $110 million as a result of the completion of the Intelsat Merger on July 3, 2006.

We estimate that the maximum tax costs related to the executive change-in-control obligations and the stock based compensation obligations, including reimbursement of employee excise taxes and lost income tax deductions, will be approximately $35 million.

Additional Tax Contingencies

Management has increased its accrual by $5.2 million related to tax exposure items for periods prior to 2006 and recorded an additional expense in this amount in the second quarter of 2006. Management does not believe this item to be material with respect to the year as a whole.

Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our PAS-2, PAS-3, PAS-4 and PAS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Off-Balance Sheet Disclosures

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.1 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. However, there can be no assurance that the tax authorities will not appeal this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of June 30, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

We currently have outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

In July 2005, we entered into a series of contracts, one of which obligates us to guarantee the performance of one of our customers serving as the general contractor for an unrelated third party under a Contractor’s Bond in the amount of approximately $8.8 million. We believe that if the customer defaults on its obligations to the unrelated third party, we will take the place of the customer as the general contractor on the overall project. Accordingly, we have recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of our obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). We have also determined that we have no contingent liability under these contracts as prescribed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” because the likelihood that we will be required to perform under the agreements is remote.

At the completion of the project, which is expected to occur within the next year, we will be relieved from our non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage of the overall project completed in each period. The deferred charge is being amortized against revenues over the term of the related customer contracts based upon the percentage of total customer revenues recognized in each period. As of June 30, 2006, the balances of the liability and the related deferred charge were both approximately $0.4 million.

There are no other transactions that would require off-balance sheet disclosure other than as described above.

Critical Accounting Policies

For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended

December 31, 2005 filed with the SEC on March 10, 2006. During the quarter ended March 31, 2006, we adopted SFAS No. 123 (Revised), “Share Based Payment” (“SFAS 123R”).

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109 Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, liquidity, and results of operations.

Market Risks

We manage our exposure to market risks through internally established policies and procedures and, when we deem appropriate, through the use of derivative financial instruments, including interest rate swaps. See “—Liquidity and Capital Resources—Long-term Debt” above. The objective of our policies is to mitigate potential statement of operations, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risks by assessing the anticipated near-term and long-term fluctuations in interest rates on a periodic basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the period for these financial instruments. We use separate methodologies to determine the impact of these hypothetical changes on our sales-type leases and fixed rate public debt as follows:

•	For our fixed rate public debt, the current market price, coupon and maturity are used to determine the yield for each public debt instrument as of the end of the period. The yield is then adjusted by a factor of 10% and this revised yield is then compared to the original yield to determine the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our sales-type leases, a discount rate based on a 10-year U.S. Treasury bond is applied to future cash flows from sales-type leases to arrive at a base rate present value for sales-type leases. This discount rate is then adjusted for a negative 10% change and then applied to the same cash flows from sales-type leases to arrive at a present value based on the negative change. The base rate present value and the present value based on the negative change are then compared in order to arrive at the potential negative fair value change as a result of the hypothetical change in interest rates.

•	For our variable rate debt, the effect on the period’s cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. The current LIBOR rate plus applicable margin as of the end of the period is applied to the applicable principal outstanding at the end of the period to determine interest expense for the period. This calculation is then performed after increasing the LIBOR rate plus applicable margin by a factor of 10%. The difference between the two interest expense figures calculated represents the reduction in the period’s cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

In accordance with the agreement governing our old senior secured credit facilities, we were party to an interest rate swap agreement for a fixed rate payment of 5.64% on $100.0 million through August 30, 2005. In August 2005, this hedge agreement expired. On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625 million from March 14, 2008 until expiration on March 14, 2010. In relation to this swap agreement, we exchanged its floating-rate obligation on $1.25 billion of our Term Loan B-1 Facility for a fixed-rate obligation. See “—Interest Rate Swap Agreements” above.

We have effectively mitigated our cash interest exposure in relation to $1.25 billion of our Term Loan B-1 Facility as a result of entering into the interest rate swap agreements described above. The remaining balance of our senior secured credit facilities of approximately $741 million, which is subject to variable interest rates, will be subject to changes in interest rates based upon economic conditions. Other than entering into the new $1.25 billion interest rate swap agreement, our strategies and procedures to manage exposure to interest rates have not changed in comparison to prior periods.

We are subject to fluctuating interest rates on our floating rate debt and any changes in interest rates would impact cash flows and results of operations. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our floating rate debt outstanding at June 30, 2006 would be a reduction in cash flows of approximately $5.3 million and a decrease in net income of approximately $3.9 million.

As of June 30, 2006, long-term debt consisted of fixed-rate borrowings of approximately $932.7 million and floating rate debt of approximately $2.0 billion. In addition, we had a fixed interest rate swap agreement on a notional amount of $1.25 billion, as described above. Fluctuations in interest rates may affect the fair values of fixed-rate borrowings and fixed-rate net investments in sales-type lease receivables. Any changes in interest rates would also impact results of operations and cash flows as described above. At June 30, 2006, outstanding fixed-rate borrowings bore interest at rates ranging from 6 3/8% to 9% and sales-type lease receivables bore interest at rates between 8% and 12%. The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to our outstanding fixed-rate debt, including our interest rate swap, and our fixed-rate net investment in sales-type lease receivable balances would be approximately $53.7 million and $1.9 million, respectively, as of June 30, 2006.

The discussion above does not give effect to the changes to our debt structure that occurred on July 3, 2006.

Certain Relationships and Related Transactions

Transactions with the Prior Sponsors and their Affiliates

The Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco’s initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Prior Sponsors were entitled to receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Prior Sponsors perform services above and beyond those previously called for by the agreements. During the three months ended June 30, 2005 and 2006, we reimbursed the Prior Sponsors for approximately $75 thousand and $40 thousand, respectively, and during the six months ended June 30, 2005 and 2006, we reimbursed the Prior Sponsors for approximately $98 thousand and $48 thousand, respectively, for expenses incurred. Certain members of our former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors.

We provide satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenues for these services were $0.6 million and $0.7 million for the three months ended June 30, 2005 and 2006, respectively and $1.2 million and $1.5 million for the six months ended June 30, 2005 and 2006, respectively. As of December 31, 2005 and June 30, 2006, we had customer receivables related to these affiliates of approximately $550 thousand and $28 thousand, respectively. Included in our total contracted backlog of $4.56 billion as of June 30, 2006 is approximately $13.5 million of contracted backlog from these affiliates of the Prior Sponsors. Contracted backlog represents future cash payments expected from customers under all long-term contractual agreements.

During the three and six months ended June 30, 2005, we procured $0.1 million and $0.9 million, respectively, of insurance and insurance-related services from an affiliate of one of the Prior Sponsors. This company was no longer an affiliate of the Prior Sponsor in 2006.

Other Related Party Transactions

We have a 50% ownership interest in the Horizons-1 joint venture, which we account for under the equity method of accounting. We lease Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the three months ended June 30, 2005 and 2006, we recorded expenses of approximately $0.9 million and $1.0 million, respectively, and during the six months ended June 30, 2005 and 2006, we recorded expenses of approximately $1.8 million and $2.0 million, respectively, in relation to the lease of such Ku-band satellite capacity. Additionally, we provide telemetry, tracking and control services for the Horizons-1 satellite. During the three months ended June 30, 2005 and 2006, we recorded revenues of approximately $0.2 million in each period. During the six months ended June 30, 2005 and 2006, we recorded revenues of approximately $0.3 million in each period.

Other Relationships

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our Chief Executive Officer prior to the Intelsat Merger, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the three months ended June 30, 2005 and 2006, we paid approximately $30 thousand and $30 thousand, respectively, and during the six months ended June 30, 2005 and 2006, we paid approximately $95 thousand and $61 thousand, respectively, in expenses for services provided by R. Thompson & Co.

During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million and $0.0 million, respectively, during the three months ended June 30, 2005 and 2006 and $0.5 million and $0.0 million for the six months ended June 30, 2005 and 2006, respectively, of expenses related to Capstone Consulting, all of which was paid through June 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risks.”

Item 4.	Controls and Procedures.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $64.1 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. However, there can be no assurance that the tax authorities will not appeal this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of June 30, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

We periodically become involved in various claims and lawsuits that are incidental to our business. Other than the matter described above, we believe that no matters currently pending would, in the event of an adverse outcome, be material.

Item 1A.	Risk Factors

The risks described below are not the only ones that we may face. Additional risks that are not currently known to us or that we currently consider immaterial may also impair our business, financial condition or results of operations.

Risk Factors Relating to Our Business

We are subject to significant competition both within the FSS sector and from other providers of communications capacity, such as fiber optic cable capacity. Competition from other telecommunications providers could have a material adverse effect on our business and could prevent us from implementing our business strategy and expanding our operations as planned.

We face significant competition in the FSS industry in different regions around the world. We compete against other satellite operators and against suppliers of ground-based communications capacity. The increasing availability of satellite capacity and capacity from other forms of communications technology has created an excess supply of telecommunications capacity in certain regions. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations, service our debt obligations and pay dividends. In addition, there has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. Our direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

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

Failure to compete effectively with other FSS operators and to adapt to new competition and new technologies or failure to implement our business strategy while maintaining our existing business would result in a loss of revenue and a decline in profitability, a decrease in the value of our business and a downgrade of our credit ratings, which would restrict our access to the capital markets.

The market for fixed satellite services may not grow or may shrink and therefore we may not be able to attract new customers, retain our existing customers or implement our strategies to grow our business. In addition, pricing pressures may have an adverse impact on FSS sector revenues.

The FSS sector, as a whole, is currently expected to experience relatively flat to moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

Because the market for fixed satellite services may not grow or may shrink, we may not be able to attract customers for the managed solutions that we are providing as part of our strategy to sustain our business. Reduced growth in the FSS sector may also adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

Pricing trends in recent years have negatively impacted our revenue. In particular, pricing pressure for services in the Asian and Latin American markets due to overcapacity and regional economic downturns has negatively impacted FSS operators’ revenue in these markets. Pricing may not stabilize in the Asian and Latin American markets, which may impact overall revenues for the FSS sector.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of June 30, 2006, after giving pro forma effect to the Transactions, on a consolidated basis we would have had outstanding indebtedness of approximately $3,498.7 million. On the same pro forma basis, as of June 30, 2006, we would have had availability of $195.4 million (net of standby letters of credit of approximately $54.6 million) under our revolving credit facility. On the same pro forma basis, as of June 30, 2006, Intelsat, Ltd., the direct parent of Intelsat Bermuda and the indirect parent of Holdco, and its subsidiaries, on a consolidated basis, would have had outstanding indebtedness of approximately $11.3 billion (including indebtedness of Holdco and its subsidiaries and capitalized leases).

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to indebtedness, including our existing notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our existing notes and the agreements governing such other indebtedness;

•	require us to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our respective business strategies;

•	limit our ability to borrow additional amounts; and

•	place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of debt under our senior secured credit facilities bears interest at floating rates. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

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

The terms of our indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreement governing our senior secured credit facilities and the indentures governing our existing notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facilities include a financial covenant that requires us not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facilities limit our ability to make capital expenditures and require that we use the proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the senior secured credit facilities.

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

The indentures relating to our existing notes also contain numerous covenants including, among other things, restrictions on our ability to:

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

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities could result in a default under such facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our existing notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under our senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our existing notes and our other existing debt.

Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance.

As of June 30, 2006, 19 of our 24 satellites were uninsured and had a total net book value and other insurable costs, which includes certain sales-type leases plus the estimated amount of warranty liabilities related to transponders sold outright, less incentive obligations, of approximately $1,142.7 million. Our current satellite insurance does not protect us against all satellite-related losses that we may experience. One of our insured satellites is covered by a policy with significant exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, which we refer to as Significant Exclusion Policies, and some of our insured satellites are covered by policies with deductibles related to specific components identified by the insurers as the most likely to fail or by a policy with a lower coverage amount than the carrying value of its insurable costs. As of June 30, 2006, we had in effect launch and in-orbit policies covering five satellites in the aggregate amount of approximately $512.6 million, one of which was covered by Significant Exclusion Policies. Any claims under existing policies are subject to settlement with the insurers. We do not generally obtain insurance to cover the risk of revenues lost as a result of satellite anomalies, and therefore if insurance were to cover a loss relating to a launch or in-orbit failure, we would not be adequately compensated for lost revenues attributable to that loss. As of June 30, 2006, the total net book value of our satellites and other insurable costs totaled approximately $1,591.2 million.

As our insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business.

We maintain third-party liability insurance. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have several large customers and the loss of, or default by, any one of them could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenues and contracted backlog. For both the six months ended June 30, 2006 and the year ended December 31, 2005, our ten largest customers and their affiliates represented approximately 37% of our revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenues could adversely affect our revenues, operating margins and cash flows. If our backlog is reduced due to the financial difficulties of our customers, our revenue and operating margins would be further negatively impacted.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We expect that the majority of our liquidity requirements in 2006 will be satisfied by cash on hand and cash generated from our operations. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investors Service, Inc. and by Standard & Poor’s Ratings Group in June 2006, and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the agreements related to our senior secured credit facilities impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, our senior secured credit facilities contain financial and operating covenants that, among other things, require us to not exceed a maximum senior secured leverage ratio and limit our ability to pledge our assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We are subject to political, economic and other risks due to the international nature of our operations.

A significant portion of our business is conducted outside of the United States. For the years ended December 31, 2003, 2004 and 2005 and the six months ended June 30, 2006, approximately 56%, 56%, 52% and

52% of our revenues, respectively, were generated from customers outside of the United States. We provide communications services in over 100 countries and territories. Accordingly, we may be subject to greater risks than other satellite operators as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of the United States, it may be difficult for us to enforce our rights against them.

Almost all of our customers are required to pay for our services in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our Investors control us and may have conflicts of interest with you in the future.

Intelsat Bermuda owns 100% of the equity interests of Holdco, which owns 100% of the equity interests of Intelsat Corp. The Investors, together with certain members of our combined management, currently beneficially own nearly 100% of Intelsat Holdings, which is the direct parent of Intelsat, Ltd. and the indirect parent of Intelsat Bermuda. The Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors continue to own a significant amount of the equity of Intelsat Holdings, they will continue to be able to strongly influence or effectively control our decisions.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

Risks Relating to Our Industry

We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our cash operating expenses, lower operating income or lost backlog.

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

•	the satellite manufacturer’s error, whether due to the use of new and largely unproven technology or simply due to a manufacturing defect;

•	problems with the power systems of the satellites, including:

•	circuit failures or other array degradation causing reductions in the power output of the solar arrays on the satellites, which could require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

•	failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year;

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup spacecraft control processor, or SCP;

•	failure of the Xenon-Ion Propulsion Systems, or XIPS, used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and

•	general failures resulting from operating satellites in the harsh space environment.

We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. We could experience equipment or subsystem failures due to design, manufacturing or assembly errors that were not discovered before launch, premature component failure or wear out, and/or the harsh environment of space. These anomalies can manifest themselves in scale from minor reductions of equipment redundancy to marginal reductions in capacity to complete satellite failure. Some of our satellites have experienced significant anomalies in the past and some have components that are now known to be susceptible to similar significant anomalies. An on-satellite backup may not be available upon the occurrence of such an anomaly. In particular, we may experience additional anomalies relating to the failure of the SCP in certain of our Boeing model 601, or BSS 601, satellites (not including our BSS 601 HP satellites), various anomalies associated with XIPS in our BSS 601 HP satellites or a progressive degradation of the solar arrays in certain of our Boeing model 702, or BSS 702, satellites.

Three BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had $0 net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, PAS-9 and as a result, we accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite’s service life. Due to this continued degradation, based on a review of available data, in 2004 we reduced our estimate of the service lives of both satellites.

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenues generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See “—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance”.

We may experience a launch failure or other satellite damage or destruction during launch, which could result in a total or partial satellite loss. A new satellite could also fail to achieve its designated orbital location after launch. Any such loss of a satellite could negatively impact our business plans and could reduce our revenue.

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenues. In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog. Delay caused by launch failures may also preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.

Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be as much as $250 million.

Of the 41 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to lease transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

We have plans to launch three satellites during 2007 that will replace satellites currently in service, including the satellite which will be owned by the Horizons-2 joint venture. Any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenues and contracted backlog.

Risk Factors Relating to Regulation

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries.

The telecommunications industry is highly regulated, and, in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added services to our customers, we need to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain or are delayed in obtaining the required regulatory approvals, we may not be able to provide these services to our customers or expand into new services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked. Because the regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.

If we do not maintain regulatory authorizations for our existing satellites or obtain authorizations for our future satellites, we will not be able to operate our existing satellites or expand our operations.

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, referred to as Ofcom, and the telecommunications ministry of Japan. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites requires additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction, some of which we have already obtained. If we do not obtain any required authorizations in the future, we would not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we could lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

If we do not occupy unused orbital locations by specified deadlines, or do not maintain satellites in orbital locations we currently use, those orbital locations may become available for other satellite operators to use.

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies ITU or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

Coordination results may adversely affect our ability to use a satellite at a given orbital location for our proposed service or coverage area.

We are required to register our satellites at the International Telecommunication Union, referred to as the ITU, and to coordinate our use of satellites at particular orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements in a way that the acceptable interference levels are exceeded (e.g. due to operational errors associated with the transmissions to adjacent satellite networks).

Our failure to maintain or obtain authorizations under the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on our business.

The export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment to non-U.S. persons and companies, including to our own non-U.S. employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Bermuda, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated as of June 28, 2006, between Intelsat Holdings, Ltd. and Joseph Wright, Jr., incorporated by reference to Exhibit 10.38 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.

10.2	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter, incorporated by reference to Exhibit 10.39 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELSAT CORPORATION

August 14, 2006	/S/ JEFFREY P. FREIMARK
Jeffrey P. Freimark Chief Financial Officer and a Duly Authorized Officer of the Company