Form 10-Q
period 2006-09-30
Intelsat CORP
filed 2006-11-17
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 13, 2006, an aggregate of 548 shares of our common stock were outstanding.

INTELSAT CORPORATION

INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets
	December 31, 2005 and September 30, 2006 (Unaudited)	5
	Unaudited Consolidated Statements of Operations
	Three months ended September 30, 2005 and for the period July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity)	7
	Unaudited Consolidated Statements of Operations
	Nine months ended September 30, 2005 and for the period January 1, 2006 to July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity)	8
	Unaudited Consolidated Statements of Cash Flows
	Nine months ended September 30, 2005 and for the period January 1, 2006 to July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity)	9
	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4.	Controls and Procedures	74

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Submission of Matters to a Vote of Security Holders	75
Item 5.	Other Information	75
Item 6.	Exhibits	76

Signature		78

INTRODUCTION

On July 3, 2006, following the completion of the acquisition of PanAmSat Holding Corporation by a subsidiary of Intelsat, Ltd., the certificate of incorporation of PanAmSat Holding Corporation was amended to rename the entity “Intelsat Holding Corporation” and the certificate of incorporation of PanAmSat Corporation was amended to rename the entity “Intelsat Corporation.” In this quarterly report on Form 10-Q, unless the context otherwise requires or it is otherwise indicated, all references to (1) “Intelsat Corp”, “PanAmSat Opco,” “we”, “us” and “our” refer to Intelsat Corporation (formerly known as PanAmSat Corporation) and its subsidiaries and (2) “Holdco” and “PanAmSat Holdco” refer to Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation) and not its subsidiaries. Although the effective date of the Intelsat Acquisition Transactions (as defined in this quarterly report) was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006.

FINANCIAL AND OTHER INFORMATION

Unless otherwise indicated, all references to “dollars” and “$” in this quarterly report are to, and all monetary amounts in this quarterly report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this quarterly report has been prepared in accordance with United States generally accepted accounting principles, referred to as U.S. GAAP.

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

In connection with Intelsat (Bermuda), Ltd.’s (a wholly-owned subsidiary of Intelsat, Ltd.) acquisition of Holdco as described in this quarterly report, factors that may cause results or developments to differ materially from the forward-looking statements made in this quarterly report include, but are not limited to:

•	our substantial level of indebtedness following consummation of the Intelsat Acquisition Transactions, as defined in this quarterly report;

•	certain covenants in our debt agreements following consummation of the Intelsat Acquisition Transactions;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments on our indebtedness;

•	a change in the health of, or a catastrophic loss during the in-orbit operations of, one or more of our existing satellites or the satellites of Intelsat (Bermuda), Ltd.;

•	the failure to successfully integrate or to obtain expected synergies in connection with our acquisition by Intelsat (Bermuda), Ltd. on the expected timetable or at all; and

•	the failure to achieve the strategic objectives envisioned for Intelsat (Bermuda), Ltd.’s acquisition of Holdco.

The forward-looking statements made in this quarterly report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed under Item 1A—Risk Factors in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,945	$142,736
Accounts receivable—net	70,786	71,041
Net investment in sales-type leases	12,260	—
Due from affiliates	—	39,966
Prepaid expenses and other	15,775	13,372
Deferred income taxes	16,711	16,820

Total current assets	241,477	283,935

Satellites and other property and equipment—net	1,949,560	1,834,040
Net investment in sales-type leases	64,913	—
Goodwill	2,244,131	3,750,514
Amortizable intangible assets—net	244	340,761
Non-amortizable intangible assets	2,614	1,120,000
Deferred charges and other assets—net	325,142	185,857

Total assets	$4,828,081	$7,515,107

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$85,261	$114,684
Due to affiliates	50,233	—
Current portion of long-term debt	16,600	39,237
Current portion of satellite incentive obligations	13,240	14,534
Accrued interest payable	37,103	63,085
Deferred gains and revenues	24,514	31,484

Total current liabilities	226,951	263,024

Long-term debt, net of current portion	2,915,400	3,462,800
Deferred income taxes	24,312	497,889
Deferred satellite incentive obligations, net of current portion	98,112	103,274
Deferred revenue, net of current portion	50,843	47,730
Accrued retirement benefits	—	38,235
Deferred credits and other	199,933	150,736

Total liabilities	3,515,551	4,563,688

Commitments and contingencies

Stockholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, at December 31, 2005 and September 30, 2006, and 548 shares outstanding at December 31, 2005 and September 30, 2006	—	—
Paid-in capital	803,545	2,949,428
Retained earnings	512,500	2,363
Accumulated other comprehensive loss	(97)	(372)
Other stockholder’s equity	(3,418)	—

Total stockholder’s equity	1,312,530	2,951,419

Total liabilities and stockholder’s equity	$4,828,081	$7,515,107

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND

JULY 1, 2006 (PREDECESSOR ENTITY) AND

FOR THE PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (SUCCESSOR ENTITY)

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2005	July 1, 2006	Period July 1 to September 30, 2006
Revenues:
Operating leases, satellite services and other	$205,637	$—	$200,177
Revenues from affiliates	—	—	51,227
Outright sales and sales-type leases	3,481	—	—

Total revenues	209,118	—	251,404

Operating costs and expenses:
Depreciation and amortization	68,861	—	71,866
Direct operating costs (exclusive of depreciation and amortization)	30,973	—	44,304
Costs from affiliates	—	—	18,468
Selling, general and administrative expenses	18,931	—	25,068
Restructuring and transaction costs	209	142,332	5,213
(Gain) loss on undesignated interest rate swap	(18,332)	—	14,328

Total operating costs and expenses	100,642	142,332	179,247

Income (loss) from operations	108,476	(142,332)	72,157
Interest expense—net	48,272	—	70,710
Other income—net	1,598	—	1,443

Income (loss) before income taxes	61,802	(142,332)	2,890
Income tax expense (benefit)	10,333	(29,242)	527

Net income (loss)	$51,469	$(113,090)	$2,363

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND

FOR THE PERIOD JANUARY 1, 2006 TO JULY 1, 2006 (PREDECESSOR ENTITY) AND

FOR THE PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (SUCCESSOR ENTITY)

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2005	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006
Revenues:
Operating leases, satellite services and other	$621,183	$436,864	$200,177
Revenues from affiliates	—	—	51,227
Outright sales and sales-type leases	10,595	5,895	—

Total revenues	631,778	442,759	251,404

Operating costs and expense:
Cost of outright sales and sales-type leases	(4,303)	(1,943)	—
Depreciation and amortization	205,791	138,655	71,866
Direct operating costs (exclusive of depreciation and amortization)	99,811	70,977	44,304
Costs from affiliates	—	—	18,468
Selling, general and administrative expenses	56,777	38,033	25,068
Prior Sponsor management fees	10,444	—	—
Restructuring and transaction costs	3,974	145,186	5,213
Loss on termination of sales-type lease	2,307	—	—
(Gain) loss on undesignated interest rate swap	305	(23,140)	14,328

Total operating costs and expenses	375,106	367,768	179,247

Income from operations	256,672	74,991	72,157
Interest expense—net	211,875	107,601	70,710
Other income (expense)—net	1,524	(2,679)	1,443

Income (loss) before income taxes	46,321	(35,289)	2,890
Income tax expense	7,095	8,007	527

Net income (loss)	$39,226	$(43,296)	$2,363

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND

FOR THE PERIOD JANUARY 1 TO JULY 1, 2006 (PREDECESSOR ENTITY) AND

FOR THE PERIOD JULY 1 TO SEPTEMBER 30, 2006 (SUCCESSOR ENTITY)

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2005	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006
Cash flows from operating activities:
Net income (loss)	$39,226	$(43,296)	$2,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205,791	138,655	71,866
Deferred income taxes	5,027	1,051	(674)
Amortization of debt issuance costs and other deferred charges	14,338	10,741	1,030
Loss on early extinguishment of debt	24,161	—	—
Provision for uncollectible receivables	(2)	(1,903)	322
Restructuring and transaction costs	3,998	93,715	—
Amortization of discounts on notes	—	—	(2,527)
(Gain) loss on undesignated interest rate swap	305	(20,303)	17,194
Reversal of sales-type lease liabilities	(4,303)	(1,943)	—
Loss on termination of sales-type lease	2,307	—	—
Loss on investment	—	3,316	—
Other non-cash items	(2,260)	(378)	(431)
Changes in assets and liabilities:
Collections on investments in sales-type leases	19,922	8,761	—
Operating leases and other receivables	6,825	(20,789)	(959)
Prepaid expenses and other assets	(2,484)	2,058	(1,120)
Accounts payable and accrued liabilities	(26,202)	54,995	(2,441)
Due to affiliates	(79)	896	(22,462)
Accrued retirement benefits	—	—	(2,913)
Other long-term liabilities	19,801	13,308	1,190
Deferred gains and revenues	(33,963)	11,505	2,467

Net cash provided by operating activities	272,408	250,389	62,904

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(142,179)	(129,265)	(28,858)
Proceeds from sale of teleport	3,161	—	—
Distribution from equity investment	—	1,796	—
Acquisitions and divestitures, net of cash acquired/paid	(41,863)	(5,543)	56,670

Net cash (used in) provided by investing activities	(180,881)	(133,012)	27,812

Cash flows from financing activities:
Issuance of new long-term debt	—	—	575,000
Capital contribution by parent	658,350	—	—
Repayments of long-term debt	(671,900)	(8,300)	(180)
Dividends to stockholder	(53,785)	(186,481)	(565,656)
Capitalized debt issuance costs	(598)	—	(28,602)
Funding of capital expenditures by customer	33,464	30,172	857
Repayments of incentive obligations	(9,464)	(5,683)	(2,971)

Net cash used in financing activities	(43,933)	(170,292)	(21,552)

Effect of exchange rate changes on cash	1,210	27	516

Net increase (decrease) in cash and cash equivalents	48,804	(52,888)	69,680
Cash and cash equivalents, beginning of period	38,607	125,945	73,056

Cash and cash equivalents, end of period	$87,411	$73,057	$142,736

Supplemental disclosure of cash flow information:
Cash received for interest	$2,333	$2,863	$1,644

Cash paid for interest	$222,111	$112,474	$49,213

Cash received for taxes	$69	$3,214	$30

Cash paid for taxes	$7,243	$1,355	$1,497

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

These consolidated financial statements reflect the financial statements of Intelsat Corporation (formerly known as PanAmSat Corporation) and its subsidiaries on a consolidated basis. Unless the context otherwise requires or it is otherwise indicated within these consolidated financial statements, Intelsat Corporation and its subsidiaries are referred to as “Intelsat Corp”, “PanAmSat Corporation”, “PanAmSat”, “we”, “us” and “our”. The terms “Holdco”, “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation) and not its subsidiaries.

The unaudited consolidated financial statements presented for the three and nine months ended September 30, 2005 and the period January 1, 2006 through July 1, 2006 represent the “Predecessor” entity. The unaudited consolidated financial statements for the three months ended September 30, 2006 represent the “Successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity. See below and Note 2 “Intelsat Acquisition Transactions”.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of September 30, 2006, and results of operations for the Predecessor three and nine months ended September 30, 2005 and for the Predecessor period July 1, 2006, the Successor period July 1, 2006 to September 30, 2006 and for the Predecessor period January 1, 2006 to July 1, 2006 and for the Successor period July 1, 2006 to September 30, 2006. The consolidated financial statements also include the cash flows for the Predecessor nine months ended September 30, 2005, the Predecessor period January 1, 2006 through July 1, 2006 and the Successor period July 1, 2006 through September 30, 2006. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Operating results for these periods are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our audited financial statements for the year ended December 31, 2005 included in Intelsat Corp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2006, and all of our other filings filed with the SEC from March 10, 2006 through the date of this report. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share Based Payment” (SFAS 123R). See Note 8 “Stock Based Compensation”.

As a result of the Intelsat Acquisition Transactions (as defined below), certain of our accounting policies were changed to conform with Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform with Intelsat, Ltd.’s current accounting polices as service contracts did have, and is expected to have, a significant impact on our consolidated financial statements. See Note 2 “Intelsat Acquisition Transactions”.

On July 3, 2006, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, completed the acquisition of PanAmSat Holding Corporation, pursuant to a Merger Agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, and PanAmSat Holding Corporation (the “Intelsat Merger Agreement”). Pursuant to the Intelsat Merger Agreement, Proton Acquisition Corporation merged with and into PanAmSat Holding Corporation, with PanAmSat Holding Corporation surviving the merger (the “Intelsat Merger”). On July 3, 2006, following the completion of the

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intelsat Merger, the certificate of incorporation of PanAmSat Holding Corporation was amended to rename the entity “Intelsat Holding Corporation” and the certificate of incorporation of PanAmSat Corporation was amended to rename the entity “Intelsat Corporation.” Upon completion of the Intelsat Merger, Intelsat Holding Corporation became a wholly-owned subsidiary of Intelsat Bermuda. See Note 2 “Intelsat Acquisition Transactions”.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $11.9 million were recognized by Intelsat Corp and were treated as a distribution to its Parent. In addition, substantially all of the Intelsat entities, including Holdco and us, have entered into a master inter-company services agreement (the “MISA”). The employee transfer and the effects of the MISA have had, and are expected to have, a significant impact on our consolidated financial statements. See Note 2 “Intelsat Acquisition Transactions”.

Although the effective date of the Intelsat Merger and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for acquisition transactions costs which are recorded within the predecessor period of July 1, 2006.

2.    Intelsat Acquisition Transactions

On August 28, 2005, Holdco and Intelsat Bermuda signed the Intelsat Merger Agreement under which Intelsat Bermuda would acquire Holdco and its sole subsidiary, PanAmSat Corporation, for $25 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition was consummated. On October 26, 2005, Holdco’s then shareholders approved and adopted the Intelsat Merger Agreement. Under that agreement, which was approved unanimously by the boards of directors of both companies, Intelsat Bermuda acquired all of Holdco’s outstanding common shares. Also in connection with the Intelsat Merger Agreement, our prior board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

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

In connection with the completion of the Intelsat Acquisition Transactions, we recorded approximately $142.3 million of restructuring and transaction costs within our consolidated statement of operations during the Predecessor stub period July 1, 2006. All of these costs were expenses of the Predecessor and were expensed during the Predecessor period just prior to completion of the Intelsat Acquisition Transactions. These costs included approximately $97.2 million of costs associated with the cash settlement of options and deferred stock units, $21.2 million of severance-related compensation received by certain of our prior executives (including $19.9 million of employee excise taxes) $15.4 million of severance and related costs recorded pursuant to our 2005 severance pay plan and $8.5 million of costs related to executive severance and benefits. We had previously recorded approximately $2.9 million of restructuring and transaction costs related to certain employee retention costs during the first six months of 2006.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 9% senior notes due 2014, referred to as the 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture. We commenced an offer to purchase the 2014 senior notes, referred to as the Change of Control Offer, on August 2, 2006. The Change of Control Offer expired on September 26, 2006 at which time approximately $180,000 of the outstanding 2014 senior notes were tendered and repurchased by us using cash on hand.

In connection with the completion of the Intelsat Acquisition Transactions, our board of directors authorized the amendment of our senior secured credit facilities (the “July 2006 Amended and Restated Credit Agreement”), which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Acquisition Transactions. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our Credit Agreement dated as of August 20, 2004, as previously amended and restated as of March 22, 2005 (the “March 2005 Amended and Restated Credit Agreement”), and provides for a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.4 million at September 30, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, we issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the New Opco Notes. The Intelsat Merger, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, and $260.0 million principal amount of Floating Rate Senior Notes due 2013 (the “Intelsat Bermuda Floating Rate Notes”), $1,330.0 million principal amount of 11 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount of 9 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. This debt was acquired to fund the Intelsat Merger, while the 2014 senior notes and the Restated and Amended Credit Facilities described above represented a portion of the debt acquired in connection with the Intelsat Merger. Additionally, cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used to fund the Intelsat Acquisition Transactions.

Following completion of the Intelsat Merger, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda (“IGen”), acquired our former subsidiary, G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions, its financial condition as of September 30, 2006, and its results of operations for the third quarter of 2006 were excluded from our financial statements. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the completion of the Intelsat Merger, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. In addition, substantially all of the Intelsat entities, following the Intelsat Merger, including Holdco and us, have entered into a master inter-company services agreement (the “MISA”) pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that our board of directors and the board of directors of Intelsat Bermuda and Holdco have determined to be fair. The employee transfer resulted in an increase in total consolidated assets and liabilities as of September 30, 2006 of approximately $11.2 million and $38.2 million, respectively. The MISA increased revenues and expenses for the Successor period July 1, 2006 to September 30, 2006 by approximately $39.3 million and $37.5 million, respectively.

The Intelsat Merger, the tender offer with respect to Holdco’s 10 3/4% senior discount notes due 2014 (the “Tender Offer”) , the issuance of the New Opco Notes, the entering into the July 2006 Amended and Restated Credit Agreement, the sale of G2 Satellite Solutions to IGen, the transfer of employees and the entering into the MISA are collectively referred to as the Intelsat Acquisition Transactions.

A preliminary allocation of the purchase price for the Intelsat Merger was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived in part by using the assistance of an independent appraiser. The final purchase price allocation for the Intelsat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations. Any final adjustments may change the allocations of purchase prices which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including a change in the amount of goodwill recorded.

The assets and liabilities’ values acquired in the Intelsat Merger are based on a purchase price which was calculated as follows (in thousands):

Cash paid	$3,168,201
Transaction costs	86,032

Preliminary purchase price	3,254,233
Net liabilities Holdco	272,792

Net equity acquired	$3,527,025

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Intelsat Merger included the purchase of the assets and liabilities of Holdco and the New Opco Notes. Holdco had a negative book value of $247.6 million prior to the Intelsat Merger and fair market valuation adjustments of $25.2 million, resulting in a net deficit of $272.8 million, which reduced the purchase price of consolidated Holdco. The purchase price allocation of our assets and liabilities is as follows (in thousands):

Fair Value of Net Assets Acquired
Current assets acquired	$185,698
Satellites and other property and equipment	1,861,829
Other non-current assets	158,523
Intangible assets	1,485,000
Goodwill	3,806,631
Assumed debt	(2,927,100)
Current liabilities less current portion of debt	(248,548)
Deferred tax liability	(502,351)
Other non-current liabilities	(292,657)

Total	$3,527,025

The Intelsat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and PanAmSat Corporation. Of the approximately $3.2 billion cash purchase price, PanAmSat Holdco paid $975.0 million from proceeds received from the Intelsat Bermuda Loans.

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the current accounting policies of our parent, Intelsat, Ltd., and such contracts are now accounted for as service agreements. We previously recognized as revenues at the inception of the lease the net present value of the future minimum lease payments, and continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment under purchase accounting of approximately $72.3 million of net assets related to previously recorded sales-type leases and the recording of approximately $2.5 million of additional revenues during the third quarter of 2006.

In connection with the Intelsat Acquisition Transactions, management approved restructuring plans to consolidate and integrate the management and operations of Holdco and Intelsat. See Note 10 “Restructuring Costs”.

The following unaudited pro forma results of operations of Intelsat Corp assume that the Intelsat Acquisition Transactions took place on January 1, 2005 for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2005	September 30, 2006

Revenue	$701,601	$737,962
Net income (loss)	13,915	(58,509)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    Historical Dividend Policy

On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded and paid a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses.

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering, and remained in effect until the closing of the Intelsat Acquisition Transactions on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, we recorded dividends of $4.5 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006. On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions in July 2006. On July 3, 2006, we recorded and paid dividends of $565.7 million resulting from the net proceeds of the issuance of the New Opco Notes, which were used to fund a portion of the cash consideration paid to Holdco’s shareholders pursuant to the Intelsat Merger Agreement.

Upon completion of the Intelsat Acquisition Transactions on July 3, 2006, the prior dividend policy was suspended.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-term Debt

As of December 31, 2005 and September 30, 2006, long-term debt consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	December 31, 2005	September 30, 2006
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—
Term Loan A due 2009	355,910	—
Term Loan B-1 due 2011	1,643,400	—
Term Loan A-3 due 2012	—	355,910
Term Loan B-2 due 2014	—	1,635,100

Fixed Rate Notes:
6 3/8% Notes due 2008	150,000	150,000
Unamortized discount on the 6 3/8% Notes due 2008	—	(419)
8 1/2% Notes due 2012	1,190	1,190
9% Senior Notes due 2014	656,500	656,320
Unamortized premium on the 9% Senior Notes due 2014	—	16,865
9% Senior Notes due 2016	—	575,000
6 7/8% Notes due 2028	125,000	125,000
Unamortized discount on the 6 7/8% Notes due 2028	—	(13,343)
Capital Lease Obligation	—	414

Total long-term debt	2,932,000	3,502,037
Less: current portion of capital lease obligation	—	280
Less: current portion of long-term debt	16,600	38,957

Total long-term debt, excluding current portion	$2,915,400	$3,462,800

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3.4 million. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the Successor period July 1, 2006 through September 30, 2006 reduced interest expense by approximately $0.3 million.

At September 30, 2006, we had total debt outstanding of approximately $3.5 billion, including current maturities of $39.0 million primarily related to our Term Loan B-2 Facility due 2014.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, we issued the New Opco Notes in the aggregate principal amount of $575.0 million. The Intelsat Acquisition Transactions, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, the New Intelsat Bermuda Notes and the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

In connection with the completion of the Intelsat Acquisition Transactions, our board of directors authorized the amendment of our senior secured credit facilities, which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Acquisition Transactions.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our March 2005 Amended and Restated Credit Agreement, and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million Revolving Credit Facility with a six year maturity. At September 30, 2006, the interest rate on the Term Loan A-3 facility was 7.633% (LIBOR of 5.508% plus 2.125%). At September 30, 2006, the interest rate on the Term Loan B-2 facility was 8.008% (LIBOR of 5.508% plus 2.500%).

Up to $150.0 million of the Revolving Credit Facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the Revolving Credit Facility is available for swingline loans. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2006 on an annual basis was 0.375%. As of September 30, 2006, we had outstanding letters of credit of $54.6 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the Revolving Credit Facility on a dollar for dollar basis. The Revolving Credit Facility is available on a revolving basis from July 3, 2006 and terminating six years later. Any amounts borrowed under the Revolving Credit Facility would bear interest at LIBOR plus 2.125% as of September 30, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

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

The interest rates on the Term Loan A-3 and Term Loan B-2 reset on October 2, 2006 and the interest rates increased to 7.497% (LIBOR of 5.372% plus 2.125%) and 7.872% (LIBOR of 5.372% plus 2.500%), respectively. During the nine months ended September 30, 2005, we recorded non-cash interest expense charges totalling approximately $56.0 million for unamortized debt issuance costs written off as a result of the $353.5 million, or 35% of the outstanding principal amount, repayment of our 2014 senior notes in April 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and $318.4 million of voluntary debt repayments made on our Term Loan A Facility during this period. There were no such charges recorded during the Predecessor period January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006.

The 2014 senior notes require interest payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. See Note 15 “Condensed Consolidating Financial Information” below. Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing the 2014 senior notes giving the holders of these notes the right to require us to repurchase these notes at 101% of par value. We commenced a Change of Control Offer on August 2, 2006. The Change of Control Offer expired on September 26, 2006 at which time approximately $180 thousand of the outstanding 2014 senior notes were tendered and repurchased by us from cash on hand.

As of September 30, 2006, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2006, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. As of September 30, 2006, we also had outstanding

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries. (See Note 15 “Condensed Consolidating Financial Information” below).

With a portion of the proceeds from Holdco’s initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under the Term Loan A Facility of the March 2005 Amended and Restated Credit Agreement on March 22, 2005, redeem $353.5 million, or 35%, of our 2014 senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of this Term Loan A Facility with cash on hand on March 22, 2005. On June 17, 2005, we made a voluntary prepayment of $28.4 million under this Term Loan A facility from available cash on hand.

6.    Interest Rate Swap Agreement

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

The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. The interest rate swap agreement remained undesignated through May 24, 2005, and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the six months ended June 30, 2005, in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective and, therefore, qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within accumulated other comprehensive income (loss) in our consolidated balance sheet. The balance within accumulated other comprehensive income (loss) related to the interest rate swap was approximately $1.4 million, net of income taxes at December 31, 2005. During the nine months ended September 30, 2005, $630,000 of hedge ineffectiveness was recorded as additional interest expense.

Pursuant to SFAS 133, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133, in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge and, therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap has been undesignated from July 1, 2005 through September 30, 2006. For the three month Predecessor period ended September 30, 2005, the fair value of the interest rate swap asset and swap interest earned increased by $18.3 million and for the nine

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month Predecessor period ended September 30, 2005, the fair value of the interest rate swap asset and swap interest earned decreased by $0.3 million. During the Predecessor period January 1, 2006 to July 1, 2006, the fair value of the interest rate swap asset and swap interest earned increased by $23.1 million and the fair value of the interest rate swap asset and swap interest earned during the Successor period July 1, 2006 to September 30, 2006 decreased by $14.3 million. These gains and losses were recorded within gain (loss) on undesignated interest rate swap in our consolidated statement of operations.

As of September 30, 2006, the asset related to this interest rate swap of $7.0 million was included in deferred charges and other assets—net within our consolidated balance sheet.

On the interest rate reset date of September 14, 2006, the interest rate which the counterparties will utilize on December 14, 2006 to compute interest due to us was determined to be 5.39%. This will result in the counterparties paying us approximately $2.7 million on December 14, 2006 (the difference between the rate we must pay of 4.523% and the rate we will receive from the counterparties of 5.39%).

7.    Europe*Star Acquisition

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through September 30, 2006, we paid $63.4 million of this aggregate purchase price. Of this $63.4 million, $48.2 million was paid prior to the Intelsat Acquisition Transactions. The remaining $15.2 million was paid in August 2006. As of September 30, 2006, $7.2 million of this purchase price, which was recorded as an incentive obligation, remains to be paid and approximately $1.2 million of customer deposit liabilities remain outstanding. The satellite acquired, formerly known as Europe*Star 1, was renamed PAS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for future performance payment installments plus related interest contingent on the future performance of the satellite.

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

1997 Stock Incentive Plan—On May 5, 1997, our board of directors adopted the PanAmSat Corporation Long-Term Stock Incentive Plan (the “1997 Stock Plan”), which provided for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors. Awards

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were granted at the discretion of the Compensation Committee on such terms as the committee decided. Effective December 7, 2000, we amended the 1997 Stock Plan to provide that, upon a “Change-in-Control” (as defined) of it, all unvested stock options and other awards granted under the 1997 Stock Plan would immediately vest and become exercisable, and restrictions on any awards, such as restricted stock, would immediately lapse.

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

In October 2004, Holdco assumed the 1997 Stock Plan, and the outstanding stock options were converted into an aggregate of 762,372 options to purchase shares of Holdco common stock. No new awards were made, and no new awards could have been made, under the 1997 Stock Plan after March 31, 2004. This plan was terminated immediately prior to the completion of the Intelsat Acquisition Transactions on July 3, 2006.

2004 Stock Option Plan—On August 20, 2004, our board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the “2004 Stock Plan”), which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries. In 2004, we granted options to purchase 3,578,828 shares of common stock at an exercise price of $4.21.

In October 2004, Holdco assumed the 2004 Stock Plan in connection with the Contribution and all outstanding options became options of Holdco. Subsequently, Holdco granted 702,597 options in October 2004 at an exercise price of $4.21 and 26,339 options in February 2005 at an exercise price of $18.04.

Upon the completion of the Intelsat Acquisition Transactions, 762,372 options related to the 1997 Stock Incentive Plan and 4,139,415 options related to the 2004 Stock Option Plan were settled for cash on July 3, 2006.

Certain of our senior executives who were offered, and accepted, employment with Intelsat after the completion of the Intelsat Acquisition Transactions, agreed not to have certain of their stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 options granted to these individuals under the 2004 Stock Option Plan were rolled over into share compensation arrangements relating to common shares of Intelsat Holding, Ltd., the indirect parent of Intelsat Bermuda, and the number of options were adjusted to reflect the fair value of the Intelsat Holding, Ltd. stock on the acquisition date.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no grants, exercises, forfeitures or expirations in either the 1997 Stock Plan or the 2004 Stock Plan during the Predecessor period January 1, 2006 to June 30, 2006 and for the Successor period July 1, 2006 to September 30, 2006, as shown below:

	Shares	Weighted Average Exercise Price	Range
1997 Stock Plan
Balance at December 31, 2005	762,372	$3.46	$3.43-$4.04
Cashed out as a result of the Intelsat Acquisition Transactions	(762,372)	$3.46	$3.43-$4.04

Balance at September 30, 2006	—	$—	$—

2004 Stock Plan
Balance at December 31, 2005	4,307,764	$4.29	$4.21-$18.04
Cashed out as a result of the Intelsat Acquisition Transactions	(4,139,415)	$4.30	$4.21-$18.04
Converted to Intelsat Holding, Ltd. Options	(168,349)	$4.21	$4.21

Balance at September 30, 2006	—	$—	$—

Exercisable at September 30, 2006	—	$—	$—

For the nine months ended September 30, 2005, there were no options exercised, no related tax benefits realized and no cash inflows from share-based compensation in financing activities. During the predecessor period July 1, 2006, 4,901,787 options were settled for cash of approximately $102 million as a result of the Intelsat Acquisition Transactions. The total intrinsic value of stock options outstanding as of September 30, 2005 was approximately $101.6 million. The total intrinsic value of stock options exercisable as of September 30, 2005 was approximately $17.6 million. At September 30, 2006, no stock options were outstanding.

The stock options granted in the third and fourth quarters of 2004 by both Holdco and us were scheduled to vest over five to eight years. Certain of the awards granted in the third and fourth quarters of 2004 were scheduled to vest over a five-year period based upon the passage of time and the remainders were scheduled to vest after an eight-year period. The vesting of the eight-year options was subject to acceleration if certain pre-established company operating performance targets were achieved. The 2005 operating performance targets established for the plan were met, resulting in the accelerated vesting of 20%, or 445,814, of the 2,229,072 outstanding performance based options. Compensation expense for these nonqualified stock options was based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. Holdco recorded stock compensation expense of $0.3 million and $0 million, as well as related tax benefits of $0.1 million and $0 million in the Predecessor three-month period ended September 30, 2005 and the Successor period July 1, 2006 to September 30, 2006, in relation to the options granted under the 2004 Stock Plan. For the Predecessor nine months ended September 30, 2005 and for the Predecessor period January 1, 2006 to June 30, 2006, stock compensation expense of $0.8 million and $0.5 million and related tax benefits of $0.3 million and $0.2 million, respectively, were recorded. These amounts were recorded by Holdco as they were not considered material in relation to our financial statements. The expense relating to the cash settlement of the 4,901,787 stock options of $93.7 million was recorded within restructuring and transaction costs during the Predecessor period July 1, 2006, immediately prior to the completion of the Intelsat Acquisition Transactions.

During the first quarter of 2005, we granted 26,339 stock options under the 2004 Stock Plan. The weighted average fair value per option granted during the nine months ended September 30, 2005 was $2.62. This estimate was based on the Black-Scholes option pricing model with the following weighted average assumptions:

•	The risk-free rate of the options granted was based on the U.S. Treasury yield curve in effect at the time of grant.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The expected life of the options granted was estimated using the historical exercise behavior of employees.

•	The dividend yield and stock volatility of the options granted were based on the fact that we were privately held at that time and had no plan to issue dividends to our then existing shareholders.

Nine months ended September 30, 2005
Risk free rate	3.82%
Dividend yield	0%
Expected life	6.8 years
Stock volatility	0%

Deferred Stock Units—We had a Supplemental Savings Plan and a Deferred Compensation Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In July 2004, our board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of our common stock. The deferred stock units were converted into a notional right to receive a share of Holdco common stock at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. During 2005, we reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units were expected to be paid out in shares of Holdco common stock, rather than in cash. Additionally, these deferred stock units, all of which were outstanding and vested immediately prior to the completion of the Intelsat Acquisition Transactions, were entitled to accrue credits in the same amount as dividends paid to holders of Holdco’s common stock. For the Predecessor three months ended September 30, 2005, we recorded compensation expense of $0.1 million. For the Predecessor nine months ended September 30, 2005 and for the Predecessor period January 1, 2006 to June 30, 2006, we recorded compensation expense of $0.7 million and $0.2 million, respectively, in relation to these deferred stock units.

In connection with the Intelsat Acquisition Transactions, we terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing on July 3, 2006. Payments of account balances to participants of the plans are expected to be made within twelve months of the plans’ termination. As of September 30, 2006, our liabilities for the two plans totaled approximately $6.4 million. Additionally, the settlement of the 0.2 million deferred stock units held within the Deferred Compensation Plan resulted in an additional liability of approximately $5.1 million, which was paid in connection with the closing of the Intelsat Acquisition Transactions. As stated above, $1.5 million of this amount was recorded within additional paid in capital in our consolidated balance sheet as of September 30, 2006. The difference of $3.6 million was expensed in connection with the Intelsat Acquisition Transactions in the July 1, 2006 Predecessor period within restructuring and transaction costs.

On September 16, 2004, our board of directors approved a revised compensation program for our non-employee directors. Each non-employee director was entitled to annual cash compensation of $50,000, and was also granted options to purchase 65,848 shares of common stock. The chairman of our board of directors received an additional annual fee of $100,000 and was granted options to purchase an additional 65,848 shares. Holdco assumed this program and the options were for Holdco stock at the modified price of $4.21.

On June 8, 2005, the Compensation Committee of our board of directors and that of Holdco approved a combined compensation program for non-employee directors. Costs of this compensation program were shared

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equally by Holdco and us. Non-employee directors were compensated $70,000 per annual term, $35,000 paid in cash, quarterly and as earned, and $35,000 paid in shares of Holdco common stock, calculated using the closing price of our common stock on the day prior to the grant date.

For the initial board term following the closing of the initial public offering of Holdco’s common stock on March 22, 2005, the $35,000 in compensation paid in shares of our common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005. Common stock issued to non-employee directors as compensation was not transferable until vested. The common stock granted on June 8, 2005, vested on March 22, 2006.

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

During the three and nine months ended September 30, 2005, we recorded expense of approximately $0.1 million and $0.2 million, respectively, and during the Predecessor period January 1, 2006 to June 30, 2006, we recorded expense of approximately $0.3 million related to this compensation plan.

As noted above, on July 3, 2006 in connection with the completion of the Intelsat Acquisition Transactions, all shares of Holdco’s outstanding common stock, stock options and deferred stock units, except for the 168,349 options discussed above, were converted into shares of Holdco common stock and were cashed out. The holders of such equity based arrangements received the $25 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends, less any related costs to exercise) as a result of the completion of the Intelsat Merger. Immediately prior to the completion of the Intelsat Acquisition Transactions, we recorded total costs of approximately $103.5 million related to these equity based arrangements, of which approximately $97.2 million was recorded by us and 50% of the expense related to the cash settlement for the non-employee directors’ options, or approximately $6 million, was recorded by Holdco during the Predecessor period July 1, 2006. The 50-50 expense allocation of the non-employee directors’ option costs was based on our estimation that the non-employee directors performed services equally for us and Holdco.

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,124,296 ordinary shares (later increased to 1,300,000 ordinary shares) were reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards.

Certain employees of IGSC who were transferred to Intelsat Corp following the completion of the acquisition transaction previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted share grants are liability classified under SFAS 123R. Following the employee transfer, Intelsat Corp has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since awards made consisted of shares of Intelsat Corp’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in Intelsat Corp’s financial statements. We recognized $6 thousand of compensation costs during the Successor period July 1, 2006 to September 30, 2006.

The employees were granted 107,139 restricted shares, of which 15,167 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of September 30, 2006, and the changes during the Successor period from July 1, 2006 to September 30, 2006 are set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of July 1, 2006 (the date of employee transfer)	91,972	$2.15
Restricted shares forfeited and repurchased at par value	—	2.15
Shares repurchased by Intelsat Holdings	—	2.15
Vested	(2,673)	2.15

Total non-vested restricted shares at September 30, 2006	89,299	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 40 months and the performance shares will remain outstanding for approximately seven years.

During the Successor period July 1, 2006 to September 30, 2006, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with a number of employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event that the current private equity owners of Intelsat Holdings (or other private equity investors) cease to own 40% or more of Intelsat Holdings.

In connection with the Intelsat Acquisition Transactions, two of our executives who were executives of Intelsat Corp prior to July 3, 2006 and held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued and the share-based compensation arrangements vest in annual installments through August 2009.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Corp to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Retirement plans and other retiree benefits

(a) Pension and other post-retirement benefits

Following the completion of the Intelsat Merger, substantially all of the employees of IGSC, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continued to participate in and receive benefits from the employee benefit Plans and arrangements that are sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit Plans that will be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and will become the plans’ sponsor effective on that date, subject to completion of documentation of the amended and restated plans. As a result of the employee transfer agreement, it was agreed that the Intelsat Medical Plans liability will transfer for all participants other than those retirees who claim to be eligible for certain retiree medical benefits pursuant to a 2001 Board resolution, and future reimbursement will be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC will reimburse Intelsat Corp for a fraction of the future cash contributions required. See Note 2 “Intelsat Acquisition Transactions”.

IGSC was not required to make any additional contributions in 2005 to the defined benefit retirement plan. We do not currently expect that it will be required to make any such contributions during 2006. Furthermore, we do not expect to make any contributions to our post-retirement health insurance plan, which is an unfunded plan.

Net periodic pension benefits costs (benefit) include the following components for the Successor period July 1, 2006 to September 30, 2006:

Successor Entity
Period July 1 to September 30, 2006
Service cost	$1,020
Interest cost	4,686
Expected return on plan assets	(6,148)
Amortization of unrecognized prior service cost	(98)

Total costs (benefit)	$(540)

Net periodic other post-retirement benefits costs include the following components for the Successor period July 1, 2006 to September 30, 2006:

Successor Entity
Period July 1 to September 30, 2006
Service cost	$307
Interest cost	133

Total costs	$440

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Other retirement Plans

Intelsat Corp maintains three defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001, one for legacy Intelsat employees hired on or after July 19, 2001 and one plan covering the legacy PanAmSat employees. The company recognized compensation expense of $0.6 million and $1.8 million for the Predecessor three and nine month periods ended September 30, 2005, respectively. For the Predecessor period January 1, 2006 to July 1, 2006, we recorded expense of $1.2 million and for the Successor period July 1, 2006 to September 30, 2006, $1.7 million of expense was recorded. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. Intelsat Corp maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

10.    Restructuring Costs

In connection with the Intelsat Acquisition Transactions, management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. We expect to pay $11.0 million for accrued liabilities related to this restructuring plan and our facilities restructuring plans established prior to the completion of the Intelsat Acquisition Transactions over the next five years. In addition, we expect to pay an additional $18.0 million related to our workforce restructuring plan.

(a) Facilities Restructuring Plans

The Intelsat Acquisition restructuring plan includes the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. In accordance with SFAS 141, “Business Combinations” we have recorded a liability in purchase accounting of approximately $7.0 million in relation to this plan. These costs, which relate primarily to payments due on existing lease obligations, are expected to be incurred and paid through 2011.

We had previously recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline our operations, during 2004 we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As of the date of the Intelsat Merger, we had $4.3 million accrued for these lease obligations. As of September 30, 2006, $4.0 million remains unpaid and will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration, we have approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. During the Predecessor period July 1, 2006 and the Successor period July 1, 2006 through September 30, 2006, we recorded approximately $15.4 million and $2.3 million, respectively, of operating expenses in the consolidated statements of operations in relation to this plan. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008. See Note 12 “Commitments and Contingencies—Change-in-Control Obligations”.

11.    Interest Expense—Net

Interest expense for the Predecessor three months ended September 30, 2005 was recorded net of capitalized interest of $7.3 million and interest income of $0.8 million. Interest expense for the Predecessor nine months

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended September 30, 2005 was recorded net of capitalized interest of $18.3 million and interest income of $2.1 million. For the Predecessor period January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006, interest expense was recorded net of capitalized interest of $13.0 million and $7.3 million, respectively, and interest income of $2.8 million and $2.1 million, respectively. Included in interest expense for the Predecessor nine months ended September 30, 2005 is approximately $56.0 million of unamortized debt issuance costs which were written-off as a result of the $290.0 million debt repayment made on our senior secured credit facilities on March 22, 2005, the redemption of $353.3 million, or 35%, of our 2014 senior notes on April 1, 2005, including the redemption premium of $31.8 million paid to the holders of these notes, and the voluntary prepayment of $28.4 million on June 17, 2005 under our Term Loan A facility from available cash on hand. There were no such charges recorded during 2006.

12.    Commitments and Contingencies

Satellite Incentive Obligations

Satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction if the satellite fails to meet specific technical operating standards. As of September 30, 2006, we had $117.8 million of liabilities recorded in relation to these satellite incentive obligations. Certain of our satellite construction contracts also provide that certain amounts paid by us during the construction phase are subject to refund (with interest) if the satellite fails to meet these technical operating standards.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of September 30, 2006, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income aggregated approximately $20.6 million.

Satellite Construction and Launch Commitments

As of September 30, 2006, we had approximately $51.5 million of expenditures remaining under existing satellite construction contracts and $102.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of September 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite in the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of September 30, 2006, the present value of our obligation related to funding from this customer is approximately $73.4 million. This obligation is scheduled to be repaid to the customer over a three-year period beginning in October of 2006. Within our consolidated balance sheet as of September 30, 2006, $42.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $30.9 million was recorded within long-term deferred credits and other. Based on our latest deployment plan and launch schedules, the PAS-11 satellite is anticipated to be launched in the third quarter of 2007. This delay is the result of delays in the launch vehicle manifest.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Horizons Contribution Obligation

On August 1, 2005, we formed our second 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74 degrees west longitude. The joint venture is named Horizons-2. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by the fourth quarter of 2008. The total investment in this joint venture is expected to be approximately $163 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third party lender. We have entered into a Security and Pledge Agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (As Amended), “Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others” (“FIN 45”). Our investment in this joint venture is being accounted for using the equity method. As of September 30, 2006, we have recorded a liability of $34.7 million representing our 50% share of the amount drawn through that date on the Horizons-2 loan, within our consolidated financial statements in relation to the future funding of our investment in Horizons-2.

Satellite Insurance

On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74 degrees WL, experienced an anomaly of its secondary spacecraft control processor (“SCP”) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. On June 18, 2006, we successfully launched our Galaxy 16 satellite into orbit. This satellite replaced our Galaxy 4R satellite at 99 degrees WL and was put into service in August 2006. Our Galaxy 4R satellite was placed into non-primary operating service at an inclined orbit at 77 degrees WL at the end of the third quarter of 2006.

As of September 30, 2006, we had in effect launch and in-orbit insurance policies covering four satellites in the aggregate amount of approximately $400.0 million. As of such date, these insured satellites had an aggregate net book value of $437.9 million. As of September 30, 2006, we had 20 uninsured satellites in orbit with a net book value in aggregate of $887.7 million.

Of the insured satellites, as of September 30, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons 1, which was placed in service in

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with bi-propellant fuel for approximately 10.3 years as of September 30, 2006.

At September 30, 2006, the uninsured satellites and the satellite insured by a Significant Exclusion Policy had a total net book value and other insurable costs of approximately $951.8 million. Of this amount, $64.1 million related to the satellite insured by a Significant Exclusion Policy. Upon the expiration of the insurance policies, there can be no assurance that we will procure new policies.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

Customer and Vendor Obligations

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of September 30, 2006, we had commitments under these customer and vendor contracts which aggregated approximately $190.5 million related to the provision of equipment, services and other support.

In July 2005, we entered into a series of contracts, one of which obligates us to guarantee the performance of one of our customers serving as the general contractor for an unrelated third party under a Contractor’s Bond in the amount of approximately $8.8 million. We believe that if the customer defaults on its obligations to the unrelated third party, we will take the place of the customer as the general contractor on the overall project. Accordingly, we have recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of our obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FIN 45. We have also determined that we have no contingent liability under these contracts as prescribed in SFAS No. 5, “Accounting for Contingencies” because the likelihood that we will be required to perform under the agreements is remote.

At the completion of the project, which is expected to occur within the next year, we will be relieved from our non-contingent obligations under the indemnity agreement. Accordingly and based on the provisions of FIN 45, the balance of the non-contingent liability is being amortized ratably against selling, general and administrative expenses over the overall term of the project based on the percentage of the overall project completed in each period. As of September 30, 2006, the balance of the liability was approximately $0.2 million and the balance of the deferred charge was written off in connection with purchase accounting.

Change-in-Control Obligations

Certain of our senior executives were party to change-in-control severance agreements which provided for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control. The closing of the Intelsat Acquisition Transactions on July 3, 2006 constituted a change in control which satisfied the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements became payable by us as a result of the completion of the Intelsat Acquisition Transactions. Certain of our senior executives were involuntarily terminated. Certain other of our senior executives were offered, and accepted, employment with post-merger Intelsat and as a result, were not eligible to receive any payments related to their respective change-in-control agreements. The pre-tax cost of termination-related benefits specified by the

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance agreements of those senior executives that were involuntarily terminated was $8.5 million, which was expensed in July 2006 immediately prior to the completion of the Intelsat Acquisition Transactions.

In connection with the Intelsat Acquisition Transactions, our board of directors approved the adoption of a 2005 Severance Pay Plan on terms similar to our existing 2003 Severance Pay Plan and authorized a retention pool of up to $10 million for employees. Retention bonuses totaling approximately $9.8 million were designated for employees, of which $6.2 million was expensed through September 30, 2006. The remainder of $3.6 million will be expensed over the required employee service periods following the completion of the Intelsat Acquisition Transactions through the first quarter of 2008. The 2005 Severance Pay Plan allows for the payment of enhanced severance to employees laid off or who resign for good reason (as defined in such plan) due to, and within 18 months following, a change in control (as defined in such plan). As a result of the completion of the Intelsat Acquisition Transactions, a change-in-control (as defined in the plan) occurred in July 2006. The total expected cost of future severance and related costs to be paid pursuant to the 2005 Severance Pay Plan as a result of the completion of the Intelsat Acquisition Transactions is estimated to be approximately $15.4 million, which was expensed in the Predecessor period July 1, 2006 immediately prior to the completion of the Intelsat Acquisition Transactions.

As more fully described in Note 8 “Stock Based Compensation”, we and Holdco granted stock options to certain employees and non-employee directors subsequent to the Recapitalization. The options granted by us were assumed by Holdco in October 2004. The vesting of the stock options was to accelerate in the event of certain changes in control of Holdco. In addition, certain employees received deferred stock units, each of which represented the notional right to receive a share of Holdco common stock. Upon the completion of the Intelsat Acquisition Transactions, all outstanding options and other equity based arrangements, with the exception of 168,349 stock options which were rolled over into share-based compensation arrangements relating to common shares of Intelsat Holdings, Ltd., became fully vested and were converted into a right to receive cash as specified in the Intelsat Merger Agreement. The holders of such equity based arrangements received the $25 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends less any related costs to exercise) as a result of the completion of the Merger. In the Predecessor period July 1, 2006 immediately prior to the completion of the Intelsat Acquisition Transactions, total costs related to these equity based arrangements of approximately $103.5 million were recorded, approximately $97.2 million of which was recorded by us and $6.0 million of which was recorded by Holdco.

The costs related to the executive change-in-control obligations and the stock based compensation obligations, including reimbursement of employee excise taxes and lost income tax deductions, was approximately $35.0 million. We expensed $19.9 million of these costs in the Predecessor period July 1, 2006, immediately prior to the completion of the Intelsat Acquisition Transactions. See Note 2 “Intelsat Acquisition Transactions”. The remaining amount will represent costs to us in that it will result in lost tax deductions in future periods.

Income Tax Commitments and Contingencies

Prior to August 20, 2004, our parent, PanAmSat Holdco, joined with The DIRECTV Group and General Motors Corporation (GM) in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Holdco entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Holdco and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Holdco for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes PanAmSat Holdco is required to pay under the tax separation

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. In addition, The DIRECTV Group agreed to indemnify PanAmSat Holdco for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, PanAmSat Holdco’s tax exposure after indemnification related to these periods was capped at $15.0 million. The tax separation agreement with DIRECTV was effective from the August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

Our income tax provision, prior to and including 2006, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service audit of the tax benefits we derived from a deduction for the Extraterritorial Income Exclusion, or ETI, and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from our foreign tax withholding issues. For all years prior to and including 2006, we have assessed our minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and have provided taxes in the amount of our estimated exposure.

Foreign Withholding Taxes and Other Tax Reserves

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $65.2 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. However, there can be no assurance that the tax authorities will not appeal this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of September 30, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

With respect to this Indian tax exposure and other, non-Indian tax exposures, we have recorded total tax reserves of $68.5 million. Based upon the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $49.2 million receivable at September 30, 2006 related to these tax reserves.

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

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income Taxes

The difference in the company’s effective tax rate for the three months ended September 30, 2005 and the period July 1, 2006 through September 30, 2006 is primarily the result of a reduction in the benefits claimed under the ETI exclusion and non-deductible transaction costs in the July 1, 2006 period. These items are the primary drivers of the difference between the U.S. statutory income tax rate of 35% and the effective tax rates of 16.7%, 20.5% and 18.2% for the Predecessor three months ended September 30, 2005, the Predecessor period July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006 respectively.

14.    Certain Relationships and Related Transactions

Transactions with Intelsat, Ltd. and its subsidiaries

Following the completion of the Intelsat Acquisition Transactions, IGen, a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired our subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions, its financial condition as of September 30, 2006, and its results of operations for the third quarter of 2006 were excluded from our financial statements. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required. As noted below, in accordance with the MISA, IGen continues to purchase satellite capacity from us.

Also following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $11.9 million were recognized by Intelsat Corp and were treated as a distribution to its Parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, Ltd., following the Intelsat Acquisition Transactions, including Holdco and us, entered into the MISA pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the Successor period July 1, 2006 to September 30, 2006, we recorded revenue of approximately $12.0 million related to capacity purchased from us by subsidiaries of Intelsat Holdings, Ltd. We also recorded revenue of approximately $39.3 million related to services provided by us to subsidiaries of Intelsat Holdings, Ltd. in accordance with the MISA, and recognized $37.5 million of costs related to those revenues. As of September 30, 2006, we have accrued a gross receivable of $62.8 million from subsidiaries of Intelsat Subsidiary Holding Company, Ltd. and a gross payable of $22.8 million to subsidiaries of Intelsat Subsidiary Holding Company, Ltd.

Other Related Party Transactions

We have a 50% ownership interest in the Horizons-1 joint venture, which we account for under the equity method of accounting. We lease Ku-band satellite capacity on the Horizons I satellite, which is owned by this joint venture. During the Predecessor three months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006, we recorded expenses of approximately $0.9 million and $1.0 million, respectively. During the Predecessor nine months ended September 30, 2005, we recorded expenses of approximately $2.7 million in relation to the lease of such Ku-band satellite capacity. For the Predecessor period January 1, 2006 through July 1, 2006, and the Successor period July 1, 2006, through September 30, 2006, we recorded expense of $2.1 million and $1.0 million, respectively. Additionally, we provide telemetry, tracking and

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control services for the Horizons-1 satellite. During both the Predecessor three months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006, we recorded revenues of approximately $0.2 million. During the Predecessor nine months ended September 30, 2005 and the Predecessor period January 1, 2006 through July 1, 2006, and the Successor period July 1, 2006, through September 30, 2006, we recorded revenues of approximately $0.5 million, $0.3 million and $0.2 million, respectively.

Transactions with the Prior Sponsors and their Affiliates

The Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, Holdco’s initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, we recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Prior Sponsors were entitled to receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Prior Sponsors perform services above and beyond those previously called for by the agreements. During the three months ended September 30, 2005, we reimbursed the Prior Sponsors for approximately $57 thousand, and during the nine months ended September 30, 2005 and the six months ended June 30, 2006, we reimbursed the Prior Sponsors for approximately $155 thousand and $48 thousand, respectively, for expenses incurred. Certain members of our former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors.

We provide satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenues for these services during the Predecessor three and nine month periods ended September 30, 2005 were $0.5 million and $1.7 million, respectively. For the Predecessor period January 1, 2006 through July 1, 2006, these revenues totaled $1.5 million. As of December 31, 2005 and June 30, 2006, we had customer receivables related to these affiliates of approximately $550 thousand and $28 thousand, respectively. Included in our total contracted backlog of $4.4 billion as of June 30, 2006 was approximately $13.5 million of contracted backlog from these affiliates of the Prior Sponsors. Contracted backlog represents revenue to be earned from customers under all long-term contractual agreements.

During the Predecessor nine months ended September 30, 2005, we procured $0.9 million of insurance and insurance-related services from an affiliate of one of the Prior Sponsors. This company was no longer an affiliate of the Prior Sponsor in 2006.

Other Relationships

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, our former Chief Executive Officer and the Chairman of the Board of Intelsat, Ltd., owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the Predecessor nine months ended September 30, 2005 and the Predecessor period January 1, 2006 to July 1, 2006, the Predecessor paid approximately $126 thousand and $61 thousand, respectively, in expenses for services provided by R. Thompson & Co. The Successor paid approximately $20 thousand during the period from July 1, 2006 through September 30, 2006.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.1 million of expense during the Predecessor three months ended September 30, 2005 and $0.6 million of expense for the Predecessor nine months ended September 30, 2005, related to Capstone Consulting.

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

The following condensed consolidating financial information presents the results of operations and cash flows of Intelsat Corp, the guarantor subsidiaries (which are certain of our existing domestic subsidiaries existing at the time the 8 1/2% senior notes due 2012 were issued), the non-guarantor subsidiaries (which are our international subsidiaries, our satellite operating companies and certain of our other domestic subsidiaries) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2005 and September 30, 2006 and for the Predecessor three and nine months ended September 30, 2005 and the Predecessor period January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006. All of the expenses and cash flows recorded during the Predecessor period July 1, 2006 are expenses of Intelsat Corp and therefore separate condensed consolidating financial information for this period has not been presented as it is not meaningful for this period.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. All expenses related to the Predecessor period July 1, 2006 are from PanAmSat Opco. The consolidating information is not meaningful for that period.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$201,444	$20,956	$205,471	$(222,234)	$205,637
Outright sales and sales-type leases	3,481	—	—	—	3,481

Total revenues	204,925	20,956	205,471	(222,234)	209,118

Operating costs and expenses:
Depreciation and amortization	7,920	447	60,494	—	68,861
Direct operating costs (exclusive of depreciation and amortization)	210,996	14,579	27,632	(222,234)	30,973
Selling, general and administrative expenses	15,852	1,432	1,647	—	18,931
Restructuring and transaction costs	177	32	—	—	209
Gain on undesignated interest rate swap	(18,332)	—	—	—	(18,332)

Total operating costs and expenses	216,613	16,490	89,773	(222,234)	100,642

Income (loss) from operations	(11,688)	4,465	115,698	—	108,476
Interest (income) expense—net	29,270	(1)	19,003	—	48,272
Other income (expense)—net	1,379	78	142	—	1,598

Income (loss) before income taxes	(39,579)	4,544	96,837	—	61,802
Income tax expense (benefit)	(26,351)	1,503	35,181	—	10,333
Equity in earnings of subsidiaries	64,697	—	—	(64,697)	—

Net income	$51,469	$3,041	$61,656	$(64,697)	$51,469

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$221,206	$3,576	$157,242	$(181,847)	$200,177
Revenues from affiliates	51,227	—	—	—	51,227

Total revenues	272,433	3,576	157,242	(181,847)	251,404

Operating costs and expenses:
Depreciation and amortization	8,880	374	62,612	—	71,866
Direct operating costs (exclusive of depreciation and amortization)	197,485	(477)	29,143	(181,847)	44,304
Costs from affiliates	18,468	—	—	—	18,468
Selling, general and administrative expenses	23,295	169	1,604	—	25,068
Restructuring and transaction costs	5,213	—	—	—	5,213
Loss on undesignated interest rate swap	14,328	—	—	—	14,328

Total operating costs and expenses	267,669	66	93,359	(181,847)	179,247

Income from operations	4,764	3,510	63,883	—	72,157
Interest expense—net	51,726	1	18,983	—	70,710
Other income (expense)—net	1,390	148	(95)	—	1,443

Income (loss) before income taxes	(45,572)	3,657	44,805	—	2,890
Income tax expense (benefit)	(23,414)	317	23,624	—	527
Equity in earnings of subsidiaries	24,521	—	—	(24,521)	—

Net income	$2,363	$3,340	$21,181	$(24,521)	$2,363

All of the expenses recorded during the Predecessor period July 1, 2006 are expenses of Intelsat Corp and therefore separate condensed consolidating financial information for this period has not been presented as it is not meaningful for this period.

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$604,535	$66,790	$618,258	$(668,400)	$621,183
Outright sales and sales-type leases	10,595	—	—	—	10,595

Total revenues	615,130	66,790	618,258	(668,400)	631,778

Operating costs and expenses:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	22,119	1,438	182,234	—	205,791
Direct operating costs (exclusive of depreciation and amortization)	635,609	49,432	83,170	(668,400)	99,811
Selling, general and administrative expenses	48,592	4,516	3,669	—	56,777
Prior Sponsor management fees	10,444	—	—	—	10,444
Restructuring and transaction costs	3,547	427	—	—	3,974
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	305	—	—	—	305

Total operating costs and expenses	718,620	55,813	269,073	(668,400)	375,106

Income (loss) from operations	(103,490)	10,977	349,185	—	256,672
Interest (income) expense—net	155,542	(62)	56,395	—	211,875
Other income (expense)—net	1,421	68	35	—	1,524

Income (loss) before income taxes	(257,611)	11,107	292,825	—	46,321
Income tax expense (benefit)	(101,359)	4,273	104,181	—	7,095
Equity in earnings of subsidiaries	195,478	—	—	(195,478)	—

Net income	$39,226	$6,834	$188,644	$(195,478)	$39,226

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$446,977	$64,216	$419,031	$(493,360)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenues	452,872	64,216	419,031	(493,360)	442,759

Operating costs and expenses:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	12,136	959	125,560	—	138,655
Direct operating costs (exclusive of depreciation and amortization)	469,679	34,106	60,552	(493,360)	70,977
Selling, general and administrative expenses	31,886	3,170	2,977	—	38,033
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating costs and expenses	633,804	38,235	189,089	(493,360)	367,768

Income (loss) from operations	(180,932)	25,981	229,942	—	74,991
Interest (income) expense—net	70,247	(10)	37,364	—	107,601
Other income (expense)—net	(4,363)	291	1,393	—	(2,679)

Income (loss) before income taxes	(255,542)	26,282	193,971	—	(35,289)
Income tax expense (benefit)	(63,763)	3,278	68,492	—	8,007
Equity in earnings of subsidiaries	148,483	—	—	(148,483)	—

Net income (loss)	$(43,296)	$23,004	$125,479	$(148,483)	$(43,296)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT DECEMBER 31, 2005

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	44,028	23,226	3,532	—	70,786
Net investment in sales-type leases	12,260	—	—	—	12,260
Due From Affiliates	(15,803)	24,023	859,078	(867,298)	—
Prepaid expenses and other	119,391	156	(3)	(103,769)	15,775
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	297,768	47,405	867,371	(971,067)	241,477

Satellites and other property and equipment—net	494,299	4,774	1,450,487	—	1,949,560
Net investment in sales-type leases	64,913	—	—	—	64,913
Goodwill	2,238,676	5,455	—	—	2,244,131
Amortizable intangible assets—net	—	244	—	—	244
Non-amortizable intangible assets—net	—	—	2,614	—	2,614
Deferred charges and other assets—net	1,163,510	1,580	52	(840,000)	325,142
Investment in affiliates and subsidiaries	1,194,042	—	—	(1,194,042)	—

Total assets	$5,453,208	$59,458	$2,320,524	$(3,005,109)	$4,828,081

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Due to affiliates	50,233	—	—	—	50,233
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives obligations	13,240	—	—	—	13,240
Accrued interest payable	37,103	—	103,769	(103,769)	37,103
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	15,265	104,778	(103,769)	226,951

Long-term debt, net of current portion	2,915,400	—	840,000	(840,000)	2,915,400
Deferred income taxes	(192,514)	—	216,826	—	24,312
Deferred satellite incentive obligations, net of current portion	98,112	—	—	—	98,112
Deferred revenue, net of current portion	48,400	127	2,316	—	50,843
Deferred credits and other	201,525	392	(1,984)	—	199,933
Due to affiliates	859,078	8,220	—	(867,298)	—

Total liabilities	4,140,678	24,004	1,161,936	(1,811,067)	3,515,551

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value	—	—	—	—	—
Paid-in capital	803,545	10,069	855,152	(865,221)	803,545
Retained earnings	512,500	28,803	303,436	(332,239)	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,312,530	35,454	1,158,588	(1,194,042)	1,312,530

Total liabilities and stockholder’s equity	$5,453,208	$59,458	$2,320,524	$(3,005,109)	$4,828,081

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT SEPTEMBER 30, 2006

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$135,648	$—	$7,088	$—	$142,736
Accounts receivable—net	63,952	2,792	4,297	—	71,041
Due from affiliates	7,850	77,305	1,249,832	(1,295,021)	39,966
Prepaid expenses and other	29,601	—	2,826	(19,055)	13,372
Deferred income taxes	16,820	—	—	—	16,820

Total current assets	253,871	80,097	1,264,043	(1,314,076)	283,935

Satellites and other property and equipment—net	666,822	1,189	1,166,029	—	1,834,040
Goodwill	3,750,514	—	—	—	3,750,514
Amortizable intangible assets—net	23,046		317,715	—	340,761
Non-amortizable intangible assets—net	—	1,116,000	4,000	—	1,120,000
Deferred charges and other assets—net	1,021,282	1,286	3,290	(840,001)	185,857
Investment in affiliates and subsidiaries	2,180,771	—	—	(2,180,772)	—

Total assets	$7,896,306	$1,198,572	$2,755,077	$(4,334,849)	$7,515,107

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,890	$146	$1,648	—	$114,684
Due to affiliates	1,199,523	26,694	68,804	(1,295,021)	—
Current portion of long-term debt	39,237	—	—	—	39,237
Current portion of satellite incentive obligations	14,534	—	—	—	14,534
Accrued interest payable	63,085	—	19,055	(19,055)	63,085
Deferred gains and revenues	27,603	3,718	163	—	31,484

Total current liabilities	1,456,872	30,558	89,670	(1,314,076)	263,024

Long-term debt, net of current portion	3,462,800	—	840,000	(840,000)	3,462,800
Deferred income taxes	(313,117)	420,134	390,872	—	497,889
Deferred satellite incentive obligations, net of current portion	103,274	—	—	—	103,274
Deferred revenue, net of current portion	46,087	113	1,530	—	47,730
Accrued retirement benefits	38,235	—	—	—	38,235
Deferred credits and other	150,736	—	—	—	150,736

Total liabilities	4,944,887	450,805	1,322,072	(2,154,076)	4,563,688

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	2,949,428	693,617	988,163	(1,681,780)	2,949,428
Retained earnings	2,363	54,150	444,842	(498,992)	2,363
Accumulated other comprehensive income	(372)	—	—	—	(372)

Total stockholder’s equity	2,951,419	747,767	1,433,005	(2,180,772)	2,951,419

Total liabilities and stockholder’s equity	$7,896,306	$1,198,572	$2,755,077	$(4,334,848)	$7,515,107

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$205,273	$1,468	$65,667	$—	$272,408

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(140,711)	(1,468)	—	—	(142,179)
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions and divestitures, net of cash acquired/paid	26,777	—	(68,640)	—	(41,863)

Net cash used in investing activities	(110,773)	(1,468)	(68,640)	—	(180,881)

Cash flows from financing activities:
Capital contributed by parent	658,350	—	—	—	658,350
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Dividends to stockholder	(53,785)	—	—	—	(53,785)
Capitalized debt issuance costs	(598)	—	—	—	(598)
Funding of capital expenditures by customer	33,464	—	—	—	33,464
Repayments of incentive obligations	(9,464)	—	—	—	(9,464)

Net cash used in financing activities	(43,933)	—	—	—	(43,933)

Effect of exchange rate changes on cash	1,210	—	—	—	1,210

Net increase (decrease) in cash and cash equivalents	51,777	—	(2,973)	—	48,804
Cash and cash equivalents, beginning of period	29,897	—	8,710	—	38,607

Cash and cash equivalents, end of period	$81,674	$—	$5,737	$—	$87,411

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,720	$2,146	$1,522	$—	$250,389

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(129,379)	(122)	236	—	(129,265)
Distribution from equity investment	1,796	—	—		1,796
Acquisitions and divestitures, net of cash acquired/paid	(4,530)	(1,012)	(1)	—	(5,543)

Net cash used in investing activities	(132,113)	(1,134)	235	—	(133,012)

Cash flows from financing activities:
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Dividends to stockholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Repayments of incentive obligations	(5,683)	—	—	—	(5,683)

Net cash used in financing activities	(170,292)	—	—	—	(170,292)

Effect of exchange rate changes on cash	27	—	—	—	27

Net increase (decrease) in cash and cash equivalents	(55,658)	1,012	1,757	—	(52,888)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$65,523	$1,012	$6,521	$—	$73,057

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities	$62,324	$(222)	$802	$—	$62,904

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(27,832)	(790)	(236)	—	(28,858)
Acquisitions and divestitures, net of cash acquired/paid	56,670	—	—	—	56,670

Net cash used in investing activities	28,838	(790)	(236)	—	27,812

Cash flows from financing activities:
Issuance of new long-term debt	575,000	—	—	—	575,000
Capital contribution by parent					—
Repayments of long-term debt	(180)	—	—	—	(180)
Dividends to stockholder	(565,656)	—	—	—	(565,656)
Capitalized debt issuance costs	(28,602)	—	—	—	(28,602)
Funding of capital expenditures by customer	857	—	—	—	857
Repayments of incentive obligations	(2,971)	—	—	—	(2,971)

Net cash used in financing activities	(21,552)	—	—	—	(21,552)

Effect of exchange rate changes on cash	516	—	—	—	516

Net increase (decrease) in cash and cash equivalents	70,126	(1,012)	566	—	69,680
Cash and cash equivalents, beginning of period	65,522	1,012	6,522	—	73,056

Cash and cash equivalents, end of period	$135,648	$—	$7,088	$—	$142,736

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014 Senior Notes

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

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries (including our recently formed satellite operating companies which are certain of our existing domestic subsidiaries) and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2005 and September 30, 2006 and for the Predecessor three and nine months ended September 30, 2005 and the Predecessor periods January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006. All of the expenses and cash flows recorded during the Predecessor period July 1, 2006 are expenses of Intelsat Corp and therefore separate condensed consolidating financial information for this period has not been presented as it is not meaningful for this period.

The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. All expenses related to the Predecessor period July 1, 2006 are from Panamsat Opco. The consolidating information is not meaningful for that period.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$201,444	$220,751	$5,676	$(222,234)	$205,637
Outright sales and sales-type leases	3,481	—	—	—	3,481

Total revenues	204,925	220,751	5,676	(222,234)	209,118

Operating costs and expenses:
Depreciation and amortization	7,920	60,328	613	—	68,861
Direct operating costs (exclusive of depreciation and amortization)	210,996	42,030	181	(222,234)	30,973
Selling, general and administrative expenses	15,852	1,432	1,647	—	18,931
Restructuring and transaction costs	177	32	—	—	209
Gain on undesignated interest rate swap	(18,332)	—	—	—	(18,332)

Total operating costs and expenses	216,613	103,822	2,441	(222,234)	100,642

Income (loss) from operations	(11,688)	116,928	3,235	—	108,476
Interest (income) expense—net	29,270	19,054	(52)	—	48,272
Other income (expense)—net	1,379	78	142	—	1,598

Income (loss) before income taxes	(39,579)	97,952	3,429	—	61,802
Income tax expense (benefit)	(26,351)	35,597	1,087	—	10,333
Equity in earnings of subsidiaries	64,697	—	—	(64,697)	—

Net income	$51,469	$62,355	$2,342	$(64,697)	$51,469

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$221,206	$152,066	$10,615	$(183,710)	$200,177
Revenues from affiliates	51,227	—	—	—	51,227

Total revenues	272,433	152,066	10,615	(183,710)	251,404

Operating costs and expenses:
Depreciation and amortization	8,880	60,646	2,340	—	71,866
Direct operating costs (exclusive of depreciation and amortization)	197,485	27,717	2,812	(183,710)	44,304
Costs from affiliates	18,468	—	—	—	18,468
Selling, general and administrative expenses	23,295	355	1,418	—	25,068
Restructuring and transaction costs	5,213	—	—	—	5,213
Loss on undesignated interest rate swap	14,328	—	—	—	14,328

Total operating costs and expenses	267,669	88,718	6,570	(183,710)	179,247

Income from operations	4,764	63,348	4,045	—	72,157
Interest (income) expense—net	51,726	19,088	(104)	—	70,710
Other income (expense)—net	1,390	148	(95)	—	1,443

Income (loss) before income taxes	(45,572)	44,408	4,054	—	2,890
Income tax expense (benefit)	(23,414)	23,393	548	—	527
Equity in earnings of subsidiaries	24,521	—	—	(24,521)	—

Net income	$2,363	$21,015	$3,506	$(24,521)	$2,363

All of the expenses recorded during the Predecessor period July 1, 2006 are expenses of Intelsat Corp and therefore separate condensed consolidating financial information for this period has not been presented as it is not meaningful for this period.

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$604,535	$668,154	$16,894	$(668,400)	$621,183
Outright sales and sales-type leases	10,595	—	—	—	10,595

Total revenues	615,130	668,154	16,894	(668,400)	631,778

Operating costs and expenses:
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Depreciation and amortization	22,119	182,916	756	—	205,791
Direct operating costs (exclusive of depreciation and amortization)	635,609	131,683	919	(668,400)	99,811
Selling, general and administrative expenses	48,592	4,516	3,669	—	56,777
Prior Sponsor management fees	10,444	—	—	—	10,444
Restructuring and transaction costs	3,547	427	—	—	3,974
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Loss on undesignated interest rate swap	305	—	—	—	305

Total operating costs and expenses	718,620	319,542	5,344	(668,400)	375,106

Income (loss) from operations	(103,490)	348,612	11,550	—	256,672
Interest (income) expense—net	155,542	56,483	(150)	—	211,875
Other income (expense)—net	1,421	68	35	—	1,524

Income (loss) before income taxes	(257,611)	292,197	11,735	—	46,321
Income tax expense (benefit)	(101,359)	106,871	1,583	—	7,095
Equity in earnings of subsidiaries	195,478	—	—	(195,478)	—

Net income	$39,226	$185,326	$10,152	$(195,478)	$39,226

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Operating leases, satellite services and other	$446,977	$468,810	$17,022	$(495,945)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenues	452,872	468,810	17,022	(495,945)	442,759

Operating costs and expenses:
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Direct operating costs (exclusive of depreciation and amortization)	469,679	94,300	2,943	(495,945)	70,977
Selling, general and administrative expenses	31,886	3,287	2,860	—	38,033
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating costs and expenses	633,804	220,611	9,298	(495,945)	367,768

Income (loss) from operations	(180,932)	248,199	7,724	—	74,991
Interest (income) expense—net	70,247	37,479	(125)	—	107,601
Other income (expense)—net	(4,363)	283	1,401	—	(2,679)

Income (loss) before income taxes	(255,542)	211,003	9,250	—	(35,289)
Income tax expense (benefit)	(63,763)	70,801	969	—	8,007
Equity in earnings of subsidiaries	148,483	—	—	(148,483)	—

Net income (loss)	$(43,296)	$140,202	$8,281	$(148,483)	$(43,296)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT DECEMBER 31, 2005

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Accounts receivable—net	44,028	23,226	3,532	—	70,786
Net investment in sales-type leases	12,260	—	—	—	12,260
Due from affiliates	(15,803)	946,284	(63,183)	(867,298)	—
Prepaid expenses and other	119,391	156	(3)	(103,769)	15,775
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	297,768	969,666	(54,890)	(971,067)	241,477

Satellites and other property and equipment—net	494,299	1,388,587	66,674	—	1,949,560
Net investment in sales-type leases	64,913	—	—	—	64,913
Goodwill	2,238,676	5,455	—	—	2,244,131
Amortizable intangible assets—net	—	244	—	—	244
Non-amortizable intangible assets—net	—	2,614	—	—	2,614
Deferred charges and other assets—net	1,163,510	(1,034)	2,666	(840,000)	325,142
Investment in affiliates and subsidiaries	1,194,042	—	—	(1,194,042)	—

Total assets	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,474	$8,778	$1,009	$—	$85,261
Due to affiliates	50,233	—	—	—	50,233
Current portion of long-term debt	16,600	—	—	—	16,600
Current portion of satellite incentives obligations	13,240	—	—	—	13,240
Accrued interest payable	37,103	103,769	—	(103,769)	37,103
Deferred gains and revenues	18,027	6,487	—	—	24,514

Total current liabilities	210,677	119,034	1,009	(103,769)	226,951

Long-term debt, net of current portion	2,915,400	840,000	—	(840,000)	2,915,400
Deferred income taxes	(192,514)	217,064	(238)	—	24,312
Deferred satellite incentive obligations, net of current portion	98,112	—	—	—	98,112
Deferred revenue, net of current portion	48,400	2,333	110	—	50,843
Deferred credits and other	201,525	(1,814)	222	—	199,933
Due to affiliates	859,078	8,220	—	(867,298)	—

Total liabilities	4,140,678	1,184,837	1,103	(1,811,067)	3,515,551

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value	—	—	—	—	—
Paid-in capital	803,545	866,047	(826)	(865,221)	803,545
Retained earnings	512,500	318,066	14,173	(332,239)	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other stockholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total stockholder’s equity	1,312,530	1,180,695	13,347	(1,194,042)	1,312,530

Total liabilities and stockholder’s equity	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT SEPTEMBER 30, 2006

(in thousands, except share data)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$135,648	$—	$7,088	$—	$142,736
Accounts receivable—net	63,952	5,809	1,280	—	71,041
Due from affiliates	7,850	1,327,676	11,775	(1,307,335)	39,966
Prepaid expenses and other	29,601	—	2,826	(19,055)	13,372
Deferred income taxes	16,820	—	—	—	16,820

Total current assets	253,871	1,333,485	22,969	(1,326,390)	283,935

Satellites and other property and equipment—net	666,822	1,081,858	85,360	—	1,834,040
Goodwill	3,750,514	—	—	—	3,750,514
Amortizable intangible assets—net	23,046	317,715	—	—	340,761
Non-amortizable intangible assets—net	—	1,120,000	—	—	1,120,000
Deferred charges and other assets—net	1,021,282	1,286	3,290	(840,001)	185,857
Investment in affiliates and subsidiaries	2,180,772	—	—	(2,180,772)	—

Total assets	$7,896,307	$3,854,344	$111,619	$(4,347,163)	$7,515,107

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,890	$225	$1,569	$—	$114,684
Due to affiliates	1,199,523	41,686	66,126	(1,307,335)	—
Current portion of long-term debt	39,237	—	—	—	39,237
Current portion of satellite incentive obligations	14,534	—	—	—	14,534
Accrued interest payable	63,085	19,055	—	(19,055)	63,085
Deferred gains and revenues	27,603	3,855	26	—	31,484

Total current liabilities	1,456,872	64,821	67,721	(1,326,390)	263,024

Long-term debt, net of current portion	3,462,800	840,000	—	(840,000)	3,462,800
Deferred income taxes	(313,117)	811,272	(266)	—	497,889
Deferred satellite incentive obligations, net of current portion	103,274	—	—	—	103,274
Deferred revenue, net of current portion	46,087	1,352	291	—	47,730
Accrued retirement benefits	38,235	—	—	—	38,235
Deferred credits and other	150,736	—	—	—	150,736

Total liabilities	4,944,887	1,717,445	67,746	(2,166,390)	4,563,688

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value	—	—	—	—	—
Additional paid-in capital	2,949,428	1,658,634	23,146	(1,681,780)	2,949,428
Retained earnings	2,363	478,265	20,727	(498,992)	2,363
Accumulated other comprehensive income	(372)	—	—	—	(372)

Total stockholder’s equity	2,951,419	2,136,899	43,873	(2,180,772)	2,951,419

Total liabilities and stockholder’s equity	$7,896,307	$3,854,344	$111,619	$(4,347,163)	$7,515,107

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$205,273	$1,468	$65,667	$—	$272,408

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(140,711)	(1,468)	—	—	(142,179)
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions and divestitures, net of cash acquired/paid	26,777	—	(68,640)	—	(41,863)

Net cash used in investing activities	(110,773)	(1,468)	(68,640)	—	(180,881)

Cash flows from financing activities:
Capital contribution by parent	658,350	—	—	—	658,350
Repayments of long-term debt	(671,900)	—	—	—	(671,900)
Dividends to stockholder	(53,785)	—	—	—	(53,785)
Capitalized debt issuance costs	(598)	—	—	—	(598)
Funding of capital expenditures by customer	33,464	—	—	—	33,464
Repayments of incentive obligations	(9,464)	—	—	—	(9,464)

Net cash used in financing activities	(43,933)	—	—	—	(43,933)

Effect of exchange rate changes on cash	1,210	—	—	—	1,210

Net increase (decrease) in cash and cash equivalents	51,777	—	(2,973)	—	48,804
Cash and cash equivalents, beginning of period	29,897	—	8,710	—	38,607

Cash and cash equivalents, end of period	$81,674	$—	$5,737	$—	$87,411

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,720	$1,910	$1,758	$—	$250,389

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(129,379)	114	—	—	(129,265)
Distribution from equity investment	1,796	—	—		1,796
Acquisitions and divestitures, net of cash acquired/paid	(4,530)	(1,012)	—	—	(5,543)

Net cash used in investing activities	(132,113)	(898)	—	—	(133,012)

Cash flows from financing activities:
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Dividends to stockholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Repayments of incentive obligations	(5,683)	—	—	—	(5,683)

Net cash used in financing activities	(170,292)	—	—	—	(170,292)

Effect of exchange rate changes on cash	27	—	—	—	27

Net increase (decrease) in cash and cash equivalents	(55,658)	1,012	1,758	—	(52,888)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$65,523	$1,012	$6,522	$—	$73,057

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTELSAT CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$62,324	$14	$566	$—	$62,904

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(27,832)	(1,026)	—	—	(28,858)
Acquisitions and divestitures, net of cash acquired/paid	56,670	—	—	—	56,670

Net cash used in investing activities	28,838	(1,026)	—	—	27,812

Cash flows from financing activities:
Issuance of new long-term debt	575,000	—	—	—	575,000
Repayments of long-term debt	(180)	—	—	—	(180)
Dividends to stockholder	(565,656)	—	—	—	(565,656)
Capitalized debt issuance costs	(28,602)	—	—	—	(28,602)
Funding of capital expenditures by customer	857	—	—	—	857
Repayments of incentive obligations	(2,971)	—	—	—	(2,971)

Net cash used in financing activities	(21,552)	—	—	—	(21,552)

Effect of exchange rate changes on cash	516	—	—	—	516

Net increase (decrease) in cash and cash equivalents	70,126	(1,012)	566	—	69,680
Cash and cash equivalents, beginning of period	65,522	1,012	6,522	—	73,056

Cash and cash equivalents, end of period	$135,648	$—	$7,088	$—	$142,736

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligation of each defined benefit pension and other postretirement plan. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the company’s financial statements for the year ended December 31, 2006. We are still in the process of evaluating the full impact of this standard.

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Business Segment and Geographic Information

We operate in a single industry segment, in which we provide satellite services to our communications customers around the world. The geographic distribution of our revenue for the Predecessor three months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006 were:

	Predecessor	Successor
	Three Months Ended September 30, 2005	Period July 1, 2006 to September 30, 2006
North America	63%	66%
Europe	5	5
Africa and Middle East	9	8
Latin America and Caribbean	15	14
Asia Pacific	8	7

The geographic distribution of our revenue was as follows for the Predecessor period January 1, 2005 to September 30, 2005, the Predecessor period January 1, 2005 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006:

	Predecessor		Successor
	January 1 to September 30, 2005	January 1 to July 1, 2006	July 1 to September 30, 2006
North America	64%	62%	66%
Europe	5	6	5
Africa and Middle East	9	9	8
Latin America and Caribbean	14	15	14
Asia Pacific	8	8	7

Revenue by region is based on the locations of customers to which services are billed. Revenues from affiliates are included in North America. Intelsat’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of Intelsat’s remaining assets, substantially all are located in the United States.

For the Predecessor three months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006, revenues were derived from the following services:

	Predecessor	Successor
	Three Months Ended September 30, 2005	Period July 1 to September 30, 2006
Leases	$189,008	$184,746
Managed solutions	14,303	12,554
Mobile satellite services and other	5,807	2,877

Subtotal	209,118	200,177

Revenue from affiliates	—	51,227

Total	$209,118	$251,404

INTELSAT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Predecessor period January 1, 2005 to September 30, 2005, the Predecessor period January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 through September 30, 2006, revenues were derived from the following services:

	Predecessor		Successor
	January 1 to September 30, 2005	January 1 to July 1, 2006	July 1 to September 30, 2006
Leases	$562,852	$384,643	$184,746
Managed solutions	45,903	39,160	12,554
Mobile satellite services and other	23,023	18,956	2,877

Subtotal	631,778	442,759	200,177

Revenue from affiliates	—	—	51,227

Total	$631,778	$442,759	$251,404

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2006, any amendments thereto, and all of our other filings with the SEC from March 10, 2006 through the date of this report.

Management Overview

Following the completion of the Intelsat Acquisition Transactions on July 3, 2006, our ultimate parent company, Intelsat, Ltd., is the largest provider of fixed satellite communications services worldwide, supplying voice, data and video connectivity in over 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Intelsat, Ltd.’s global communications network includes 51 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator in the Asia-Pacific region and ground facilities related to the operation and control of our satellites. We believe that Intelsat, Ltd. has one of the largest, most flexible and reliable satellite fleets in the world, which covers 99% of the world’s population. This satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

In evaluating our financial condition and operating performance, our management considers many factors. Among the most important are revenues, satellite health and technology, satellite insurance, profitability and liquidity.

Intelsat Acquisition Transactions

On August 28, 2005, Holdco and Intelsat (Bermuda), Ltd., or Intelsat Bermuda, signed a definitive merger agreement, referred to as the Intelsat Merger Agreement, under which Intelsat Bermuda would acquire Holdco and its sole subsidiary, PanAmSat Corporation, for $25 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition was consummated (the “Intelsat Merger”). In connection with the Intelsat Merger Agreement, our prior board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10 million for non-senior management employees.

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

On July 3, 2006, in connection with the Intelsat Acquisition Transactions, we issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the New Opco Notes. In addition, we amended and restated our existing senior secured credit facilities, referred to as the July 2006 Amended and Restated Credit Agreement. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions, see “—Liquidity and Capital Resources.”

Following completion of the Intelsat Merger, Intelsat General Corporation, a wholly owned indirect subsidiary of Intelsat Bermuda (“IGen”), acquired our former subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions Corporation, its financial condition as of September 30, 2006, and its results of operations for the third quarter of 2006 were excluded from our financial statements. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required.

Following the completion of the Intelsat Merger, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $11.9 million were recognized by Intelsat Corp and were treated as a distribution to its Parent. In addition, substantially all of the Intelsat entities, following the Intelsat Merger, including Holdco and us, have entered into a master inter-company services agreement, referred to as the MISA, pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that our board of directors and the board of directors of Intelsat Bermuda and Holdco have determined to be fair. The employee transfer resulted in an increase in total consolidated assets and liabilities as of September 30, 2006 of approximately $11.2 million and $38.2 million, respectively. The master inter-company services agreement increased revenues and expenses for the three months ended September 30, 2006 by approximately $39.3 million and $37.5 million, respectively.

The Intelsat Merger, the tender offer with respect to Holdco’s 10 3/8% senior discount notes due 2014 (referred to as the Tender Offer), the issuance of the New Opco Notes, the entering into of the July 2006 Amended and Restated Credit Agreement, the sale of G2 Satellite Solutions Corporation to IGen, the transfer of employees and the entering into the MISA are collectively referred to as the Intelsat Acquisition Transactions.

As a result of the Intelsat Acquisition Transactions, certain of our accounting policies have been changed to conform with Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases and previous outright sales to conform with Intelsat, Ltd.’s current accounting polices did have, and is expected to have, a significant impact on our consolidated financial statements. We previously recognized as revenues at the inception of the lease the net present value of the future minimum lease payments, and continue to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment in purchase accounting of approximately $72.3 million of net assets related to previously recorded sales-type leases and the recording of approximately $2.5 million of additional revenues during the third quarter of 2006.

Furthermore, the purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the estimated fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which are based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Intelsat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense will increase significantly. Also, our interest expense will increase due to the additional interest on the New Opco Notes and interest accrued from the amortization of the net discount applied to the face value of our outstanding long-term debt. This discount resulted from a lower estimated fair value of this long-term debt. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions, see “—Liquidity and Capital Resources.”

In connection with the closing of the Intelsat Merger, we have identified various cost-saving initiatives that have been or will be implemented in connection with and following the closing of the Intelsat Merger. These initiatives include workforce reductions and related salary and benefit savings, insurance costs, operating expense reductions due to consolidation of facilities and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe we can realize approximately $47.8 million in estimated annual net operating cost savings in the near to medium term resulting from the Intelsat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary to incur approximately $89 million in one-time expenditures. Approximately $35 million was incurred by us prior to the closing of the Intelsat Acquisition Transactions. The remaining $54 million of these costs are expected to relate to relocation, retention, severance and other costs projected to be incurred to achieve a fully integrated and reduced workforce. We believe approximately $53 million of these costs will be incurred to achieve the projected cost savings for satellite, communications and commercial operations, including the integration of satellite control facilities of both companies. Other projected transition costs are expected to include system integration costs, professional fees and costs associated with early termination of existing leases and other binding commitments.

Results of Operations—Three Months Ended September 30, 2005 and 2006

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for the three months ended September 30, 2006 have been presented separately for the “Predecessor Entity” for the period July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 through September 30, 2006. For comparative purposes, we combined the period from July 1, 2006 through September 30, 2006 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

The classification of revenue by product group during the three and nine months ended September 30, 2006, have been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation.

	Predecessor Entity		Successor Entity	Combined
	Three Months Ended September 30, 2005	July 1, 2006	Period July 1 to September 30, 2006	Three Months Ended September 30, 2006
Revenues
Operating leases, satellite services and other	$205,637	$—	$200,177	$200,177
Revenue from affiliates	—	—	51,227	51,227
Outright sales and sales-type leases	3,481	—	—	—

Total revenues	209,118	—	251,404	251,404

Costs and expenses
Depreciation and amortization	68,861	—	71,866	71,866
Direct operating costs (exclusive of depreciation and amortization)	30,973	—	44,304	44,304
Costs from affiliates	—	—	18,468	18,468
Selling, general and administrative expenses	18,931	—	25,068	25,068
Restructuring and transaction costs	209	142,332	5,213	147,545
(Gain) loss on undesignated interest rate swap	(18,332)	—	14,328	14,328

Total operating costs and expenses	100,642	142,332	179,247	321,579

Income (loss) from operations	108,476	(142,332)	72,157	(70,175)
Interest expense—net	48,272	—	70,710	70,710
Other income—net	1,598	—	1,443	1,443

Income (loss) before income taxes	61,802	(142,332)	2,890	(139,442)
Income tax expense (benefit)	10,333	(29,242)	527	(28,715)

Net income (loss)	$51,469	$(113,090)	$2,363	$(110,727)

	Three Months Ended September 30,
	2005	2006	Dollar Change	Percentage Change
		Combined
	(In thousands except percentages)
Revenues
Operating leases, satellite services and other	$205,637	$200,177	$(5,460)	(3)%
Revenue from affiliates	—	51,227	51,227	NM
Outright sales and sales-type leases	3,481	—	(3,481)	NM

Total revenues	209,118	251,404	42,286	20%

Costs and expenses
Depreciation and amortization expense	68,861	71,866	3,005	4%
Direct operating costs (exclusive of depreciation and amortization)	30,973	44,304	13,331	43%
Costs from affiliates	—	18,468	18,468	NM
Selling, general and administrative expenses	18,931	25,068	6,137	32%
Restructuring and transaction costs	209	147,545	147,336	NM
(Gain) loss on undesignated interest rate swap	(18,332)	14,328	32,660	NM

Total operating costs and expenses	100,642	321,579	220,937	NM

Income (loss) from operations	108,476	(70,175)	(178,651)	NM
Interest expense—net	48,272	70,710	22,438	46%
Other income—net	1,598	1,443	(155)	(10)%

Income (loss) before income taxes	61,802	(139,442)	(201,244)	NM
Income tax expense (benefit)	10,333	(28,715)	(39,048)	NM

Net income (loss)	$51,469	$(110,727)	$(162,196)	NM

NM = Not meaningful

Revenue from Operating Leases, Satellite Services and Other

The following table sets forth our revenue by product group type for our revenue from operating leases, satellite services and other for the Predecessor three months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006:

	Predecessor	Successor
	Three Months Ended September 30, 2005	Period July 1 to September 30, 2006
Leases	$185,527	$184,746
Managed solutions	14,303	12,554
Mobile satellite services and other	5,807	2,877

Total	$205,637	$200,177

Revenue from operating leases, satellite services and other decreased by $5.5 million, with leases, managed solutions and mobile satellite services, and other revenues decreasing by $0.8 million, $1.8 million and $2.9 million, respectively, These decreases were primarily due to the sale of our G2 Satellite Solutions subsidiary to IGen immediately following the completion of the Intelsat Acquisition Transactions. Our revenue for the third quarter of 2005 included $13.2 million of third party revenue for G2 Satellite Solutions, of which $7.2 million related to leases, $4.4 million to managed solutions and $1.6 million to mobile satellite solutions and other. As a result of our sale of G2 Satellite Solutions to IGen, revenue earned from G2 during the third quarter of 2006 is now classified as inter-company revenue and therefore no amounts related to sales to G2 are now included in revenue from operating leases, satellite services and other. Partially offsetting the decrease in lease revenue was $5.3 million of revenue recorded during this period which related to agreements previously accounted for as sales-type leases, as discussed above.

Revenue from Affiliates—The increase in revenue from affiliates is due primarily to new revenues of $39.3 million related to service provided by us to other Intelsat entities pursuant to the MISA, which was entered into in connection with the Intelsat Acquisition Transactions, as well as $11.9 million of new inter-company revenues from capacity sold to other Intelsat entities. Included in these inter-company capacity revenues was $10.1 million from sales to the former G2 Satellite Solutions.

Revenue from Outright Sales and Sales-type Leases—The decrease of $3.5 million in revenue from outright sales and sales-type leases is due to the elimination of this revenue classification as a result of the conforming accounting policy change discussed above.

Depreciation and Amortization Expense—The increase in depreciation and amortization was due primarily to an increase in amortization expense of $13.0 million as a result of amortizable intangible assets established in the purchase accounting related to the Intelsat Acquisition Transactions, increased depreciation of $5.4 million as a result of new satellites placed in service subsequent to September 30, 2005 and increased depreciation of $1.7 million on our PAS-12 satellite acquired in August 2005. These increases were offset by lower depreciation of $15.2 million for satellites and other assets as a result of the reduction in the fair value of these assets resulting from purchase accounting adjustments recorded in relation to the Intelsat Acquisition Transactions, and lower non-satellite depreciation of approximately $2.0 million due to disposals of property, plant and equipment and reduced non-satellite capital expenditures.

Direct Operating Costs (exclusive of depreciation and amortization)—The increase in direct operating costs, as compared to the three months ended September 30, 2005, was due primarily to $18.8 million of additional costs recorded during the third quarter of 2006 which resulted from the employee transfer agreement. In addition, consulting costs related to launch services increased by approximately $1.8 million as compared with the same period in 2005. These increases were partially offset by a decrease of approximately $6.7 million in direct operating costs related to G2 Satellite Solutions, which was sold in July 2006 subsequent to the completion of the Intelsat Acquisition Transactions.

Costs from affiliates—The increase in costs from affiliates is due to $18.5 million of costs recorded during the three months ended September 30, 2006 which resulted from the MISA.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.1 million as compared to the same period in 2005 primarily as a result of $15.1 million of additional costs resulting from the employee transfer agreement that was entered into in connection with the Intelsat Acquisition Transactions. This increase was partially offset by a decrease in employee compensation and benefit costs of $3.3 million, a $1.7 million reduction in regulatory fees paid, a $1.5 million reduction in loss on asset disposals and $1.3 million in lower property lease expense.

Restructuring and Transaction Costs—Restructuring and severance costs were $0.2 million and $5.2 million for the three months ended September 30, 2005 and 2006, respectively. During the three months ended September 30, 2005, we recorded charges of $0.2 million related to our severance plans. During the three months ended September 30, 2006, we recorded $5.2 million of integration and retention costs in relation to the Intelsat Acquisition Transactions.

In connection with the completion of the Intelsat Acquisition Transactions, we recorded approximately $142.3 million of restructuring and transaction costs within our consolidated statement of operations during the Predecessor period July 1, 2006. All of these costs were expense of the Predecessor and were expensed during the Predecessor period just prior to completion of the Intelsat Acquisition Transactions. These costs included approximately $97.2 million of costs associated with the cash settlement of options and deferred stock units, $21.2 million of severance-related compensation received by certain of our prior executives (including $19.9 million of employee excise taxes) $15.4 million of severance and related costs recorded pursuant to our 2005 severance pay plan and $8.5 million of costs related to executive severance and benefits. No comparable costs were recorded during the same period in 2005.

(Gain) Loss on Undesignated Interest Rate Swap—As of September 30, 2005, we completed our effectiveness test in relation to our $1.25 billion interest rate swap agreement. As a result of the test, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted (“SFAS 133”). As a result, the interest rate swap was undesignated and therefore the reduction in the fair value of the interest rate swap obligation of approximately $18.3 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2005. The $14.3 million loss on undesignated interest rate swap during the third quarter of 2006 represents the decrease in the fair value of our $1.25 billion interest rate swap asset. During this period, the interest rate swap was undesignated and therefore this decrease was recorded as a loss on undesignated interest rate swap in our consolidated statement of operations for the three months ended September 30, 2006 pursuant to SFAS 133.

Income (Loss) from Operations—Income (loss) from operations decreased by $178.7 million as compared to the three months ended September 30, 2005 primarily due to $142.3 million of restructuring and transaction costs and the change in the fair value of our undesignated interest rate swap of approximately $32.7 million over the same period in 2005.

Interest Expense—Net consisted of the following (in thousands):

	Three Months Ended September 30,		Dollar Change
	2005	2006
		Combined
Gross interest expense	$56,367	$80,112	$23,745
Less: Interest income	790	2,056	1,266
Less: Capitalized interest	7,305	7,346	41

Total interest expense, net	$48,272	$70,710	$22,438

Interest expense—net increased primarily as a result of higher outstanding indebtedness during the three months ended September 30, 2006, and higher average interest rates in relation to our senior secured credit facilities during this period as compared to the same period in 2005. The increase in debt was a result of the issuance of $575 million of the New Opco Notes in July 2006 in connection with the completion of the Intelsat Acquisition Transactions.

Income Tax Expense (Benefit)—The decrease in the third quarter 2006 income tax expense of approximately $39.0 million to a $28.7 million income tax benefit from the 2005 income tax expense of $10.3 million was due primarily to the decrease in income before income taxes in 2006 resulting from the items described above including certain deductible as well as certain non-deductible transaction costs, offset by the reduction in the 2006 extraterritorial income exclusion benefit resulting from the partial phase-out of this benefit.

The effective income tax rate for the three months ended September 30, 2006 was 20.6% as compared to 16.7% for the three months ended September 30, 2005.

Results of Operations—Nine Months Ended September 30, 2005 and 2006

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for the nine months ended September 30, 2006 have been presented separately for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 through September 30, 2006. For comparative purposes, we combined the period from January 1, 2006 through September 30, 2006 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

The classification of revenue by product group during the three and nine months ended September 30, 2006, have been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation.

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2005	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2006
Revenues
Operating leases, satellite services and other	$621,183	$436,864	$200,177	$637,041
Revenues from affiliates	—	—	51,227	51,227
Outright sales and sales-type leases	10,595	5,895	—	5,895

Total revenues	631,778	442,759	251,404	694,163

Costs and expenses
Cost of outright sales and sales-type leases	(4,303)	(1,943)	—	(1,943)
Depreciation and amortization	205,791	138,655	71,866	210,521
Direct operating costs (exclusive of depreciation and amortization)	99,811	70,977	44,304	115,281
Costs from affiliates	—	—	18,468	18,468
Selling, general and administrative expenses	56,777	38,033	25,068	63,101
Prior Sponsor management fees	10,444	—	—	—
Restructuring and transaction costs	3,974	145,186	5,213	150,399
Loss on termination of sales-type leases	2,307	—	—	—
(Gain) loss on undesignated interest rate swap	305	(23,140)	14,328	(8,812)

Total operating costs and expenses	375,106	367,768	179,247	547,015

Income from operations	256,672	74,991	72,157	147,148
Interest expense—net	211,875	107,601	70,710	178,311
Other income (expense)—net	1,524	(2,679)	1,443	(1,236)

Income (loss) before income taxes	46,321	(35,289)	2,890	(32,399)
Income tax expense	7,095	8,007	527	8,534

Net income (loss)	$39,226	$(43,296)	$2,363	$(40,933)

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2005	2006
		Combined
	(In thousands except percentages)
Revenues
Operating leases, satellite services and other	$621,183	$637,041	$15,858	3%
Revenues from affiliates	—	51,227	51,227	NM
Outright sales and sales-type leases	10,595	5,895	(4,700)	(44)%

Total revenues	631,778	694,163	62,385	10%

Costs and expenses
Cost of outright sales and sales-type leases	(4,303)	(1,943)	2,360	(55)%
Depreciation and amortization expense	205,791	210,521	4,730	2%
Direct operating costs (exclusive of depreciation and amortization)	99,811	115,281	15,470	15%
Costs from affiliates	—	18,468	18,468	NM
Selling, general and administrative expenses	56,777	63,101	6,324	11%
Prior Sponsor management fees	10,444	—	(10,444)	NM
Restructuring and transaction costs	3,974	150,399	146,425	NM
Loss on termination of sales-type leases	2,307	—	(2,307)	NM
(Gain) loss on undesignated interest rate swap	305	(8,812)	(9,117)	NM

Total operating costs and expenses	375,106	547,015	171,909	46%

Income from operations	256,672	147,148	(109,524)	(43)%
Interest expense—net	211,875	178,311	(33,564)	(16)%
Other income (expense)—net	1,524	(1,236)	(2,760)	NM

Income (loss) before income taxes	46,321	(32,399)	(78,720)	NM
Income tax expense	7,095	8,534	1,439	20%

Net income (loss)	$39,226	$(40,933)	$(80,159)	NM

NM = Not meaningful

Revenue from Operating Leases, Satellite Services and Other

The following table sets forth our revenue by product group type for our revenue from operating leases, satellite services and other for the Predecessor nine months ended September 30, 2005, the Predecessor period January 1, 2006 to July 1, 2006 and the Successor period July 1, 2006 to September 30, 2006:

	Predecessor		Successor
	January 1 to September 30, 2005	January 1 to July 1, 2006	July 1 to September 30, 2006
Leases	$552,257	$378,747	$184,746
Managed solutions	45,903	39,160	12,554
Mobile satellite services and other	23,023	18,956	2,877

Total	$621,183	$436,863	$200,177

Revenue from operating leases, satellite services and other increased by $15.9 million with revenue from leases and managed solutions increasing by $11.2 million and $5.8 million, respectively, while mobile satellite solutions and other revenue decreased by $1.2 million. Approximately $5.3 million of lease revenue recorded during this period related to agreements previously accounted for as sales-type leases, as discussed above, while managed solutions revenue increased by $4.9 million due to additional occasional use services resulting from the

2006 FIFA World Cup and the 2006 Winter Olympics. The results above were negatively impacted by a decrease of $13.2 million in revenue due to the sale of G2 Satellite Solutions to IGen immediately following the completion of the Intelsat Acquisition Transactions, as discussed above. Of this $13.2 million decrease, $7.2 million related to revenue from leases, $4.4 million to revenue from managed solutions and $1.6 million to revenue from mobile satellite solutions and other, respectively.

Revenue from Affiliates—The increase in revenue from affiliates was due primarily to new revenues of $39.3 million related to service provided by us to other Intelsat entities pursuant to the MISA as well as $11.9 million of new inter-company revenues from capacity sold to other Intelsat entities. Included in these inter-company capacity revenues was $10.1 million from sales to the former G2 Satellite Solutions.

Revenue from Outright Sales and Sales-type Leases—The decrease of $4.7 million in revenue from outright sales and sales-type leases was due to the elimination of this revenue classification as a result of the conforming accounting policy change discussed above.

Cost of Outright Sales and Sales-type Leases—The increase in cost of sales-type leases was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that were no longer insured during the nine months ended September 30, 2005. These insurance policies expired during the nine months ended September 30, 2005, were not replaced and, as a result, these satellites and their related assets were no longer insured. This increase was partially offset by the reversal of approximately $1.9 million of in-orbit insurance liabilities during the second quarter of 2006, representing previously recorded expenses for a sales-type lease on our PAS-10 satellite that is no longer insured. In May 2006, the insurance policy covering our PAS-10 satellite expired and was not replaced and, as a result, this satellite and its related assets were no longer insured.

Depreciation and Amortization Expense—The increase in depreciation and amortization was due primarily to an increase in amortization expense of $12.6 million as a result of amortizable intangible assets established in the purchase accounting related to the Intelsat Acquisition Transactions, increased depreciation of $12.5 million as a result of new satellites placed in service subsequent to September 30, 2005 and increased depreciation of $5.0 million on our PAS-12 satellite acquired in August 2005 in connection with the Europe*Star acquisition. These increases were offset by lower depreciation of $15.2 million for satellites and other assets as a result of the reduction in the fair value of these assets resulting from purchase accounting adjustments recorded in relation to the Intelsat Acquisition Transactions, lower depreciation of $2.2 million on our Galaxy 3R satellite which was fully depreciated in January 2005, lower depreciation of $7.6 million on our SBS 6 satellite which had been fully depreciated in November 2005 and lower non-satellite depreciation of approximately $3.6 million due to disposals of property, plant and equipment and reduced non-satellite capital expenditures.

Direct Operating Costs (exclusive of depreciation and amortization)—The increase in total direct operating costs, as compared to the nine months ended September 30, 2005, was due primarily to $18.8 million of additional costs recorded during the third quarter of 2006 which resulted from the employee transfer agreement. In addition, costs associated with the resale of capacity to a video customer, consulting costs related to launch services, broadcast services related to the 2006 Winter Olympics and FIFA World Cup increased by approximately $5.4 million. These increases were partially offset by a decrease of approximately $10.3 million in third party direct operating costs related to G2 Satellite Solutions, which was sold in July 2006 subsequent to the completion of the Intelsat Acquisition Transactions.

Costs from affiliates—The increase in costs from affiliates is due to $18.5 million of costs recorded during the nine months ended September 30, 2006 which resulted from the MISA.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.3 million as compared to the same period in 2005 primarily as a result of $15.1 million of additional costs resulting from the employee transfer agreement and a $3.3 million impairment loss on an investment accounted for under the cost method. This increase was partially offset by lower bad debt expense of $1.8 million, a $1.5 million reduction in loss on asset disposals, a decrease in employee compensation and benefit costs of $1.2 million, a $1.4 million reduction in regulatory fees paid and lower general and administrative expenses of approximately $3.0 million, including lower stock compensation expense, property lease expense, insurance and other expenses.

Restructuring and Transaction Costs—Restructuring and severance costs were $4.0 million and $5.2 million for the nine months ended September 30, 2005 and the Successor period July 1, 2006 through September 30, 2006, respectively. During the nine months ended September 30, 2005, we recorded charges of $2.5 million for certain costs incurred in relation to equipment transferred to other locations in 2005, $1.0 million related to our severance plans and $0.5 million for increased future lease costs related to one of our idle facilities. During the Successor period July 1, 2006 through September 30, 2006, we recorded $5.2 million of integration and retention costs in relation to the Intelsat Acquisition Transactions.

In connection with the completion of the Intelsat Acquisition Transactions on July 3, 2006, we recorded approximately $145.2 million of transaction costs within our consolidated statement of operations during the nine months ended September 30, 2006. Of these costs, $142.3 million was expensed during the predecessor period July 1, 2006 immediately prior to completion of the Intelsat Acquisition Transactions. These costs included approximately $97.2 million of costs associated with the cash settlement of options and deferred stock units, $21.2 million of severance-related compensation received by certain of our prior executives (including $19.9 million of employee excise taxes) $15.4 million of severance and related costs recorded pursuant to our 2005 severance pay plan, $8.5 million of costs related to executive severance and benefits. In addition, $2.9 million of expenses related to certain employee retention costs were expensed during the first six months of 2006. No comparable costs were recorded in the same period in 2005.

Prior Sponsor Management Fees—Our Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, our initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements with us for an aggregate consideration of $10.0 million. During the nine months ended September 30, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment. No comparable costs were recorded during the nine months ended September 30, 2006.

Loss on termination of sales-type lease—During the first quarter of 2005, we recorded a loss of $2.3 million in relation to the amendment of a customer’s sales-type lease agreement, which resulted in a new operating lease agreement for that customer. As a result of this amendment, during the first quarter of 2005, we wrote off the remaining net investment in sales-type lease balance of $2.3 million related to this agreement. No comparable costs were recorded during the nine months ended September 30, 2006.

(Gain) Loss on Undesignated Interest Rate Swap—As of September 30, 2005, we completed our effectiveness test in relation to our $1.25 billion interest rate swap agreement. As a result of the test, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated and therefore the increase in the fair value of the interest rate swap obligation of approximately $0.3 million was recorded as a loss on undesignated interest rate swap in our consolidated statement of operations for the nine months ended September 30, 2005. The $8.8 million gain on undesignated interest rate swap during the nine month period ended September 30, 2006 represents the increase in the fair value of our $1.25 billion interest rate swap asset. During this period, the interest rate swap was undesignated and therefore this increase was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the nine months ended September 30, 2006 pursuant to SFAS 133.

Income from Operations—Income from operations decreased by $109.5 million as compared to the nine months ended September 30, 2005 primarily due to $145.2 million of restructuring and transaction costs and increases in other operating costs of $48.6 million. These decreases were partially offset by an increase in revenues of $62.4 million, principally due to new revenues from affiliates as discussed above, and by reductions in certain other operating expenses of $21.9 million.

Interest Expense—Net consisted of the following (in thousands):

	Nine Months Ended September 30,		Dollar Change
	2005	2006
		Combined
Gross interest expense	$232,225	$203,536	$(28,689)
Less: Interest income	2,091	4,902	2,811
Less: Capitalized interest	18,259	20,323	2,064

Total interest expense, net	$211,875	$178,311	$(33,564)

During the nine months ended September 30, 2005, we recorded approximately $56.0 million of debt extinguishment costs within interest expense, including the write-off of $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under our senior secured credit facilities, $13.8 million related to the redemption of a portion of our 9% senior notes due 2014 ( the “2014 senior notes”) and a $31.8 million premium paid in relation to the redemption of these notes during this period. Excluding the write-off of debt extinguishment costs in 2005, interest expense for the nine months ended September 30, 2006 increased compared with the same period in 2005 due to higher total outstanding indebtedness and higher average interest rates in relation to our senior secured credit facilities. The increase in debt was a result of the issuance of $575.0 million of the New Opco Notes in July 2006 in connection with completion of the Intelsat Acquisition Transactions.

Income Tax Expense (Benefit)—The increase in the 2006 income tax expense of approximately $1.4 million to $8.5 million from the 2005 income tax expense of $7.1 million was due primarily to the reduction in the 2006 extraterritorial income exclusion benefit resulting from the partial phase-out of this benefit, non-deductible costs relating to the company’s acquisition by Intelsat (Bermuda), Ltd., and the recording of additional expense in the second quarter of 2006 related to tax exposure items for periods prior to 2006, offset by an decrease in income before income taxes in 2006 resulting from the items described above.

The effective income tax rate for the nine months ended September 30, 2006 was negative 26.3% as compared to 15.3% for the nine months ended September 30, 2005. The change in the effective rate from 2005 to 2006 is primarily driven by certain non-deductible acquisition related costs incurred by us during the January 1, 2006 to July 1, 2006 Predecessor period.

EBITDA

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

EBITDA of $3.1 million for the three months ended September 30, 2006 reflects a decrease of $175.8 million, or 98%, from $178.9 million for the same period in 2005. This decrease was principally due to restructuring and transaction costs of $142.3 million and a $32.7 million change in the gain/loss on undesignated interest rate swap during the third quarter of 2006 as compared to the same period in 2005.

EBITDA of $356.4 million for the nine months ended September 30, 2006 reflects a decrease of $107.6 million, or 23%, from $464.0 million for the same period in 2005. This decrease was principally due to restructuring and transaction costs of $145.2 million and increases in other operating costs of $45.3 million. These decreases were partially offset by an increase in revenues of $62.4 million, principally due to new revenues from affiliates as discussed above, and by reductions in certain other operating expenses of $21.9 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
		Combined		Combined
	(In thousands)		(In thousands)
Net income (loss)	$51,469	$(110,727)	$39,226	$(40,933)
Add:
Interest expense—net	48,272	70,710	211,875	178,311
Provision for income taxes	10,333	(28,715)	7,095	8,534
Depreciation and amortization	68,861	71,866	205,791	210,521

EBITDA	$178,935	$3,134	$463,987	$356,433

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $313.3 million for the nine months ended September 30, 2006 represented an increase of $40.9 million, or 15%, from $272.4 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, net cash provided by operating activities was principally comprised of $39.2 million in net income, $205.8 million in depreciation and amortization, a loss on early extinguishment of debt of $24.2 million, $14.3 million of amortization of debt issuance costs and other deferred charges and a decrease in cash flows from operating assets and liabilities of $16.2 million. For the nine months ended September 30, 2006, net cash provided by operating activities was principally comprised of $40.9 million in net loss, $210.5 million in depreciation and amortization, $93.7 million of non-cash transaction and restructuring costs, $11.8 million of non-cash amortization of debt issuance costs and other deferred charges and an increase in cash flows from operating assets and liabilities of $44.5 million.

Cash flows used in investing activities decreased by $75.7 million in the nine months ended September 30, 2006 primarily due to proceeds of $73 million received from the sale of G2 Satellite Solutions Corporation to IGen in July 2006 following the completion of the Intelsat Merger. Partially offsetting these proceeds were approximately $20.2 million of purchase price installment payments which were made during the nine months ended September 30, 2006 related to our Europe Star acquisition. Additionally, capital expenditures, net of new incentive obligations of $14.9 million, increased $15.9 million in the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to an increase in satellite capital expenditures related to our satellites currently under construction.

Cash used in financing activities increased by approximately $147.9 million due primarily to the impact of the Intelsat Acquisition Transactions in the Successor period July 1, 2006 to September 30, 2006 and the impact of Holdco’s initial public offering which took place in the first quarter of 2005. We paid dividends to Holdco of approximately $752.1 million during the nine months ended September 30, 2006, of which $565.7 million was paid in the Successor period July 1, 2006 through September 30, 2006 in connection with the Intelsat Acquisition Transactions. Partially offsetting these increases in cash used in financing activities were increases in cash flows from financing activities during this period as a result of the issuance of the New Opco Notes of $575 million in connection with the Intelsat Acquisition Transactions. Additionally, during the nine months ended September 30, 2006, we received funding for capital expenditures from a customer of approximately $31.0 million, paid debt issuance costs in connection with the Intelsat Acquisition Transactions of $28.6 million and repaid incentive obligations of approximately $8.7 million.

During the nine months ended September 30, 2005, we received a capital contribution of $658.4 million from Holdco in connection with Holdco’s initial public offering and we repaid approximately $643.5 million of long-term debt with these funds. Additionally, during the nine months ended September 30, 2005, we paid dividends to Holdco of approximately $53.8 million, repaid approximately $28.4 million of additional indebtedness from cash on hand, received funding for capital expenditures from a customer of approximately $33.5 million and repaid incentive obligations of approximately $9.5 million.

Currency and Exchange Rates

Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian Reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian Real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian Reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three and nine months ended September 30, 2006, our Brazilian customers represented approximately 2% of our third party revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the July 2006 Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the July 2006 Amended and Restated Credit Agreement as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the July 2006 Amended and Restated Credit Agreement, such as the secured debt leverage ratio and the total leverage ratio.

Under Intelsat Corp’s July 2006 Amended and Restated Credit Agreement, Intelsat Corp must maintain a pro forma secured debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

	Nine Months ended September 30, 2005	Combined
		Nine Months ended September 30, 2006
Reconciliation of Net Cash Provided by Operating Activities to Net Income (Loss):
Net cash provided by operating activities	$272,408	$313,293
Depreciation and amortization	(205,791)	(210,521)
Deferred income taxes	(5,027)	(377)
Amortization of debt issuance costs and other deferred charges	(14,338)	(11,771)
Loss on early extinguishment of debt	(24,161)	—
Provision for uncollectible receivables	2	1,581
Restructuring and transaction costs	(3,998)	(93,715)
Amortization of discounts on notes	—	2,527
Gain (loss) on undesignated interest rate swap	(305)	3,109
Reversal of sales-type lease liabilities	4,303	1,943
Loss on investment	—	(3,316)
Loss on termination of sales-type lease	(2,307)	—
Other non-cash items	2,260	809
Changes in assets and liabilities, net of acquired assets and liabilities	16,180	(44,995)

Net income (loss)	$39,226	$(40,933)

Reconciliation of Net Income (Loss) to EBITDA:
Net income (loss)	$39,226	$(40,933)
Interest expense, net	211,875	178,311
Income tax expense (benefit)	7,095	8,534
Depreciation and amortization	205,791	210,521

EBITDA	$463,987	$356,433

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
EBITDA	$463,987	$356,433
Adjustment of sales-type leases to operating leases (a)	19,912	8,762
Loss on termination of sales-type lease (b)	2,307	—
Restructuring charges (c)	3,974	5,219
Reserves for long-term receivables (d)	(4,303)	(1,943)
Transaction costs (e)	10,545	145,186
Loss on investment (f)	—	3,316
(Gain) loss on undesignated interest rate swap (g)	305	(8,812)
Other items (h)	4,946	6,424

Intelsat Corp Adjusted EBITDA	$501,673	$514,585

(a)	For all periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against the principal balance outstanding. These amounts would have been recorded as operating lease revenues if these agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.

(b)	For the nine months ended September 30, 2005, loss on termination of sales-type lease represents the non-cash loss of $2.3 million incurred upon the conversion of one of our customer’s sales-type lease agreements to an operating lease agreement.

(c)	Restructuring charges represent severance costs, leasehold termination costs, facility closure costs and/or integration costs.

(d)	For the nine months ended September 30, 2005, amount represents the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellite that are no longer insured. During the nine months ended September 30, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets were no longer insured. For the nine months ended September 30, 2006, amount represents the reversal of approximately $1.9 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our PAS-10 satellite that is no longer insured. During the second quarter of 2006, the insurance policies covering our PAS-10 and Galaxy 3C satellites expired and were not replaced, and as a result, these satellites and their related assets were no longer insured.
(e)	For the nine months ended September 30, 2005, amount represents (i) $10.0 million paid to the Prior Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us, (ii) costs associated with Holdco’s initial public offering and (iii) non-capitalizable third party costs. For the nine months ended September 30, 2006, amount represents costs associated with the Intelsat Acquisition Transactions.

(f)	For the nine months ended September 30, 2006, loss on investment represents an impairment loss in relation to an investment that we account for under the cost method.

(g)	For the nine months ended September 30, 2005, loss on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation when the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles. For the nine months ended September 30, 2006, amount represents the change in the fair value of the interest rate swap and swap interest earned. During the nine months ended September 30, 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles.

(h)	For the nine months ended September 30, 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Prior Sponsors, (ii) $0.5 million loss on disposal of fixed assets, (iii) $0.7 million of non-cash stock compensation expense, (iv) $0.2 million of non-cash amortization of acquisition-related costs, (v) $2.6 million of non-cash lease expense for the Horizons 1 satellite and (vi) $0.5 million of relocation expense, less $0.1 million of gains on equity investment. For the nine months ended September 30, 2006, other items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense, (iii) $0.8 million loss on disposal of fixed assets, (iv) $2.6 million of non-cash lease expense for the Horizons 1 satellite, (v) $1.7 million of integration expense, (vi) $1.3 million of non-cash long-term incentive plan compensation expense and (vii) $0.6 million of relocation expense, partially offset by $0.2 million of non-cash amortization related to a customer guarantee, a $0.5 million gain on pension assets, a $0.2 million gain on an equity investment and $0.5 million reduction in retirement expense.

We expect Intelsat Corp Adjusted EBITDA to be affected by the same trends that affect EBITDA. We use Intelsat Corp Adjusted EBITDA as additional criteria for evaluating our performance relative to that of our peers. We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this quarterly report is appropriate to provide additional information to investors about the calculation of certain covenants in the July 2006 Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under GAAP, and our Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Intelsat Corp Adjusted EBITDA should not be considered an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

Long-term Debt

As of September 30, 2006, long-term debt consisted of the following (in thousands):

Senior Secured Credit Facilities:
Revolving Credit Facility	$—
Term Loan A-3 due 2012	355,910
Term Loan B-2 due 2014	1,635,100

Fixed Rate Notes:
6 3/8% Notes due 2008	150,000
Unamortized discount on the 6 3/8% Notes due 2008	(419)
8 1/2% Notes due 2012	1,190
9% Senior Notes due 2014	656,320
Unamortized premium on the 9% Senior Notes due 2014	16,865
9% Senior Notes due 2016	575,000
6 7/8% Notes due 2028	125,000
Unamortized discount on the 6 7/8% Notes due 2028	(13,343)
Capital Lease Obligation	414

Total long-term debt	3,502,037
Less: current portion of capital lease obligation	280
Less: current portion of long-term debt	38,957

Total long-term debt, excluding current portion	$3,462,800

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3.4 million. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the three and nine months ended September 30, 2006 reduced interest expense by approximately $0.3 million.

At September 30, 2006, we had total debt outstanding of approximately $3.5 billion, including current maturities of $39.0 million related to our Term Loan B-2 Facility due 2014.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, we issued the New Opco Notes in an aggregate principal amount of $575.0 million. The Intelsat Acquisition Transactions, the Tender Offer and related fees and expense were funded through the incurrence of significant debt, including the proceeds of the New Opco Notes, the New Intelsat Bermuda Notes and the Intelsat Bermuda Bridge Credit Facility. Cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used.

In connection with the completion of the Intelsat Acquisition Transactions, our board of directors authorized the amendment of our senior secured credit facilities, which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Acquisition Transactions. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our March 2005 Amended and Restated Credit Agreement, and consists of a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. At September 30, 2006, the interest rate on the Term Loan A-3 facility was 7.633% (LIBOR of 5.508% plus 2.125%). At September 30, 2006, the interest rate on the Term Loan B-2 facility was 8.008% (LIBOR of 5.508% plus 2.500%).

Up to $150.0 million of this revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of September 30, 2006 on an annual basis was 0.375%. As of September 30, 2006, we had outstanding letters of credit of $54.6 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.4 million at September 30, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of September 30, 2006, although this interest rate is subject to adjustment based on our total leverage ratio.

Interest rates under the July 2006 Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or Alternative Borrowing Rate (“ABR”) plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

The interest rates on the Term Loan A-3 and Term Loan B-2 reset on October 2, 2006 and the interest rates increased to 7.497% (LIBOR of 5.372% plus 2.125%) and 7.872% (LIBOR of 5.372% plus 2.500%), respectively. During the nine months ended September 30, 2005, we recorded non-cash interest expense charges totaling approximately $56.0 million for unamortized debt issuance costs written off as a result of the $353.5 million, or 35% of the outstanding principal amount, repayment of our 2014 senior notes in April 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and $318.4 million of voluntary debt repayments made on our Term Loan A Facility during this period. There were no such charges recorded during the nine months ended September 30, 2006.

Our 2014 senior notes require interest payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 2014 senior notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at 101% of par value. We commenced a Change of Control Offer on August 2, 2006. The Change of Control Offer expired on September 26, 2006 at which time approximately $180 thousand of the outstanding 2014 senior notes were tendered and repurchased by us from cash on hand.

As of September 30, 2006, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2006, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. As of September 30, 2006, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes are unsecured, and are unconditionally guaranteed by each of our existing domestic restricted subsidiaries.

With a portion of the proceeds from Holdco’s initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under the Term Loan A Facility under the March 2005 Amended and Restated Credit Agreement on March 22, 2005, redeem $353.5 million, or 35%, of our 2014 senior notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of the Term Loan A Facility under the March 2005 Amended and Restated Credit Agreement with cash on hand on March 22, 2005. On June 17, 2005, we made a voluntary prepayment of $28.4 million under this Term Loan A facility under the March 2005 Amended and Restated Credit Agreement from available cash on hand.

Contracted backlog

Contracted backlog represents the actual dollar amount (without discounting to present value) of the expected future revenue to be earned from customers under all long-term contractual agreements, including operating leases, sales-type leases and related service agreements, which may extend to the end of the life of the satellite or beyond to a replacement satellite. Contracted backlog is attributable both to satellites currently in orbit and those planned for future launch. Our contracted backlog for future services as of December 31, 2005 and September 30, 2006 was $4.25 billion and $4.30 billion, respectively. The change in contracted backlog of approximately $48.4 million was the result of customer contract activity during the first nine months of 2006 (net new contracted backlog of approximately $626.3 million as a result of the execution of customer contracts partially offset by approximately $594.1 million of customer billings during the nine month period and a reduction of $80.6 million resulting from the sale of G2 Satellite Solutions to IGen immediately subsequent to the Intelsat Acquisition Transactions). Our contracted backlog as of September 30, 2006 also included approximately $835 million relating to future services on satellites we expect to launch. Included in the amounts above are 75 contracts representing total contracted backlog of $1.42 billion, of which approximately $855.7 million of contracted backlog may be terminated by the customers pursuant to certain contractual termination rights. Approximately $36.2 million of our contracted backlog as of September 30, 2006 represented the aggregate contracted backlog from affiliates of Intelsat, Ltd. Our contracted backlog excludes the impact of the MISA transactions.

Holdco’s Initial Public Offering

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18 per share and used a portion of the net proceeds to make a capital contribution to us of approximately $658.4 million. We used this capital contribution to repay approximately $265.0 million of the borrowings under the Term Loan A Facility under the March 2005 Amended and Restated Credit Agreement and on April 1, 2005, we redeemed $353.5 million, or 35%, of our 2014 senior notes, and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of this Term Loan A Facility with cash on hand on March 22, 2005.

Historical Dividend Policy

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering, and remained in effect until the closing of the Intelsat Acquisition Transactions on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. On December 14, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, we recorded dividends of $4.5 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006. On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions in July 2006. On July 3, 2006, we recorded and paid dividends of $565.7 million resulting from the net proceeds of the issuance of the New Opco Notes, which were used to fund a portion of the cash consideration paid to Holdco’s shareholders pursuant to the Intelsat Merger Agreement.

On March 21, 2005, our board of directors declared a dividend to Holdco of approximately $5.28 million, which was paid in April 2005. On June 20, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on July 14, 2005. On September 19, 2005, our board of directors declared a dividend to Holdco of approximately $47.5 million, which was paid on October 13, 2005. Also, in September 2005, we recorded and paid a dividend of $1.0 million related to amounts funded to Holdco for the payment of certain expenses.

Upon completion of the Intelsat Acquisition Transactions on July 3, 2006, the prior dividend policy was suspended. We anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures, if among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the orbital maneuver life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

During the nine months ended September 30, 2006, we made payments of $170.8 million for capital expenditures related to satellites and other property and equipment. We currently have three satellites which are in the process of being constructed. All of these satellites are expected to be constructed and launched by the end of 2007. For the fourth quarter of 2006, we expect our remaining capital expenditures to be approximately $59 million. We intend to fund these requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving credit facility under our senior secured credit facilities.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of September 30, 2006.

	Payments Due by Year
Contractual Obligations	4Q 2006	2007	2008	2009	2010	2011 and beyond	Total
Total Debt:
Senior Secured Credit Facility-Principal payment	$—	$51,942	$60,840	$87,533	$87,533	$1,703,162	$1,991,010
Senior Secured Credit Facility-Interest payment (1)	37,285	148,322	153,502	150,844	152,583	469,393	1,111,929
9% Senior Notes Due 2016-Principal payment	—	—	—	—	—	575,000	575,000
9% Senior Notes Due 2016-Interest payment (1)	12,937	51,750	51,750	51,750	51,750	282,469	502,406
9% Senior Notes Due 2014-Principal payment	—	—	—	—	—	656,320	656,320
9% Senior Notes Due 2014-Interest payment	14,771	59,085	59,085	59,085	59,085	214,183	465,294
6 3/8% Secured Notes Due 2008-Principal payment	—	—	150,000	—	—	—	150,000
6 3/8% Secured Notes Due 2008-Interest payment (1)	2,391	9,563	398	—	—	—	12,352
6 7/8% Secured Notes Due 2028-Principal payment	—	—	—	—	—	125,000	125,000
6 7/8% Secured Notes Due 2028-Interest payment (1)	2,148	8,594	8,594	8,594	8,594	146,451	182,975
8 1/2% Senior Notes due 2012-Principal Payment	—	—	—	—	—	1,190	1,190
8 1/2% Senior Notes Due 2012-Interest payment (1)	25	101	101	101	101	110	539
Senior Secured Credit Facility-Fees	183	733	886	936	936	1,638	5,312
Letter of Credit Fees	289	1,151	8	8	8	2	1,466

Total Intelsat Corp Debt	$70,029	$331,241	$485,164	$358,851	$360,590	$4,174,918	$5,780,793
Satellite Construction and Launch Contracts (2)	44,433	83,703	5,509	1,034	1,123	17,649	153,451
Satellite Incentive Obligations	3,569	14,811	14,348	13,586	10,637	60,857	117,808
Performance Incentive Interest Obligations	3,197	10,833	9,290	7,862	6,546	24,569	62,297
Horizons Contributions Obligation	—	—	13,422	12,958	8,295	—	34,675
Operating Leases	1,157	4,279	4,063	3,699	3,724	3,651	20,573
Customer and Vendor Contracts (2)	25,192	60,152	62,852	10,725	11,350	20,237	190,508

Total Intelsat Corp Contractual Obligations	$147,577	$505,019	$594,648	$408,715	$402,265	$4,301,881	$6,360,105

(1)	Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt and incentive obligations are based upon our estimate of future interest rates.
(2)	Substantially all of the capital expenditures related to our PAS-11 satellite will be funded by one of our customers. Funds received from the customer through September 30, 2006 are included within customer and vendor commitments and will be repaid over a three year period beginning in the fourth quarter of 2006.

Cash to be paid for income taxes is excluded from the table above.

Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to 30 days prior to the satellite’s launch. As of September 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Construction and Launch Commitments

As of September 30, 2006, we had approximately $51.5 million of expenditures remaining under existing satellite construction contracts and $102.0 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of September 30, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

On April 12, 2005, we entered into an agreement for the construction of PAS-11, which will be located at 43 degrees west longitude and will serve as a replacement for our PAS-6B Ku-band satellite and the C-band portion of our PAS-3R satellite. In July 2005, we signed an agreement for the launch of this satellite, originally scheduled for the first quarter of 2007. Additionally, we have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch PAS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of September 30, 2006, our obligation related to funding from this customer is approximately $73.4 million. This obligation is scheduled to be repaid to the customer over a three-year period beginning in October of 2006. Within our consolidated balance sheet as of September 30, 2006, $42.5 million of this obligation was recorded within short-term accounts payable and accrued liabilities, while the remainder of $30.9 million was recorded within long-term deferred credits and other. As a result of anticipated delays that we have recently been informed of by one of our launch providers, the PAS-11 satellite is currently anticipated to be launched in the fourth quarter of 2007.

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

We were recently informed by one of our launch providers, Sea Launch Company, L.L.C., of anticipated launch delays with respect to certain of our satellites. As a result, the dates on which we now expect to launch certain of our satellites are as follows: Galaxy 17—the second quarter of 2007; PAS 11 and Galaxy 18—the third quarter of 2007; and Horizons-2—the fourth quarter of 2008. The launch delays may also affect consulting services we provide to third party customers and the timing of revenue recognition and costs associated with these consulting services. While we are still evaluating the impact of these launch delays, we do not believe that they will have a material adverse effect on our business or financial condition and results of operations. However, there can be no assurance that there will not be further delays in the launching of these satellites.

Foreign Withholding Taxes and Other Tax Reserves

We have outstanding tax claims related to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $65.2 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. However, there can be no assurance that the tax authorities will not appeal this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately

$54.7 million. As of September 30, 2006, we had paid cash of approximately $1.2 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

We currently have outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

Market Risk

As of September 30, 2006, we had obligations related to our long-term debt agreements. These financial instruments are discussed further in Note 5 to our unaudited consolidated financial statements included elsewhere in this quarterly report.

We are subject to interest rate and related cash flow risk in connection with our $1.991 billion floating rate senior secured credit facilities. Any changes in interest rates on our floating rate debt will impact our results of operations and cash flows.

Presented below is an analysis of our financial instruments as of September 30, 2006 that are sensitive to changes in interest rates. The table demonstrates the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to both our floating and fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using market rates on comparable instruments as of September 30, 2006. This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis.

	Interest Rate Risk (in millions) as of September 30, 2006
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
$150.0 million principal 6 3/8% notes due 01/15/08	$152.4	$151.5	$150.5	$149.6	$148.7	$147.8	$146.9
$656.3 million principal 9% senior notes due 08/15/14	$737.8	$717.0	$697.0	$677.7	$659.0	$641.0	$623.6
$575 million principal 9% senior notes due 06/15/16	$653.3	$632.1	$611.8	$592.3	$573.6	$555.6	$538.5
$125 million principal 6 7/8% notes due 01/15/28	$127.8	$121.0	$114.6	$108.8	$103.3	$98.3	$93.7
Term Loan A-3 due 2012	$360.1	$359.8	$359.4	$359.0	$358.7	$358.30	$357.9
Term Loan B-2 due 2014	$1,644.2	$1,642.5	$1,640.8	$1,639.2	$1,637.5	$1,635.9	$1,634.2

As of September 30, 2006, we had $1.2 million of principal outstanding for our 8 1/2% notes due February 1, 2012. Any fluctuation in the market value of these notes due to changes in interest rates is not to be considered to material to our consolidated financial statements.

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

During the quarter ended March 31, 2006, we adopted SFAS No. 123 (Revised), “Share Based Payment” (“SFAS 123R”).

During the quarter ended September 30, 2006, as result of the Intelsat Merger, certain of our accounting policies were changed to conform with Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform with Intelsat, Ltd.’s current accounting polices did have, and is expected to have, a significant impact on our consolidated financial statements, as described in Note 2 “Intelsat Acquisition Transactions.”

Although the effective date of the Intelsat Merger and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006.

A preliminary allocation of the purchase price for the Intelsat Merger was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived using the assistance of an independent appraiser. The final purchase price allocation for the Intelsat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations. Any final adjustments may change the allocations of purchase prices which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including the recording of additional goodwill.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value,

establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligation of each defined benefit pension and other postretirement plan. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the company’s financial statements for the year ended December 31, 2006. We are still in the process of evaluating the full impact of this standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks.”

Item 4.	Controls and Procedures.

Based upon the required evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, with the completion of the Intelsat Acquisition Transactions in July 2006, management will face challenges in integrating procedures and operations with Intelsat, Ltd. and its subsidiaries, and integration activities may affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We periodically become involved in various claims and lawsuits that are incidental to our business. We do not believe that the resolution of any proceedings currently pending will have a material impact on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Amendment of Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of Intelsat Corporation’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

3.2	Amended and Restated Bylaws of Intelsat Corporation (incorporated by reference to Exhibit 3.2 of Intelsat Corporation’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

4.1	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.2	Form of Original 9% Senior Notes due 2016 (included in Exhibit 4.1).

4.3	Form of 9% Senior Notes due 2016 (included in Exhibit 4.1).

4.4	Registration Rights Agreement, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.1	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.2	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

10.3	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on November 14, 2006).

10.4	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on November 14, 2006).

10.5	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on November 14, 2006).

10.6	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on November 14, 2006).

Exhibit Number	Exhibit Description

10.7	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on November 14, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELSAT CORPORATION

November 17, 2006	/s/ JEFFREY P. FREIMARK
Jeffrey P. Freimark Chief Financial Officer and a Duly Authorized Officer of the Company