Form 10-K
period 2006-12-31
Intelsat CORP
filed 2007-04-02
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 30, 2007, an aggregate of 548 shares of our common stock were outstanding.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this Annual Report, the words “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “continue”, “predict”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and the negative of these terms and other similar expressions are intended to identify forward-looking statements and information.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward looking statements:

•	risks associated with operating our in-orbit satellites;

•	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

•	our ability to obtain new satellite insurance policies on commercially reasonable terms or at all;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	competition;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally;

•	litigation; and

•	other risks discussed under Item 1A—Risk Factors.

The forward-looking statements made in this Annual Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Because actual results could differ materially from our intentions, plans, expectations, assumptions and beliefs about the future, you are urged not to rely on forward-looking statements in this Annual Report and to view all forward-looking statements made in this Annual Report with caution. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SATELLITE NAME CHANGES

As indicated in the chart below, we recently renamed 11 of our satellites. Unless the context requires otherwise, references to satellites in this Annual Report refer to the new names which became effective on February 1, 2007.

Location	Previous Name	New Name	Acronym
58ºWL	PAS-9	Intelsat 9	IS-9
45ºWL	PAS-1R	Intelsat 1R	IS-1R
43ºWL	PAS-3R	Intelsat 3R	IS-3R
43.1ºWL	PAS-6B	Intelsat 6B	IS-6B
26.15ºEL	PAS-5	Intelsat 5	IS-5
45ºEL	PAS-12	Intelsat 12	IS-12
68.65ºEL	PAS-7	Intelsat 7	IS-7
68.5ºEL	PAS-10	Intelsat 10	IS-10
72ºEL	PAS-4	Intelsat 4	IS-4
166ºEL	PAS-8	Intelsat 8	IS-8
169ºEL	PAS-2	Intelsat 2	IS-2

PART I

Item 1.	Business

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp”, “PanAmSat Opco”, “we”, “us,” “our,” and “the Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Holdco” refers to Intelsat Holding Corporation, and not to its subsidiaries, (3) the terms “PanAmSat” and “PanAmSat Holdco” refer to Holdco and its subsidiaries, including Intelsat Corporation, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions, (5) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (6) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Holdco’s indirect parent, and Intelsat, Ltd.’s direct wholly owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intelsat Bermuda’s indirect wholly owned subsidiary and (8) the term “Intelsat Acquisition Transactions” refers to the acquisition of PanAmSat by Intelsat Bermuda and the related transactions discussed in this Annual Report.

Our Company

We are a leading provider of fixed satellite services worldwide and a leading provider of these services to each of the media and network services sectors through our large and modern fleet of 24 in-orbit satellites. We lease transponder capacity on our satellites to a variety of customers, including television programmers that deliver programming to cable television systems, television broadcasters, direct-to-home, or DTH, television systems, Internet service providers, or ISPs, telecommunications companies and other corporations. The services that we provide to our customers are generally mission critical and our key customer relationships have been built over many years. Our customers include some of the world’s leading media and communications companies, multinational corporations and ISPs. We believe our combined company distributes more television channels over our network than any other company in the world.

We operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for fixed satellite services capacity from private industry. The fixed satellite services, or FSS, sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong free cash flows and long-term contractual commitments. As of December 31, 2006, our revenue backlog, which is based on long-term customer commitments, was approximately $4.25 billion, approximately 84% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the year ended December 31, 2006, we generated revenue of $965.1 million.

Our in-orbit fleet is one of the world’s largest commercial geosynchronous satellite networks, capable of reaching over 99% of the world’s population. We also have an extensive terrestrial network, including global teleport facilities in the United States, which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers. Following our acquisition by Intelsat, we gained access to its fleet of 27 in-orbit satellites, which provides additional geographic coverage and back-up capacity and enables us to increase fill rates as our business grows. In addition to Intelsat’s satellite fleet, we also gained access to its terrestrial network, which includes additional teleport facilities strategically located around the world, effectively expanding our ground support network.

The global FSS sector is expected to generate revenue of approximately $7.3 billion in 2007 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry. A primary example is the increased transmission of high definition television, or HDTV, signals, which require greater transmission capacity than standard definition signals. Also, the demand for the large, cost-effective private corporate networks made possible through the combination of our satellite fleet’s broad geographic coverage and the use of small, low-cost terrestrial satellite terminals, commonly referred to as VSATs

(very small aperture terminals), is expected to be a source of growth, especially in international markets where terrestrial networks are not well developed. Efforts by consumer communications companies to combine video services and telephony into a single platform, wired or mobile, should also benefit the FSS industry through increased requirements for the broadcast of video services to new and developing networks. In total, C and Ku-band transponder lease revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 3.8% from 2006 to 2011 according to NSR.

The Intelsat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the Intelsat Acquisition Transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the Intelsat Acquisition Transactions, Intelsat General Corporation, referred to as IGen, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The Intelsat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Intelsat Acquisition Transactions.

Our Customers

We provide satellite capacity and related communication services for the transmission of video, data and voice connectivity. Our services are primarily provided to two sectors: media and network services. For details regarding the distribution of Intelsat Corp’s revenue by geographic region and service type, refer to Note 20 to our consolidated financial statements appearing elsewhere in this Annual Report.

Media

The media sector represented 66% of our third-party revenue for the year ended December 31, 2006. Video applications currently use more FSS capacity than any other application, representing approximately 67% of total global C and Ku-band FSS transponder demand in 2006, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers worldwide. Our video services are comprised of three categories: video distribution services; DTH television services and video contribution services.

Video Distribution Services

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

DTH Television Services

Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers lease transponder capacity from us, and our satellites provide the platform for their services. These services deliver a package of television programming channels directly to a consumer’s home from our satellites.

Video Contribution Services

We provide broadcasters with full-time satellite transmission services for news, sports and entertainment segments to their network affiliates or broadcast centers within the United States or around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

Our video contribution services also include occasional use services through which we provide broadcasters with satellite transmission services on a short-term basis, designed to enable broadcasters to conduct on-the-scene transmissions and to receive the transmissions at their broadcast centers or affiliate stations. These occasional use services are complemented by our GlobalConnex and PASport managed solutions, including leased fiber facilities at over 60 sports and entertainment arenas in the United States, which enable our combined company to capture and transport high-definition content for cable and broadcast distribution. In addition to short-term services for special events coverage, we have long-term transponder service agreements with certain satellite services resellers in the United States, which package domestic U.S. transponder capacity for their broadcast, business, educational and government customers. Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. As these services are not typically long-term in nature, the revenue we derive from them is not a significant portion of our contracted revenue backlog.

Highlights of our media business include the following:

•

Of the combined company’s 51 satellites in orbit, 16 are part of video neighborhoods around the world, with nine serving the United States, three serving Latin America, two serving the Asia Pacific region, one serving Europe and the Middle East, and one serving the Indian Ocean region.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with over 200 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting DTH platforms around the world.

•	Global C and Ku-band transponder demand for FSS video applications is forecasted to grow overall at a CAGR of approximately 4.3% from 2006 to 2011, according to NSR.

•	Our revenue from video applications is highly predictable and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented approximately 28% of our third-party revenue for the year ended December 31, 2006. We provide satellite capacity and managed solutions to telecommunications carriers, ISPs and multinational corporations for the transmission of data, voice and video communications globally.

One of the ways we have grown our business is by providing satellite services which enable private data networks such as VSAT networks. We provide satellite services to companies that furnish networks for end users in the United States, Latin America, Europe, the Middle East, Africa and Asia. We also provide capacity directly to owner-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines with processing computers and news agencies for the timely dissemination of news and financial information. VSAT network end users also include residential and small and medium-sized enterprises that use these satellite-based services for broadband access.

Our combined company has historically served providers of telecommunications services, and in many cases is the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenue by providing managed solutions such as GlobalConnex and SPOTbytes to ISPs. We have also grown our network services business by selling lease services to mobile operators for cellular backhaul applications. We believe that our combined company will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing growth in private data networks and the continued growth of Internet services and applications such as voice over Internet protocol, or VoIP. For a discussion of our strategy with respect to voice and data services, see “—Our Business Strategy—Grow our Business in the Media and Network Services Sectors—Network Services.”

Highlights of our network services business include the following:

•

We were the leading provider of satellite capacity for voice and data applications in 2005, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space, satellite communications and broadcasting.

•

We believe we are the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 7.2% from 2005 to 2010, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. In addition, the growth in VoIP applications is driving growth for our GlobalConnex managed solutions for ISPs in developing countries. Because of our strength in voice and data services, established customer relationships and extensive satellite and terrestrial network, we expect to benefit as customers increasingly look for more integrated services to meet their communications needs.

Satellite Services

We also perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management, launch vehicle and satellite procurement, and telemetry, tracking and control, or TT&C, services for satellites owned by other satellite operators.

Government

Prior to the completion of the Intelsat Acquisition Transactions, our former government services business, which was comprised of global satellite and related telecommunications services provided to the U.S. government, international government entities and their contractors, represented approximately 6% of our third-party revenue for the predecessor period January 1, 2006 to July 1, 2006. In connection with the consummation of the Intelsat Acquisition Transactions, our government services business was purchased by IGen.

Our Strengths

Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regional Markets and Customer Sectors

We are a leading FSS provider and, based on number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position, we expect to benefit from the following key growth areas in our business:

•

North American Video: We are a leading transmission platform for the distribution of video programming to cable systems in North America. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our signals by approximately 8,500 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our combined company’s cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Our combined company’s G-25 satellite carries over 150 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the G-25 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High Definition Television: We intend to utilize our position and well situated capacity to better serve the rapidly growing high definition demand in the cable and broadcast arcs. As one of the leaders in serving North American broadcast networks, we are using our position to enable early high-definition adopters to move high-definition content from the creation source to their broadcast facilities via our satellite network and terrestrial networks. We believe that our satellites, including our Galaxy 13/Horizons-1 satellite, which serves as an HDTV neighborhood, are well positioned to serve both the cable and broadcast communities and to meet any expected increase in demand for distribution of HDTV programming. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 108 to 345 channels between 2007 and 2011, according to NSR.

•

Direct-to-Home (DTH) Providers: We are a leading provider of FSS capacity for global DTH services. In many international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus our DTH marketing efforts on these high growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.5% between 2006 and 2011.

•

Data and Telecommunications Services: As a combined company, we are the leading provider of FSS capacity for satellite voice and data services worldwide. We have relationships with virtually every incumbent telecom operator in every country in the world. Our leading position with telecommunications and data networking customers has positioned us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for cellular backhaul requirements, and the recent growth of VoIP which has resulted in increased demand for Internet trunking services in developing regions. In the future, we believe our telecommunications customer base will position us to benefit from new demand for FSS capacity supporting Internet protocol television, or IPTV, as this service is introduced by telecom carriers to their local subscribers.

Stable and Diverse Revenue Generation

Our revenue and revenue backlog are diversified among customer sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $702.2 million, or approximately 17%, of our December 31, 2006 revenue backlog during the year ending December 31, 2007. Our backlog provides significant near-term revenue visibility, particularly since 84% of our total revenue backlog as of December 31, 2006 relates to contracts that either are non-cancelable or have substantial termination fees. In the last three years, the revenue that we expected to generate from our revenue backlog at the beginning of each year represented on average approximately 82% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 10% of our revenue, and no single customer accounted for more than 9% of our third-party revenue during the year ended December 31, 2006. The diversity of our combined company’s revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer sector or geographic region and difficulties that any one customer may experience. The redundancy in our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial revenue backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenue. As of December 31, 2006, our revenue backlog was approximately $4.25 billion. By customer sector and region, our revenue backlog as of December 31, 2006 was as follows:

Note:	The revenue backlog data has been derived on a revenue basis to conform to Intelsat Ltd.’s presentation. Regional designation for revenue backlog, also conformed to Intelsat Ltd.’s policy, is based on customer billing addresses.

Significant Cash Flow from Operating Activities

We believe that our strong operating profits and the cost saving opportunities resulting from our integration with Intelsat will enable us to generate significant cash flow from operating activities. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational, costs do not vary significantly, creating operating leverage which can lead to high margins and strong free cash flow from operating activities.

We have invested significantly in our fleet since 2001. The average fill rate and remaining service life of our combined company’s 45 station-kept satellites as of December 31, 2006 were approximately 70% and nine years, respectively. Over time, we intend to consolidate the number of orbital locations required to serve our customers. Capital allocation decisions are focused on the prudent selection of the number, size and characteristics of new satellites to be launched. Prior to the closing of the Intelsat Acquisition Transactions, our network integration planning indicated that three satellites would not need to be replaced as we integrated our fleets. Additionally, after our full integration into Intelsat’s operations, we believe our combined company can further enhance cash flow through the realization of approximately $92.0 million in expected annual operating cost savings.

Leading Global Fleet and Infrastructure

We believe that we have one of the world’s largest and most technologically advanced commercial communications systems comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. Our combined company’s global system includes 51 satellites that cover over 99% of the world’s population and includes satellite capacity in the C-, Ku- and Ka- bands that serve over 200 countries and territories. The average remaining service life of our combined company’s satellites was approximately nine years as of December 31, 2006, weighted on the basis of nominally available capacity for the 45 station-kept satellites we owned and operated at that time. Our state-of-the-art engineering standards, with designed redundancies on all of our satellites, provide for a reliable, flexible and healthy fleet.

On a combined company basis, we incurred capital expenditures of approximately $3.4 billion on 15 satellites launched since May 2001 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our G-15 satellite in October 2005. Since October 2005, we have launched one satellite, and we have recently either accelerated or increased our capital expense plans due to new business opportunities with expected financial returns that meet our financial objectives. We currently have two satellites in back-up positions and, to provide further resilience, we have access to Intelsat’s satellites, many of which are equipped with steerable beams that can be moved to cover areas with higher demand, enabling us to respond rapidly to changing market conditions and demand for satellite capacity. As we fully integrate our fleet with Intelsat, additional in-orbit back-up capacity may become available and the number of in-orbit spares may change. In addition, once fully integrated, we also expect the combined company to operate our global satellite fleet from a single consolidated operations center, and maintain a second operations center which can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of our primary satellite operations center.

As a combined company, we also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and enable us to provide customized managed solutions and to provide customers with global access to our fleet. Our market-leading fleet and infrastructure, flexibility and ability to offer comprehensive managed solutions allow us to provide integrated worldwide distribution and delivery services, reducing our customers’ risk of data loss or service interruptions.

Established Relationships with Premier Customers

We provide satellite services to approximately 830 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies and ISPs. We have developed close, long-standing relationships with our customers. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases our services are mission critical to the delivery of our customers’ services. The following table includes examples of our customers for each customer sector:

Customer Sector	Selected Customers
Media	The Walt Disney Company (including The Disney Channel, ESPN & ABC), The News Corporation (including Sky Latin America, Sky Brazil, Sky Mexico, DIRECTV, Inc., DIRECTV Latin America & Fox Entertainment Group), Comcast (including E! Entertainment, The Golf Channel, WTCI (HITS) & Versus), Time Warner (including HBO, Turner Broadcasting, Warner Bros. & CNN), Viacom (including Showtime, BET & MTV), Multichoice Ltd., BBC, Sentech, Liberty Sports, Televisa, NHK and China Central Television

Network Services	Hughes Network Systems, National Public Radio, International Satellite Communications, Walgreens, General Communications Inc, Segovia, Equatorial Research & Marketing and Microspace Communications

Our Business Strategy

Our goal is to capitalize on our leadership position in the FSS sector to enhance our growth and free cash flow by pursuing the following key business strategies:

Execute a Disciplined Integration with Intelsat

We have adopted a “one company” operating philosophy and expect to fully integrate into Intelsat’s operations. The goal of our integration plan for the Intelsat Acquisition Transactions is to identify the best operational alternatives that allow us to maintain or increase customer service while also generating targeted levels of cost savings. We currently expect complete functional integration within the first 12 to 18 months following the closing of the Intelsat Acquisition Transactions and have already begun achieving key integration milestones, such as the transfer of operational control of two Intelsat Corp satellites to the primary Intelsat control center in Washington, D.C.

Our integration process includes four primary thrusts: sales and marketing, staffing, operations and facilities. The sales and marketing organizations were integrated shortly after closing. Much of the satellite fleet and operations center integration, including the near-term objective of network optimization which will increase marketable capacity, is expected to be completed during 2007, with the process fully complete by the end of 2008. In addition, staffing decisions are largely complete. We expect total headcount of the combined company to decrease from approximately 1,370 at the closing of the Intelsat Acquisition Transactions to approximately 1,000 by mid-year 2008. Most facility closures and integration of back office functions are expected to be complete by mid-year 2007. We expect to conclude much of the satellite fleet and operations center integration in 2007, with the process fully complete by the end of 2008. After the integration process is completed, we expect the combined company to realize approximately $92.0 million in annual operating cost savings. Prior to the closing of the Intelsat Acquisition Transactions, our network integration planning indicated that three satellites of the combined company would not need to be replaced as we integrated our fleets. We also believe that we can maintain and grow market share in each of our customer sectors through capitalizing on our market leading positions while simultaneously reducing costs, thus yielding higher margins and increasing cash flow.

Grow Our Business in the Media and Network Services Sectors

We believe that the media and network services sectors represent opportunities for revenue growth over the long-term for operators in the FSS industry. We intend to focus our resources on further penetrating these sectors in order to increase our profitability and free cash flow from operations.

Media

We intend to expand our media services by continuing to capitalize on the strength of our cable neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our DTH services. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region. As cable operators build out their plant capacity, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable operators are increasingly faced with the need to offer non-English language programming to compete effectively with providers of direct broadcast satellite services in the United States. With strong content provider relationships and assets spanning the globe, we believe we can offer cable operators a rebroadcast package of international channels that is attractive from the standpoint of both cost and technical efficiency.

We also believe that demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. To fulfill the growing demand for HDTV, we will continue to build upon the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract the newest and fastest growing cable television sector. Since announcing our HDTV neighborhood on the Galaxy 13/Horizons-1 satellite, the combined company has grown the number of HDTV channels carried by our system to 24. We also intend to continue to expand our ability to offer high-definition programmers an end-to-end service, such as is provided by our GlobalConnex Media terrestrial network, which includes facilities at sports and other arenas that enable the capture and transport of high definition programming to satellite production facilities, which is then distributed through our cable neighborhoods.

Lastly, we will continue to build on our leading international DTH platform business, targeting Eastern Europe, Middle East, Africa and regions within Asia where we can use our available capacity and the flexibility of our satellite fleet to capture additional growth opportunities. We intend to develop new video communities by leveraging our existing satellites and relationships with successful DTH platform operators to capture growth in new DTH markets.

Network Services

We believe the combined company is well positioned to expand our business serving network services customers by focusing on growing applications, including VSAT private data networks, solutions for mobile service providers and VoIP. We also expect the combined company to continue to serve telecom providers by marketing services to telecom companies in newly deregulated markets and by more efficiently packaging our existing services to current telecom customers.

We believe that we are a leading provider of satellite services supporting private data applications such as VSAT networks, virtual private networks, or VPNs, and trunking solutions for ISPs. We will grow our business by continuing to build our wholesale relationships with major VSAT service providers in the largest and fastest growing regions and also by supporting providers of satellite-based broadband services. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions. We will also continue to develop and introduce managed solutions for regional service providers and corporations implementing VPNs and VoIP services. Leveraging our combined company’s GlobalConnex and SPOTbytes managed solutions and Internet points of presence around the world, we will also continue to market managed solutions trunking services to regional ISPs that are seeking to grow their businesses by offering internet access and VoIP in their local markets.

We believe that we are well positioned with telecom service providers throughout the world. As the global leader in providing voice and data services, with a flexible and reliable network, technical expertise and well-established customer relationships, we expect our combined company also to build on our leadership position by offering our services to new customers, such as competitive carriers in newly deregulated markets. New carrier companies and providers of competitive services, such as wireless communications and Internet services in newly deregulated regions, are seeking to introduce their services quickly and independently of established local carriers. In addition, there are still many countries that lack direct access to telecom cable interconnects or where internal infrastructure either does not exist or is unreliable. We have an extensive customer base of traditional telecommunications carriers that use our services to reach these regions. We intend to enhance our retention rates and generate new business by introducing new, more cost-effective technologies and managed solutions, providing our customers with more efficient use of our network.

Focus on Maximization of Operating Cash Flow

We intend to manage our operating expenses to optimize margins and maximize operating cash flow. We believe our operating leverage and the cost savings opportunities that exist in connection with the integration into Intelsat’s operations will allow us to generate significant cash flow from operating activities. Through disciplined yield and capacity management, we intend to maximize the revenue generated by our assets. Over time, we intend to consolidate the number of satellites required to serve our customers. Capital allocation decisions are focused on the prudent selection of the number, size and characteristics of new satellites to be launched. Prior to the closing of the Intelsat Acquisition Transactions, our network integration planning indicated that three satellites would not need to be replaced as we integrated our fleets. Additionally, after the integration process is completed, we expect the combined company to realize approximately $92 million in annual operating cost savings.

Pursue Other Growth Opportunities

We believe that current trends in telecommunications and mobile applications will create new demand for FSS in the next few years. We are increasing our product management capabilities to develop new services that address these trends while leveraging our existing infrastructure. Our experience with global telecom operators and with video programming distributors positions us to identify requirements for new satellite services that arise from the convergence of voice, data and video onto single platforms, such as IPTV services being offered by telephone companies and video services being offered by mobile operators. In the future, we intend to pursue additional market opportunities through new service offerings and enhanced or new capabilities that will enable us to expand the market for FSS services.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. Our combined company’s rapidly growing managed solutions business has resulted in substantial new revenue streams. Recently, we introduced Intelsat IPTV services to address the needs of small and mid-sized telephone and cable operators who seek to deliver television programming and expanded programming to their users.

As an industry leader, we have made substantial investments in our satellites, infrastructure, technical expertise and personnel. We believe another way to grow is through offering satellite-related services to other operators. Our consulting and technical services include overseeing the procurement, construction and launch of other operators’ satellites; shared payloads through which we can achieve economies of scale by sharing satellite payloads among multiple parties; and the use of our infrastructure to host TT&C and production equipment for third-party network operators.

Examples of our track record of capitalizing on growth opportunities in the satellite sector include pursuing joint ventures for satellites such as our agreements with satellite operator, JSAT. We expect that near-term strategic opportunities in the FSS sector will concern smaller, regional or national satellite operators seeking joint ventures or revenue sharing arrangements in order to provide follow-on capacity for satellites that are aging and facing replacement. We plan to strengthen our position in providing services to these other satellite operators, while at the same time gaining access to strategic regional markets and increasing the utilization of our global fleet.

Our Network

Our combined company’s global fleet is currently comprised of 51 satellites and leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the operation and control of our combined company’s satellites. Our combined company’s satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our combined company’s network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. We believe that the combination of our managed fiber optic network, teleport and ground facilities with our terrestrial facilities and video points of presence will significantly enhance the integration of our global network with our customers’ terrestrial networks. See “—Network Operations and Current Ground Facilities” below.

Our customers depend on our global communications network and our operational and engineering leadership, including our:

•	highly redundant network;

•	ability to relocate or reconfigure capacity on many satellites to cover different geographic regions; and

•	high transponder reliability levels.

We believe that our operational and engineering achievements are due primarily to our satellite procurement and operations philosophy, which we believe has been different from that of other satellite operators. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. With our own staff working on site to monitor progress, we maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

The table below provides a summary of our satellite fleet as of December 31, 2006. In addition, in responding to our customers’ requirements, our integrated sales force can market capacity from any of our combined company’s 51 satellites.

Satellite	Manufacturer	Orbital Location	Launch Date	Estimated End of Service Life
Station Kept:
SBS 6	BSS (1)	74.05°W	10/90	11/07
HGS-3	BSS	38°E	02/96	06/11
IS-1R	BSS	45°W	11/00	06/10
IS-2	BSS	169°E	07/94	05/09
IS-3R	BSS	43°W	01/96	11/09
IS-4	BSS	72°E	08/95	08/10
IS-5	BSS	26.15°E	08/97	10/12
IS-6B	BSS	43.1°W	12/98	02/08
IS-7	SS/L (2)	68.65°E	09/98	11/13
IS-8	SS/L	166°E	11/98	01/14
IS-9	BSS	58°W	07/00	11/13
IS-10	BSS	68.5°E	05/01	06/16
IS-12	SS/L	45°E	10/00	01/16
Galaxy 3C	BSS	95.05°W	06/02	09/20
Galaxy 9 (6)	BSS	74.15°W	05/96	03/09
Galaxy 10R	BSS	123°W	01/00	03/08
Galaxy 11	BSS	91°W	12/99	06/09
Galaxy 12	ORB (3)	125.1°W	04/03	05/19
Galaxy 13/Horizons-1	BSS	127°W	09/03	12/18
Galaxy 14	ORB	125°W	08/05	12/20
Galaxy 15	ORB	133°W	10/05	12/20
Galaxy 16 (5)	SS/L	99°W	06/06	06/22
Inclined Orbit:
Leasat F5 (4)	BSS	100°E	01/90	10/10
Galaxy 4R (5)	BSS	76.85°W	04/00	11/09

(1)	Boeing Satellite Systems, Inc.
(2)	Space Systems/Loral, Inc.
(3)	Orbital Sciences Corporation.
(4)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(5)	Galaxy 16 replaced Galaxy 4R at 99ºW in August 2006. Galaxy 4R was placed into inclined orbit at 76.85ºW.
(6)	Galaxy 9 was relocated from 91ºW to 74.15ºW.

Satellite Systems

There are three primary types of commercial communications satellite systems: low-earth orbit systems, medium-earth orbit systems and geosynchronous systems. Geosynchronous communications satellites such as ours are located approximately 22,300 miles, or 35,700 kilometers, above the equator. These satellites can receive radio frequency communications from an origination point, relay those signals over great distances and distribute those signals to a single receiver or multiple receivers within the coverage areas of the satellites’ transmission beams.

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. The satellites in our fleet are designed to provide capacity using the C- and Ku-bands of this spectrum. A third frequency band, the Ka-band, while not widely used at this time, is being utilized for certain new broadband services projects. The Ka-band frequency allows for use of a smaller antenna, which is an important consideration for residential and small business markets.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. However, the types of services and customers that can access an inclined orbit satellite are limited due to the movement of the satellite relative to a fixed ground antenna, and we typically offer capacity on these satellites at a discount. As a result, the revenue we can earn from these satellites is limited. Our Leasat F5 and Galaxy 4R satellites are operating in an inclined orbit and, as a result, are continuing to earn revenue beyond our original estimated life for each of these satellites.

In-Orbit Satellites

With our satellites located over North America, over all of the principal ocean regions—the Atlantic, Pacific and Indian—and leased capacity available in the Asia-Pacific region, we provide coverage of over 99% of the world’s population.

Our fleet has been designed to provide a high level of redundancy for our customers. The features of our network that provide this redundancy are as follows:

•	most places on the surface of the earth are covered by more than one of our satellites;

•	many of our combined company’s satellites have flexible design features and steerable beams that enable us to reconfigure capacity to provide different areas of coverage;

•	many of our satellites also have the ability to be relocated to different orbital locations; and

•	subject to availability, our in-orbit fleet includes sparing capacity on operational satellites.

The design flexibility of some of our satellites enables us to meet customer demand and respond to changing market conditions. As noted above, these features also contribute to the redundancy of our network, which enables us to ensure the continuity of service that is important for our customers and to retain revenue in the event that we need to move customers to alternative capacity.

As of December 31, 2006, our in-orbit fleet of satellites had 357 and 422 36 MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on all of our station-kept satellites, excluding two satellites that are fully leased to other satellite operators. Our average system fill factor for the combined company’s satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), as of December 31, 2006, was 70%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. The average remaining service life of our combined company’s satellites was approximately nine years as of December 31, 2006, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

We currently have orders for six satellites, four of which are currently expected to launch in 2007, although the Galaxy 18 launch date is subject to Sea Launch’s return to service following a recent launch failure with respect to another FSS operator’s satellite.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45° WL.

Galaxy 17. This satellite will serve as a replacement for G-11 located at 91°WL. The construction program is essentially completed and the satellite is expected to be launched in the second quarter of 2007 on an Ariane 5 launch vehicle. Once replaced, the G-11 satellite will ultimately be released for potential growth opportunities at other orbital locations.

Galaxy 18. This satellite will serve as replacement for Galaxy 10R located at 123°WL. We entered into an agreement for the construction of Galaxy 18 in February 2005. We had planned to launch this satellite in the third quarter of 2007 aboard a Sea Launch launch vehicle. This launch date is subject to delay awaiting the return to service of Sea Launch following a recent launch failure. The agreements for the construction of Galaxy 18 contain financial covenants applicable to the manufacturer, including a requirement that all payments made or to be made to the manufacturer be utilized for the construction of the satellite, and provide us a security interest in the satellite under construction by this manufacturer.

IS-11. This satellite will be located at 43°WL and will serve as a replacement for our IS-6B Ku-band satellite and the C-band portion of our IS-3R satellite. The construction of this satellite is progressing as planned, and the launch is scheduled for the third quarter of 2007. We have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch IS-11 in this timeframe. Such funding represents an obligation for us when it is received from the customer. As of December 31, 2006, we had received approximately $78.4 million of funding from this customer. This obligation is scheduled to be repaid to the customer over a three-year period that began in the fourth quarter of 2006. Due to anticipated schedule delays in the previously assigned launch service for the IS-11, a new launch service contract was entered into in March 2007 with Arianespace for the launch of the IS-11 satellite in the third quarter of 2007. The launch service previously contracted for IS-11 remains available to us for future use.

IS-11GS. In December 2005, agreements had been entered into with the same customer and with the manufacturer of our IS-11 satellite, which, among other things, allowed the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for IS-11 on an expedited basis, if needed. Pursuant to the original agreement with the customer, we would be required to construct and launch a replacement for IS-11 in the event of a launch failure or other significant health related issue impacting IS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on IS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for IS-11, if such replacement satellite is required. As of February 2007, this contingent replacement satellite option was converted into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement satellite for the IS-6B in the event of an IS-11 launch failure.

Horizons-2. This satellite will be owned by a 50-50 joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74.05°WL. The joint investment is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. Due to delays in launch manifest for the Horizons-2 satellite, the joint venture entered into a new launch service contract in March 2007 with Arianespace for the launch of the Horizons-2 satellite in the third quarter of 2007. This satellite is expected to be launched together with the IS-11 satellite. Our portion of this investment is expected to be approximately $106.5 million, which will be funded in equal installments from 2008 to 2014.

Future Satellites. We would expect to replace other existing satellites, as necessary, with satellites that meet customer needs and that have a compelling economic rationale. We periodically conduct evaluations to determine the current and projected strategic and economic value of our existing and any planned satellites and to guide us in redeploying satellite resources as appropriate.

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition.

Our combined company’s satellite operations philosophy, which we believe has been different from that of other satellite operators, centralizes the global control and operation of our fleet, regardless of the satellite manufacturer or series, in a single facility staffed by specialized personnel. Centralizing these functions enables our staff to become proficient in the management of multiple satellite series, thereby improving our operational redundancy and response times and increasing the cost efficiency of our satellite operations. As a result, we can operate additional satellites with relatively little additional cost, a capability that we believe enables our Company to maximize the operational synergies available from fleet integration. We are consolidating our satellites into Intelsat’s Satellite Operations Center based in the Washington, D.C. area over a 24-month period following the closing of the Intelsat Acquisition Transactions in order to improve the reliability and cost efficiency of our satellite operations.

Utilizing state-of-the-art satellite command and control hardware and software, our satellite control centers analyze telemetry from our satellites in order to monitor the status and track the location of our satellites. As necessary, our satellite control center sends commands to satellites for station-keeping maneuvers and equipment reconfigurations. As a result of the Intelsat Acquisition Transactions, our combined company will be able to further enhance our satellite operations. Intelsat’s satellite control facility in California, which is used to provide operation services for satellites owned by third parties, will be used to provide backup technical and systems support 24 hours per day. This additional oversight will provide instant restoration to the combined company’s Satellite Operations Center in the case of natural disasters or other events disabling either of our operations centers, and will further increase our reliability in a cost effective manner.

Our combined company’s Customer Service Center, which includes a specialized video operations center, is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Daily tasks include managing uplinks to our satellites and monitoring customer traffic and the quality of our customer communications services. Our combined company’s Customer Service Center also conducts measurements of transponder performance and transmission power and resolves interference issues and other customer concerns. The various monitoring systems used to perform these functions are in continuous, remote-controlled operation 24 hours per day. Our combined company’s Customer Service Center also monitors the end-to-end services that we provide to our customers, including the terrestrial infrastructure used to provide these services. We expect to consolidate all of our customer service operations into a single facility in Ellenwood, Georgia and to transition all of our customer service operations to that facility during 2007 in order to improve the cost efficiency of our network operations and communications services.

Our combined company’s Satellite Operations Center and Customer Service Center use a network of ground facilities to perform their functions. This network includes 18 earth stations that provide TT&C services for our satellites, referred to as our TT&C stations, and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

We are in the process of consolidating certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. After we complete our integration process, we expect that our steady state locations for ground assets and facilities will include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, Hong Kong, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

We also maintain a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility. This facility provides back-up emergency operational services in the event that our Washington, D.C. or Ellenwood, Georgia operations centers experience interruption.

From 2003 to December 31, 2006, on a combined company basis, we invested approximately $248.0 million in our combined company’s ground network of owned and leased fiber, teleport and network performance monitoring systems to complement our satellite fleet and to enable us to provide managed solutions to our customers. In addition to leased and owned fiber connecting high density routes, our combined company’s ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. Through a joint marketing agreement, we have video points of presence in at least 32 North American cities, and we access over 60 major sports and entertainment arenas. We manage our terrestrial network infrastructure for high technical performance, and over the last several years, the amount of customer traffic on our combined company’s ground network has grown to approximately 5.7 gigabits, which is equivalent to the capacity of an entire satellite.

Capacity Sparing and Backup and General Satellite Risk Management

We believe that the availability of spare capacity, together with the overlapping coverage areas of our satellites and flexible satellite design features described in “—Our Network—Satellite Systems” above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. We maintain a satellite risk management strategy involving backup satellites and transponders. For each satellite designated as being in primary operating service, some form of backup capacity is maintained. This backup capacity may include any one or more of the following: an in-orbit spare satellite, a ground-based spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity.

We typically obtain launch insurance for our satellites and will decide whether or not to obtain such insurance taking into consideration launch insurance rates at the time of launch, terms of available coverage and alternative risk management strategies, including the availability of backup satellites and transponders in the event of a launch failure. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer). Certain satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite and currently is available on an annual basis.

As of December 31, 2006, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $270.0 million, which had an aggregate net book value of $349.8 million. We also maintain third-party liability insurance on certain of our satellites up to a limit of $300 million per occurrence or in the aggregate per year for damages for physical injury and property damage to third parties caused by our satellites. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Our combined company’s sales and marketing campaign, “Zero Degrees of Separation”, describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. Our combined company’s Intelsat Global Sales & Marketing Ltd. subsidiary, referred to as Intelsat Global Sales, located in London, England, is our global sales and marketing headquarters. In addition, we have established local sales and marketing support offices in the following locations around the world:

• Australia	• Japan

• Brazil	• Mexico

• China	• Singapore

• France	• South Africa

• Germany	• United Arab Emirates

• India	• United States

By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers. Our combined company’s sales and marketing organization reflects our corporate focus on our three principal customer sectors of media, network services and telecom and government. Our combined company’s sales team includes technical marketing and sales engineering application expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements that help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

We believe that we enjoy significant recognition with current and potential users of our satellite services. We use our superior network performance and technical support to market our services to a broad spectrum of customers seeking to communicate globally. We use a range of distribution methods to sell our services, depending upon the region, applicable regulatory requirements and customer application. Our wholesale distributors include the incumbent telecommunications providers in a number of countries, competitive communications providers and network integrators. In addition, we sell our services directly to broadcasters, other media companies, major institutions and other customers, particularly in North America.

Backlog

As a result of the Intelsat Acquisition Transactions, our accounting for backlog was changed to conform to the current accounting policy of our indirect parent, Intelsat, Ltd. We previously reported backlog on a cash basis (cash backlog). We now report backlog on a revenue basis (revenue backlog). Cash backlog is calculated based on the cash payments yet to be received from customers for contracted services, while revenue backlog is calculated based on the expected future revenue under our customer contracts. This change in our accounting policy did not have a significant impact on our backlog.

As of December 31, 2006, our revenue backlog was approximately $4.25 billion. We currently expect to deliver services associated with $702.2 million, or approximately 17%, of our December 31, 2006 backlog, during the year ending December 31, 2007. Our revenue backlog provides significant near-term revenue visibility, particularly since 84% of our total revenue backlog as of December 31, 2006 relates to contracts that either are non-cancelable or have substantial termination fees.

Satellite Health and Technology

We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the Intelsat Acquisition Transactions took into consideration the technical problems on our fleet.

We have identified three types of common anomalies among the satellite models in our global fleet, which, if they materialize, have the potential for a significant operational impact. These are:

•	failure of the on-board Xenon-Ion Propulsion Systems (XIPS) used to maintain the in-orbit position of BSS 601 HP satellites;

•	accelerated solar array degradation in early BSS 702 satellites; and

•	failure of the on-board spacecraft control processor (SCP) in BSS 601 satellites.

BSS 601 HP XIPS. The Boeing 601 High Power series (BSS 601 HP) satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was reduced to approximately 3.5 years from June 28, 2003, the date of the secondary XIPS failure. In September 2006, this satellite was moved to a new location where it started inclined orbit services, with a reduced propellant consumption. It was replaced at its previous location by Galaxy 16, which started service in August 2006.

The second satellite with failure of both primary and secondary XIPS is IS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was reduced to 4.5 years after the most recent gauging operation conducted with the spacecraft manufacturer. We do not expect this problem to affect service to our customers or to affect revenue from the customers on this satellite over the remaining life of the satellite. As a result of this XIPS failure, during 2003, we reduced our revenue backlog by approximately $344.0 million. The insurance policy on this satellite had an exclusion for XIPS related anomalies and, accordingly, this was not an insured loss. We expect to launch a replacement for IS-6B in 2007.

The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenue from the customers on this satellite over the remaining life of the satellite. On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75.0 million. We expect to launch a replacement for Galaxy 10R in 2007.

Of our four remaining BSS 601 HP satellites, IS-5 is still in use, but is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded four years from December 31, 2006. The third satellite, Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant of approximately 10.0 years from December 31, 2006.

In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of service life of one of our BSS 601 HP satellites, IS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate was based on available data from satellite systems similar to IS-9 and reflected our expectations for these systems. We plan to replace this satellite prior to the end of its service life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of service life resulted in a reduction in our revenue backlog of approximately $61.2 million as of December 31, 2004. However, given the nature of our customers’ use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

BSS 702 Solar Arrays. All of our satellites have solar arrays that power their operating systems and transponders and recharge the batteries used when solar power is not available. Solar array performance typically degrades over time in a predictable manner. Additional power margins and other operational flexibility are designed into satellites to allow for such degradation without loss of performance or operating life. Certain BSS 702 satellites have experienced greater than anticipated and unpredictable degradation of their solar arrays resulting from the design of the solar arrays. Such degradation, if continued, results in a shortened operating life of a satellite or the need to reduce the use of the communications payload.

We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and IS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the service life of Galaxy 11 from 2015 to 2009 and of IS-1R from 2016 to 2010. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in our revenue backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP Failures. Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our IS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. We do not anticipate that a failure of the remaining SCP on IS-4 would have a material impact on our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74ºWL, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005, and this event is not expected to have a material impact on our future operations or financial results.

We currently operate three additional BSS 601 satellites. IS-2 and IS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of voice, data, video and wholesale Internet connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, provide communications links between fixed points on the earth’s surface. These services include the provision of satellite capacity between two fixed points, referred to as point-to-point services, and the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services. Point-to-point applications include telephony, video contribution and data transmission, such as Internet backbone connectivity. Point-to-multipoint applications include DTH and corporate networks.

Over the last several years, deregulation and privatization have significantly reshaped the FSS sector. In addition, the sector has undergone consolidation, with regional and national operators being acquired by larger companies and smaller operators exiting the business or seeking to partner with other providers. We believe that these changes are the result of the increasing globalization of the telecommunications market, customers’ demand for more robust distribution platforms with network redundancies and worldwide reach, and the desire of some FSS operators to secure and improve their market access in key regions. In addition, the scarcity of desirable orbital locations may lead operators to seek to acquire other operators with specific coverage or capacity capabilities. Consolidation may also occur because of the economies of scale from operational and capital expenditure and from marketing efficiencies that can be achieved.

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

Competitive Advantages of Satellites

Satellites provide a number of advantages over terrestrial communications systems that we believe will result in the continued use of fixed satellite services in the global communications market, particularly for point-to-multipoint applications such as video and corporate data networking. These advantages include satellites’ ubiquitous coverage, their ability to broadcast signals to many locations simultaneously and the seamless transmission afforded by the ability of satellites to broadcast directly to telecommunications services providers and avoid points of congestion. These advantages also include the ability of satellites to operate independently of other telecommunications infrastructures, as well as rapid deployment through the quick installation of the terrestrial hardware necessary to access satellite capacity.

Competition

We are a satellite operator that operates worldwide. Our competition includes providers of fixed satellite services of varying size. We also face significant competition from suppliers of terrestrial communications capacity. We compete with other satellite operators for both point-to-multipoint and point-to-point services. We compete with fiber optic cable operators principally for point-to-point services.

Fiber Optic Cables

We compete with providers of terrestrial fiber optic cable capacity on certain routes and networks. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cables is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity on point-to-point transoceanic routes, particularly across the Atlantic Ocean, has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cables, for point-to-multipoint transmissions and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective or is physically not feasible. We believe that the competition we face from fiber optic cable companies is based primarily on price.

Regulation

As an operator of a privately owned global satellite system, we are subject to U.S. government regulation; regulation by foreign national telecommunications authorities; and the International Telecommunication Union frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation

Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization to continue operating a satellite.

Changes to our satellite system generally require prior FCC approval. From time to time, we have pending applications for permanent or temporary changes in orbital locations, frequencies and technical design. From time to time, we also file applications for replacement or additional satellites. Replacement satellite applications are eligible for streamlined processing if they are unopposed and propose technical characteristics consistent with those of the satellite that is being replaced. In the case of additional FSS geostationary satellites, the FCC processes requests for new orbital locations or frequencies on a first come, first served basis and requires licensees to post a $3.0 million bond and to comply with a schedule of progress “milestones,” establishing deadlines to sign a satellite construction contract; complete critical design review; begin spacecraft construction; and launch and operate the satellite. Upon completion of each milestone, the amount of the bond is reduced proportionately. A satellite licensee not satisfying a milestone will lose its license and must forfeit the remaining amount on its bond absent circumstances warranting a milestone extension under the FCC’s rules and policies.

We have subsidiaries that hold other FCC licenses, including earth station and experimental earth station licenses associated with technical facilities located in several states and in Washington, D.C.

We must pay FCC filing fees in connection with our space station and earth station applications; annual regulatory fees and, to the extent we are deemed to be providing interstate or international telecommunications and do not qualify for an exemption, universal service contributions. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

For most of our activities, we are not regulated as a common carrier, and therefore, are not subject to rate regulation or the obligation not to discriminate among customers and we operate with minimal governmental scrutiny of our business decisions.

U.S. Export Control Requirements and Sanctions Regulation

We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and the trade sanctions laws and regulations in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. We have obtained all of the specific DDTC authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. Many of our employees are non-U.S. nationals. We have obtained a license from the DDTC to allow certain of our non-U.S. national employees access to our technical information that is controlled under the ITAR. Additionally, since Intelsat, Ltd. is based in Bermuda and it and its employees are non-U.S. persons for purposes of the ITAR, some of our suppliers located in the United States must also comply with U.S. export control laws and regulations in order to provide to us ITAR controlled technical data or hardware.

The U.S. Department of Commerce’s Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C earth station facilities in a timely manner in order to facilitate the shipment of this equipment when needed.

We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from the Office of Foreign Assets Control. Where required, the U.S. Department of the Treasury’s Office of Foreign Assets Control has granted us the authorizations needed to provide satellite capacity and related administrative services to U.S.-sanctioned countries.

U.S. Department of Defense Security Clearances

To be able to participate in classified U.S. government programs, Intelsat, Ltd. sought and obtained security clearances for one of its subsidiaries from the U.S. Department of Defense under the federal rules and regulations relating to the National Industrial Security Program. If Intelsat, Ltd. does not maintain the security clearances that it has obtained from the U.S. Department of Defense, Intelsat, Ltd. will not be able to perform its obligations under any classified U.S. government contracts to which its subsidiary is a party, the U.S. government would have the right to terminate its contracts requiring access to classified information and Intelsat, Ltd. will not be able to enter into new classified contracts. Further, if Intelsat, Ltd. materially violates the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Regulation by Foreign National Telecommunications Authorities

German Regulation

We hold an authorization to operate a satellite, the IS-12, at one orbital location.

Japan Regulation

We and JSAT International Inc. are the sole members of Horizons Satellite LLC (“Horizons”), and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In late 2003, the FCC added this Ku-band payload to its “Permitted Space Station List”, enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004 the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

Other National Telecommunications Authorities

As a provider of satellite capacity, we are also subject to the national communications and broadcasting laws and regulations of many foreign countries in which we operate. Most countries require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained or are obtaining these licenses or written authorizations in all countries in which they are required. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services. Other countries maintain strict monopoly regimes or otherwise regulate the provision of our services. In order to provide services in these countries, we may need to negotiate an operating agreement with a monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates. As we have developed our ground network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital slots is subject to the frequency coordination and registration process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of the frequencies and orbital location in order to protect the registered user of the orbital slot from subsequent or nonconforming interfering uses by other nations. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Employees

524 employees were transferred to Intelsat Corp from Intelsat on July 3, 2006 pursuant to the Employee Transfer Agreement, as defined below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of the employee transfer, Intelsat Corp employs substantially all of the U.S. employees of the combined company.

As of December 31, 2006, the combined company had 1,217 full-time regular employees. These employees consisted of:

•	613 employees in engineering, operations and information systems;

•	279 employees in finance, legal and other administrative functions;

•	237 employees in sales, marketing and strategy; and

•	88 employees in government sales and marketing.

As of December 31, 2006, 1,112 of these employees were located in the United States, and the remainder of our employees were in various other locations around the world. We believe that our relations with employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our History

Prior to the consummation of the Intelsat Acquisition Transactions, we were the product of the May 1997 merger of PanAmSat International and the Galaxy Satellite Services business of Hughes Communications, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. The related financing transactions and the related contractual arrangements entered into with The DIRECTV Group are collectively referred to as the Recapitalization. Prior to the Recapitalization in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of News Corporation. Following the Recapitalization, we were owned by entities affiliated with Kohlberg Kravis Roberts and Co., L.P. (“KKR”), The Carlyle Group (“Carlyle”) and Providence Equity Partners, Inc. (“Providence”) and certain members of management and of our board of directors.

On September 22, 2004, Holdco was formed by the then existing stockholders of the Company. On October 8, 2004, all of Company’s outstanding common stock held by its then existing stockholders was contributed to Holdco in exchange for an equal number of shares of Holdco common stock, par value $0.01 per share (“the Contribution”). As a result of and immediately following that Contribution, the Company’s then existing stockholders owned Holdco in equal proportion to their prior ownership interest in the Company, and we became a wholly-owned subsidiary of Holdco.

The Contribution of the Company to Holdco was accounted for as a recapitalization because neither a change in control nor a business combination occurred and Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of Intelsat Corp. Therefore, all operations of the Company prior to the Contribution to Holdco are reflected herein at their historical amounts.

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

The market for fixed satellite services may not grow or may shrink, and therefore we may not be able to attract new customers, retain our existing customers or implement our strategies to grow our business. In addition, pricing pressures may have an adverse impact on FSS sector revenue.

The FSS sector, as a whole, is currently expected to experience moderate growth over the next few years. However, the market for fixed satellite services may not grow or may shrink. Competing technologies, such as fiber optic cable, are continuing to adversely affect the point-to-point segment of the FSS sector. In the point-to-multipoint segment, the global economic downturn, the transition of video traffic from analog to digital and continuing improvements in compression technology have negatively impacted demand for certain fixed satellite services. Developments that we expect to support the growth of the satellite services industry, such as continued growth in data traffic and the proliferation of HDTV and niche programming, may fail to materialize or may not occur in the manner or to the extent we anticipate. Any of these industry dynamics could negatively affect our operations and financial condition.

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

In 2006, we experienced improving pricing trends in many of the regional markets we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends have improved in North America, Africa, the Middle East and Eastern Europe. Less favorable price dynamics exist in the Asian and Latin American markets, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and if we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in revenue backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a limited number of customers to provide a substantial portion of our revenue and revenue backlog. For the year ended December 31, 2006, our ten largest customers and their affiliates represented approximately 40% of our third-party revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

Some customers have in the past defaulted and, although we monitor our larger customers’ financial performance and seek deposits, guarantees and other methods of protection against default where possible, our customers may in the future default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Defaults by any of our larger customers or by a group of smaller customers who, collectively, represent a significant portion of our revenue could adversely affect our revenue, operating margins and cash flows. If our backlog is reduced due to the financial difficulties of our customers, our revenue and operating margins would be further negatively impacted.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2006, Intelsat Corp and its subsidiaries, on a consolidated basis, had outstanding indebtedness of approximately $3.5 billion and Intelsat Corp had availability of $195.4 million (net of standby letters of credit of approximately $54.6 million) under its revolving credit facility. The aggregate availability under Intelsat Corp’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $386.5 million as of December 31, 2006.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to indebtedness, including our notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our business strategies;

•	limit our ability to borrow additional amounts; and

•	place us at a disadvantage compared to our competitors that have less debt.

Any of the factors listed above could materially and adversely affect our business and results of operations. Furthermore, our interest expense could increase if interest rates rise because the entire amount of debt under our senior secured credit facilities bears interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

We may be able to incur significant additional indebtedness in the future. Although the instruments governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks that we now face, including those described above, could intensify.

The terms of our indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreement governing our senior secured credit facilities and the indentures governing our existing notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facilities include a financial covenant that requires us not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facilities require that we use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in our business to repay indebtedness under such facilities.

The credit agreements governing our senior secured credit facilities and the indentures governing our existing notes also include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends, or make redemptions, repurchases or distributions with respect to capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and

•	engage in transactions with affiliates.

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities could result in a default under such facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings, any of which would result in an event of default under our existing notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under our senior secured credit facilities were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay our existing notes and our other existing debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2007 will be satisfied by cash on hand, cash generated from our operations, intercompany borrowings and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investor Services Inc. and by Standard & Poor’s Ratings Group in June 2006, and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

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

Our Investors control us and may have conflicts of interest with us in the future.

Intelsat Holdings is a Bermuda company which was formed at the direction of funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., referred to jointly as Apax Partners, Apollo Management V, L.P., referred to as Apollo, MDP Global Investors Limited, referred to as MDP Global, and Permira Advisers LLC, referred to as Permira. Each of Apax Partners, Apollo, MDP Global and Permira is referred to as a Sponsor and the funds advised by or associated with each Sponsor are referred to as an Investor group. The Investor groups collectively are referred to as the Investors. Intelsat Bermuda indirectly owns 100% of the equity interests of Holdco, which owns 100% of the equity interests of Intelsat Corp. The Investors, together with certain members of our management, currently beneficially own nearly 100% of Intelsat Holdings, which is the direct parent of Intelsat, Ltd. and the indirect parent of Intelsat Bermuda. The Investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Investors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investors continue to own a significant amount of the equity of Intelsat Holdings, they will continue to be able to strongly influence or effectively control our decisions.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected. See Item 9A—Controls and Procedures.

Risk Factors Relating to Our Industry

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

We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. We could experience equipment or subsystem failures due to design, manufacturing or assembly errors that were not discovered before launch, premature component failure or wear out, and/or the harsh environment of space. These anomalies can manifest themselves in scale from minor reductions of equipment redundancy to marginal reductions in capacity to complete satellite failure. Some of our satellites have experienced significant anomalies in the past and some have components that are now known to be susceptible to similar significant anomalies. Each of these is discussed in Item 1—Business—Satellite Health and Technology. An on-satellite backup may not be available upon the occurrence of such an anomaly.

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenue, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and revenue backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See “—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a loss that is not adequately covered by insurance”.

We have experienced some technical problems with our current satellite fleet. Three BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74ºWL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had no net book value as of December 31, 2006 and this event is not expected to have a material impact on our future operations or financial results. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We operate seven satellites of this type. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9, and as a result, we accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenue, or may result in a reduction of the satellite’s service life. Due to this continued degradation, based on a review of available data, in 2004 we reduced our estimate of the service lives of both satellites.

We may experience a launch failure or other satellite damage or destruction during launch, which could result in a total or partial satellite loss. A new satellite could also fail to achieve its designated orbital location after launch. Any such loss of a satellite could negatively impact our business plans and could reduce our revenue.

Satellites are subject to certain risks related to failed launches. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take 24 months or longer, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our operations and our revenue. In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. A customer’s termination of its service contracts with us as a result of a launch failure would reduce our revenue backlog. Delay caused by launch failures may also preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.

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

We have plans to launch four satellites during 2007 that will replace satellites currently in service. One of our satellites is scheduled to be launched on a Sea Launch vehicle in the third quarter of 2007. Sea Launch recently experienced a launch failure in a satellite launch by SES New Skies. As a result, there has been a delay in all launches by Sea Launch. We cannot predict how long such delay will last or if we will need to switch to a new provider. Switching to a new provider could entail significant additional costs. In addition, any delay in the launch of any of these satellites would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenue and revenue backlog.

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

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, referred to as Ofcom, the telecommunications ministry of Japan and BNetzA, the regulatory agency of Germany. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

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

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the International Telecommunication Union, referred to as the ITU, or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

Coordination results may adversely affect our ability to use a satellite at a given orbital location for our proposed service or coverage area.

We are required to register our satellites at the ITU and to coordinate our use of satellites at particular orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements in a way that the acceptable interference levels are exceeded (e.g. due to operational errors associated with the transmissions to adjacent satellite networks).

Our failure to maintain or obtain authorizations under the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on our business.

The export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment to non-U.S. persons and companies, including to our own non-US employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Bermuda, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

Item 1B. Unresolved	Staff Comments

Not applicable.

Item 2.	Properties

We lease the facility in which our former principal executive offices and administrative headquarters were located, in Wilton, Connecticut, pursuant to a ten-year lease which commenced in July 2001 and is set to expire in 2011. This facility currently houses some remaining administrative functions of the prior PanAmSat business. We expect to sublease this space to third parties in mid-2007, when we cease using this facility under our integration plans.

We own a facility in Ellenwood, Georgia, in which our primary customer operations center is located. The facility has approximately 124,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. We expect to consolidate all of our customer service operations with those of Intelsat from its Washington, D.C. building into a single facility in our Ellenwood, Georgia location and to transition all of Intelsat’s customer service operations to this location by the end of 2007 in order to improve the cost efficiency of our network operations and communications services.

Our satellite operations center is located at a facility which we own in Long Beach, California, which includes approximately 68,870 square feet for administrative and operational facilities. Our current plan is to lease a significant portion of this facility to third parties. Under our integration plan, we expect to consolidate satellite operations of our combined company’s fleet from Long Beach to Intelsat’s Washington, D.C. facility in order to improve the reliability and cost efficiency of our satellite operations. We will maintain a more limited presence at Long Beach to provide redundancy for our primary facility and to provide operations for certain third-party satellites.

We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and teleport and other services for our customers. We currently operate five teleports, a satellite operations control center and a customer service center in conjunction with our global satellite network. We operate our primary teleport in Ellenwood, Georgia and operate regional teleports in Castle Rock, Colorado; Fillmore, California; Silver Spring, Maryland and Napa, California. We own our teleports in Ellenwood, Napa and Fillmore. We lease the land and own the improvements on such land at our teleports in Castle Rock and Silver Spring. We currently expect to discontinue our lease at our Silver Spring facility as we execute our integration plans.

We lease office space in New York, Florida, Virginia, Australia, South Africa, Japan, Hong Kong, Mexico City, Beijing and India for our local sales and marketing support offices. We currently expect to close a number of facilities and redundant offices in certain cities over the next couple of years as we continue to execute our integration plans.

Item 3.    Legal Proceedings

We are subject to litigation in the normal course of its business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Prior to the completion of the Intelsat Acquisition Transactions on July 3, 2006, the common stock of our parent, Holdco, was traded on the New York Stock Exchange. There is no market for our common stock.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data for each of the periods from January 1, 2006 to July 1, 2006 (predecessor entity) and for the period July 1, 2006 to December 31, 2006 (successor entity) and the consolidated balance sheet data as of December 31, 2006 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm appearing elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2005 have been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm, appearing elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from consolidated financial statements that are not included in this Annual Report.

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for the year ended December 31, 2006 have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 to December 31, 2006. Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the consummation of the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006.

	Predecessor Entity					Successor Entity
	Year Ended December 31,				January 1 to July 1, 2006	July 1 to December 31, 2006
	2002	2003	2004	2005
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Operating leases, satellite services and other	$792,691	$814,006	$811,124	$847,149	$436,864	$419,694
Revenue from affiliates	—	—	—	—	—	102,653
Outright sales and sales-type leases (1)	19,599	17,005	15,946	13,854	5,895	—

Total revenue	812,290	831,011	827,070	861,003	442,759	522,347

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	126,387	149,696	157,354	143,870	70,977	95,502
Costs from affiliates	—	—	—	—	—	31,711
Cost of outright sales and sales-type leases	—	—	2,224	(4,303)	(1,943)	—
Selling, general and administrative expenses	101,983	86,081	110,898	74,969	38,816	67,152
Depreciation and amortization	335,717	312,833	294,822	276,925	138,655	145,329
Prior Sponsor management fees	—	—	731	10,444	—	—
Restructuring and transaction costs	13,708	4,227	161,323	4,294	145,186	9,327
Loss on termination of sales-type leases	18,690	—	—	2,307	—	—
(Gain) loss on undesignated interest rate swap	—	—	—	(6,611)	(23,140)	11,731
Gain on insurance claim	(40,063)	—	(9,090)	—	—	—
Gain on sale of teleport	—	—	(11,113)	—	—	—
Satellite impairment loss	—	—	99,946	—	—	—

Total operating expenses	556,422	552,837	807,095	501,895	368,551	360,752

Income from operations	255,868	278,174	19,975	359,108	74,208	161,595
Interest expense, net	142,470	143,632	186,754	261,383	107,601	143,514
Other income (expense)	—	—	—	—	(1,896)	2,123

Income (loss) before income taxes	113,398	134,542	(166,779)	97,725	(35,289)	20,204
Income tax expense (benefit)	28,350	35,010	(91,290)	2,105	8,007	6,112

Net income (loss)	$85,048	$99,532	$(75,489)	$95,620	$(43,296)	$14,092

Consolidated Cash Flow Data (2):
Net cash provided by operating activities	$520,466	$472,504	$293,274	$413,919	$250,388	$148,072
Net cash (used in) provided by investing activities	(436,242)	75,753	595,106	(242,533)	(133,012)	4,422
Net cash used in financing activities	(21,286)	(860,909)	(1,026,792)	(85,094)	(170,292)	(83,488)

Other Data:
Capital expenditures (including capitalized interest)	(272,826)	(97,563)	(156,306)	(203,183)	(129,265)	(53,521)

	Predecessor Entity				Successor Entity
	As of December 31,				As of December 31, 2006
	2002	2003	2004	2005
Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$488,365	$176,087	$38,607	$125,945	$142,021
Satellites and other property and equipment, net	2,865,279	2,306,705	1,955,664	1,949,560	1,828,710
Goodwill	2,238,659	2,243,611	2,244,131	2,244,131	3,742,674
Total assets	6,487,738	5,734,877	4,764,495	4,828,081	7,495,384
Total debt	2,550,000	1,700,000	3,608,000	2,932,000	3,501,325
Shareholders’ equity	3,077,542	3,178,758	697,759	1,312,530	2,908,777

(1)	As a result of the Intelsat Acquisition Transactions, certain of our accounting policies have been changed to conform to Intelsat, Ltd.’s current accounting policies, and these outright sales and sales-type leases are now recognized as service contracts. Previously, under an outright sales contract, we sold all rights and title to a transponder to a customer, which in turn paid us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognized the sale amount as revenue and recorded the cost of the transponder to cost of outright sales. Under sales-type leases, we recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed to be attributable to interest income. The principal difference between a sales-type lease and an operating lease is when revenue and related costs are recognized, but not when the cash is received.
(2)	As a result of the Intelsat Acquisition Transactions, certain prior period amounts have been reclassified to conform to Intelsat, Ltd.’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after consummation of the Intelsat Acquisition Transactions and the Merger Transaction (as defined below). This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions, as defined below, on July 3, 2006, our indirect parent company, Intelsat, Ltd., is the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in over 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Intelsat, Ltd.’s global communications network includes 51 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We believe that Intelsat, Ltd. has the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. This satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

Impact of the Intelsat Acquisition Transactions

On August 28, 2005, PanAmSat Holdco, Intelsat Bermuda and Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, referred to as Merger Sub, entered into a merger agreement, referred to as the Merger Agreement, under which Intelsat Bermuda would acquire PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the Intelsat Acquisition Transactions were consummated. In connection with the Merger Agreement, our prior board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10.0 million for non-senior management employees.

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to the Merger Agreement, with Merger Sub merging with and into PanAmSat Holdco, with PanAmSat Holdco surviving the merger, and each share of common stock of PanAmSat Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Upon completion of the merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco. On July 3, 2006, the common stock of PanAmSat Holdco was de-listed from the New York Stock Exchange.

On July 3, 2006, in connection with the Intelsat Acquisition Transactions, PanAmSat Opco issued an aggregate principal amount of $575.0 million of 9% Senior Notes due 2016, referred to as the Corp 2016 Senior Notes. In addition, PanAmSat Opco amended and restated its existing senior secured credit facilities. We refer to these transactions and the Merger Transaction collectively as the Intelsat Acquisition Transactions. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions, see “—Liquidity and Capital Resources.”

Following completion of the Intelsat Acquisition Transactions, IGen acquired our former subsidiary, G2 Satellite Solutions Corporation, referred to as G2 Satellite Solutions, which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions, its financial condition as of December 31, 2006, and its results of operations for the successor period July 1, 2001 to December 31, 2006, were excluded from our financial statements. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required. We refer to this transaction as the Government Business Merger.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by us and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including Holdco and us, entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. We refer to these transactions as the Other Intercompany Transactions. The employee transfer resulted in an increase in our total consolidated assets and liabilities as of December 31, 2006 of approximately $19.0 million and $35.5 million, respectively. The MISA and the Employee Transfer Agreement resulted in costs from affiliates of $31.7 million and increased direct costs of revenue and selling, general and administrative expenses for the successor period July 1, 2006 to December 31, 2006.

On May 30, 2006, PanAmSat Holdco commenced a tender offer, referred to as the Tender Offer, to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% Senior Discount Notes due 2014, referred to as the 10 3/8% discount notes, for cash. Approximately 99.65% of the outstanding 10 3/8 % discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8 % discount notes not tendered to PanAmSat Holdco in the Tender Offer, approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the Intelsat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1.28 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price for the Merger Transaction and to fund the purchase of the 10 3/8% discount notes tendered in the Tender Offer, plus related fees, referred to collectively as the Tender Amount.

The Intelsat Acquisition Transactions, the Government Business Merger, the Tender Offer, the Intelsat Bermuda Loan and the Other Intercompany Transactions are referred to collectively as the Transactions. Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corporation were renamed as Intelsat Holding Corporation and Intelsat Corporation, respectively.

In addition, Intelsat Bermuda created a new direct wholly owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as Intelsat Poland, Luxembourg Branch. Following the consummation of the Intelsat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously all held by Intelsat Bermuda, being held by the Luxembourg branch of Intelsat Poland.

As a result of the Intelsat Acquisition Transactions, certain of our accounting policies have been changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting polices did have, and is expected to have, a significant impact on our consolidated financial statements. We previously recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, and continue to receive cash payments from the lessee throughout the term of the lease.

In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment in purchase accounting of approximately $72.3 million of net assets related to previously recorded sales-type leases and the recording of approximately $5.0 million of additional revenue during the successor period July 1, 2006 to December 31, 2006.

Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006.

Furthermore, the purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Intelsat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense will increase significantly. Also, our interest expense will increase due to the interest on the Corp 2016 Senior Notes.

In connection with the closing of the Intelsat Acquisition Transactions, we have identified various cost-saving initiatives that have been or will be implemented in connection with and following the closing of the Intelsat Acquisition Transactions. These initiatives include workforce reductions and related salary and benefit savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe the combined company can realize approximately $92.0 million in estimated annual net operating cost savings in the near to medium term resulting from the Intelsat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180.0 million in one-time expenditures, including $40.0 to $45.0 million in capital expense. Approximately $35.0 million of these costs were incurred by PanAmSat prior to the closing of the Intelsat Acquisition Transactions. The remainder of these costs for the combined company are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

Impact of the Refinancing

On January 19, 2007, Intelsat Corp further amended the Amended and Restated Credit Agreement governing its senior secured credit facilities, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. We refer to this amendment as the Refinancing.

Impact of Other Transactions

The purchase transactions, completed in August 2004, whereby KKR, Carlyle and Providence, collectively referred to as the Prior Sponsors, acquired their equity interests in us, including our merger with a wholly-owned subsidiary of The DIRECTV Group, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group, are collectively referred to as the Recapitalization.

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18.00 per share, and used the net proceeds to make a capital contribution to PanAmSat Opco of approximately $658.4 million and to pay a $200.0 million dividend to its then existing shareholders. PanAmSat Opco used this capital contribution to repay approximately $265.0 million of the borrowings under the Term Loan A Facility of its senior secured credit facilities, and on April 1, 2005, PanAmSat Opco redeemed $353.5 million, or 35%, of its 9% senior notes due 2014, referred to as the Corp 2014 Senior Notes, and paid a redemption premium of $31.8 million to holders of those notes. PanAmSat Opco also repaid an additional $25.0 million of the Term Loan A facility under its senior secured credit facilities with cash on hand on March 22, 2005. On June 17, 2005, PanAmSat Opco made a voluntary prepayment of $28.4 million under its Term Loan A facility from available cash on hand.

On August 1, 2005, we formed our second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74.05ºWL. The joint investment is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213.0 million, of which each of the Company and JSAT will be required to begin funding its 50% share beginning in early 2008. Our portion of the investment is being accounted for using the equity method. As of December 31, 2006, we had recorded a liability of $37.3 million within our consolidated financial statements in relation to the future funding of our investment in Horizons-2. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (As Amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”).

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel, in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2006, we had paid $63.5 million in aggregate purchase price, of which $21.0 million was paid during the year ended December 31, 2006. The satellite acquired, formerly known as Europe*Star 1, was renamed IS-12 and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The results of this acquisition have been included in our financial statements from the date of acquisition. As of December 31, 2006, $7.0 million of this purchase price, which was recorded as an incentive obligation, remained to be paid and approximately $1.2 million of customer deposit liabilities remained outstanding.

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Following the Intelsat Acquisition Transactions, we also earn revenue from affiliates for services performed under the MISA. Communications satellites, including the satellites in our fleet, have components referred to as transponders that receive communications signals from the ground, convert signal frequency and amplify and retransmit signals back to earth. The number of transponders on a satellite can be used as a measure of the communications capacity of that satellite.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be preemptible or non-preemptible and the service term. The service term can vary from occasional use service measured in minutes to periods ranging from one day to as long as 15 years. These agreements offer different service types, including lease/transponder, managed solutions and mobile satellite services, or MSS. The following table describes our primary service types:

Service Type	Description
Lease/Transponder Services	• Commitments by customers to receive service via, or to lease, capacity on particular designated transponders according to specified technical and commercial terms

Managed Solutions

•      Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, video and private network services to customers

Mobile Satellite Services	• Provide equipment and service via resale of mobile satellite services from multiple vendors

• Provide voice, data and video conference service to handheld, transportable and mobile terminals through linking of individual units

According to transmission plans and traffic information supplied by our customers, we believe our satellite capacity is used by our customers for various applications. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customers for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing significantly to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and sales and of customer premise equipment. The margins for these services vary depending upon the amount of third party services or hardware included, which typically earn margins substantially lower than our satellite transponder services. Satellite-related consulting and technical services revenue, including TT&C services and equipment sales, was approximately $16.5 million, $22.7 million and $38.1 million of our revenue for the years ended December 31, 2004, 2005 and 2006, respectively. We expect our consulting and technical services revenue associated with satellite and launch vehicle construction program management will become a larger percentage of our revenue in the future as we expand these service offerings.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years, new revenue on our global system has been generated from growth in lease services for video applications such as high definition television services and direct to home television services, satellite-based private data networks and government services. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our consulting and technical services revenue will be affected by the timing, number and type of consulting arrangements under contract.

Customer Applications

Our lease, managed solutions and MSS are used by our customers for three primary customer applications: media applications, network service applications and government applications. In addition, we generate other revenue by selling consulting services which support the life cycle of satellite operations, including the design, launch, and monitor and control phases.

Revenue from services used for video applications, primarily lease services and managed solutions for occasional video services, referred to as OVS, has increased in the last two years. This trend is due to increased demand for lease services by programmers distributing high definition television, international programmers seeking to distribute their programming into North America, and increased demand for lease services by DTH television service providers in international markets.

The growth trend in lease services for network service applications is due to the continued growth of satellite-based private data networks in North America and other regions. We believe that managed solutions, which enjoy strong demand from network service applications such as broadband and other Internet-related services, will continue to have a positive effect on our revenue over the long term. See Item 1—Business—Our Business Strategy for a discussion of our strategies with respect to our network service offerings.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions over the long term. In 2006, we experienced improving pricing trends in many of the regional markets we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the pricing trends have improved in North America, Africa, the Middle East, and Eastern Europe. Less favorable price dynamics exist in the Asian and Latin American markets, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Sales-Type Leases

Prior to the consummation of the Intelsat Acquisition Transactions, lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) were accounted for as sales-type leases. For sales-type lease transactions, we recognized as revenue the net present value of the future minimum lease payments. The cost basis of the transponder was charged to cost of outright sales and sales-type leases. During the life of the lease, we recognized as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income.

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the current accounting policies of our indirect parent, Intelsat, Ltd. See Note 2 “Significant Accounting Policies—Revenue Recognition” to our audited consolidated financial statements appearing elsewhere in this Annual Report.

Outright Sales Contracts

Prior to the consummation of the Intelsat Acquisition Transactions, we sold, under outright sales contracts, rights and title to transponders to customers, which in turn paid us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognized the sale amount as revenue along with the related cost of sales and the risk of loss related to the transponder passed to the customer. We did not enter into any outright sales during the years ended December 31, 2004 and 2005, or for the first six months of 2006. As a result of the Intelsat Acquisition Transactions, the accounting for outright sales was changed to conform to the current accounting policies of our indirect parent, Intelsat, Ltd.

Revenue from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize revenue from affiliates for providing satellite capacity and intercompany administrative, engineering and sales-related services to other subsidiaries of Intelsat, Ltd.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue; selling, general and administrative expenses; and depreciation and amortization.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue fluctuate based on the number and type of services offered and under development.

We expect our direct costs of revenue to increase as we add customers, expand our managed solutions and provide customized communications services to our customers. Due to the higher costs of providing managed solutions to our customers, managed solutions typically have lower gross margins than the other services we provide. The timing, number and type of consulting service arrangements under contract during 2006 have increased our direct costs of revenue. These services typically realize lower gross margins than do our satellite communication services.

Costs from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize costs from affiliates for services provided by other subsidiaries of Intelsat, Ltd to Intelsat Corp. These services are primarily related to the operation of Intelsat Corp’s satellites, and to sales and administrative functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources staff. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. The staff expenses consist primarily of salaries and related employment costs, travel costs and office occupancy costs.

Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered. These costs also fluctuate with the number of jurisdictions and markets in which we operate, as well as the number of regional offices we operate. However, fluctuations in these expenses are not always directly proportional to changes in these factors, because our systems have been designed to accommodate some level of growth and because we have implemented a fully integrated operating philosophy and structure in order to capture economies of scale as our business grows.

We expect our selling, general and administrative expenses to decrease as a percentage of revenue as a result of the Intelsat Acquisition Transactions and the realization of cost savings over time from the integration of all general and administrative functions with those of Intelsat.

Depreciation and Amortization

Our capital assets consist primarily of our satellites and associated ground network infrastructure. Included in capitalized satellite costs are the costs for satellite construction, satellite launch services, insurance premiums for satellite launch and the in-orbit testing period, the net present value of deferred satellite performance incentives payable to satellite manufacturers, and capitalized interest incurred during the satellite construction period.

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to over 14 years. We expect our depreciation and amortization costs to increase, principally due to fair value of assets recognized in connection with the Intelsat Acquisition Transactions.

Backlog

As a result of the Intelsat Acquisition Transactions, our accounting for backlog was changed to conform to the current accounting policy of our indirect parent, Intelsat, Ltd. We previously reported backlog on a cash basis (cash backlog). We now report backlog on a revenue basis (revenue backlog). Cash backlog is calculated based on the cash payments yet to be received from customers for contracted services, while revenue backlog is calculated based on the expected future revenue under our customer contracts. This change in our accounting policy did not have a significant impact on our backlog.

Our revenue backlog was approximately $4.25 billion as of December 31, 2006. As of December 31, 2006, the weighted average remaining duration of our revenue backlog was approximately five years and the weighted average remaining customer contract life was approximately nine years. We currently expect to deliver services associated with $702.2 million, or approximately 17%, of our December 31, 2006 revenue backlog during the twelve months ending December 31, 2007. Revenue backlog includes both non-cancelable contracts and contracts that are cancelable. The amount included in revenue backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2006, 84% of our total revenue backlog related to contracts that either were noncancelable or had substantial termination fees. Approximately $33.5 million of our revenue backlog as of December 31, 2006 represented revenue backlog from affiliates of Intelsat, Ltd. Our revenue backlog figures exclude the impact of the MISA transactions. Our expected future revenue under contracts with customers as of December 31, 2006 was as follows:

Period	(in millions)
2007	$702
2008	641
2009	487
2010	434
2011	390
2012 and thereafter	1,600

Total	$4,254

Our backlog by service type as of December 31, 2006 was as follows:

Service type	Amount	Percent
	(in millions, except percentages)
Lease/transponder services	$4,030	94.7%
Managed solutions	15	0.4
Mobile satellite services and other	209	4.9

Total	$4,254	100.0%

Results of Operations

Years Ended December 31, 2005 and 2006

The classification of revenue by product group during the year ended December 31, 2006 has been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation. Also, following the consummation of the Intelsat Acquisition Transactions, which includes the sale of G2 Satellite Solutions to IGen, as discussed above, we now operate in a single industry segment. As such, segment disclosures are no longer required and therefore are not included for any of the periods presented.

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for 2006 have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 to December 31, 2006. For comparative purposes, we combined the period from January 1, 2006 through December 31, 2006 in our discussion below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure, and it is provided to enhance the reader’s understanding of the results of operations for the periods presented. The historical results are not necessarily indicative of results to be expected for any future period.

	Predecessor Entity	Successor Entity	Combined
	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2006
	(in thousands)
Revenue:
Operating leases, satellite services and other	$436,864	$419,694	$856,558
Revenue from affiliates	—	102,653	102,653
Outright sales and sales-type leases	5,895	—	5,895

Total revenue	442,759	522,347	965,106
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	95,502	166,479
Costs from affiliates	—	31,711	31,711
Cost of outright sales and sales-type leases	(1,943)	—	(1,943)
Selling, general and administrative expenses	38,816	67,152	105,968
Depreciation and amortization	138,655	145,329	283,984
Restructuring and transaction costs	145,186	9,327	154,513
(Gain) loss on undesignated interest rate swap	(23,140)	11,731	(11,409)

Total operating expenses	368,551	360,752	729,303

Income from operations	74,208	161,595	235,803
Interest expense, net	107,601	143,514	251,115
Other income (expense)	(1,896)	2,123	227

Income (loss) before income taxes	(35,289)	20,204	(15,085)
Income tax expense	8,007	6,112	14,119

Net income (loss)	$(43,296)	$14,092	$(29,204)

The following table sets forth our comparative statements of operations for the year ended December 31, 2005 and on a combined basis for the year ended December 31, 2006, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Year Ended December 31, 2005	Combined Year Ended December 31, 2006	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue:
Operating leases, satellite services and other	$847,149	$856,558	$9,409	1.1%
Revenue from affiliates	—	102,653	102,653	NM
Outright sales and sales-type leases	13,854	5,895	(7,959)	(57.4)

Total revenue	861,003	965,106	104,103	12.1

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	143,870	166,479	22,609	15.7
Costs from affiliates	—	31,711	31,711	NM
Cost of outright sales and sales-type leases	(4,303)	(1,943)	2,360	54.8
Selling, general and administrative expenses	74,969	105,968	30,999	41.3
Depreciation and amortization	276,925	283,984	7,059	2.5
Prior Sponsor management fees	10,444	—	(10,444)	NM
Restructuring and transaction costs	4,294	154,513	150,219	NM
Loss on termination of sales-type leases	2,307	—	(2,307)	NM
Gain on undesignated interest rate swap	(6,611)	(11,409)	(4,798)	(72.6)

Total operating expenses	501,895	729,303	227,408	45.3

Income from operations	359,108	235,803	(123,305)	(34.3)
Interest expense, net	261,383	251,115	(10,268)	(3.9)
Other income	—	227	227	NM

Income (loss) before income taxes	97,725	(15,085)	(112,810)	NM
Income tax expense	2,105	14,119	12,014	NM

Net income (loss)	$95,620	$(29,204)	$(124,824)	NM

Revenue

Revenue increased by $104.1 million, or 12%, to $965.1 million for the year ended December 31, 2006 from $861.0 million for the year ended December 31, 2005.

Revenue from operating leases, satellite services and other increased by $9.4 million, with leases, managed solutions and mobile satellite services and other revenue increasing by $5.4 million, $1.4 million and $2.6 million, respectively. The following table sets forth our operating leases, satellite services and other revenue by service type, and percentage of our operating leases, satellite services and other revenue represented by each, for the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and on a combined basis for the year ended December 31, 2006:

	Predecessor Entity			Successor Entity
	2005		January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Combined 2006 Total
	(in thousands, except percentages)
Lease/transponder services	$745,344	88%	$378,747	$372,021	$750,768	88%
Managed solutions	62,851	7	39,160	25,078	64,238	7
Mobile satellite services and other	38,954	5	18,957	22,595	41,552	5

Total	$847,149	100%	$436,864	$419,694	$856,558	100%

The increase in our lease revenue resulted from increases of $20.7 million, primarily related to additional revenue resulting from new customer arrangements on our Galaxy 15 satellite, which replaced Galaxy 1R in March 2006, and higher video services revenue, which was realized primarily in the North American region. Approximately $10.6 million of video services revenue recorded during the second half of 2006 relates to agreements that were previously accounted for as sales-type leases, as discussed above. These increases were partially offset by a reduction of $15.3 million of revenue related to G2 Satellite Solutions, which, following the consummation of the Intelsat Acquisition Transactions, are now classified as revenue from affiliates. Our revenue for 2005 included full-year third-party revenue for G2 Satellite Solutions, while our revenue for 2006 only included six months of third-party revenue due to the sale of G2 Satellite Solutions. The increase in our managed solutions revenue resulted primarily from an increase of $7.2 million associated with occasional use services and $2.6 million of new business due to increased customer demand for video and network services. These increases were partially offset by a decrease of $8.4 million of revenue related to G2 Satellite Solutions. The increase in mobile satellite services and other resulted from net new business due to increased consulting revenue, most notably in the North American and Asia-Pacific markets, of $13.1 million. These increases were partially offset by a reduction of $10.5 million of revenue related to G2 Satellite Solutions.

We had a decrease of $8.0 million in revenue from outright sales and sales-type leases due to the elimination of this revenue classification as a result of the conforming accounting policy change following the consummation of the Intelsat Acquisition Transactions, as discussed above.

Revenue from affiliates of $102.7 million reflected new revenue of $77.2 million related to intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the MISA, which was entered into in connection with the Intelsat Acquisition Transactions. The revenue earned from the MISA was in part reflective of the increased costs incurred in connection with services provided by the employees transferred to Intelsat Corp in connection with the Employee Transfer Agreement, as noted below in Direct Costs of Revenue and in Selling, General and Administrative Expenses, as well as additional costs incurred by Intelsat Corp and charged to affiliates according to the MISA. As noted below in Direct Costs of Revenue (Exclusive of Depreciation and Amortization) and Selling, General and Administrative Expenses, Intelsat Corp incurred an additional $34.6 million in direct costs of revenue and an additional $36.2 million in Selling, General and Administrative Expense as a result of the Employee Transfer Agreement. The remaining $25.5 million of new intercompany revenue was from capacity sold to other subsidiaries of Intelsat, Ltd., which in turn sold this capacity to third parties. Included in this intercompany capacity revenue was $19.4 million from sales of capacity to IGen by us.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased $22.6 million, or 16%, to $166.5 million for the year ended December 31, 2006 from $143.9 million for the year ended December 31, 2005. The increase was due primarily to $34.6 million of additional costs recorded during 2006 which resulted from the transfer of employees under the Employee Transfer Agreement, as discussed above. In addition, costs related to launch services and equipment sales increased by approximately $13.7 million in connection with increased consulting revenue recognized in the fourth quarter of 2006. These increases were partially offset by a decrease of approximately $21.4 million in direct costs of revenue related to G2 Satellite Solutions, which was sold in July 2006 subsequent to the completion of the Intelsat Acquisition Transactions. Also, the amortization of deferred charges related to customer incentives decreased by approximately $5.3 million during the year ended December 31, 2006 due to purchase accounting adjustments made following the Intelsat Acquisition Transactions.

Costs from Affiliates

The increase in costs from affiliates was due to $31.7 million of costs recorded during the period from the completion of the Intelsat Acquisition Transactions through December 31, 2006, in accordance with the MISA, for services provided by other subsidiaries of Intelsat, Ltd. to Intelsat Corp and its subsidiaries. Such services were primarily related to ground facilities, engineering services and other services performed in connection with the operation of Intelsat Corp’s satellites, along with sales and administrative services provided to Intelsat Corp by other subsidiaries of Intelsat, Ltd. Intelsat Corp records revenue for administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. (as described above under “—Revenue from Affiliates”).

Cost of Outright Sales and Sale-Type Leases

The increase in cost of sales-type leases was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that were no longer insured during the year ended December 31, 2005. These insurance policies expired during the year ended December 31, 2005, were not replaced and, as a result, these satellites and their related assets were no longer insured. This increase was partially offset by the reversal of approximately $1.9 million of in-orbit insurance liabilities during the second quarter of 2006, representing previously recorded expenses for a sales-type lease on our IS-10 satellite that is no longer insured. In May 2006, the insurance policy covering our IS-10 satellite expired and was not replaced and, as a result, this satellite and its related assets were no longer insured.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.0 million, or 41%, to $106.0 million for the year ended December 31, 2006 from $75.0 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to $36.2 million of additional costs resulting from the Employee Transfer Agreement and a net increase of $1.7 million in miscellaneous expenses. These increases were partially offset by a decrease in employee compensation and benefit costs of $6.9 million due to the reduction in the number of legacy employees following the consummation of the Intelsat Acquisition Transactions.

Depreciation and Amortization

Depreciation and amortization increased $7.1 million, or approximately 3%, to $284.0 million for the year ended December 31, 2006 from $276.9 million for the year ended December 31, 2005. The increase in depreciation and amortization was due to an increase in amortization expense of $25.3 million, primarily as a result of amortizable intangible assets established in the purchase accounting related to the Intelsat Acquisition Transactions and increased depreciation of $24.5 million on satellites placed in service during December 2005, during June 2006 and on a satellite acquired in August 2005. These increases were partially offset by lower depreciation of approximately $34.8 million for satellites and other assets as a result of purchase accounting adjustments recorded in connection with the Intelsat Acquisition Transactions and lower depreciation of approximately $2.2 million associated with our Galaxy 3R satellite, which was fully depreciated in 2005, and of approximately $5.7 million associated primarily with our non-satellite fixed assets.

Prior Sponsor Management Fees

Our Prior Sponsors provided management and advisory services to us pursuant to management services agreements executed at the closing of the Recapitalization in August 2004. The Prior Sponsors charged us an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, PanAmSat Holdco’s initial public offering on March 22, 2005, the Prior Sponsors terminated their management services agreements with us for an aggregate consideration of $10.0 million. During the year ended December 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment. No comparable costs were recorded during the year ended December 31, 2006.

Restructuring and Transaction Costs

Restructuring and transaction costs were $4.3 million and $154.5 million for the years ended December 31, 2005 and 2006, respectively. During the predecessor period January 1 to July 1, 2006, in connection with the completion of the Intelsat Acquisition Transactions, we recorded approximately $142.3 million of restructuring and transaction costs. These costs included approximately $97.2 million of costs associated with the cash settlement of PanAmSat Holdco options and deferred stock units, $29.7 million of severance-related compensation and benefits received by certain of PanAmSat’s prior executives (including $19.9 million of employee excise taxes) and $15.4 million of severance and related costs recorded pursuant to PanAmSat Opco’s 2005 severance pay plan. Additionally, we had previously recorded approximately $2.9 million of restructuring and transaction costs related to certain employee retention costs during the first six months of 2006. During the successor period July 1 to December 31, 2006, we recorded charges of $9.3 million of integration and retention costs in relation to the Intelsat Acquisition Transactions. In 2005, PanAmSat Opco recorded a $2.5 million charge representing relocation costs and losses on the sale and disposal of equipment related to its teleport consolidation plan. During 2005, PanAmSat Opco also recorded $1.1 million of compensation, benefit and outplacement expenses resulting from its then existing severance plans and a $0.5 million non-cash charge related to increased future lease costs related to its idle facilities.

Gain on Undesignated Interest Rate Swap

As of September 30, 2005, we completed our effectiveness assessment in relation to our $1.25 billion interest rate swap agreement. As a result of the assessment, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”). As a result, the interest rate swap has been undesignated since the third quarter of 2005. The increase in the fair value of the interest rate swap asset and the interest earned on the swap of approximately $6.6 million and $11.4 million were recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the years ended December 31, 2005 and December 31, 2006, respectively.

Income From Operations

Despite higher total revenue of $104.1 million and an increase in our gain on undesignated interest rate swap of $4.8 million, income from operations decreased during 2006 by $123.3 million as compared to the year ended December 31, 2005. This reduction was primarily due to a $150.2 million increase in restructuring and transaction costs, an increase of $31.7 million in costs from affiliates, a $22.6 million increase in direct costs of revenue, a $31.0 million increase in selling, general and administrative expenses and an increase of $7.1 million in depreciation and amortization expenses, as discussed above.

Interest Expense, Net

Interest expense, net, decreased $10.3 million, or 4%, to $251.1 million for the year ended December 31, 2006 from $261.4 million for the year ended December 31, 2005. During the year ended December 31, 2005, we recorded approximately $56.0 million of debt extinguishment costs within interest expense, including the write-off of $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under our prior senior secured credit facilities, $13.8 million related to the redemption of a portion of our Corp 2014 Senior Notes and a $31.8 million premium paid in relation to the redemption of these notes during this period. Excluding the write-off of debt extinguishment costs in 2005, interest expense for the year ended December 31, 2006 increased compared with the same period in 2005 due to higher total outstanding indebtedness and higher average interest rates in relation to our senior secured credit facilities. The increase in debt was a result of the issuance of $575.0 million of the Corp 2016 Senior Notes in connection with completion of the Intelsat Acquisition Transactions.

Income Taxes

Income tax expense increased from approximately $2.1 million in the year ended December 31, 2005, to approximately $14.1 million in the year ended December 31, 2006. The increase in the tax expense was mainly due to the tax effects of non-deductible transaction costs related to the Intelsat Acquisition Transactions applied against a pre-tax book loss in 2006 versus pre-tax book income in 2005. Furthermore, the extraterritorial income exclusion tax benefit decreased to $15.7 million in the year ended December 31, 2006 from $30.8 million in the year ended December 31, 2005, due in part to changes in the extraterritorial income regime. Finally, additional expense was recorded in the predecessor period of 2006 related to tax exposure items for periods prior to 2006.

Years Ended December 31, 2004 and 2005

The following table sets forth our comparative statements of operations for the years ended December 31, 2004 and 2005, with the increase (decrease), except those deemed not meaningful (“NM”), and percentage change between the periods presented.

	Year Ended December 31,		Dollar Change	Percentage Change
	2004	2005
	(in thousands, except percentages)
Revenue:
Operating leases, satellite services and other	$811,124	$847,149	$36,025	4.4%
Outright sales and sales-type leases	15,946	13,854	(2,092)	(13.1)

Total revenue	827,070	861,003	33,933	4.1

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	157,354	143,870	(13,484)	(8.6)
Cost of outright sales and sales-type leases	2,224	(4,303)	(6,527)	NM
Selling, general and administrative expenses	110,898	74,969	(35,929)	(32.4)
Depreciation and amortization	294,822	276,925	(17,897)	(6.1)
Prior Sponsor management fees	731	10,444	9,713	NM
Restructuring and transactions costs	161,323	4,294	(157,029)	(97.3)
Loss on termination of sales-type leases	—	2,307	2,307	NM
Gain on undesignated interest rate swap	—	(6,611)	(6,611)	NM
Gain on insurance claim	(9,090)	—	9,090	NM
Gain on sale of teleport	(11,113)	—	11,113	NM
Satellite impairment loss	99,946	—	(99,946)	NM

Total operating expenses	807,095	501,895	(305,200)	(37.8)

Income from operations	19,975	359,108	339,133	NM
Interest expense, net	186,754	261,383	74,629	40.0

Income (loss) before income taxes	(166,779)	97,725	264,504	NM
Income tax expense (benefit)	(91,290)	2,105	93,395	NM

Net income (loss)	$(75,489)	$95,620	$171,109	NM

Revenue

Operating Leases, Satellite Services and Other

The following table sets forth our revenue by service type, and percentage of our operating leases, satellite services and other revenue represented by each, for the years ended December 31, 2004 and December 31, 2005:

	Year Ended December 31,
	2004		2005
	(in thousands, except percentages)
Lease/transponder services	$713,104	88%	$745,344	88%
Managed solutions	76,940	9	62,851	7
Mobile satellite services and other	21,080	3	38,954	5

Total revenue	$811,124	100%	$847,149	100%

Revenue from operating leases, satellite services and other increased by $36.0 million, with leases and mobile satellite services and other revenue increasing by $32.2 million and $17.9 million, respectively. The increase in lease services revenue was primarily due to new customer arrangements on our Galaxy 12 satellite and the impact of the contractual arrangements entered into with affiliates of The DIRECTV Group in connection with the Recapitalization. These increases were partially offset by reduced revenue as a result of an international customer termination that occurred during the second quarter of 2004 and the expiration of a lease associated with a non-core satellite that was used during the first nine months of 2004. This lease expiration resulted in a $10.2 million reduction in network services revenue during the year ended December 31, 2005, as compared to the same period in 2004. Managed solutions revenue decreased due primarily to a reduction in our government services revenue. The increase in mobile satellite services and other revenue was primarily due to the continued development and expansion of our consulting/technical service business in 2005 as compared to 2004.

Outright Sales and Sales-Type Leases

Revenue from outright sales and sales-type leases decreased $2.1 million, or 13%, to $13.8 million for the year ended December 31, 2005 from $15.9 million for the year ended December 31, 2004. This reduction was due primarily to the normal scheduled decrease in interest-related revenue over the life of sales-type leases. No new sales-type leases were entered into in 2004 or 2005.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased $13.5 million, or 8.6%, to $143.9 million for the year ended December 31, 2005 from $157.4 million for the year ended December 31, 2004. This decrease was due primarily to lower in-orbit insurance costs of $6.9 million as a result of reduced or expired satellite insurance policies since January 2004, reduced engineering and operations costs of approximately $7.3 million resulting from reduced headcount/operational efficiencies obtained since January 2004 and a decrease in G2 Satellite Solutions costs of revenue of approximately $8.0 million as compared to the year ended December 31, 2004. The decrease in G2 Satellite Solutions costs of revenue was due primarily to a shift in the composition of G2 Satellite Solutions revenue to services/products with higher margins during the year ended December, 2005, as compared to the same period in 2004. These decreases were partially offset by an increase in third-party charges of $8.1 million, reflecting costs associated with new customer space segment arrangements and increased costs associated with our satellite-related consulting activities.

Cost of Outright Sales and Sales-Type Leases

The decrease in cost of sales-type leases during year ended December 31, 2005 was due to the reversal of approximately $4.3 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellites that were no longer insured. These insurance policies expired during 2005, were not replaced and, as a result, these satellites and their related assets were no longer insured.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $35.9 million, or 32.4%, to $75.0 million for the year ended December 31, 2005 from $110.9 million for the year ended December 31, 2004. The decrease was primarily due to a decrease of $34.1 million of bad debt expense recorded during year ended December 31, 2005 as compared to the same period in 2004. In July of 2004, we terminated our transponder lease agreements with a customer due to non-payment of the customer’s obligations to us through June 30, 2004. As a result, in the second quarter of 2004, we recorded a pre-tax charge of approximately $29.6 million related to the current and long-term receivable balances due from this customer, which was recorded within our provision for uncollectible receivables.

Depreciation and Amortization

Depreciation and amortization decreased $17.9 million, or 6.1%, to $276.9 million for the year ended December 31, 2005 from $294.8 million for the year ended December 31, 2004. This decrease was primarily due to lower depreciation of $25.9 million on our Galaxy 3R satellite, which was fully depreciated in January 2005 and taken out of service in January 2006; lower depreciation of $6.9 million on our Galaxy 5 satellite, which was de-orbited in January 2005, and the impairment of our IS-6 satellite in March 2004 and its subsequent de-orbiting; lower non-satellite depreciation of $7.3 million, resulting primarily from lower depreciation of capitalized software which became fully depreciated during 2004, write-offs of property, plant and equipment and reduced non-satellite capital expenditures; and lower depreciation of $3.5 million on our Galaxy 4R and Galaxy 10R satellites as a result of the allocation of insurance proceeds against the carrying values of these satellites during 2004. These decreases were partially offset by increased depreciation of $23.4 million resulting from reduced end of life estimates for the Galaxy 11, IS-1R and IS-9 satellites in the fourth quarter of 2004.

Prior Sponsor Management Fees

From August 20, 2004 through December 31, 2004, we recorded approximately $0.7 million of expense for these management fees. In connection with, and effective upon completion of, PanAmSat Holdco’s initial public offering on March 22, 2005, the Prior Sponsors terminated their management services agreements with us for an aggregate consideration of $10.0 million. During the year ended December 31, 2005, we recorded approximately $10.4 million of expense for these management fees, including the termination payment.

Restructuring and Transaction Costs

Restructuring and transaction costs were $161.3 million and $4.3 million for the years ended December 31, 2004 and 2005, respectively. The decrease in these costs was primarily due to the recording of $155.1 million in transaction-related costs during the year ended December 31, 2004 in relation to the Recapitalization. These costs consisted of debt tender offer costs, costs to cash out restricted stock units and stock options, transaction-related bonuses and proxy solicitation and other costs. There were no such costs recorded during 2005. During the years ended December 31, 2004 and 2005, we recorded charges of $1.8 million and $2.5 million, respectively, related to our teleport consolidation plan, representing primarily severance and third-party costs in 2004 and certain costs incurred in relation to equipment transferred to other locations or disposed of in 2005. During the year ended December 31, 2004, we recorded a non-cash charge of $3.7 million reflecting future lease costs related to approximately 18,000 square feet of unused facilities in Manhattan Beach and Long Beach, California. During the year ended December 31, 2005, we recorded a non-cash charge of approximately $0.5 million in relation to increased future lease costs related to our idle facilities. During the years ended December 31, 2004 and 2005, we recorded severance costs of approximately $0.6 million and $1.1 million in relation to our severance plans.

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

Gain on Undesignated Interest Rate Swap

On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount was expected to amortize down to $625.0 million from March 14, 2008 until expiration on March 14, 2010. From March 14, 2005 through May 24, 2005, the interest rate swap was undesignated and changes in its fair value of approximately $18.6 million through May 24, 2005 were recorded within operating costs and expenses in our consolidated statement of operations. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. As of September 30, 2005, we completed our effectiveness assessment in relation to this swap agreement. As a result of this test, it was determined that the interest rate swap agreement was no longer an effective hedge, and therefore, did not qualify for hedge accounting treatment under SFAS 133. As a result, the interest rate swap was undesignated through December 31, 2005 and therefore the increase in the fair value of the interest rate swap obligation from July 1, 2005 through December 31, 2005 of approximately $25.2 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for year ended December 31, 2005. The net gain on undesignated interest rate swap for year ended December 31, 2005 was $6.6 million. There were no gains or losses associated with the interest rate swap agreement in 2004, as this agreement was entered into during 2005, as noted above.

Gain on Satellite Insurance Claim

During the fourth quarter of 2004, we received approximately $75.0 million of insurance proceeds related to our Galaxy 10R satellite. Approximately $9.1 million of these insurance proceeds related to warranty obligations recorded during the third quarter of 2004 for a customer on Galaxy 10R and the write-off of a portion of our net investment in sales-type leases for another customer on this satellite. We recorded a gain on satellite insurance claim of approximately $9.1 million during the fourth quarter of 2004 for this portion of the insurance proceeds received, which related to the third quarter of 2004 charges. See “—Cost of Outright Sales and Sales-Type Leases” above.

Gain on Sale of Teleport

The gain on sale of teleport of $11.1 million represents the pre-tax gain recorded during the fourth quarter of 2004 related to the sale of our Spring Creek teleport in October 2004 for approximately $14.4 million, net of associated selling costs.

Satellite Impairment Loss

In the first quarter of 2004, we recorded a non-cash charge of $99.9 million related to the impairment of our IS-6 satellite. See Item 1—Business—Satellite Health and Technology.

Income from Operations

The increase in income from operations was primarily due to the non-recurrence of certain expenses, including the $155.1 million of transaction related costs related to the Recapitalization recorded during 2004, the $99.9 million satellite impairment loss recorded during the first quarter of 2004, the $29.6 million charge recorded during the second quarter of 2004 described above and the other changes in revenue and operating expenses discussed above.

Interest Expense, Net

Interest expense, net increased $74.6 million, or 40%, to $261.4 million for the year ended December 31, 2005 from $186.8 million for the year ended December 31, 2004. This increase was due primarily to the increase of approximately $49.5 million of additional interest expense in 2005 as a result of the Recapitalization. The Recapitalization, which occurred on August 20, 2004, resulted in additional incremental indebtedness for us at higher average interest rates (see “—Liquidity and Capital Resources—Long-Term Debt and Other Liabilities” below). In addition, approximately $56.0 million of debt extinguishment costs were recorded in the year ended December 31, 2005, as compared with $25.8 million of such costs recorded during the same period in 2004, in relation to the debt prepayments made in June, August and December of 2004. The debt extinguishment costs recorded during the year ended December 31, 2005 included $31.8 million premium paid in relation to the redemption of 35% of the Corp 2014 Senior Notes, debt issuance costs of $13.8 million written-off in relation to this redemption and approximately $10.4 million of debt issuance costs written-off as a result of the repayment of $318.4 million of indebtedness under our prior senior secured credit facilities; and lower interest income of $4.2 million, due primarily to lower cash balances maintained during 2005, as compared to the same period in 2004. These increases were partially offset by higher capitalized interest expense of $17.0 million during 2005 as a result of higher satellite construction in progress balances and higher interest rates, as compared to 2004.

Income Taxes

The increase in the 2005 income tax expense from the 2004 income tax benefit was primarily due to the income tax effect of transaction costs recorded in the third quarter of 2004 and the IS-6 impairment loss recorded during the first quarter of 2004. The effective income tax rate was an expense of approximately 2.2% for 2005, as compared to a tax benefit of approximately 54.7% for 2004.

EBITDA

EBITDA consists of earnings (losses) before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, or GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income to EBITDA for the three-year period ended December 31, 2006 is as follows:

	Predecessor Entity			Successor Entity
	2004	2005	January 1 to July 1, 2006	July 1 to December 31, 2006	Combined 2006
	(in thousands)
Net income (loss)	$(75,489)	$95,620	$(43,296)	$14,092	$(29,204)
Add:
Interest expense, net	186,754	261,383	107,601	143,514	251,115
Income tax expense (benefit)	(91,290)	2,105	8,007	6,112	14,119
Depreciation and amortization	294,822	276,925	138,655	145,329	283,984

EBITDA	$314,797	$636,033	$210,967	$309,047	$520,014

EBITDA was $520.0 million for the year ended December 31, 2006, a decrease of $116.0 million, or 18%, from $636.0 million for the year ended December 31, 2005. This decrease was principally due to the significant increase in restructuring and transaction costs and MISA-related expenditures.

EBITDA of $636.0 million for the year ended December 31, 2005 reflected an increase of $321.2 million, or 102%, from $314.8 million for the same period in 2004. This increase was principally due to the non-recurrence in 2005 of Recapitalization transaction-related costs and the satellite impairment loss, both incurred during 2004.

Liquidity and Capital Resources

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $398.5 million for the year ended December 31, 2006 compared to $413.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, net cash provided by operating activities was comprised principally of $29.2 million in net loss, $284.0 million in depreciation and amortization and non-cash restructuring and transaction costs of $93.7 million. The increase in operating assets and liabilities, net of acquired assets and assumed liabilities, was due principally to increased cash flows resulting from lower prepaid expenses and other assets and higher accounts payable and accrued liabilities, including a reduction of $32.2 million in cash paid for interest and taxes. These increases were primarily offset by reduced cash provided due to a net decrease in amounts from transactions with affiliates and a net decrease in operating lease and other receivables.

The increase in the net cash provided by operating activities during the year ended December 31, 2005 was primarily due to the non-recurrence of $155.1 million of transaction-related costs expensed and paid during the year ended December 31, 2004, and other increases in cash flows from operations of approximately $63.4 million as compared with the same period in 2004. These increases were partially offset by an increase in Prior Sponsor management fees paid of $9.7 million and an increase of $88.2 million in cash paid for interest during the year ended December 31, 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $113.9 million to $128.6 million for the year ended December 31, 2006 from $242.5 million for the year ended December 31, 2005. This decrease was primarily due to proceeds of $73.0 million received from the sale of G2 Satellite Solutions to IGen in July 2006 following the completion of the Intelsat Acquisition Transactions. Additionally, capital expenditures decreased $20.4 million in the year ended December 31, 2006 as compared to the same period in 2005, primarily due to a decrease in satellite capital expenditures related to our satellites currently under construction. Finally, we paid $42.5 million related to the acquisition of Europe*Star during 2005. During 2006, we paid additional deferred purchase price installments related to this acquisition of $21.0 million.

Net cash used in investing activities increased $837.6 million to $242.5 million for the year ended December 31, 2005 from $595.1 million of net cash provided by investing activities for the year ended December 31, 2004. This increase consisted primarily of a reduction in net sales of short-term investments of approximately $374.1 million, a reduction in the receipt of insurance proceeds of $362.2 million, higher capital expenditures of $46.9 million, additional cash paid for acquisitions of $42.0 million and a reduction in the proceeds from the sale of our teleport of $11.2 million as compared to the same period in 2004.

Net Cash Used in Financing Activities

Net cash used in financing activities increased $168.7 million to $253.8 million for the year ended December 31, 2006 from $85.1 million for the year ended December 31, 2005. During 2005, we paid dividends to PanAmSat Holdco of $101.8 million. During 2006, we paid dividends of $804.4 million to Holdco, of which $565.7 million was paid in connection with the Intelsat Acquisition Transactions. The net difference in dividends paid to Holdco during 2006 compared to 2005 resulted in an increase in net cash used in financing activities of $702.6 million. Partially offsetting these increases in cash used in financing activities was an increase in cash provided as a result of the issuance of the Corp 2016 Senior Notes of $575.0 million in connection with the Intelsat Acquisition Transactions. Additionally, during 2006, we received funding for capital expenditures from a customer of approximately $31.0 million, paid debt issuance costs in connection with the Intelsat Acquisition Transactions of $28.6 million and repaid incentive obligations of approximately $12.1 million. In 2005, we received funding for capital expenditures from a customer of approximately $47.4 million, paid debt issuance costs of $0.6 million and repaid incentive obligations of approximately $12.4 million.

Net cash used in financing activities during 2005 decreased $941.7 million to $85.1 million for the year ended December 31, 2005 from $1,026.8 million for the year ended December 31, 2004. Our financing activities for 2005 included a $658.4 million capital contribution received from PanAmSat Holdco in connection with PanAmSat Holdco’s initial public offering, funding received from a customer for capital expenditures of approximately $47.4 million and $676.0 of repayments of long-term debt.

Long-Term Debt

At December 31, 2006, we had debt, including the current portion, with a book value of approximately $3,501.3 million, all of which was denominated in U.S. dollars. Our debt at December 31, 2006 consisted of: $150.0 million of 6 3/8% Senior Notes due 2008, referred to as the Corp 2008 Senior Notes, $125.0 million of 6 7/8% Senior Debentures due 2028, referred to as the Corp 2028 Senior Debentures, $656.3 million of the Corp 2014 Senior Notes, $1.2 million of 8 1/2% Senior Notes due 2012, referred to as the Corp 2012 Senior Notes, and $575.0 million of the Corp 2016 Senior Notes and $2.0 billion of term loan borrowings under our senior secured credit facilities. As discussed below, in connection with the Intelsat Acquisition Transactions, the book values of the Corp 2008 Senior Notes and the Corp 2028 Senior Debentures were reduced to their fair values, thereby increasing the discounts on those notes, and the book value of the Corp 2014 Senior Notes was increased to its fair value, resulting in a premium on the notes.

In addition, as described above in “—Impact of the Refinancing,” as part of the Refinancing which occurred in the first quarter of 2007, we amended the terms of the Intelsat Corp Amended and Restated Credit Agreement. Furthermore, in accordance with the terms of the indenture governing the Corp 2012 Senior Notes, we delivered a notice of redemption to holders of the outstanding Corp 2012 Senior Notes, and on March 16, 2007, we redeemed all of the remaining outstanding Corp 2012 Senior Notes at a redemption price of 104.25% of the principal amount thereof, plus accrued interest through the date of redemption.

Intelsat Corp Credit Facility

In connection with the Intelsat Acquisition Transactions, PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans. As a result of the amendment, the Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities, which consist of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1,635.1 million Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2006 on an annual basis, was 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2006; however, $54.6 million in letters of credit were issued and outstanding under the facility. As a result, availability under the revolving credit facility was $195.4 million at December 31, 2006, subject to restricted borrowing under Intelsat Sub Holdco’s revolving credit facility. Under the terms of the credit agreement governing Intelsat Sub Holdco’s senior secured credit facilities and the Intelsat Corp Amended and Restated Credit Agreement, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility, and Intelsat Sub Holdco may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Corp has certain amounts outstanding under its revolving credit facility. Our aggregate availability under the two revolving credit facilities was therefore limited to $386.5 million as of December 31, 2006. Any amounts borrowed under Intelsat Corp’s revolving credit facility would bear interest at LIBOR plus 2.125% as of December 31, 2006, although this interest rate is subject to adjustment based on Intelsat Corp’s total leverage ratio.

Following the amendment that occurred as part of the Refinancing on January 19, 2007, interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the ABR plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended through January 19, 2007.

In connection with the Intelsat Acquisition Transactions, the book values of the Corp 2008 Senior Notes and the Corp 2028 Senior Debentures were reduced to their fair values, thereby increasing the discounts on those notes, and the book value of the Corp 2014 Senior Notes was increased to its fair value, resulting in a premium on the notes. The book value of the discounts and premium are amortized to interest expense over the remaining lives of those notes, utilizing a method that approximates the effective interest method. The unamortized discounts for those notes totaled $13.5 million and unamortized premium totaled $16.3 million as of December 31, 2006.

See “—Funding Sources and Uses” below for details of the debt we issued in connection with recent transactions.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is reduced as the payments are made. Our total satellite performance incentive payment liability was $114.3 million as of December 31, 2006.

Receivables

Our net receivables totaled $65.2 million at December 31, 2006 and $70.9 million at December 31, 2005. Of these amounts, our gross trade receivables, consisting of total billed and unbilled service charges were $70.7 million at December 31, 2006 and $74.7 million at December 31, 2005. The difference in each of these periods represented the allowance for doubtful accounts and other receivables.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations”, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facilities as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the credit agreement as described in the table and related footnotes below, we must maintain a secured net debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

		Combined (a)
	Year Ended December 31, 2005	Year Ended December 31, 2006
	(in thousands)
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$413,919	$398,460
Depreciation and amortization	(276,925)	(283,984)
Deferred income taxes	3,322	(13,374)
Amortization of debt issue costs and other deferred charges	(19,565)	(12,796)
Loss on early extinguishment of debt	(24,161)	—
Provision for uncollectible receivables	2,724	57
Restructuring and transaction costs	(4,294)	(93,715)
Amortization of discounts on notes	—	(2,637)
Gain on undesignated interest rate swap	6,611	11,409
Reversal of sales-type lease liabilities	4,303	1,943
Loss on termination of sales-type leases	(2,307)	—
Loss on investment	—	(3,316)
Other non-cash items	1,919	295
Changes in assets and liabilities, net of acquired assets and liabilities	(9,926)	(31,546)

Net income (loss)	95,620	(29,204)
Interest expense, net	261,383	251,115
Income tax expense	2,105	14,119
Depreciation and amortization	276,925	283,984

EBITDA	636,033	520,014
Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Adjustment of sales-type leases to operating leases (b)	26,487	8,762
Loss on termination of sales-type leases (c)	2,307	—
Restructuring and transaction costs (d)	4,294	154,513
Management services agreement termination fee (e)	10,000	—
Reserves for long-term receivables and sales-type lease adjustments (f)	(4,303)	(1,943)
Loss on investment (g)	—	3,316
Gain on undesignated interest rate swap (h)	(6,611)	(11,409)
Other items (i)	9,358	13,756

Intelsat Corp Adjusted EBITDA	$677,565	$687,009

(a)	As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for the year ended December 31, 2006 have been presented separately for the “predecessor entity” for the periods January 1, 2006 to July 1, 2006 and July 1, 2006 and for the “successor entity” for the period July 1, 2006 to December 31, 2006. For comparative purposes, we combined the periods from January 1, 2006 through December 31, 2006, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(b)

For both periods presented, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against principal balance outstanding. These amounts would have been recorded as operating lease revenue if the related agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which the cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.

(c)	For fiscal 2005, loss on termination of sales-type leases represents the non-cash loss incurred upon the conversion of one of our customer’s sales-type lease agreements to an operating lease agreement.
(d)	Restructuring charges represent severance costs, leasehold termination costs, facility closure costs and/or integration costs.
(e)	For the year ended December 31, 2005, amount represents the payment made to the Prior Sponsors on March 22, 2005 in relation to the termination of their respective management services agreement with us.
(f)	For the year ended December 31, 2005, amount represents the reversal of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our Galaxy 4R and Galaxy 10R satellite that are no longer insured. During the year ended December 31, 2005, the insurance policies covering our Galaxy 4R and Galaxy 10R satellites expired and were not replaced and, as a result, these satellites and their related assets were no longer insured. For the year ended December 31, 2006, amount represents the reversal of approximately $1.9 million of in-orbit insurance liabilities, representing previously recorded expenses for sales-type leases on our IS-10 satellite that is no longer insured. During the second quarter of 2006, the insurance policies covering our IS-10 and Galaxy 3C satellites expired and were not replaced, and as a result, these satellites and their related assets were no longer insured.
(g)	For fiscal 2006, loss on investment represents an impairment loss in relation to an investment that we account for under the cost method.
(h)	For fiscal 2005, gain on undesignated interest rate swap represents changes in the fair value of the interest rate swap obligation during 2005 when the swap did not qualify for hedge accounting under Generally Accepted Accounting Principles. During fiscal 2006, the interest rate swap was undesignated and therefore did not qualify for hedge accounting treatment under Generally Accepted Accounting Principles. See Note 13 to the audited consolidated financial statements appearing elsewhere in this Annual Report.
(i)	For fiscal 2005, other items consist of (i) $0.6 million of expenses for management advisory services from the Prior Sponsors and reimbursed expenses which were paid to the Prior Sponsors, (ii) $0.8 million loss on disposal of fixed assets, (iii) $0.8 million of non-cash stock compensation expense, (iv) $1.1 million of acquisition costs, (v) $3.5 million of non-cash lease expense for the Horizons-1 satellite, (vi) $0.8 million of relocation expense, (vii) (viii) $1.9 million of non-capitalizable third-party costs and retention costs incurred prior to the consummation of the Intelsat Acquisition Transactions and (ix) $0.1 million of non-cash reserve adjustments, partially offset by $0.2 million of gains from an investment accounted for by the equity method. For fiscal 2006, other items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense, (iii) $1.0 million loss on disposal of fixed assets, (iv) $3.5 million of non-cash lease expense for the Horizons-1 satellite, (v) $8.1 million of integration expense, (vi) $1.6 million of non-cash long-term incentive plan compensation expense and (vii) $0.4 million of relocation expense, partially offset by $0.3 million of non-cash amortization related to a customer guarantee, a $0.6 million gain on pension assets, a $0.2 million gain on an equity investment and a $0.4 million reduction in retirement expense.

We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Intelsat Corp Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under GAAP, and our Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Our Intelsat Corp Adjusted EBITDA should not be considered as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity.

Funding Sources and Uses

We expect our most significant cash outlays in 2007 to be the payment of interest on our outstanding debt and capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities, intercompany borrowings. Additionally, we have borrowing availability under our senior secured credit facilities. In addition, we anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents. Described below are summaries of how the Intelsat Acquisition Transactions and other recent transactions were funded.

The Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco, pursuant to the Merger Agreement, with the stockholders of PanAmSat Holdco receiving $25.00 per common share, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends, in cash.

The acquisition was financed by the incurrence of significant debt, including approximately $2.9 billion in notes issued and bridge loan borrowings by subsidiaries of Intelsat, Ltd., and our issuance of $575.0 million of Corp 2016 Senior Notes. Cash on hand at subsidiaries of Intelsat, Ltd., Intelsat Corp and their respective affiliates was also used. Also in connection with the Intelsat Acquisition Transactions, Intelsat Sub Holdco terminated and repaid in full its prior senior secured credit facilities, and entered into new ones, and PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans, as described above under “—Long-Term Debt”.

On May 30, 2006, PanAmSat Holdco commenced the Tender Offer to purchase for cash any and all of its outstanding 10 3/8% discount notes. Approximately 99.65% of the outstanding 10 3/8% discount notes were repurchased by PanAmSat Holdco upon completion of the Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the acquisition, Intelsat Bermuda extended to PanAmSat Holdco the Intelsat Bermuda Loan in an aggregate principal amount at the time of borrowing equal to approximately $1.28 billion, the proceeds of which were used by PanAmSat Holdco to fund the Tender Amount.

Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing the outstanding Intelsat Corp 2014 Senior Notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price stated in the indenture. We commenced an offer to purchase the Corp 2014 Senior Notes, referred to as the Change of Control Offer, on August 2, 2006. The Change of Control Offer expired on September 26, 2006, at which time approximately $180,000 in principal amount of the outstanding Intelsat Corp 2014 Senior Notes were tendered and repurchased by us using cash on hand.

In connection with the Intelsat Acquisition Transactions, we paid dividends of $565.7 million to Holdco on July 3, 2006, which were used to help fund Intelsat’s purchase of Holdco.

Certain of PanAmSat Opco’s prior executives were party to change-in-control severance agreements which provided for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control. The closing of the Intelsat Acquisition Transactions on July 3, 2006 constituted a change in control which satisfied the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements became payable by us as a result of the completion of the Intelsat Acquisition Transactions. The payments amounted to $29.7 million of severance-related compensation and benefits received by certain of PanAmSat Opco’s prior executives and included $19.9 million of employee excise taxes, $8.5 million of costs related to executive severance and benefits and $1.3 million of other taxes. Certain of our senior executives were involuntarily terminated. Certain other of our senior executives were offered, and accepted, employment with post-merger Intelsat and as a result, were not eligible to receive any payments related to their respective change-in-control agreements.

Other Transactions

On December 14, 2006, we paid a dividend of approximately $52.2 million to Holdco, the proceeds of which were used to fund required interest payments under certain of Holdco’s indebtedness to an affiliate.

On June 17, 2005, we made a voluntary prepayment of $28.4 million under the Term Loan A facility of our senior secured credit facilities from available cash on hand.

At the time of the completion of PanAmSat Holdco’s initial public offering in March 2005, PanAmSat Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under the Term Loan A facility of our senior secured credit facilities, and to redeem $353.5 million principal amount, or 35%, of our Corp 2014 Senior Notes, and to pay a redemption premium of $31.8 million, to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of the Term Loan A facility with cash on hand on March 22, 2005, and we amended our senior secured credit facilities.

Our board of directors also adopted a dividend policy that became effective upon the closing of the initial public offering (and which was suspended upon completion of the Intelsat Acquisition Transactions on July 3, 2006). The prior dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business, in excess of operating expenses and working capital requirements, interest and principal payments on indebtedness and capital expenditures, as regular quarterly dividends to our sole stockholder, PanAmSat Holdco, which in turn distributed this cash as a dividend to its public and other stockholders. Consistent with this dividend policy, our board of directors declared dividends which were paid to PanAmSat Holdco on an approximately quarterly basis from March 2005 through May 2006. A portion of the proceeds of these dividends was also used to fund certain expenses of PanAmSat Holdco. In addition, in connection with the Intelsat Acquisition Transactions, our board of directors declared a dividend to PanAmSat Holdco of approximately $52.3 million which was paid on June 29, 2006.

In connection with the Recapitalization in August 2004, we completed a tender offer for substantially all of our then outstanding 6 1/8 % Notes due 2005 and our Corp 2012 Senior Notes. We completed the redemption of our remaining 6 1/8% Notes due 2005 in October 2004. In September 2004, we also repaid the outstanding balance under our revolving credit facility.

Capital Expenditures

Our capital expenditures depend on the means by which we pursue our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2002 through 2006.

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2002	$259,758	$272,826
2003	71,349	97,563
2004	134,499	156,306
2005	185,761	203,183
2006	163,973	182,786

Total	$815,340	$912,664

During 2006, we made payments of $182.8 million for capital expenditures related to satellites and other property and equipment. Our capital expenditure plans are updated in response to market and supply chain conditions. We have recently placed orders for two satellites, including a previously disclosed contingency replacement satellite, which is now a ground spare satellite, in addition to our other outstanding orders for three satellites, excluding the Horizons-2 satellite, all of which we expect to be built over a period of three years. We have either accelerated or increased our capital expense plans due to new business opportunities with expected financial returns that meet our financial objectives. In addition, due to a supply chain disruption with regard to launch services providers, we have contracted for additional launch capacity in order to attain our plan to launch three satellites in 2007, resulting in an increase in our 2007 capital expenditure plans. Because of new business opportunities and incremental launch capacity described above, we expect our capital expenditures to be approximately $370 million. This amount includes capital expenditures of approximately $30 million for integration activities but excludes approximately $30 million for projected capitalized performance incentives. We intend to fund these requirements through cash on hand, cash provided by operating activities, intercompany borrowings. Additionally, we have borrowing availability under the revolving credit facility under our senior secured credit facilities.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2006 and the expected year of payment:

	Payments due by year
Contractual Obligations	2007	2008	2009	2010	2011	2012 and thereafter	Total
	(in thousands)
Total debt:
Senior Secured Credit Facilities	$51,942	$60,840	$87,533	$87,533	$89,757	$1,613,405	$1,991,010
6 3/8% Notes due 2008	—	150,000	—	—	—	—	150,000
8 1/2% Notes due 2012	—	—	—	—	—	1,190	1,190
9% Senior Notes due 2014	—	—	—	—	—	656,320	656,320
9% Senior Notes due 2016	—	—	—	—	—	575,000	575,000
6 7/8% Notes due 2028	—	—	—	—	—	125,000	125,000

Total	51,942	210,840	87,533	87,533	89,757	2,970,915	3,498,520
Interest payments (1)	269,231	263,011	251,891	250,099	245,106	811,343	2,090,681
Satellite Incentive Obligations	14,799	14,336	13,572	10,622	7,646	53,364	114,339
Performance Incentive Interest Obligations	11,080	9,516	8,075	6,744	5,874	19,951	61,240
Satellite Construction and Launch Obligations (2)	159,260	30,666	3,058	3,058	3,058	30,641	229,741
Horizons Contributions Obligation	—	13,345	12,889	11,089	—	—	37,323
Operating Leases	4,417	4,247	3,934	3,832	2,530	1,123	20,083
Customer and Vendor Contracts	23,708	25,038	7,620	6,936	6,842	6,612	76,756

Total Contractual Obligations	$534,437	$570,999	$388,572	$379,913	$360,813	$3,893,949	$6,128,683

(1)	Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations and fees owed in connection with our senior secured credit facility and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(2)	Amounts include estimated interest payments to be made on performance incentive obligations related to our Galaxy 17 and Galaxy 18 satellites.

Satellite Construction and Launch Obligations

As of December 31, 2006, we had approximately $127.8 million of expenditures remaining under existing satellite construction contracts and $101.9 million remaining under existing satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2006, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Subsequent to December 31, 2006, the Company entered into agreements for satellite construction and launch services. In January 2007, the Company entered into an agreement for the construction of the IS-14 satellite, which will serve as a replacement for IS-1R. In February 2007, the Company converted a contingent replacement satellite option for IS-11 into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement for the IS-6B in the event of an IS-11 launch failure. In March 2007, the Company entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007. Additionally, in March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for the launch of Intelsat’s IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. The aggregate commitment associated with these contracts is $309.9 million. See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

On August 1, 2005, we formed our second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite at 74.05ºWL. The joint investment is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213.0 million, of which each of the Company and JSAT will be required to begin funding its 50% share beginning in early 2008. Our portion of the investment is being accounted for using the equity method. As of December 31, 2006, we had recorded a liability of $37.3 million, representing our 50% share of the amount drawn through that date on the Horizons-2 loan, within our consolidated financial statements in relation to the future funding of this investment in Horizons-2. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded this obligation as an indirect guarantee in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”).

Europe*Star Purchase Price Obligation

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through December 31, 2006, we paid $63.5 million of this aggregate purchase price. Of this $63.5 million, $48.1 million was paid prior to the Intelsat Acquisition Transactions. The remaining $15.4 million was paid subsequent to the consummation of the Intelsat Acquisition Transactions. As of December 31, 2006, $7.0 million of this purchase price, which was recorded as an incentive obligation, remained to be paid and approximately $1.2 million of customer deposit liabilities remained outstanding.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2006, our total obligation related to operating leases was approximately $20.1 million.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2006, we had commitments under these customer and vendor contracts which totaled approximately $76.8 million related to the provision of equipment, services and other support.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $73.2 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. We have been informed that the tax authorities have appealed this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of December 31, 2006, we had paid cash of approximately $1.3 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

As of December 31, 2006, we had outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Satellite Health and Technology

See Item 1—Business—Satellite Health and Technology for details on anomalies of our satellites.

General Satellite Risk Management

See Item 1—Business—Capacity Sparing and Backup and General Satellite Risk Management for details on our satellite risk management strategy.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, satellites and other property and equipment, business combinations, impairment of long-lived and amortizable intangible assets, interest rate swap and income taxes. There were no accounting policies adopted during 2006 that had a material effect on our financial condition or results of operations. Certain of our accounting policies were changed to conform to Intelsat, Ltd.’s current accounting policies, the most significant of which relates to the change in accounting for sales-type leases, as discussed above.

Revenue Recognition

We recognize revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed solutions to our customers. We recognize revenue ratably over the period during which services are provided, as long as collection of the related receivable is reasonably assured. We recognize revenue under revenue share agreements with other fixed satellite service providers either on a gross or net basis in accordance with Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. We also provide short-term, on-going, and construction program management consulting services. Short-term projects typically call for a specific deliverable and revenue is recognized upon the completion of those services. Revenue for on-going consulting projects is recognized monthly as the work is performed. Revenue for construction program management projects lasting more than one year is recognized using the percentage-of-completion method.

We make estimates regarding the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed solutions is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. We also maintain an allowance for doubtful accounts for customers’ receivables where the collection of these receivables is uncertain. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or an increase in our bad debt expense. We receive payments from some customers in advance of our providing services. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms.

Satellites and Other Property and Equipment

Satellites and other property and equipment for the successor entity are based on the fair value on July 3, 2006, the date of the Intelsat Acquisition Transactions. Satellites and other property and equipment purchased following the Intelsat Acquisition Transactions are stated at cost. These costs consist primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to over 14 years and have service lives of as high as 15 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from 12 years to 15 years. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows were less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their fair market values at the acquisition date. The portion of the purchase price in excess of the fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates, which are based in part on the work of third-party appraisers.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit, the enterprise level. Our amortizable intangible assets are amortized on a straight-line basis and have estimated lives ranging from 50 months to 15 years.

Impairment of Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

There were no events or changes in circumstances as of December 31, 2006 leading us to believe that a possible impairment to any of our long-lived and amortizable intangible assets existed as of that date.

Interest Rate Swap

As discussed above, on March 14, 2005, we entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. Where the interest rate swap is designated as a cash flow hedge and deemed effective, the swap qualifies for hedge accounting treatment under SFAS 133, and any changes in the hedged asset or liability representing the effectiveness of the hedge is recorded within comprehensive income (loss) in our consolidated balance sheet. We utilize the services of an outside valuation expert to assist either with the calculation of the fair value of the interest rate swap or, in the event that the swap is designated, with the calculation and determination of the effectiveness of the interest rate hedge.

Pursuant to SFAS 133, when the interest rate swap is a designated cash flow hedge, we are required to perform a quarterly analysis of the effectiveness of the hedge. Under SFAS 133 in order to maintain the effectiveness of the hedge, an effectiveness rate of between 80% and 125% must be maintained. This effectiveness rate is calculated by dividing the cumulative change in the hedge liability by the cumulative change in the cash flows of the debt being hedged. If, after performing the effectiveness assessment in relation to this swap agreement, it is determined that the interest rate swap agreement is no longer an effective hedge, the agreement is deemed to not qualify for hedge accounting treatment under SFAS 133. Our interest rate swap has been undesignated since the third quarter of 2005. Therefore, any increase or decrease in the fair value of the interest rate swap, as well as any interest earned or paid, is recorded as a gain or loss on undesignated interest rate swap in our consolidated statement of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted, and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109 Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and have evaluated the cumulative effect of adopting FIN 48, which is expected to result in a $2.75 million to $4.25 million increase in retained earnings and a decrease in income taxes payable for the first quarter of 2007. Furthermore, it will require us to reclassify certain tax reserve amounts and corresponding tax indemnity receivables within our balance sheet from current to long-term liabilities and assets, respectively.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under FASB Statement Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

Related Party Transactions

See Item 13—Certain Relationships and Related Transactions, and Director Independence appearing elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We use derivative instruments only for hedging and risk management purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through the selection of only the most creditworthy counterparties and thorough legal review of contracts.

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt.

Cash Flow Hedges

We may enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed rate.

As of December 31, 2006, we held cash flow interest rate swaps with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. These swaps were entered into as hedges to reduce the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate in interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On December 31, 2006, the rate we would pay averaged 4.61% and the rate we would receive averaged 5.36%.

These derivative instruments do not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of these instruments are recognized in earnings during the period of change. Based on market prices on December 31, 2006, a one percentage point change in interest rates would result in a decrease in the fair value of these instruments by approximately $23.1 million.

Fair Value Hedges

We may enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2006, we had no outstanding interest rate swap agreements that were designated as fair value hedges.

Approximately 43%, or $1.5 billion, of our debt as of December 31, 2006 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would not have a material impact on our statements of operations and cash flows for the year ended December 31, 2006. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A one percentage point decline in market interest rates would cause a $98.9 million increase in fair market value of our debt to $3.7 billion. This analysis includes the hedged debt.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian Reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian Real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian Reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the year ended December 31, 2006, our Brazilian customers represented approximately 2% of our third party revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report on Form 10-K. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of December 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). Our CEO and CFO concluded that as of December 31, 2006 our disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

No change occurred during the quarter ended December 31, 2006 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not Applicable.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Transactions Related to the Intelsat Acquisition Transactions

Monitoring Fee Agreement and Transaction Fee

In connection with the closing of the Intelsat Acquisition Transactions, Intelsat Bermuda entered into a monitoring fee agreement, referred to as the MFA, with the Sponsors, or affiliates of, or entities advised by, designated by or associated with, the Sponsors, as the case may be, referred to collectively as the MFA parties, pursuant to which the MFA parties provide certain monitoring, advisory and consulting services with respect to Intelsat Bermuda, PanAmSat Holdco and their respective subsidiaries. Pursuant to the MFA, an annual fee equal to the greater of $6.25 million and 1.25% of Intelsat Corp Adjusted EBITDA (as defined in the indenture governing the Corp 2016 Senior Notes), and Intelsat Bermuda will reimburse the MFA parties for their out-of-pocket expenses. Intelsat Bermuda agreed to indemnify the MFA parties and their directors, officers, employees, agents and representatives for losses relating to the services contemplated by the MFA and the engagement of the MFA parties pursuant to, and the performance by them of the services contemplated by, the MFA. To the extent permitted by the agreements and indentures governing indebtedness of Intelsat Bermuda, Holdco and their respective subsidiaries, upon a change of control or qualified initial public offering as defined in the MFA, the MFA parties may at their option receive, in lieu of the annual fee, a lump sum payment equal to the then present value of all then current and future monitoring fees payable, based on certain assumptions, including a termination date which will be the earlier of (i) the twelfth anniversary of the date of the closing of the Intelsat Acquisition Transactions, (ii) such time as the Sponsors and their affiliates own less than 5% of the beneficial economic interest of Intelsat Holdings and (iii) such earlier date as the MFA parties and Holdco may mutually agree upon.

In addition, as payment for certain structuring and advisory services rendered, Intelsat Bermuda paid an aggregate transaction and advisory fee of $40.0 million to the MFA parties, upon the closing of the Intelsat Acquisition Transactions.

The Government Business Merger

Following consummation of the Intelsat Acquisition Transactions, IGen acquired G2 Satellite Solutions for cash consideration in the amount of approximately $73.0 million by means of a merger in which G2 Satellite Solutions merged into IGen with IGen continuing as the surviving entity.

Other Intercompany Transactions

Following consummation of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation were transferred to us pursuant to the Employee Transfer Agreement, and substantially all of the Intelsat entities and substantially all of the prior PanAmSat entities entered into the MISA, pursuant to which certain prior PanAmSat entities and Intelsat entities provide services to each other. In each case, services will be provided on terms that are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors determine to be fair.

Intelsat Bermuda Intercompany Loan

Intelsat Bermuda extended to PanAmSat Holdco intercompany loans in an aggregate principal amount at the time of borrowing equal to approximately $1.28 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price of the Intelsat Acquisition Transactions and to pay the Tender Amount. The Intelsat Bermuda Intercompany Loan is evidenced by several promissory notes and will mature on June 15, 2016. $1,031.4 million of the Intelsat Bermuda Intercompany Loan bears cash interest at a rate of 11 1/4% per annum and $250.0 million is non-cash pay and will accrete to approximately $718.0 million aggregate principal amount at maturity. Following the consummation of the Intelsat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Intercompany Loan to Intelsat Poland, Luxembourg Branch.

Share-Based Compensation

In connection with and since the closing of the Intelsat Acquisition Transactions, Intelsat Holdings entered into share-based compensation arrangements under its existing 2005 Share Incentive Plan with certain directors, officers and key employees of Intelsat, PanAmSat and their respective subsidiaries. In the aggregate these arrangements provided for the issuance of approximately 3.9% of the voting equity of Intelsat Holdings outstanding as of December 31, 2006.

Stock Options and Restricted Stock

In connection with the closing of the Intelsat Acquisition Transactions, Mr. Joseph Wright, Jr., Chairman of the Board of Directors of Intelsat, Ltd., and Mr. James Frownfelter, Chief Operating Officer of PanAmSat Opco, both former executive officers of PanAmSat Opco, received cash payments in respect of outstanding PanAmSat Holdco common stock, deferred stock units and certain stock options and rolled over the balance of their PanAmSat Holdco stock options into share-based compensation arrangements permitting the purchase of a specified number of Intelsat Holdings common shares.

Pre-Intelsat Acquisition Transactions

Transactions with Prior Sponsors

Amended and Restated Stockholders Agreement

PanAmSat Holdco entered into to an amended and restated stockholders agreement with entities affiliated with our Prior Sponsors, each referred to as a Prior Sponsor Entity and together as the Prior Sponsor Entities, that effective upon completion of Holdco’s initial public offering provided for, among other things,

•	a right of each of the Prior Sponsor Entities to designate a certain number of directors to Holdco’s board of directors;

•	the addition of independent directors to Holdco’s board of directors;

•	changes to the composition of Holdco’s board of directors in the event that Holdco ceased to be a “controlled company” within the meaning of applicable stock exchange rules;

•	certain limitations on transfers of Holdco’s common stock held by the Prior Sponsor Entities; and

•

the ability of the Prior Sponsor Entities to “tag-along” their shares of Holdco’s common stock to sales by any other Prior Sponsor Entity, and the ability of the Prior Sponsor Entities to “drag-along” Holdco’s common stock held by the other Prior Sponsor Entities under certain circumstances.

Amended and Restated Registration Rights Agreement

Holdco entered into to an amended and restated registration rights agreement with the Prior Sponsor Entities pursuant to which the Prior Sponsor Entities were entitled to certain demand and piggyback rights with respect to the registration and sale of Holdco’s common stock held by them after Holdco’s initial public offering. In connection with Holdco’s initial public offering, the Prior Sponsor Entities agreed to enter into certain lock-up agreements with the underwriters to restrict their sales of our common stock for a certain period following Holdco’s initial public offering. Pursuant to the amended and restated registration rights agreement, the Prior Sponsor Entities were also entitled to certain piggyback registration rights in connection with other registered offerings by Holdco.

Capacity Purchases

We provided satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenue for these services during the year ended 2005 was $4.6 million.

Transactions with Management

Amended and Restated Management Stockholders’ Agreement

PanAmSat Holdco entered into to an amended and restated management stockholders’ agreement with certain management stockholders who purchased shares of PanAmSat Holdco’s common stock, including all of PanAmSat Holdco’s executive officers and certain other officers. The amended and restated management stockholders’ agreement generally restricted the ability of participating members of management to transfer shares held by them for five years after the closing of the Recapitalization.

If a management stockholder’s employment were terminated, PanAmSat Holdco would have had the right to purchase the shares held by such person in accordance with the amended and restated management stockholders’ agreement. If a management stockholder’s employment were terminated as a result of death or disability, such stockholder or, in the event of such stockholder’s death, the estate of such stockholder had the right to force PanAmSat Holdco to purchase his shares, on terms specified in the amended and restated management stockholders’ agreement.

The amended and restated management stockholders’ agreement also permitted these members of management under certain circumstances to participate in registrations by PanAmSat Holdco of PanAmSat Holdco’s equity securities. These “piggyback” registration rights of the management stockholders were subject to limitations as to the maximum number of shares that may be registered. Each management stockholder was permitted to sell a number of shares of common stock equal to the lesser of (i) the number of shares owned by the management stockholder, including shares issuable upon the exercise of vested unexercised options, multiplied by the percentage of the total number of shares owned by the Prior Sponsor Entities being sold by such Prior Sponsor Entities in the registration and (ii) the maximum number of shares that could be registered in Holdco’s initial public offering without an adverse effect on such offering in the view of the managing underwriters.

Sale Participation Agreement

Each management stockholder was party to a sale participation agreement, which granted to the management stockholder the right to participate in any sale of shares of common stock by the Prior Sponsors occurring prior to the fifth anniversary of PanAmSat Holdco’s initial public offering on the same terms as the Prior Sponsors, and granted the Prior Sponsors a similar right to compel the participation of each management stockholder in such a sale. In order to participate in any such sale, the management stockholder could be required, among other things, to become a party to any agreement under which the common stock was to be sold, and to grant certain powers with respect to the proposed sale of common stock to custodians and attorneys-in-fact.

Other Relationships

Consulting and Lobbying Services

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, Chairman of the Board of Intelsat, Ltd., owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the years ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006, we paid approximately $140,000, $121,000, $61,000 and $20,000, respectively, in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services.

Related Party Services

Hughes Communications, Inc., referred to as Hughes Communications, and Hughes Network Systems, LLC, referred to as HNS, became our related parties upon the completion of the Intelsat Acquisition Transactions. Apollo, one of the Sponsors, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of our largest network services customers. We recorded approximately $39.5 million of revenue from HNS during the successor period July 1, 2006 to December 31, 2006 and recorded a receivable of approximately $8.1 million as of December 31, 2006 for satellite capacity and other services provided to HNS. Two members of Intelsat, Ltd.’s board of directors, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

Tax Separation Agreement

Concurrently with the execution of the transaction agreement related to the Recapitalization, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and PanAmSat before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

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

Commercial Arrangements with The DIRECTV Group

In connection with the Recapitalization, The DIRECTV Group and affiliates entered into, amended and in some cases extended certain contractual arrangements with us. These contractual arrangements include the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America, the purchase of additional transponder capacity for DTH Services in Latin America, and the extension of existing and the entering into of new TT&C services agreements with DIRECTV Operations LLC. In addition, in connection with the Recapitalization, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of News Corporation. Management believes that these guarantees and other contractual arrangements substantially reduce credit risks associated with the two Latin American DTH platforms in our revenue backlog and protect us against the possible impact of future consolidation of those platforms.

Review and Approval of Related Party Transactions

We and our indirect parent, Intelsat, Ltd., review all relationships and transactions in which the Company and our board of directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in the Company’s Annual Report on Form 10-K. The audit committee charter of Intelsat, Ltd. also provides for the review of related party transactions by Intelsat, Ltd.’s audit committee.

In addition, we and our board of directors follow the requirements set forth in the transactions with affiliates covenant contained in our indentures and credit agreement. In summary, these agreements provide that we will not, and we will not permit any of our restricted subsidiaries to, directly or indirectly, make any payment to, or sell, lease, transfer or otherwise dispose of any of our properties or asset to, or purchase any property or assets from, or enter into or make or amend any transaction or series of transactions, contract, agreement, understanding, loan, advance or guarantee with or for the benefit of, any affiliate (as defined in the agreements) involving aggregate consideration in excess of specified thresholds, unless we determine that the terms of such transaction are not materially less favorable to such company than those that could have been obtained in a comparable transaction by such company with an unrelated person and that the terms of such transaction are substantially as favorable to such company as it would obtain in a comparable arm’s-length transaction with a person that is not an affiliate, subject to certain exceptions specified in such agreements. Copies of our indentures and credit agreement are on file with the SEC as exhibits to our periodic filings.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP was our independent registered public accounting firm during the fiscal year ended December 31, 2005 and until August 3, 2006. On August 3, 2006, the audit committee of the Board of Directors of our indirect parent, Intelsat, Ltd., which also serves as our audit committee, appointed KPMG LLP as our independent registered public accountants for the fiscal year ending December 31, 2006. The disclosed fees for 2006 are for KPMG, and the fees for 2005 are for Deloitte and Touche.

Audit Fees

Our audit fees for 2006 were $1,911,300 and our audit fees for 2005 were $882,000.

Audit-Related Fees

We had no audit-related fees in 2006. Our 2005 audit-related fees included services performed for audits of employee benefit plans, consultation on accounting matters and preparation assistance on foreign statutory filings. Our audit-related fees for 2005 were $159,000.

Tax Fees

We had no tax fees in 2006. Our tax fees for 2005 were $1,240,000. Our 2005 tax fees related to fees and expenses from tax related services including tax return preparation and review, federal, state & local compliance and tax compliance and consultations related to tax strategies and planning.

All Other Fees

We had no other fees in 2006. All other fees for 2005 were $49,000.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the audit committee has adopted a policy to pre-approve services prior to commencement of the specified service. Under the policy, the audit committee must pre-approve the provision of services by our principal auditor. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat Corp, and the audit committee chairman executes engagement letters from the principal auditor following approval by audit committee members, or the designated member of the audit committee. All services performed by our independent registered public accountants during 2006 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2005 (predecessor entity) and 2006 (successor entity)	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-5

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-8

Notes to Consolidated Financial Statements	F-10

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006.

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

By:	/s/ DAVID MCGLADE
David McGlade Chairman, Chief Executive Officer and Director

April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID MCGLADE David McGlade	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ JEFFREY FREIMARK Jeffrey Freimark	Chief Financial Officer and Director (Principal Financial Officer)	April 2, 2007

/s/ ANITA BEIER Anita Beier	Controller and Director (Principal Accounting Officer)	April 2, 2007

/s/ JAMES FROWNFELTER James Frownfelter	President, Chief Operating Officer and Director	April 2, 2007

/s/ PHILLIP SPECTOR Philip Spector	General Counsel and Director	April 2, 2007

/s/ LINDA KOKAL Linda Kokal	Treasurer and Director	April 2, 2007

/s/ PATRICIA CASEY Patricia Casey	Deputy General Counsel, Secretary and Director	April 2, 2007

Intelsat Corporation

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2005 (predecessor entity) and 2006 (successor entity)	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-5

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2005, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity)

F-8

Notes to Consolidated Financial Statements	F-10

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

Intelsat Corporation

We have audited the accompanying consolidated balance sheet of Intelsat Corporation and subsidiaries (Intelsat Corporation or the Company) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Intelsat Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

McLean, Virginia

April 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Intelsat Corporation

We have audited the accompanying consolidated balance sheet of Intelsat Corporation (formerly PanAmSat Corporation) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and of cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the 2005 and 2004 information included in the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intelsat Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 and 2004 information included in such financial statement schedule, when considered in relation to the basic 2005 and 2004 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    DELOITTE & TOUCHE, LLP

Stamford, Connecticut

March 10, 2006 (May 30, 2006 as to Note 24)

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$125,945	$142,021
Receivables, net of allowance of $3,776 in 2005 and $5,506 in 2006	70,912	65,195
Net investment in sales-type leases	12,260	—
Due from affiliates	—	62,698
Tax indemnification receivable	806	34,009
Prepaid expenses and other	14,843	14,024
Deferred income taxes	16,711	28,520

Total current assets	241,477	346,467
Satellites and other property and equipment, net	1,949,560	1,828,710
Net investment in sales-type leases	64,913	—
Amortizable intangible assets, net	244	320,013
Non-amortizable intangible assets	2,614	1,116,600
Goodwill	2,244,131	3,742,674
Deferred charges and other assets, net	325,142	140,920

Total assets	$4,828,081	$7,495,384

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$16,600	$53,133
Due to affiliates	50,233	—
Accounts payable and accrued liabilities	53,369	65,986
Customer advances for satellite construction	9,511	41,543
Taxes payable	400	45,964
Employee related liabilities	21,981	54,566
Deferred satellite performance incentives	13,240	14,912
Accrued interest payable	37,103	71,821
Deferred gains and revenue	24,514	22,550

Total current liabilities	226,951	370,475
Long-term debt, net of current portion	2,915,400	3,448,192
Deferred satellite performance incentive obligations, net of current portion	98,112	99,427
Long-term deferred revenue	11,398	16,789
Deferred income taxes	24,312	508,618
Accrued retirement benefits	—	31,759
Deferred credits and other	239,378	111,347

Total liabilities	3,515,551	4,586,607

Commitments and contingencies
Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized, and 548 shares outstanding at December 31, 2005 and December 31, 2006	—	—
Paid-in capital	803,545	2,908,666
Retained earnings	512,500	—
Accumulated other comprehensive income (loss)	(97)	111
Other shareholder’s equity	(3,418)	—

Total shareholder’s equity	1,312,530	2,908,777

Total liabilities and shareholder’s equity	$4,828,081	$7,495,384

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2004	Year Ended December 31, 2005	January 1 to July 1, 2006	Period July 1 to December 31, 2006
Revenue:
Operating leases, satellite services and other	$811,124	$847,149	$436,864	$419,694
Revenue from affiliates	—	—	—	102,653
Outright sales and sales-type leases	15,946	13,854	5,895	—

Total revenue	827,070	861,003	442,759	522,347

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	157,354	143,870	70,977	95,502
Costs from affiliates	—	—	—	31,711
Cost of outright sales and sales-type leases	2,224	(4,303)	(1,943)	—
Selling, general and administrative expenses	110,898	74,969	38,816	67,152
Depreciation and amortization	294,822	276,925	138,655	145,329
Prior Sponsor management fees	731	10,444	—	—
Restructuring and transaction costs	161,323	4,294	145,186	9,327
Loss on termination of sales-type lease	—	2,307	—	—
(Gain) loss on undesignated interest rate swap	—	(6,611)	(23,140)	11,731
Gain on insurance claim	(9,090)	—	—	—
Gain on sale of teleport	(11,113)	—	—	—
Satellite impairment loss	99,946	—	—	—

Total operating costs and expenses	807,095	501,895	368,551	360,752

Income from operations	19,975	359,108	74,208	161,595
Interest expense, net	186,754	261,383	107,601	143,514
Other income (expense)	—	—	(1,896)	2,123

Income (loss) before income taxes	(166,779)	97,725	(35,289)	20,204
Income tax expense (benefit)	(91,290)	2,105	8,007	6,112

Net income (loss)	$(75,489)	$95,620	$(43,296)	$14,092

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Other Shareholders’ Equity	Treasury Stock		Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Predecessor entity
Balance, December 31, 2003	3,279	$—	$2,542,834	$645,625	$(1,567)	$(8,134)	—	$—	$3,178,758
Additional issuance of common shares	4	—	3,954	—	—	—	—	—	3,954
Purchase of treasury shares	—	—	(57)	—	—	—	(2,735)	(2,783,742)	(2,783,799)
Retirement of treasury shares	(2,091)	—	(2,091,456)	—	—	—	2,091	2,091,456	—
Cancellation of treasury shares	(644)	—	(692,286)	—	—	—	644	692,286	—
Net loss	—	—	—	(75,489)	—	—	—	—	(75,489)	$(75,489)
Realized and unrealized gain on cash flow hedge	—	—	—	—	2,002	—	—	—	2,002	1,452
Unrealized gain on short-term investments	—	—	—	—	1	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	786	—	—	—	786	786
Deferred compensation	—	—	—	—	—	(197)	—	—	(197)	—
Stock compensation	—	—	201	—	—	1,929	—	—	2,130	—
Net customer guarantee received pursuant to the Recapitalization and related tax effect	—	—	3,623	—	—	—	—	—	3,623	—
Transaction costs capitalized to equity	—	—	(8,776)	—	—	—	—	—	(8,776)	—
Modification of options	—	—	1,237	—	—	—	—	—	1,237	—
Tax basis step-up and tax indemnification	—	—	377,068	—	—	—	—	—	377,068	—
Cashing out of restricted stock units	—	—	(6,523)	—	—	2,984	—	—	(3,539)	—

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(73,250)

Balance, December 31, 2004	548	—	129,819	570,136	1,222	(3,418)	—	—	697,759

Net income	—	—	—	95,620	—	—	—	—	95,620	$95,620
Additional investment from parent with proceeds from initial public offering	—	—	658,350	—	—	—	—	—	658,350	—
Unrealized loss on interest rate hedge	—	—	—	—	(1,438)	—	—	—	(1,438)	(1,438)
Foreign currency translation adjustment	—	—	—	—	119	—	—	—	119	119
Deferred compensation reclass—deferred stock units	—	—	1,535	—	—	—	—	—	1,535	—
Tax basis step-up and tax indemnification	—	—	13,841	—	—	—	—	—	13,841	—
Dividends to shareholder	—	—	—	(153,256)	—	—	—	—	(153,256)	—

Total comprehensive income	—	—	—	—	—	—	—	—	—	$94,301

Balance, December 31, 2005	548	$—	$803,545	$512,500	$(97)	$(3,418)	—	$—	$1,312,530

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Other Shareholders’ Equity	Treasury Stock		Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
Net loss for period January 1, 2006 to July 1, 2006	—	$—	$—	$(43,296)	$—	$—	—	$—	$(43,296)	$(43,296)
Dividends to shareholder	—	—	—	(135,016)	—	—	—	—	(135,016)	—
Foreign currency translation adjustment	—	—	—	—	621	—	—	—	621	621
Amortization of unrealized gain on interest rate hedge	—	—	—	—	158	—	—	—	158	158
Cashing out of stock options and deferred stock units	—	—	92,178	—	—	—	—	—	92,178	—

Balance, July 1, 2006 (prior to Intelsat Acquisition Transactions)	548	$—	$895,723	$334,188	$682	$(3,418)	—	$—	$1,227,175	$(42,517)

Intelsat Acquisition Transactions and adjustments	—	—	2,631,473	(334,188)	(682)	3,418	—	—	2,300,021

Successor entity
Balance, July 1, 2006	548	$—	$3,527,196	$—	$—	$—	—	$—	$3,527,196
Net income for period July 1, 2006 to December 31, 2006	—	—	—	14,092	—	—	—	—	14,092	$14,092
Dividends to shareholder	—	—	(603,780)	(14,092)	—	—	—	—	(617,872)	—
Stock compensation	—	—	11	—	—	—	—	—	11	—
Distributions to parent related to employee transfer	—	—	(14,761)	—	—	—	—	—	(14,761)	—
Other comprehensive income	—	—	—	—	111	—	—	—	111	111

Total comprehensive income	—	—	—	—	—	—	—	—	—	$14,203

Balance, December 31, 2006	548	$—	$2,908,666	$—	$111	$—	—	$—	$2,908,777

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2004	Year Ended December 31, 2005	January 1 to July 1, 2006	July 1 to December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(75,489)	$95,620	$(43,296)	$14,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	294,822	276,925	138,655	145,329
Deferred income taxes	(97,958)	(3,322)	5,860	7,514
Amortization of debt issuance costs and other deferred charges	14,079	19,565	10,741	2,055
Loss on early extinguishment of debt	25,751	24,161	—	—
Provision for uncollectible receivables	31,226	(2,724)	(1,903)	1,846
Restructuring and transaction costs	6,093	4,294	93,715	—
Amortization of discounts on notes	—	—	—	2,637
(Gain) loss on undesignated interest rate swap	—	(6,611)	(23,140)	11,731
Reversal of sales-type lease liabilities	(3,727)	(4,303)	(1,943)	—
Loss on termination of sales-type lease	—	2,307	—	—
Loss on investment	—	—	3,316	—
Satellite impairment loss	99,946	—	—	—
Effect of Galaxy 10R XIPS anomaly	9,090	—	—	—
Gain on sale of teleport	(11,113)	—	—	—
Gain on insurance claim	(9,090)	—	—	—
Gain on disposal of fixed assets	(1,332)	—	—	—
Other non-cash items	(2,567)	(1,919)	(377)	82
Changes in operating assets and liabilities, net of effects of acquisitions:
Collections on investments in sales-type leases	25,770	26,497	8,761	—
Operating leases and other receivables	(1,767)	2,214	(20,722)	5,035
Tax indemnification receivable	(3,148)	2,342	248	224
Prepaid expenses and other assets	5,567	(250)	4,580	16,695
Accounts payable and accrued liabilities	(6,865)	(7,300)	43,075	2,982
Taxes payable	(2,001)	(6,056)	685	1,856
Employee related liabilities	(3,429)	101	11,392	21,193
Due from/to affiliates	—	(1,051)	896	(51,392)
Accrued retirement benefits	—	—	—	(6,011)
Other long-term liabilities	(4,766)	(4,467)	8,340	(21,329)
Deferred gains and revenue	4,182	(2,104)	11,505	(6,467)

Net cash provided by operating activities	293,274	413,919	250,388	148,072

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2004	Year Ended December 31, 2005	January 1 to July 1, 2006	July 1 to December 31, 2006
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	$(156,306)	$(203,183)	$(129,265)	$(53,521)
Net sales of short-term investments	374,097	—	—	—
Insurance proceeds from satellite recoveries	362,230	—	—	—
Proceeds from sale of teleport	14,370	3,161	—	—
Proceeds from satellite manufacturer	1,264	—	—	—
Distribution from equity investment	—	—	1,796	1,394
Acquisitions and divestitures, net of cash acquired/paid	(549)	(42,511)	(5,543)	56,549

Net cash (used in) provided by investing activities	595,106	(242,533)	(133,012)	4,422

Cash flows from financing activities:
Issuance of new long-term debt	3,512,615	—	—	575,000
Capital contribution by parent	—	658,350	—	—
Repayments of long-term debt	(1,604,615)	(676,000)	(8,300)	(180)
Dividends to shareholder	—	(101,792)	(186,481)	(617,872)
Capitalized debt issuance costs	(151,114)	(598)	—	(28,602)
Repurchase of common shares	(2,784,556)	—	—	—
Reissuance of treasury shares	757	—	—	—
Funding of capital expenditures by customer	—	47,375	30,172	856
Repayments of funding of capital expenditures by customer	—	—	—	(6,260)
Payments of incentive obligations	(12,645)	(12,429)	(5,683)	(6,430)
Capital contributed by affiliate	9,200	—	—	—
Other equity related transactions	3,566	—	—	—

Net cash used in financing activities	(1,026,792)	(85,094)	(170,292)	(83,488)

Effect of exchange rate changes on cash	932	1,046	27	(41)

Net change in cash and cash equivalents	(137,480)	87,338	(52,889)	68,965
Cash and cash equivalents, beginning of period	176,087	38,607	125,945	73,056

Cash and cash equivalents, end of period	$38,607	$125,945	$73,056	$142,021

Supplemental cash flow information:
Interest received	$7,640	$3,458	$2,863	$3,618
Interest paid, net of amount capitalized	$158,451	$229,574	$99,496	$102,777
Income taxes received	$804	$77	$3,214	$102
Income taxes paid	$5,498	$8,676	$1,448	$2,291
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$20,824	$4,662	$—	$14,585
Assets acquired with employee transfer	$—	$—	$—	$29,202
Liabilities assumed with employee transfer	$—	$—	$—	$43,963
Capital expenditures	$3,336	$2,567	$10,805	$31,767

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts and where otherwise noted)

1. Background of Company and Basis of Presentation

Intelsat Corporation (“the Company” or “Intelsat Corp”), formerly known as PanAmSat Corporation, is a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 24 satellites currently in-orbit. The Company leases transponder capacity to customers on Company-owned and operated satellites, and delivers third-party entertainment and information to cable television systems, television broadcasters, direct-to-home, or DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, the Company provides satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone. In addition, the Company provides various satellite-related consulting and technical services to third parties. The Company is a wholly-owned subsidiary of Intelsat Holding Corporation (“Holdco”), formerly known as PanAmSat Holding Corporation, which in turn is an indirect wholly-owned subsidiary of Intelsat, Ltd.

With 24 satellites currently in orbit, including two in-orbit backup satellites, the Company has one of the world’s largest commercial geostationary earth orbit satellite networks. Intelsat Corp is one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. The Company has seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating their fleet and transmission and other services for their customers and also leases such services outside of the United States to support the remainder of their worldwide satellite fleet.

These consolidated financial statements reflect the financial statements of Intelsat Corporation and its subsidiaries on a consolidated basis. The consolidated financial statements presented for the years ended December 31, 2004 and 2005, and the period January 1, 2006 to July 1, 2006, represent the “predecessor” entity. The consolidated financial statements for the six months ended December 31, 2006 represent the “successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity. See Note 3 “Intelsat Acquisition Transactions”.

As a result of the Intelsat Acquisition Transactions (as defined below), certain of our accounting policies were changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting polices as service contracts did have, and is expected to have, a significant impact on our consolidated financial statements. See Note 3 “Intelsat Acquisition Transactions”.

On July 3, 2006, Intelsat (Bermuda), Ltd., referred to as Intelsat Bermuda, a wholly-owned indirect subsidiary of Intelsat Holdings, Ltd, completed the acquisition of PanAmSat Holding Corporation, pursuant to a Merger Agreement, dated as of August 28, 2005, by and among Intelsat Bermuda, Proton Acquisition Corporation, a wholly owned subsidiary of Intelsat Bermuda, and PanAmSat Holding Corporation (the “Intelsat Merger Agreement”). Pursuant to the Intelsat Merger Agreement, Proton Acquisition Corporation merged with and into PanAmSat Holding Corporation, with PanAmSat Holding Corporation surviving the merger (the “Intelsat Merger”). On July 3, 2006, following the completion of the Intelsat Merger, PanAmSat Holding Corporation was renamed “Intelsat Holding Corporation” and PanAmSat Corporation was renamed “Intelsat Corporation.” Upon completion of the Intelsat Merger, Holdco became a wholly-owned subsidiary of Intelsat Bermuda. See Note 3 “Intelsat Acquisition Transactions”.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by Intelsat Corp and were treated as a distribution to Holdco. In addition, substantially all of the Intelsat entities, including Holdco and us, have entered into a master inter-company services agreement (the “MISA”). The employee transfer and the effects of the MISA have had, and are expected to have, a significant impact on our consolidated financial statements. See Note 3 “Intelsat Acquisition Transactions”.

Although the effective date of the Intelsat Merger and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for acquisition transactions costs which are recorded within the predecessor period of January 1, 2006 to July 1, 2006. See Note 3 “Intelsat Acquisition Transactions”.

2. Significant Accounting Policies

(a) Principles of consolidation

The consolidated financial statements include the accounts of Intelsat Corp and its wholly owned subsidiaries. Investments where the Company exercises significant influence but does not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the allocation of fair value to assets acquired and liabilities assumed with the Intelsat Acquisition Transactions, the allowance for doubtful accounts, pension and post-retirement benefits, fair value of interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

(c) Revenue recognition

Revenue is generated primarily from the leasing of satellite capacity and related services. The Company enters into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth station and teleport facilities, for periods typically ranging from one year to the life of the satellite. Almost all contracts stipulate payment terms in U.S. dollars.

As noted above, prior to the consummation of the Intelsat Acquisition Transactions, lease contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) were accounted for as sales-type leases. For sales-type lease transactions, we recognized as revenue the net present value of the future minimum lease payments. The cost basis of the transponder was charged to cost of outright sales and sales-type leases. During the life of the lease, we recognized as revenue in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

lease payment, representing principal repayment, was recognized as a reduction of the net investment in sales-type leases. Interest income from sales-type leases of approximately $15.9 million, $13.9 million and $5.9 million is included in sales-type lease revenue for the years ended December 31, 2004 and 2005, and for the predecessor period January 1, 2006 to July 1, 2006, respectively.

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the current accounting policies of our indirect parent, Intelsat, Ltd., and such contracts are now accounted for as service agreements. See Note 3 “Intelsat Acquisition Transactions”.

Also, prior to the consummation of the Intelsat Acquisition Transactions, we sold, under outright sales contracts, rights and title to transponders to customers, who in turn paid us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognized the sale amount as revenue along with the related cost of sales and the risk of loss related to the transponder passed to the customer. In these consolidated financial statements, the impact of outright sales is not material.

Operating lease, satellite service and other revenue is generally recognized on a straight-line basis over the term of the related customer contract unless collectibility is not reasonably assured. Differences between operating lease payments received and revenue recognized are deferred as, or amortized from, the related receivables. Revenue for occasional use services is recognized as services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. If no spare or substitute capacity is available, the agreements may be terminated. Except for certain deposits, we are not obligated to refund operating lease payments previously made.

We earn revenue for various types of satellite-related consulting and technical services. The revenue which relates to the provision of consulting services by employee specialists is typically recognized on a monthly basis as those services are performed. Consulting services which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue under certain construction program management programs which extend beyond one year is recognized utilizing the percentage-of-completion method of accounting. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

We also earn telemetry, tracking and control (“TT&C”) services revenue from other satellite operators and from certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. TT&C agreements entered into in connection with our lease contracts are typically for the period of the related lease agreement. TT&C services provided in connection with outright sales contracts are typically for the term of the sale contract and require the customer to pay a monthly service fee. We also earn revenue for TT&C services in relation to our operating lease agreements with customers. Fees for such services are either included in the customer’s monthly lease payment or billed separately.

Our other services include in-orbit backup service, which is backup transponder capacity that we reserve for certain customers on agreed terms. We recognize revenue for in-orbit protection services ratably over the term of the related agreement. We also record revenue related to equipment sales, which represent equipment purchased, constructed or developed on behalf of our customers. We recognize revenue related to these equipment sales upon the transfer to the customer of title to the equipment.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(d) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of 90 days or less and generally consist of time deposits with banks, money market funds and commercial paper. The carrying amount of these investments approximates market value.

(e) Satellites and other property and equipment

Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition and insurance during the period of in-orbit testing, and consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction. Substantially all other property and equipment consists of buildings, leasehold improvements, machinery and equipment. Minor repair and maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized.

Satellite construction and launch services are generally procured under long-term contracts that provide for payment by Intelsat Corp over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion. Capitalizing these costs typically coincides with contract milestone payment schedules. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service. Station kept satellites and other property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

Years
Satellites and launch vehicles	12-15
Information systems and ground segment	2-15
Buildings and other	2-40

The initial estimated useful lives of our satellites are based upon the lower of the satellite’s design life or the estimated life of the satellite as determined by an engineering analysis performed during initial in-orbit testing. As the telecommunications industry is subject to rapid technological change and our satellites have been subject to certain health related anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods. As discussed below, if the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite and other associated costs grouped together, an impairment charge would be recorded to reduce the carrying value of the satellite to its fair value.

The carrying value of a satellite lost as a result of launch or in-orbit failure is charged to operations upon the occurrence of the loss. In the event of a partial failure, an impairment charge is recorded to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. The impairment charge is measured as the excess of the carrying value of the satellite over its estimated fair value. The charge to operations resulting from either a complete or partial failure is reduced by insurance proceeds that are either due and payable to or received by the Company.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(f) Other assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term receivables, net investment in operating leases and other miscellaneous deferred charges and long-term assets, including the asset related to our interest rate swap (see Note 13 “Interest Rate Swap Agreement”). Investments that represent less than a 10% ownership interest are accounted for under the cost method and are carried at the lower of cost or market. Investments generally accounted for under the equity method include Horizons-1 and Horizons-2, which are part of our joint venture with JSAT International, Inc. The carrying values of our investments in Horizons-1 and Horizons-2 as of December 31, 2005 and December 31, 2006 were $119.2 million and $59.4 million, respectively. See Note 18 “Contractual Commitments—Horizons Contribution Obligation”. Debt issuance costs, which represent costs incurred by us to secure debt financing, are amortized to interest expense using a method that approximates the effective interest method over the life of the related indebtedness. Unamortized debt issuance costs as of December 31, 2005 and December 31, 2006 were $91.2 million and $26.9 million, respectively. See Note 12 “Long-Term Debt”. Long-term receivables of $26.6 million as of December 31, 2006 primarily represent receivables with payment terms extending beyond one year and the long-term portion of our net investment in operating leases.

(g) Business combinations

The Company accounts for business combinations in accordance with the provisions set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their fair market values at the acquisition date. The portion of the purchase price in excess of the fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by the Company’s management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates, which are based in part on the work of third-party appraisers.

(h) Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The Company has determined that it has one reporting unit, the enterprise level. See Note 3 “Intelsat Acquisition Transactions”. Our amortizable intangible assets are amortized on a straight-line basis and have estimated lives ranging from 50 months to 15 years.

(i) Impairment of long-lived assets

The Company evaluates potential impairment loss relating to long-lived assets, including satellites, when a change in circumstances occurs, by assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets (excluding interest payments). If the undiscounted future cash flows are less than the carrying value of the asset or group of assets, an impairment charge would be recorded to write down the asset to its estimated fair value. We assess the recoverability of certain of our deferred charges and other assets by comparing the remaining net book value of the deferred charges and other assets at each period end with the expected future undiscounted cash flows to be generated pursuant to the customer contract that gave rise to the deferred charges. The

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

recoverability analysis is performed for each individual deferred charge and the undiscounted cash flows are the cash flows associated with the specific customer contract that gave rise to the deferred charges. The undiscounted cash flows, as determined within the specific contractual arrangement with that customer, would be utilized to assess the recoverability of the deferred charge. The impairment charge, if appropriate, would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated.

The Company also assesses the recoverability of our long-lived assets pursuant to paragraph 10 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded within our consolidated statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved.

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

(j) Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The income tax expense (benefit) is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(k) Fair value of financial instruments

The Company estimates the fair value of its financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value of our long-term debt is based on available market prices. The Company estimates the fair value of its derivative instruments using available market information and appropriate valuation methodologies, including broker quotes.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(l) Derivative instruments and hedging activities

The Company accounts for derivative instruments under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities as amended and interpreted (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also establishes rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

(m) Concentration of credit risk

The Company provides satellite services and extends credit to numerous customers in the satellite communication, telecommunications and video markets. To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate reserves to cover its exposure.

(n) Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenue and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a component of shareholder’s equity. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized.

(o) Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income for the years ended December 31, 2004 and 2005, and for the period January 1, 2006 to July 1, 2006, and for the period July 1, 2006 to December 31, 2006, included the Company’s net income (loss), the change in the market value of available-for-sale securities, realized and unrealized gains and losses on cash flow hedges, and foreign currency translation adjustments.

(p) Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”) using the prospective method. Accordingly, prior periods have not been restated. The Company also adopted the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”) on January 1, 2003, for all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). As such, the Company recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R now requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS 123R as required on January 1, 2006 did not have a material impact on our consolidated financial statements.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(q) Deferred satellite performance incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. Intelsat Corp is contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, the Company accounts for these payments as deferred financing. For purposes of the statement of cash flows, capital expenditures are reported net of the satellite performance incentives, as an investing activity. The deferred satellite performance incentives are reported as non-cash financing and investing activities with subsequent payments reported as financing activities. The Company capitalizes the present value of these payments as part of the cost of the satellites and records a corresponding liability to the satellite manufacturers. These costs are amortized over the useful lives of the satellites and the liability is reduced as payments are made. Information presented for years prior to 2006 has been revised for immaterial differences in order to classify the initial recording of the performance incentives as non-cash activities.

(r) Debt financing costs

We amortize our debt financing costs as interest expense over the terms of the underlying obligations using a method that approximates interest expense recognized under the effective interest method.

(s) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(t) New accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended and interpreted, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS 109 Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and have evaluated the cumulative effect of adopting FIN 48, which is expected to result in a $2.75 million to $4.25 million increase in retained earnings and a decrease in income taxes payable for the first quarter of 2007. Furthermore, it will require us to reclassify certain tax reserve amounts and corresponding tax indemnity receivables within our balance sheet from current to long-term liabilities and assets, respectively.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under FASB Statement Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

3. Intelsat Acquisition Transactions

On August 28, 2005, Holdco and Intelsat Bermuda signed the Intelsat Merger Agreement under which Intelsat Bermuda would acquire Holdco and its sole subsidiary, PanAmSat Corporation, for $25.00 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends, if any, for the quarter in which the acquisition was consummated. On October 26, 2005, Holdco’s former shareholders approved and adopted the Intelsat Merger Agreement. Under that agreement, which was approved unanimously by the boards of directors of both companies, Intelsat Bermuda acquired all of Holdco’s outstanding common shares. Also in connection with the Intelsat Merger Agreement, our prior board of directors approved the adoption of a severance plan, on terms similar to our then existing severance plan, and authorized a retention pool of up to $10.0 million for non-senior management employees.

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

In connection with the completion of the Intelsat Acquisition Transactions, the Company recorded approximately $142.3 million of restructuring and transaction costs within our consolidated statement of operations during the predecessor period January 1, 2006 to July 1, 2006. All of these costs were expenses of the predecessor and were expensed during the predecessor period just prior to completion of the Intelsat Acquisition Transactions. These costs included approximately $97.2 million of costs associated with the cash settlement of options and deferred stock units, $21.2 million of severance-related compensation received by certain of our prior executives (including $19.9 million of employee excise taxes), $15.4 million of severance and related costs recorded pursuant to our 2005 severance pay plan and $8.5 million of costs related to executive severance and benefits. The Company had previously recorded approximately $2.9 million of restructuring and transaction costs related to certain employee retention costs during the first six months of 2006.

Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing Intelsat Corp’s currently outstanding 9% Senior Notes due 2014, referred to as the Corp 2014 Senior Notes, giving the holders of these notes the right to require Intelsat Corp to repurchase these notes at the price

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

stated in the indenture. We commenced an offer to purchase the Corp 2014 Senior Notes, referred to as the Change of Control Offer, on August 2, 2006. The Change of Control Offer expired on September 26, 2006 at which time approximately $180 of the outstanding Corp 2014 Senior Notes were tendered and repurchased by us using cash on hand.

In connection with the completion of the Intelsat Acquisition Transactions, our board of directors authorized the amendment of our senior secured credit facilities (the “July 2006 Amended and Restated Credit Agreement”), which included revised terms for our revolving credit facility and term loans, and which became effective at the completion of the Intelsat Acquisition Transactions. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our Credit Agreement dated as of August 20, 2004, as previously amended and restated as of March 22, 2005 (the “March 2005 Amended and Restated Credit Agreement”), and provides for a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2006 on an annual basis was 0.375%. As of December 31, 2006, we had outstanding letters of credit of $54.6 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.4 million at December 31, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Under the terms of the credit facilities, the interest rate equates to LIBOR, or the prime rate, plus a spread that varies based on our total leverage ratio. On January 19, 2007, the Company further amended the Amended and Restated Credit Agreement governing its senior secured credit facilities, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, the Company issued 9% Senior Notes due 2016 in an aggregate principal amount of $575,000, referred to as the Corp 2016 Senior Notes. The Intelsat Merger, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the Corp 2016 Senior Notes, and $260,000 principal amount of Floating Rate Senior Notes due 2013 (the “Intelsat Bermuda Floating Rate Notes”), $1,330,000 principal amount of 11 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Non-Guaranteed Fixed Rate Notes”) and $750,000 principal amount of 9 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; and a borrowing by Intelsat Bermuda under a new $600,000 senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. This debt was acquired to fund the Intelsat Merger, while the Corp 2014 Senior Notes and the Restated and Amended Credit Facilities described above represented a portion of the debt acquired in connection with the Intelsat Merger. Additionally, cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used to fund the Intelsat Acquisition Transactions.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Following completion of the Intelsat Merger, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda (“IGen”), acquired our former subsidiary, G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions, its financial condition as of December 31, 2006, and its results of operations for the third and fourth quarters of 2006 were excluded from our financial statements. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by us and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including Holdco and us, entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The Company refers to these transactions as the Other Intercompany Transactions. The employee transfer resulted in an increase in our total consolidated assets and liabilities as of December 31, 2006 of approximately $19.0 million and $35.5 million, respectively. The MISA increased our revenue and expenses for the successor period July 1, 2006 to December 31, 2006 by approximately $77.2 million and $31.7 million, respectively.

The Intelsat Merger, the tender offer with respect to Holdco’s 10 3/8% senior discount notes due 2014 (the “Tender Offer”), the issuance of the Corp 2016 Senior Notes, the entering into the July 2006 Amended and Restated Credit Agreement, the sale of G2 Satellite Solutions to IGen, the transfer of employees and the entering into the MISA are collectively referred to as the Intelsat Acquisition Transactions.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting, and, accordingly, the results of operations for the Intelsat Acquisition Transactions have been included in our consolidated results from July 1, 2006. As noted above, although the effective date of the Intelsat Merger and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transactions costs which are recorded within the predecessor period of January 1, 2006 to July 1, 2006.

A preliminary allocation of the purchase price for the Intelsat Merger was performed using information currently available and is based on preliminary estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. These preliminary estimates are based on available information and certain assumptions we consider reasonable and may be revised as additional information becomes available. These preliminary valuation estimates were derived in part by using the assistance of an independent appraiser. The final purchase price allocation for the Intelsat Acquisition Transactions will be dependent upon the finalization of asset and liability valuations. Any final adjustments may change the allocation of the purchase price which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including a change in the amount of goodwill recorded.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The asset and liability values acquired in the Intelsat Merger are based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	86,032

Preliminary purchase price	3,254,233
Net liabilities of Holdco	272,963

Net equity acquired	$3,527,196

The Intelsat Merger included the purchase of the assets and liabilities of Holdco and the Corp 2016 Senior Notes. Holdco had net liabilities of $247.6 million prior to the Intelsat Merger. Fair market valuation adjustments of $25.4 million increased the net liability to $273.0 million, which reduced the purchase price of consolidated Holdco. The purchase price allocation of our assets and liabilities is as follows:

Fair Value of Net Assets Acquired
Current assets acquired	$235,056
Satellites and other property and equipment	1,861,829
Intangible assets	1,473,800
Goodwill	3,797,105
Deferred charges and other assets	111,342
Assumed debt	(2,927,337)
Current liabilities less current portion of debt	(314,509)
Deferred tax liability	(485,963)
Other non-current liabilities	(224,127)

Total	$3,527,196

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

A reconciliation of the purchase price adjustments recorded in connection with the Intelsat Acquisition Transactions is presented below.

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of July 1, 2006		As of July 1, 2006
ASSETS
Current assets	$246,527	$(11,471)	$235,056
Satellites and other property, plant and equipment, net	1,946,616	(84,787)	1,861,829
Net investment in sales-type leases	62,150	(62,150)	—
Intangible assets, net	2,622	1,471,178	1,473,800
Goodwill	2,244,131	1,552,974	3,797,105
Deferred charges and other assets, net	292,274	(180,932)	111,342

Total assets	$4,794,320	$2,684,812	$7,479,132

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$16,717	$22,350	$39,067
Other current liabilities	321,178	(6,669)	314,509

Total current liabilities	337,895	15,681	353,576
Long-term debt, net of current portion	2,907,248	(18,978)	2,888,270
Other non-current liabilities	296,649	(72,522)	224,127
Deferred income taxes	25,353	460,610	485,963

Total liabilities	3,567,145	384,791	3,951,936
Total shareholder’s equity	1,227,175	2,300,021	3,527,196

Total liabilities and shareholder’s equity	$4,794,320	$2,684,812	$7,479,132

The Intelsat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the Holdco shareholders by Holdco and Intelsat Corp. Of the approximately $3.2 billion cash purchase price, Holdco paid $975.0 million from proceeds received from the New Intelsat Bermuda Loans. None of the goodwill which arose in connection with the Intelsat Acquisition Transactions is deductible for tax purposes.

As a result of the Intelsat Acquisition Transactions and as noted above, the accounting for sales-type leases was changed to conform to the current accounting policies of our indirect parent, Intelsat, Ltd., and such contracts are now accounted for as service agreements. The Company previously recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, and continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment under purchase accounting of approximately $72.3 million of net assets related to previously recorded sales-type leases and the recording of approximately $5.0 million of additional revenue during the successor period July 1, 2006 to December 31, 2006.

In connection with the Intelsat Acquisition Transactions, management approved restructuring plans to consolidate and integrate the management and operations of Holdco and Intelsat. See Note 17 “Restructuring and Transaction Costs”.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The unaudited pro forma results of operations provided below for the years ended December 31, 2005 and 2006 are presented as though the Intelsat Acquisition Transactions had occurred on January 1, 2005, after giving effect to purchase accounting adjustments and other acquisition-related adjustments in connection with the Intelsat Acquisition Transactions. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred, had the Intelsat Acquisition Transactions been consummated on January 1, 2005, nor are they necessarily indicative of future operating results.

	Year ended December 31, 2005	Year ended December 31, 2006
Revenue	$945,331	$1,008,905
Income from operations	354,894	234,536
Net income (loss)	72,706	(44,062)

4. 2004 Recapitalization and Related Transactions

On April 20, 2004, the Company entered into a definitive transaction agreement with The DIRECTV Group, Inc., or The DIRECTV Group, PAS Merger Sub, Inc., or Merger Sub, a wholly-owned subsidiary of The DIRECTV Group, and Constellation, LLC, or Constellation, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), for the merger of PanAmSat with Merger Sub, or the Merger, and subsequent sale to Constellation. On May 17, 2004, Constellation assigned the right to purchase a portion of the shares of our common stock to limited liability companies affiliated with , the Carlyle Group (“Carlyle”), and Providence Equity Partners, Inc. (“Providence”), who together with KKR and Carlyle, are referred to as the Prior Sponsors. On August 12, 2004, The DIRECTV Group entered into a letter agreement with the Prior Sponsors which amended certain terms of the transactions, including the purchase price paid to The DIRECTV Group. The Merger, the purchase transactions, the related financing transactions and the related contractual arrangements entered into with The DIRECTV Group described below are referred to collectively as the “Recapitalization.”

Pursuant to the terms of the transaction agreement, on August 18, 2004, Merger Sub merged with and into us, with PanAmSat as the surviving entity and holders of shares of our common stock (other than The DIRECTV Group and certain members of management) received $23.50 in cash per share of its common stock. On August 20, 2004, a portion of our common stock beneficially owned by The DIRECTV Group was repurchased by us at a purchase price of $21.84 in cash per share and The DIRECTV Group sold all of its remaining shares of our common stock to the Prior Sponsors for $21.84 in cash per share (on an unadjusted basis). As a result of and immediately following the Recapitalization, entities affiliated with KKR owned approximately 44% of the Company’s common stock, entities affiliated with Carlyle and Providence each owned approximately 27% of the Company’s common stock and certain executive officers and directors had beneficial ownership of the remainder of the Company’s common stock.

Immediately following the Recapitalization, each stock option issued and outstanding under our 1997 Long-Term Incentive Plan was canceled and converted into the right to receive a payment from us equal to the product of (a) the total number of shares of our common stock subject to such stock option and (b) the excess of $23.50 per share over the option exercise price for such stock option, payable in cash. Additionally, all restricted shares and restricted stock units granted under our 1997 Long-Term Incentive Plan vested and were canceled and the holders of those securities received $23.50 per share (on an unadjusted basis), less applicable withholding taxes. Certain members of management agreed not to have certain of their equity interests cashed out in the Merger and existing options, restricted shares and restricted stock units granted to such individuals remained outstanding.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

In connection with the Recapitalization, we (i) entered into senior secured credit facilities consisting of an $800.0 million Term Loan A Facility, a $1,660.0 million Term Loan B Facility and a $250.0 million revolving credit facility, of which $42.6 million was drawn; (ii) issued $1,010.0 million of our 9% Corp 2014 Senior Notes pursuant to Rule 144A under the Securities Act of 1933, as amended; (iii) terminated and repaid our old senior secured credit facility (the “Old Credit Facility”); (iv) completed a tender offer for substantially all of our $275.0 million 6.125% Notes due 2005 and our $800.0 million 8 1/2% Senior Notes due 2012; and (v) completed the redemption of our remaining 6.125% Notes due 2005 in October 2004 (See Note 12 “Long-Term Debt”).

We incurred approximately $306.2 million of costs related to the Recapitalization, of which approximately $155.1 million have been expensed within Transaction-related costs in our consolidated statement of operations during the year ended December 31, 2004, with the remainder being capitalized to debt issuance costs and shareholder’s equity within our consolidated balance sheet. The Recapitalization was accounted for as a leveraged recapitalization, whereby the historical basis of our assets and liabilities was maintained.

Transaction-related costs for the year ended December 31, 2004 consist of $138.4 million of costs related to our debt tender offers, $9.5 million of costs resulting from the cashing out of restricted stock units and stock options, $5.0 million of costs from transaction related bonuses paid to certain of our executives and $2.2 million of costs related to the proxy solicitation and other costs.

Concurrently with the execution of the transaction agreement, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among ourselves, The DIRECTV Group and certain of its affiliates. We also entered into new contractual arrangements with affiliates of The DIRECTV Group at rates, which we believed approximated market rates. These contractual arrangements included the extension of transponder lease agreements with Hughes Network Systems, Inc., the extension of The DIRECTV Group guarantees of our transponder lease agreements with DIRECTV Latin America LLC, the purchase of additional transponder capacity for DTH services in Latin America and the extension of existing and the entering into of new TT&C service agreements with DIRECTV Operations LLC. In addition, The DIRECTV Group paid us for certain past due receivables from, and guaranteed certain future obligations of, our customer Sky Multi-Country Partners, an affiliate of The News Corporation. Certain of the new contractual arrangements we entered into in connection with the Recapitalization increased our contracted backlog by approximately $687.0 million. Management believes that these guarantees and other contractual arrangements will substantially reduce credit risks associated with the two Latin American DTH platforms in our contracted backlog and protect us against the possible impact of future consolidation of those platforms.

Certain of our prior executives were party to change-in-control severance agreements which provided for payment of severance and other benefits in the event of an involuntary termination of the executive’s employment (as defined in such agreements) within three years after a change in control. The closing of the Intelsat Acquisition Transactions on July 3, 2006 constituted a change in control which satisfied the conditions for payment under these agreements. Accordingly, the payments required under these severance agreements became payable by us as a result of the completion of the Intelsat Acquisition Transactions. Certain of our senior executives were involuntarily terminated. Certain other of our senior executives were offered, and accepted, employment with post-merger Intelsat and as a result, were not eligible to receive any payments related to their respective change-in-control agreements.

On August 20, 2004, in conjunction with the Recapitalization, our board of directors approved the retirement of the 275,440,151 shares of our common stock repurchased from affiliates of The DIRECTV Group, the cancellation of 84,749,865 shares of our common stock repurchased from other shareholders, and an approximately 4.37 for 1 stock split of its common stock. On December 17, 2004, the Company effected a 1 for

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

200,000 reverse stock split of its common stock. Unless otherwise indicated, all share and per share amounts as well as the par value amount and additional paid in capital amount related to these shares within these consolidated financial statements, have been restated for all periods presented to give retroactive effect to the stock split and the reverse stock split.

5. Holdco’s Initial Public Offering

On March 22, 2005, Holdco consummated an initial public offering of 50 million shares of its common stock at $18.00 per share and used a portion of the net proceeds to make a capital contribution to us of approximately $658.4 million. We used this capital contribution to repay approximately $265.0 million of the borrowings under our Term Loan A Facility and on April 1, 2005, we redeemed $353.5 million, or 35%, of our Corp 2014 Senior Notes, and paid a redemption premium of $31.8 million to holders of those notes. We also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005.

6. Dividends

Our board of directors adopted a dividend policy that became effective upon the closing of Holdco’s initial public offering and remained in effect until the closing of the Intelsat Acquisition Transactions on July 3, 2006. Our dividend policy reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our sole stockholder, Holdco, for payment as a dividend to its stockholders. Upon completion of the Intelsat Acquisition Transactions, the prior dividend policy was suspended. We anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents.

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

On March 16, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions in July 2006. On July 3, 2006, we recorded and paid dividends of $565.7 million resulting from the net proceeds of the issuance of the Corp 2016 Senior Notes, which were used to fund a portion of the cash consideration paid to Holdco’s shareholders pursuant to the Intelsat Merger Agreement. On December 14, 2006, we paid a dividend of approximately $52.2 million to Holdco to fund required interest payments under certain of Holdco’s indebtedness to an affiliate.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

7. Europe*Star Acquisition

On August 31, 2005, the Company acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through December 31, 2006, we paid $63.5 million of this aggregate purchase price. Of this $63.5 million, $48.1 million was paid prior to the Intelsat Acquisition Transactions. The remaining $15.4 million was paid subsequent to the consummation of the Intelsat Acquisition Transactions. As of December 31, 2006, $7.0 million of this purchase price, which was recorded as an incentive obligation, remains to be paid and approximately $1.2 million of customer deposit liabilities remain outstanding. The satellite acquired, formerly known as Europe*Star 1, now renamed IS-12, is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for future performance payment installments plus related interest contingent on the future performance of the satellite.

8. Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
Service charges:
Billed	$70,194	$68,842
Unbilled	4,494	1,859
Allowance for doubtful accounts	(3,776)	(5,506)

Total	$70,912	$65,195

Unbilled satellite utilization charges represent amounts earned and accrued as receivable from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within 12 months of the respective balance sheet date.

9. Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
Satellites and launch vehicles	$3,344,626	$1,761,422
Information systems and ground segment	305,924	102,992
Buildings and other	113,293	83,432

Total cost	3,763,843	1,947,846
Less: accumulated depreciation	1,814,283	119,136

Total	$1,949,560	$1,828,710

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Satellites and other property and equipment as of December 31, 2005 and 2006 included construction-in-progress of $356.6 million and $335.3 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $8.5 million, $25.5 million, $13.0 million and $12.6 million were capitalized in 2004, 2005, the period January 1, 2006 to July 1, 2006, and the period July 1, 2006 to December 31, 2006, respectively.

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of our launch contracts provides that we may terminate such contract at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise the right to obtain a replacement launch within a specified period following our request for re-launch. See Note 18 “Contractual Commitments—Satellite Construction and Launch Obligations”.

10. Satellite Developments

(a) PAS-6 impairment loss

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

PAS-6 had previously been taken out of primary service and at the time of the anomaly was being used as a backup for another satellite, IS-6B. Accordingly, these events did not affect service to any of our customers and did not affect our revenue in 2005 or 2006. We do not plan to replace this satellite. As a result of the March 17, 2004 event, we recorded a non-cash impairment charge within income from operations of approximately $99.9 million in the first quarter of 2004. This resulted in a non-cash charge to net income after taxes of approximately $63.3 million. PAS-6 was uninsured and we will not collect insurance proceeds as a result of these events. Further, as a result of this impairment, we no longer depreciate this asset.

(b) BSS 601 HP XIPS

The Boeing 601 High Power series (BSS 601 HP) satellite uses a Xenon-Ion Propulsion System (“XIPS”) as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of our BSS 601 HP satellites have experienced various problems associated with XIPS. We currently operate seven BSS 601 HP satellites. Three of our currently operated BSS 601 HP satellites have experienced failures of both XIPS.

The first of the currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating on its backup bi-propellant propulsion system. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was reduced to approximately

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

3.5 years from June 28, 2003, the date of the secondary XIPS failure. In September 2006, this satellite was moved to a new location where it started inclined orbit services, with a reduced propellant consumption. It was replaced at its previous location by Galaxy 16, which started service in August 2006. We began accelerating depreciation on Galaxy 4R beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated service life. As of March 2004, following the final insurance settlement on this satellite, depreciation on Galaxy 4R has been approximately equal to the monthly depreciation on this satellite before the anomaly occurred. Galaxy 16 was launched on June 18, 2006 and replaced Galaxy 4R and became operational in the third quarter of 2006. Galaxy 4R was placed into non-primary operating service at an inclined orbit at the end of the third quarter of 2006.

The second satellite with failure of both primary and secondary XIPS is IS-6B. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board was reduced to 4.5 years after the most recent gauging operation conducted with the spacecraft manufacturer. We do not expect this problem to affect service to our customers or to affect revenue from the customers on this satellite over the remaining life of the satellite. The insurance policy on this satellite had an exclusion for XIPS related anomalies and, accordingly, this was not an insured loss. We began accelerating depreciation on IS-6B beginning in the third quarter of 2003 to coincide with the satellite’s revised estimated service life. We expect to launch a replacement for IS-6B in 2007.

The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite have determined that the XIPS on this satellite are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was reduced to approximately 3.6 years from August 3, 2004, the date of the secondary XIPS failure. We do not expect this problem to affect service to our customers or to affect revenue from the customers on this satellite over the remaining life of the satellite. On August 31, 2004, we filed a proof of loss under the insurance policy for Galaxy 10R. During the fourth quarter of 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75.0 million. We expect to launch a replacement for Galaxy 10R in 2007.

Of our four remaining BSS 601 HP satellites, IS-5 had a net book value of $8.6 million as of December 31, 2006 and is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system. However, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For two of these three satellites, the available bi-propellant life ranges exceeded four years from December 31, 2006. The third satellite, Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant of approximately 9.9 years from December 31, 2006.

In December 2004, after reviewing the operating time to failure and other data from failed BSS 601 HP XIPS systems in our fleet and from similar systems owned by others, as reported to us by the manufacturer, we reduced our estimate of the end of service life of one of our BSS 601 HP satellites, IS-9, from 2015 to 2013. This resulted in an increase in our annual depreciation expense of $3.0 million beginning in the fourth quarter of 2004. This estimate was based on available data from satellite systems similar to IS-9 and reflected our expectations for these systems. We plan to replace this satellite prior to the end of its service life. Because some of our customer contracts do not require their service to continue onto a replacement satellite, this reduction in our estimate of service life resulted in a reduction in our revenue backlog of approximately $61.2 million as of December 31, 2004. However, given the nature of our customers’ use of this satellite, we expect many of these customers will elect to renew their contracts onto a replacement satellite. We believe that the net book value of this satellite is fully recoverable. Along with the manufacturer, we continually monitor the performance of our satellites that use these systems and will, as warranted, reevaluate our expectations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(c) BSS 702 Solar Arrays

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

We currently operate three BSS 702 satellites, two of which are affected by accelerated solar array degradation. On February 19, 2003, we filed proofs of loss under the insurance policies for two of our BSS 702 satellites, Galaxy 11 and IS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and we expect that both of these satellites will continue to serve these customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, based on a review of available data in December 2004, we reduced our estimate of the end of the service life of Galaxy 11 from 2015 to 2009 and of IS-1R from 2016 to 2010, which resulted in an increase in our annual depreciation expense of $22.6 million beginning in the fourth quarter of 2004. We plan to replace these satellites prior to the point at which the solar array degradation would affect operation of the core communications payload. This will accelerate capital expenditures planned for their replacement. Pursuant to our contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in our revenue backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite we operate, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

(d) SCP Failures

Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including our IS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. We do not anticipate that a failure of the remaining SCP on IS-4 would have a material impact on our business or require replacement of a satellite. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit, experienced an anomaly of its SCP and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results.

We currently operate three additional BSS 601 satellites. IS-2 and IS-3R are both in primary service and are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we do not expect SCP failures to occur nor do we anticipate an interruption in business or to require early replacement of these satellites.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

11. Goodwill and Other Intangible Assets

As part of the Intelsat Acquisition Transactions, the Company’s intangible assets were revalued with the assistance of an independent third-party. Prior to the Intelsat Acquisition Transactions, the Company acquired intangible assets as part of other acquisitions previously made. The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
Backlog	$—	$202,000
Customer relationships	3,829	140,800
License	—	3,400

Subtotal	3,829	346,200
Less: accumulated amortization	3,585	26,187

Total	$244	$320,013

Intangible assets subject to amortization are amortized on a straight-line basis over the asset’s estimated life. Backlog and customer relationships have estimated weighted average lives of approximately five years and 11 years, respectively. The license has an estimated life of 15 years. The Company recorded amortization expense of $1.1 million, $1.0 million, $0.2 million, and $26.2 million for the years ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006, and for the successor period July 1, 2006 to December 31, 2006, respectively.

Scheduled amortization charges for the intangible assets, as of December 31, 2006, are as follows:

Year	Amount
2007	$52,200
2008	52,199
2009	52,426
2010	51,255
2011	34,478
2012 and thereafter	77,455

Total	$320,013

The carrying amount of acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
Goodwill	$2,244,131	$3,742,674
Orbital locations	$2,614	$1,116,600

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

During the fourth quarter of each year presented, the Company completed its annual assessment of potential impairment of goodwill and other intangible assets not subject to amortization. No impairment charges were recorded in 2004, 2005, the predecessor period January 1, 2006 to July 1, 2006 or the successor period July 1, 2006 to December 31, 2006 as a result of the annual assessment for impairment.

12. Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows:

	Predecessor Entity		Successor Entity
	As of December 31, 2005		As of December 31, 2006
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities:
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A due 2009	355,910	357,690	—	—
Term Loan B-1 due 2011	1,643,400	1,659,834	—	—
Term Loan A-3 due 2012	—	—	355,910	356,800
Term Loan B-2 due 2014	—	—	1,635,100	1,651,500

Fixed Rate Notes:
6 3/8% Notes due 2008	150,000	150,375	150,000	150,000
Unamortized discount on the 6 3/8% Notes due 2008	—	—	(337)	—
8 1/2% Notes due 2012	1,190	1,190	1,190	1,190
9% Senior Notes due 2014	656,500	689,325	656,320	693,200
Unamortized premium on the 9% Senior Notes due 2014	—	—	16,329	—
9% Senior Notes due 2016	—	—	575,000	610,200
6 7/8% Notes due 2028	125,000	119,375	125,000	113,800
Unamortized discount on the 6 7/8% Notes due 2028	—	—	(13,187)	—

Total debt	2,932,000	$2,977,789	3,501,325	$3,576,690

Less:
Current portion of long-term debt	16,600		53,133

Total long-term debt, excluding current portion	$2,915,400		$3,448,192

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of approximately $3.4 million. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the successor period July 1, 2006 to December 31, 2006 reduced interest expense by approximately $0.6 million.

At December 31, 2006, we had total debt outstanding of approximately $3.5 billion, including current maturities of $53.1 million primarily related to our Senior Secured Credit Facilities.

In connection with the completion of the Intelsat Acquisition Transactions, our board of directors authorized the amendment of our senior secured credit facilities (the “July 2006 Amended and Restated Credit Agreement”), which included revised terms for our revolving credit facility and term loans, and which became effective at the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

completion of the Intelsat Acquisition Transactions. The July 2006 Amended and Restated Credit Agreement renewed and extended the credit facilities provided under our Credit Agreement dated as of August 20, 2004, as previously amended and restated as of March 22, 2005 (the “March 2005 Amended and Restated Credit Agreement”), and provides for a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1,635.1 million Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. In addition, we are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2006 on an annual basis was 0.375%. As of December 31, 2006, we had outstanding letters of credit of $54.6 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.4 million at December 31, 2006. The revolving credit facility is available on a revolving basis from July 3, 2006 and terminating six years later. Under the terms of the credit facilities, the interest rate equates to LIBOR, or the prime rate, plus a spread that varies based on our total leverage ratio. On January 19, 2007, the Company further amended the Amended and Restated Credit Agreement governing its senior secured credit facilities, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, we issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the Corp 2016 Senior Notes. The Intelsat Merger, the Tender Offer and related fees and expenses were funded through the incurrence of significant debt, including the proceeds of the Corp 2016 Senior Notes, and $260.0 million principal amount of Floating Rate Senior Notes due 2013 (the “Intelsat Bermuda Floating Rate Notes”), $1,330.0 million principal amount of 11 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Non-Guaranteed Fixed Rate Notes”) and $750.0 million principal amount of 9 1/4% Senior Notes due 2016 (the “Intelsat Bermuda Guaranteed Notes”), referred to collectively as the New Intelsat Bermuda Notes, issued by Intelsat Bermuda; and a borrowing by Intelsat Bermuda under a new $600.0 million senior unsecured credit facility, referred to as the Intelsat Bermuda Bridge Credit Facility. This debt was acquired to fund the Intelsat Merger, while the 2014 Senior Notes and the Restated and Amended Credit Facilities described above represented a portion of the debt acquired in connection with the Intelsat Merger. Additionally, cash on hand at Intelsat Bermuda and its subsidiaries, including us, was also used to fund the Intelsat Acquisition Transactions.

Interest rates under the July 2006 Amended and Restated Credit Agreement ranged from LIBOR plus 2.125% to LIBOR plus 2.875% or ABR plus 1.125% to ABR plus 1.875%, depending on certain financial measures. Obligations under the July 2006 Amended and Restated Credit Agreement continue to be guaranteed by certain of Intelsat Corp’s subsidiaries and secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions, as was the case with the March 2005 Amended and Restated Credit Agreement.

The interest rates on the Term Loan A-3 and Term Loan B-2 reset on October 2, 2006 and the interest rates increased to 7.497% (LIBOR of 5.372% plus 2.125%) and 7.872% (LIBOR of 5.372% plus 2.500%), respectively. During the year ended December 31, 2005, we recorded interest expense charges totaling approximately $24.2 million for unamortized debt issuance costs written off as a result of the $353.5 million, or 35% of the outstanding principal amount, repayment of our Corp 2014 Senior Notes in April 2005, including a redemption premium of $31.8 million paid to the holders of these notes, and $318.4 million of voluntary debt

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

repayments made on our Term Loan A Facility during this period. There were no such charges recorded during the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to December 31, 2006.

The Corp 2014 Senior Notes require interest payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. See Note 24 “Supplemental Consolidating Financial Information” below. Consummation of the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing the Corp 2014 Senior Notes giving the holders of these notes the right to require us to repurchase these notes at 101% of par value. We commenced a Change of Control Offer on August 2, 2006. The Change of Control Offer expired on September 26, 2006 at which time approximately $180 of the outstanding Corp 2014 Senior Notes were tendered and repurchased by us from cash on hand.

As of December 31, 2006, we also had outstanding 10 and 30-year fixed rate notes totaling $275.0 million. The outstanding principal balances, interest rates and maturity dates for these notes as of December 31, 2006, are $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually. As of December 31, 2006, we also had outstanding $1.2 million of our 8 1/2% senior notes due 2012. These notes were unsecured and were unconditionally guaranteed by each of our existing domestic restricted subsidiaries. These notes were redeemed and paid off on March 16, 2007. As such, it is no longer necessary to present condensed consolidating financial information for guarantors and non-guarantors of these notes.

With a portion of the proceeds from Holdco’s initial public offering, Holdco made a capital contribution to us of approximately $658.4 million, which we used to repay approximately $265.0 million of the borrowings under the Term Loan A Facility of the March 2005 Amended and Restated Credit Agreement on March 22, 2005, redeem $353.5 million, or 35%, of our Corp 2014 Senior Notes and pay a redemption premium of $31.8 million to holders of these notes on April 1, 2005. We also repaid an additional $25.0 million of this Term Loan A Facility with cash on hand on March 22, 2005. On June 17, 2005, we made a voluntary prepayment of $28.4 million under this Term Loan A facility from available cash on hand.

The credit agreement governing our senior secured credit facilities and the indentures governing our outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior secured credit facilities also include a financial covenant that requires us not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facilities require that we use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in our business to repay indebtedness under such facilities. The credit agreements governing our senior secured credit facilities and the indentures governing our outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, our ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Required principal repayments of long-term debt, excluding payments on capital lease obligations, over the next five years and thereafter as of December 31, 2006 are as follows:

Year	Amount
2007	$51,942
2008	210,840
2009	87,533
2010	87,533
2011	89,757
2012 and thereafter	2,970,915

Total	$3,498,520

13. Interest Rate Swap Agreement

On March 14, 2005, we entered into a five year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into to reduce the variability in cash flow on a portion of our floating-rate term loans. On a quarterly basis, we receive a floating rate in interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases.

The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

The fair value of the interest rate swap agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated and the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in our consolidated statement of operations for the quarter ended June 30, 2005, in accordance with the provisions of SFAS 133. Between May 25, 2005 and June 30, 2005, the interest rate swap was designated as a cash flow hedge and deemed effective, and therefore qualified for hedge accounting treatment under SFAS 133. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in our consolidated balance sheet. The ineffective portion of the hedge (approximately $630) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

The interest rate swap has been undesignated from July 1, 2005 through December 31, 2006. For the year ended December 31, 2005, the increase in the fair value of the interest rate swap asset and swap interest earned was $6.6 million. During the predecessor period January 1, 2006 to July 1, 2006, the increase in the fair value of the interest rate swap asset and swap interest earned was $23.1 million and the decrease in the fair value of the interest rate swap asset plus swap interest earned during the successor period July 1, 2006 to December 31, 2006 was $11.7 million. These gains and losses were recorded within gain (loss) on undesignated interest rate swap in our consolidated statement of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

As of December 31, 2006, $0.4 million of the asset related to this interest rate swap was included in prepaid expenses and $7.0 million of the asset was included in other deferred charges and other assets, net, within our consolidated balance sheet.

On the interest rate reset date of December 14, 2006, the interest rate which the counterparties will utilize on March 14, 2007 to compute interest due to us was determined to be 5.360%. This will result in the counterparties paying us approximately $2.3 million on March 14, 2007 (the difference between the rate we must pay of 4.610% and the rate we will receive from the counterparties of 5.360%).

14. Retirement Plans and Other Retiree Benefits

(a) Pension and Other Post-Retirement Benefits

Following the completion of the Intelsat Merger, substantially all of the employees of Intelsat Global Service Corporation, referred to as IGSC, an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that are sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat Medical Plans liability would transfer for all participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat Board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse Intelsat Corp for a fraction of the future cash contributions required. See Note 3 “Intelsat Acquisition Transactions”.

IGSC was not required to make any additional contributions in 2006 to the defined benefit retirement plan. We do not currently expect that it will be required to make any such contributions during 2007. Furthermore, we do not expect to make any contributions to our post-retirement health insurance plan, which is an unfunded plan.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Expenses for the Company’s defined benefit pension plan and for post-retirement medical benefits that are provided under the Company’s medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the post-retirement medical benefits provided by the Company under its medical plan for the successor period July 1, 2006 to December 31, 2006, based on a valuation date of September 30, 2006.

	Successor Entity
	Period July 1 to December 31, 2006
	Pension Benefits	Other Post- retirement Benefits
Change in benefit obligation:
Benefit obligation, July 1	$—	$—
Transfer from parent company	342,378	10,739
Service cost	2,039	614
Interest cost	9,372	265
Benefits paid	(29,481)	—
Actuarial (gain)/loss	(2,589)	(4,186)

Benefit obligation, December 31	$321,719	$7,432

Change in plan assets:
Plan assets at fair value July 1	$—	$—
Transfer in from parent company	312,316	—
Actual return on plan assets	11,095	—
Benefits paid	(25,595)	—

Plan assets at fair value December 2006	$297,816	$—

Funded status of the plans:
Funded status of the plans	$(23,903)	$(7,432)
Unrecognized net (gain)/loss	11,429	(6,701)
Unrecognized prior service cost	(4,028)	—
Fourth-quarter contributions to the plans	181	—

Accrued benefits costs, December 31	$(16,321)	$(14,133)

Accumulated benefit obligation	$309,353

Discount rate	5.75%	5.75%
Expected rate of return on plan assets	8.5%	—
Rate of compensation increase	3.5%	—

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The Company considers current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, the Company reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. The Company’s pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The weighted-average asset allocation of our pension plan assets at September 30, 2006 were:

Successor Entity
Asset Category
Equity securities	66%
Debt securities	34%

Total	100%

The discount rate for pension costs was 5.75% for the period July 1, 2006 to December 31, 2006. Net periodic pension benefits costs include the following components for the period July 1 to December 31, 2006:

Successor Entity
Service cost	$2,039
Interest cost	9,372
Expected return on plan assets	(12,295)
Amortization of unrecognized prior service cost	(196)

Net periodic cost	$(1,080)

Net periodic other post-retirement benefit costs include the following components for the period July 1 to December 31, 2006:

Successor Entity
Service cost	$614
Interest cost	265

Total costs	$879

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Depending upon actual future health care claims experience, Intelsat Corp’s actual costs may vary significantly from those projected above. As of September 30, 2006, the assumed health care cost trend rate was a cost trend rate of 9.5%. This rate was assumed to decrease gradually to 5.0% by the year 2015 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other post-retirement benefits obligation as of September 30, 2006 by $197. Decreasing this trend rate by 1% each year would reduce the other post-retirement benefits obligation as of September 30, 2006 by $322. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other post-retirement benefits cost for 2006 by $18 and $34, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

	Pension Benefits	Other Post- retirement Benefits
2007	$24,049	$107
2008	23,716	154
2009	26,711	208
2010	29,973	269
2011	33,211	341
2012 to 2016	194,386	3,588

Total	$332,046	$4,667

(b) Other Retirement Plans

Intelsat Corp maintains three defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001, one for legacy Intelsat employees hired on or after July 19, 2001 and one plan covering the legacy PanAmSat employees. The company recognized compensation expense of $2.0 million and $1.9 million for 2004 and 2005, respectively. For the predecessor period January 1, 2006 to July 1, 2006, we recorded expense of $1.2 million, and for the successor period July 1, 2006 to December 31, 2006, $2.5 million of expense was recorded. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006. Intelsat Corp maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Prior to the Recapitalization, PanAmSat made the match of a portion of the employee contributions under its qualifying 401(k) plan in the form of shares of its common stock; since the Recapitalization, we have made this match in the form of cash. The market value of the shares contributed to the plan was $1.4 million for 2004, and the amount of cash contributed to the plan for 2005 and 2006 was $1.9 million and $3.7 million, respectively.

15. Stock and Other Compensation Plans

(a) 1997 Stock Incentive Plan

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

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

In March 2004, Intelsat Corp issued 5,754 of the restricted stock units previously approved by the Company’s Compensation Committee under the 1997 Stock Plan to certain employees. Prior to the consummation of the Recapitalization, restricted stock units granted by the Company in 2004 were scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary. Stock compensation expense was being recognized over the vesting period based on the fair value per unit on March 2004 grant dates of $8.50.

In October 2004, Holdco assumed the 1997 Stock Plan, and the outstanding stock options were converted into an aggregate of 762,372 options to purchase shares of Holdco common stock. No new awards were made, and no new awards could have been made, under the 1997 Stock Plan after March 31, 2004. This plan was terminated in connection with the completion of the Intelsat Acquisition Transactions on July 3, 2006.

(b) 2004 Stock Option Plan

On August 20, 2004, our board of directors adopted the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the “2004 Stock Plan”), which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries. In 2004, we granted options to purchase 3,578,828 shares of common stock at an exercise price of $4.21.

In October 2004, Holdco assumed the 2004 Stock Plan in connection with the Recapitalization, and all outstanding options became options of Holdco. Subsequently, Holdco granted 702,597 options in October 2004 at an exercise price of $4.21 and 26,339 options in February 2005 at an exercise price of $18.04.

Upon the completion of the Intelsat Acquisition Transactions, 762,372 options related to the 1997 Stock Incentive Plan and 4,139,415 options related to the 2004 Stock Option Plan were settled for cash on July 3, 2006.

Certain of our senior executives who were offered, and accepted, employment with Intelsat after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 Holdco options granted to these individuals under the 2004 Stock Option Plan were rolled over into share compensation arrangements relating to common shares of Intelsat Holdings, Ltd., the indirect parent of Intelsat Bermuda, and the number of options were adjusted to reflect the fair value of the Intelsat Holdings, Ltd. stock on the acquisition date. As part of the roll over, these executives received share-based compensation arrangements to purchase 16,055 shares in Intelsat Holdings.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

There were no grants, exercises, forfeitures or expirations in either the 1997 Stock Plan or the 2004 Stock Plan during the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006. Activity in the 1997 Stock Plan and the 2004 Stock Plan during the past three years is summarized below:

	Shares	Weighted Average Exercise Price	Range
1997 Stock Plan
Balance at January 1, 2004	18,118,068	$11.18	$4.91-$21.99
Granted	139,097	$8.50	$8.50
Exercised	(313,013)	$7.35	$5.09-$8.11
Expired or terminated	(1,172,903)	$12.10	$4.91-$21.99
Cancelled due to Recapitalization	(12,011,648)	$12.67	$8.50-$21.99
Cashed out due to Recapitalization	(3,997,229)	$7.33	$4.91-$8.14

Balance at December 31, 2004	762,372	$3.46	$3.43-$4.04
Granted	—	$—	$—
Exercised	—	$—	$—

Balance at December 31, 2005	762,372	$3.46	$3.43-$4.04
Cashed out as a result of the Intelsat Acquisition Transactions	(762,372)	$3.46	$3.43-$4.04

Balance at December 31, 2006	—	$—	$—

Exercisable at December 31, 2004	762,372	$3.46	$3.43-$4.04

Exercisable at December 31, 2005	762,372	$3.46	$3.43-$4.04

2004 Stock Plan
Balance at January 1, 2004	—	$—	$—
Granted	4,281,425	$4.21	$4.21

Balance at December 31, 2004	4,281,425	$4.21	$4.21
Granted	26,339	$18.04	$18.04

Balance at December 31, 2005	4,307,764	$4.29	$4.21-$18.04

Cashed out as a result of the Intelsat Acquisition Transactions	(4,139,415)	$4.30	$4.21-$18.04
Converted to Intelsat Holding, Ltd. Options	(168,349)	$4.21	$4.21

Balance at December 31, 2006	—	$—	$—

Exercisable at December 31, 2004	—	$—	$—

Exercisable at December 31, 2005	861,556	$4.29	$4.21-$18.04

For the years ended December 31, 2004 and 2005 there were no options exercised, no related tax benefits realized and no cash inflows from share-based compensation in financing activities. During the predecessor period January 1, 2006 to July 1, 2006, 4,901,787 options were settled for cash of approximately $102.0 million as a result of the Intelsat Acquisition Transactions. The expense relating to the cash settlement of the 4,901,787 stock options of $93.7 million was recorded within restructuring and transaction costs during the predecessor period January 1, 2006 to July 1, 2006, immediately prior to the completion of the Intelsat Acquisition Transactions.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

During 2004 and 2005, we issued the following awards:

Quarterly Grants:	Employee Stock Options Granted	Restricted Stock Units Granted	Restricted Stock Granted
March 31, 2004	139,097	5,754	—
June 30, 2004	—	—	—
September 30, 2004	3,578,828	—	—
December 31, 2004	702,597	—	—
March 31, 2005	26,339	—	—
June 30, 2005	—	—	17,470
September 30, 2005	—	—	—
December 31, 2005	—	—	—

The stock options granted in the third and fourth quarters of 2004 by both Holdco and us were scheduled to vest over five to eight years. Certain of the awards granted in the third and fourth quarters of 2004 were scheduled to vest over a five-year period based upon the passage of time and the remainders were scheduled to vest after an eight-year period. The vesting of the eight-year options was subject to acceleration if certain pre-established company operating performance targets were achieved. The 2005 operating performance targets established for the plan were met, resulting in the accelerated vesting of 20%, or 445,814, of the 2,229,072 outstanding performance based options. Compensation expense for these nonqualified stock options was based on the fair value of the options at the respective grant dates utilizing the Black-Scholes model for estimating fair value. In relation to the options granted under the 2004 Stock Plan, Holdco recorded stock compensation expense of $1.4 million and $0.5 million, as well as related tax benefits of $0.5 million and $0.2 million in the year ended December 31, 2005 and in the predecessor period January 1, 2006 to July 1, 2006, respectively. These amounts were recorded by Holdco as they were not considered material in relation to our financial statements.

The weighted average fair value per option granted in 2004 and 2005 was $1.68 and $2.62, respectively. These estimates were based on the Black-Scholes option pricing model with the following weighted average assumptions:

	Predecessor Entity
	Year Ended December 31, 2004	Year Ended December 31, 2005
Risk free rate	3.7%	3.82%
Dividend yield	0%	0%
Expected life	6.8 years	6.8 years
Stock volatility	1.29%	0%

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Intelsat Corp adopted the fair value recognition provision of SFAS 123, prospectively, to all employee awards granted on or after January 1, 2003, pursuant to SFAS 148, as revised by SFAS 123R. Therefore, we recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Predecessor Entity
	Year Ended December 31, 2004	Year Ended December 31, 2005	Period January 1, 2006 to July 1, 2006
Net income (loss) as reported	$(75,489)	$95,620	$(43,296)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,733	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(10,142)	—	—

Pro forma net income (loss)	$(77,898)	$95,620	$(43,296)

The pro forma amounts for compensation cost may not necessarily be indicative of the effects on operating results for future periods.

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In July 2004, our board of directors amended the Deferred Compensation Plan and the Supplemental Savings Plan to permit certain senior executives to elect to have all or part of their accounts under the plans invested in deferred stock units, each of which represented the notional right to receive a share of our common stock. The deferred stock units were converted into a notional right to receive a share of Holdco common stock at the same conversion ratio as for the other transactions in the Recapitalization. As of the date of conversion, these deferred stock units represented the notional right to receive 202,213 shares of Holdco common stock, on an adjusted basis, with a value of $1.5 million. During 2005, we reclassified this amount from our liability for deferred compensation plans to additional paid-in capital as these deferred stock units were expected to be paid out in shares of Holdco common stock, rather than in cash. Additionally, these deferred stock units, all of which were outstanding and vested immediately prior to the completion of the Intelsat Acquisition Transactions, were entitled to accrue credits in the same amount as dividends paid to holders of Holdco’s common stock.

In connection with the Intelsat Acquisition Transactions, we terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing on July 3, 2006. Payments of account balances to participants of the plans were paid in the first quarter of 2007. As of December 31, 2005 and 2006, our liabilities for the two plans totaled approximately $13.7 million and $6.9 million, respectively. Additionally, the settlement of the 0.2 million deferred stock units held within the Deferred Compensation Plan resulted in an additional liability of approximately $5.1 million, which was paid in connection with the closing of the Intelsat Acquisition Transactions. As stated above, $1.5 million of this amount was recorded within additional paid in capital in our consolidated balance sheet as of December 31, 2006. The difference of $3.6 million was expensed

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

in connection with the Intelsat Acquisition Transactions in the predecessor period January 1, 2006 to July 1, 2006 within restructuring and transaction costs.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. See Note 3 “Intelsat Acquisition Transactions”. In addition, Intelsat Corp assumed responsibility for existing stock-based employee compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (or “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts.

Generally, deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. Approximately $0.9 million was paid from the deferred compensation accounts for the successor period ended December 31, 2006. As of December 31, 2006, we had a deferred compensation liability of $3.6 million recorded and up to $5.0 million in deferred compensation plus interest remains payable, with vesting through June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation, and $1.6 million was expensed for the successor period ended December 31, 2006.

(e) Non-Employee Director Plan

On September 16, 2004, our board of directors approved a revised compensation program for our non-employee directors. Each non-employee director was entitled to annual cash compensation of $50, and was also granted options to purchase 65,848 shares of common stock. The chairman of our board of directors received an additional annual fee of $100 and was granted options to purchase an additional 65,848 shares. Holdco assumed this program and the options were for Holdco stock at the modified price of $4.21. This program was terminated in connection with the completion of the Intelsat Acquisition Transactions.

On June 8, 2005, the Compensation Committee of our board of directors and that of Holdco approved a combined compensation program for non-employee directors. Costs of this compensation program were shared equally by Holdco and us. Non-employee directors were compensated $70 per annual term, $35 paid in cash, quarterly and as earned, and $35 paid in shares of Holdco common stock, calculated using the closing price of our common stock on the day prior to the grant date.

For the initial board term following the closing of the initial public offering of Holdco’s common stock on March 22, 2005, the $35 in compensation paid in shares of our common stock was calculated as above and granted on the date the plan was approved. Accordingly, each non-employee director was granted 1,747 shares on June 8, 2005. Common stock issued to non-employee directors as compensation was not transferable until vested. The common stock granted on June 8, 2005, vested on March 22, 2006.

The terms of the 2006 compensation program for non-employee directors remained the same as the 2005 compensation program through July 3, 2006 except that the $35 per director previously paid in shares of our common stock was paid in cash in April 2006.

In addition to compensation for service on our board, our prior Audit Committee members were paid $8 per term, our prior Compensation Committee members $5 per term, our prior Chairman of the board $100 per term, our prior Audit Committee Chairman $20 per term, and our prior Compensation Committee Chairman $10 per term, each payable quarterly in cash and as earned.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

As noted above, on July 3, 2006 in connection with the completion of the Intelsat Acquisition Transactions, all shares of Holdco’s outstanding common stock, stock options and deferred stock units, except for the 168,349 options discussed above, were converted into shares of Holdco common stock and were cashed out. The holders of such equity based arrangements received the $25.00 per share Intelsat Merger consideration (plus approximately $0.00927 per share in respect of undeclared regular quarterly dividends, less any related costs to exercise) as a result of the completion of the Intelsat Merger. Immediately prior to the completion of the Intelsat Acquisition Transactions, we recorded total costs of approximately $103.5 million related to these equity based arrangements, of which approximately $97.2 million was recorded by us and 50% of the expense related to the cash settlement for the non-employee directors’ options, or approximately $6.2 million, was recorded by Holdco during the predecessor period January 1, 2006 to July 1, 2006. The 50-50 expense allocation of the non-employee directors’ option costs was based on our estimation that the non-employee directors performed services equally for us and Holdco.

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

Certain employees of IGSC who were transferred to Intelsat Corp following the completion of the Intelsat Acquisition Transactions previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted share grants are liability classified under SFAS 123R. Following the employee transfer, Intelsat Corp has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

Since awards made consisted of shares of Intelsat Corp’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in Intelsat Corp’s financial statements. We recognized $11 of compensation costs during the successor period July 1, 2006 to December 31, 2006.

The employees were granted 107,139 restricted shares, of which 15,178 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of December 31, 2006, and the changes during the successor period from July 1, 2006 to December 31, 2006 is set forth below:

	Number of shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of July 1, 2006 (the date of employee transfer)	91,961	$2.15
Restricted shares forfeited and repurchased at par value	(3,241)	$2.15
Vested	(5,313)	$2.15

Total non-vested restricted shares at December 31, 2006	83,407	$2.15

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The non-vested restricted shares have a remaining weighted-average vesting period of 37 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 2013, at which time they will be forfeited if the performance criteria have not been met.

During the successor period July 1, 2006 to December 31, 2006, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with a number of employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a Change in Control, as defined in the 2005 Share Plan, and a termination without cause (as defined) of the relevant employee.

In connection with the Intelsat Acquisition Transactions, two of the Company’s executives who were executives of Intelsat Corp prior to July 3, 2006 and held options to purchase common stock of Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous Holdco stock options continued and the share-based compensation arrangements vest in annual installments through August 2009.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Corp to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R. The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigns, Intelsat Holdings’ repurchase right for vested shares is the lesser of fair value or $2.15 per share.

16. Income Taxes

The income tax provision (benefit) consisted of the following:

	Predecessor Entity			Successor Entity
	Year Ended		January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006
	2004	2005
Taxes currently (receivable) payable:
U.S. federal	$—	$—	$—	$532
Foreign	1,500	1,455	1,556	(3,784)
State and local	1,250	1,881	591	1,850

Total	2,750	3,336	2,147	(1,402)

Deferred tax (benefits) liabilities:
U.S. federal	(89,661)	548	5,815	6,284
Foreign	555	2,543	—	532
State and local	(4,934)	(4,322)	45	698

Total	(94,040)	(1,231)	5,860	7,514

Total income tax provision (benefit)	$(91,290)	$2,105	$8,007	$6,112

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The income tax provision was different from the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table:

	Predecessor Entity			Successor Entity

	Year ended		January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006
	2004	2005
Expected tax at U.S. statutory income tax rate	$(58,373)	$34,204	$(12,351)	$7,070
U.S. state and local income tax rates—net of federal income tax effect	(2,394)	(584)	637	648
Extraterritorial income exclusion tax benefit	(27,328)	(30,829)	(9,429)	(6,318)
Extraterritorial income exclusion tax benefit—prior period adjustment	—	—	5,200	—
Foreign income taxes	1,012	1,972	578	796
Transaction costs	—	(3,842)	21,546	1,492
Changes in valuation allowance	—	—	—	(84)
Other	(4,207)	1,184	1,826	2,508

Total income tax provision (benefit)	$(91,290)	$2,105	$8,007	$6,112

The extraterritorial income exclusion benefit will be reduced in subsequent years because of changes to the federal tax law. We have certain contracts which may be grandfathered under the tax law.

The components of the net deferred tax asset (liability) were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2005	As of December 31, 2006
Deferred tax assets:
Performance incentives	$40,646	$41,389
Customer deposits	27,219	37,278
Accruals and advances	18,551	26,389
Sales-type leases	13,674	36,217
Debt issuance costs	1,455	28,528
Tax credit carryforwards	17,343	17,951
Net operating loss carryforwards	70,721	25,177
Other	6,437	3,132

Total deferred tax assets	196,046	216,061

Deferred tax liabilities:
Satellites and other property and equipment	(191,052)	(153,841)
Amortizable intangible assets	—	(114,223)
Non-amortizable intangible assets	—	(408,960)
Other	(12,596)	(18,437)

Total deferred tax liabilities	(203,648)	(695,461)

Valuation allowance	—	(698)

Total net deferred tax liabilities	$(7,602)	$(480,098)

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Current deferred tax assets and liabilities net to a current deferred tax asset of $16.7 million and $28.5 million as of December 31, 2005 and 2006, respectively. Non-current deferred tax assets and liabilities net to a non-current deferred tax liability of $24.3 million and $508.6 million as of December 31, 2005 and 2006, respectively. Current deferred tax assets are included in current assets and non-current deferred tax liabilities are included in long-term liabilities as of December 31, 2006.

As of December 31, 2005 and December 31, 2006, the Company had income taxes payable, excluding tax contingencies, of $0.4 million and $2.2 million, respectively.

Included in the non-current deferred tax assets at December 31, 2005 was $17.3 million of alternative minimum tax credits that can be carried forward indefinitely. Also included in non-current deferred tax assets was $70.7 million of deferred tax assets relating to federal and state net operating losses generated subsequent to the Recapitalization that expire in varying amounts over the period of 2014 to 2024 if not utilized. Management does not believe a valuation allowance is necessary as of December 31, 2005. See Note 2 “Significant Accounting Policies—Income taxes”. As of December 31, 2006 the alternative minimum tax credit that may be carried forward indefinitely was $18.0 million while the federal and state net operating losses were $25.2 million. These net operating losses will expire in varying amounts over the period 2014 to 2025 if not utilized.

Prior to August 20, 2004, the Company joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among us and our subsidiaries, The DIRECTV Group and certain of its affiliates. We and The DIRECTV Group have agreed to handle tax matters with respect to the tax periods covered by the tax separation agreement, including tax return preparation, audits, appeals and litigation, in a manner consistent with the past practice of The DIRECTV Group and ourselves before the acquisition. In addition, we and The DIRECTV Group have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods ending on or prior to the day of the closing of the Recapitalization.

Pursuant to the tax separation agreement, The DIRECTV Group has agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group has agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million. As of December 31, 2006, we have recorded a tax indemnification receivable related to these periods of $33.7 million.

The tax separation agreement with The DIRECTV Group was effective from the day of the closing of the Recapitalization transactions until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

During 2004 subsequent to the Recapitalization, we incurred net operating losses for tax purposes. These net operating losses were primarily the result of transaction costs incurred in connection with the Recapitalization, accelerated depreciation on our satellites currently in-orbit, the extraterritorial income exclusion related to certain of our satellites and interest expense deductions. Management does not believe a valuation allowance against the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

resulting deferred tax asset is necessary as of December 31, 2006. At December 31, 2005 and 2006, our balance sheet includes a deferred tax asset in the amount of $88.1 million and $43.1 million, respectively, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards and credits generated subsequent to the Recapitalization and alternative minimum tax credits.

Issues regarding our taxability in foreign jurisdictions have been raised by various tax authorities. Such authorities have proposed tax adjustments and we have vigorously contested them. In 2005 and 2006, we adjusted our income tax provision for these contingencies and, in management’s opinion, adequate provisions has been made for all open years.

In 2006, the Internal Revenue Service completed an examination of the GM consolidated tax group for the years 2001-2003 of which we were a member. The audit was conducted under the Internal Revenue Service’s Limited Issue Focused Examination program which included a review of certain issues relating to our company. The examination was concluded with no significant adjustment to items relating to our company. As a result, we have reduced our reserve for tax contingencies and related DIRECTV receivable by $13.7 million during the fourth quarter of 2006. Any amounts that would have been payable under the examination were fully indemnified under the tax separation agreement with The DIRECTV Group.

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

We have outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 is approximately $73.2 million. We are contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision is not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in our favor. We have been informed that the tax authorities have appealed this decision to the High Court. While this contest proceeds, we have been required to advance cash and provide letters of credit totaling approximately $54.7 million. As of December 31, 2006, we had paid cash of approximately $1.3 million related to these assessment years. If unsuccessful in our contest, we could be subject to comparable claims for subsequent years. In connection with the Recapitalization, The DIRECTV Group, which controlled us prior to the Recapitalization, agreed to indemnify us for these and certain other taxes related to any periods or portions of such periods ending on or prior to the day of the closing of the Recapitalization in amounts equal to 80% of the first $75.0 million of such taxes and 100% of such taxes in excess of the first $75.0 million. As a result, our net tax liability related to these periods is capped at $15.0 million.

With respect to tax exposure items, including this Indian tax exposure, we have recorded total tax reserves of $43.8 million, which are included in taxes payable in our consolidated balance sheet as of December 31, 2006. Based upon the tax separation agreement we entered into with The DIRECTV Group as part of the Recapitalization, we have recorded a $34.0 million receivable, which is included in tax indemnification receivable in our consolidated balance sheet as of December 31, 2006.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

17. Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions. Total restructuring and transaction costs were $161.3 million, $4.3 million, $145.2 million and $9.3 million for the years ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006, respectively. See Note 3 “Intelsat Acquisition Transactions”.

(a) Teleport Consolidation Plan

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

(b) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. In accordance with SFAS 141, Business Combinations, we have recorded a liability in purchase accounting of approximately $4.6 million in relation to this plan. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011.

We had previously recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline our operations, during 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. As of the date of the Intelsat Merger, we had $4.8 million accrued for these lease obligations, prior to purchase accounting adjustments. As of December 31, 2006, $4.1 million, excluding the remaining purchase accounting-related discount, remains unpaid and will be paid through 2011.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(c) Workforce Restructuring Plan

As part of the acquisition consolidation and integration, we have approved a workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. Additionally, our then board of directors authorized a retention pool of up to $10.0 million for employees. Retention bonuses of approximately $9.8 million were designated for employees, of which $7.5 million has been expensed from the authorization date through December 31, 2006. During the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to December 31, 2006, we recorded approximately $18.2 million and $9.3 million, respectively, of operating expenses in the consolidated statements of operations in relation to these plans. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

The following table summarizes the recorded accruals and activity related to the teleport consolidation, facilities restructuring and workforce restructuring (in millions):

	Teleport Consolidation Plan	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Predecessor entity
Balance at December 31, 2003	$1.8	$4.6	$0.7	$7.1
Restructuring charges	1.8	3.7	0.6	6.1
Net cash payments	(3.3)	(2.0)	(0.8)	(6.1)

Balance at December 31, 2004	0.3	6.3	0.5	7.1
Restructuring charges	2.5	0.5	1.1	4.1
Non-cash items	(2.5)	—	—	(2.5)
Net cash payments	(0.3)	(1.5)	(1.2)	(3.0)

Balance at December 31, 2005	—	5.3	0.4	5.7
Restructuring charges	—	—	18.2	18.2
Non-cash items	—	—	1.3	1.3
Net cash payments	—	(0.5)	(0.3)	(0.8)

Balance at July 1, 2006	—	4.8	19.6	24.4

Intelsat Acquisition Transactions	—	4.6	—	4.6

Successor entity
Balance at July 1, 2006	—	9.4	19.6	29.0
Restructuring charges	—	—	9.3	9.3
Non-cash items	—	0.1	(0.8)	(0.7)
Net cash payments	—	(0.7)	(11.1)	(11.8)

Balance, December 31, 2006	$—	$8.8	$17.0	$25.8

The Company expects to incur additional expenses of $5.9 million related to severance and retention and expects additional expenses for workforce relocation during 2007 and 2008 as part of our Intelsat Acquisition Transaction related workforce plan. The Company does not expect to incur any additional expenses related to our facilities restructuring plans.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

18. Contractual Commitments

In the further development and operation of Intelsat Corp’s commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, the Company has assumed a significant amount of long-term debt, as described in Note 12 “Long-Term Debt”. In addition to these debt and related interest obligations, the Company has expenditures represented by other contractual commitments. The portion of these additional expenditures as of December 31, 2006 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations (1)	Satellite Incentive Obligations	Performance Incentive Interest Obligations	Horizons Contributions Obligations	Operating Leases	Customer and Vendor Contracts	Total
2007	$159,260	$14,799	$11,080	$—	$4,417	$23,708	$213,264
2008	30,666	14,336	9,516	13,345	4,247	25,038	97,148
2009	3,058	13,572	8,075	12,889	3,934	7,620	49,148
2010	3,058	10,622	6,744	11,089	3,832	6,936	42,281
2011	3,058	7,646	5,874	—	2,530	6,842	25,950
2012 and thereafter	30,641	53,364	19,951	—	1,123	6,612	111,691

Total contractual commitments	$229,741	$114,339	$61,240	$37,323	$20,083	$76,756	$539,482

(1)	Amounts include estimated interest payments to be made on performance incentive obligations related to our Galaxy 17 and Galaxy 18 satellites.

(a) Satellite Construction and Launch Obligations

As of December 31, 2006, we had approximately $229.7 million of expenditures remaining under our existing satellite construction and launch obligations, of which $127.8 million relate to satellite construction contracts and $101.9 million relate to satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2006, we did not have any non-cancelable commitments related to existing in-orbit insurance contracts for satellites to be launched.

In February 2005, we entered into an agreement for the construction of Galaxy 18. This satellite will serve as replacement for Galaxy 10R. We plan to launch this satellite in the third quarter of 2007.

On April 12, 2005, we entered into an agreement for the construction of IS-11, which will serve as a replacement for our IS-6B Ku-band satellite and the C-band portion of our IS-3R satellite. The construction of this satellite is progressing as planned, and the launch is scheduled for the third quarter of 2007. We have an agreement with one of our major customers for the funding of a portion of the capital expenditures necessary to construct and launch IS-11. During the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to December 31, 2006, we received approximately $47.4 million, $30.1 million and $0.9 million, respectively, of funding from this customer. Such funding represents an obligation for us when it is received from the customer. This obligation is scheduled to be repaid to the customer over a three-year period which began in the fourth quarter of 2006. Within our consolidated balance sheet as of December 31, 2005, $9.5 million of this obligation was recorded within short-term customer advances for satellite construction, while the remainder of $37.9 million was recorded within long-term deferred credits and other. During the fourth quarter of 2006, we repaid $6.3 million of this obligation. As of December 31, 2006, a liability of $41.5 million for this obligation was recorded within short-term customer advances for satellite

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

construction, and a liability of $27.1 million was recorded within long-term deferred credits and other. These balances reflect fair value adjustments recorded in purchase accounting and will accrete to the remaining $72.1 million to be repaid. Due to anticipated schedule delays in the previously assigned launch service for the IS-11 satellite, a new launch service contract was entered into in March 2007 with Arianespace for the launch of the IS-11 satellite in the third quarter of 2007. The launch service previously contracted for IS-11 remains available to us for future use.

In December 2005, agreements had been entered into with the same customer and with the manufacturer of our IS-11 satellite, which, among other things, allowed the customer to procure directly from the manufacturer long-lead items that could be used for the construction of a replacement satellite for IS-11 on an expedited basis, if needed. Pursuant to the original agreement with the customer, we would be required to construct and launch a replacement for IS-11 in the event of a launch failure or other significant health related issue impacting IS-11’s Ku-band transponders within two years after completion of its in-orbit testing. This customer has leased all of the Ku-band capacity on IS-11 and would be required to lease all of the Ku-band capacity on a replacement satellite for IS-11, if such replacement satellite is required. As of February 2007, this contingent replacement satellite option was converted into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement satellite for the IS-6B satellite in the event of an IS-11 launch failure.

In December 2005, the Company signed a definitive agreement for the launch of its Galaxy 17 satellite. This satellite will serve as a replacement for G-11. The construction program is essentially completed and the satellite is expected to be launched in the second quarter of 2007.

In January 2007, the Company entered into an agreement for the construction of IS-14. This satellite will serve as a replacement for IS-1R. The construction for this satellite began in January 2007, and the Company plans to launch the satellite in 2009. In March 2007, the Company entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007. Additionally, in March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for the launch of the IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. Together with the March 2007 contract with Arianespace and the February 2007 contract for IS-11GS noted above, the aggregate commitment associated with these contracts is $309.9 million.

(b) Satellite Incentive Obligations

Satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2005 and 2006, we had $111.4 million and $114.3 million recorded in relation to satellite incentive obligations, respectively.

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

(c) Horizons Contribution Obligation

On August 1, 2005, we formed our second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, that will build and launch a Ku-band satellite to replace our SBS-6 satellite. This joint

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

investment is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213.0 million, of which each of the Company and JSAT will be required to fund its 50% share beginning in early 2008. Our portion of the investment is being accounted for using the equity method. As of December 31, 2006, we had recorded a liability of $37.3 million, representing our 50% share of the amount drawn through that date on the Horizons-2 loan, within our consolidated financial statements in relation to the future funding of this investment in Horizons-2. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (As Amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”).

(d) Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2006, our total obligation related to operating leases was approximately $20.1 million.

Total rent expense for the years ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006 was $6.2 million, $5.1 million, $2.6 million and $2.7 million, respectively.

(e) Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2006, we had commitments under these customer and vendor contracts which aggregated approximately $76.8 million related to the provision of equipment, services and other support.

In July 2005, we entered into a series of contracts, one of which obligates us to guarantee the performance of one of our customers serving as the general contractor for an unrelated third-party under a Contractor’s Bond in the amount of approximately $8.8 million. We believe that if the customer defaults on its obligations to the unrelated third-party, we will take the place of the customer as the general contractor on the overall project. Accordingly, we recorded a non-contingent liability and a deferred charge of approximately $0.8 million to reflect the fair value of our obligation to stand ready to perform under the terms of the guarantee in accordance with the provisions of FIN 45. We have also determined that we have no contingent liability under these contracts as prescribed in SFAS No. 5, Accounting for Contingencies, because the likelihood that we will be required to perform under the agreements is remote. At the completion of the project, which is expected to occur within the next year, we will be relieved from our non-contingent obligations under the indemnity agreement. Based on the provisions of FIN 45, the balance of the non-contingent liability was being amortized ratably against selling, general and administrative expenses over the original expected term of the project based on the estimated percentage of the overall project completed in each period. As of December 31, 2006, the remaining non-contingent liability was fully amortized, and the balance of the deferred charge was written off in connection with purchase accounting.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

19. Contingencies

(a) Insurance

On August 31, 2004 we filed a proof of loss under the insurance policy for our Galaxy 10R satellite after the secondary XIPS on this satellite permanently failed. Through November 30, 2004, we received all of the expected insurance proceeds for our claim on Galaxy 10R, or approximately $75.0 million. We proportionately offset the proceeds from this insurance claim against the insured carrying value of the satellite and the net investment in sales-type leases and recorded a credit to cost of sales-type leases within our consolidated statement of operations of approximately $6.3 million related to an insured customer warranty obligation that had previously been charged to cost of sales upon the occurrence of the anomaly. Additionally, we recorded a credit to selling, general and administrative expenses within our consolidated statement of operations of approximately $2.9 million related to an insured sales-type lease on Galaxy 10R that was partially written off as a result of the anomaly.

On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit, experienced an anomaly of its secondary spacecraft control processor (“SCP”) and was taken out of service. This satellite had no net book value as of December 31, 2005 and this event is not expected to have a material impact on our future operations or financial results. In January 2006, our Galaxy 12 satellite was replaced by our Galaxy 14 satellite and Galaxy 12 became an in-orbit spare. Additionally, in late February 2006, our Galaxy 1R satellite was replaced by our Galaxy 15 satellite and on March 3, 2006, Galaxy 1R was de-orbited. On June 18, 2006, we successfully launched our Galaxy 16 satellite into orbit. This satellite replaced our Galaxy 4R satellite at 99ºW and was put into service in August 2006. Our Galaxy 4R satellite was placed into non-primary operating service at an inclined orbit at the end of the third quarter of 2006.

As of December 31, 2006, the company had in effect launch and in-orbit insurance policies covering three satellites with an insured value of $270.0 million, which had an aggregate net book value of $349.8 million. We had 21 uninsured satellites in orbit as of December 31, 2006. Of the insured satellites, as of December 31, 2006, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The exclusions reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with bi-propellant fuel for approximately 10.0 years as of December 31, 2006.

An uninsured failure of one or more of our satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies will increase our costs, thereby reducing our income from operations by the amount of such increased premiums.

(b) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(c) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

We currently have outstanding letters of credit totaling $54.6 million, which primarily relate to the India tax issue noted above.

20. Business Segment and Geographic Information

Following the consummation of the Intelsat Acquisition Transactions, the Company now operates in a single industry segment, in which it provides satellite services to its communications customers around the world. As such, segment disclosures are no longer required and are therefore not included for any of the periods presented. See Note 3 “Intelsat Acquisition Transactions”.

Revenue from affiliates is included in North America. Intelsat Corp’s satellites are in geosynchronous orbit and, consequently, are not attributable to any geographic location. Of Intelsat Corp’s remaining assets, substantially all are located in the United States.

For the years ended December 31, 2004 and 2005, revenue by region was based on the customer locations at which satellite transmissions were received, broken down as follows:

	Year ended December 31, 2004	Year ended December 31, 2005
United States	44%	48%
Latin America	17%	17%
Asia	13%	10%
Africa	10%	10%
Other	16%	15%

Regional designation for revenue backlog has been conformed to Intelsat Ltd.’s policy, and, as such, revenue by region is now based on the locations of customers to which services are billed. The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy was as follows:

	Predecessor Entity			Successor Entity
	(unaudited)		January 1 to July 1, 2006	July 1 to December 31, 2006
	Year ended December 31, 2004	Year ended December 31, 2005
North America	61%	64%	62%	68%
Latin America and Caribbean	15%	14%	15%	13%
Africa and Middle East	9%	9%	9%	8%
Asia Pacific	9%	8%	8%	6%
Europe	6%	5%	6%	5%

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Approximately 7%, 8%, 8% and 8% of Intelsat Corp’s revenue was derived from its largest customer in 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006, respectively. No other single customer accounted for more than 8% of revenue in any of those periods. The ten largest customers accounted for approximately 34% of Intelsat Corp’s revenue in 2004, approximately 38% of Intelsat Corp’s revenue in 2005, approximately 38% of Intelsat Corp’s revenue for the predecessor period January 1, 2006 to July 1, 2006, and approximately 35% of Intelsat Corp’s revenue for the successor period July 1, 2006 to December 31, 2006. For the years ended December 31, 2004 and 2005, the period January 1 to July 1, 2006, and the period July 1 to December 31, 2006, revenue were derived from the following services:

	Predecessor Entity			Successor Entity
	(unaudited)		January 1 to July 1, 2006	July 1 to December 31, 2006
	2004	2005
Leases	$729,050	$759,198	$384,642	$372,021
Managed solutions	76,940	62,851	39,160	25,078
Mobile satellite services and other	21,080	38,954	18,957	22,595

Subtotal	827,070	861,003	442,759	419,694
Revenue from affiliates	—	—	—	102,653

Total	$827,070	$861,003	$442,759	$522,347

21. Related Party Transactions

(a) Transactions with Affiliates

Following the completion of the Intelsat Acquisition Transactions, IGen, a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired our subsidiary, G2 Satellite Solutions Corporation, which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity. As a result of our sale of G2 Satellite Solutions, its financial condition as of December 31, 2006, and its results of operations for the successor period July 1, 2006 to December 31, 2006 were excluded from our financial statements. As noted below, in accordance with the MISA, IGen continues to purchase satellite capacity from us.

Also following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by Intelsat Corp and were treated as a distribution to its parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, Ltd., following the Intelsat Acquisition Transactions, including Holdco and us, entered into the MISA pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the successor period July 1, 2006 to December 31, 2006, we recorded revenue of approximately $25.5 million related to capacity purchased from us by subsidiaries of Intelsat Holdings, Ltd. We also recorded

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

revenue of approximately $77.2 million related to services provided by us to subsidiaries of Intelsat Holdings, Ltd. in accordance with the MISA, and recognized $31.7 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses for the successor period July 1, 2006 to December 31, 2006. As of December 31, 2006, we have accrued a gross receivable of $113.1 million from subsidiaries of Intelsat Holdings, Ltd. and a gross payable of $50.4 million to subsidiaries of Intelsat Holdings, Ltd.

(b) Other Related Party Transactions

Intelsat Corp has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 23 “Investment in Affiliates—Horizons-1 and Horizons-2”). During the years ended December 31, 2004 and 2005, the predecessor period January 1, 2006 to July 1, 2006, and the successor period July 1, 2006 to December 31, 2006, we recorded expenses of approximately $3.2 million, $3.8 million, $2.0 million, and $2.0 million, respectively, in relation to the lease of such Ku-band satellite capacity. Additionally, we provide telemetry, tracking and control services for the Horizons-1 satellite. During the years ended December 31, 2004 and 2005, the predecessor period January 1, 2006 to July 1, 2006, and the successor period July 1, 2006 to December 31, 2006, we recorded revenue of approximately $0.6 million, $0.6 million, $0.3 million, and $0.3 million, respectively.

(c) Transactions with the Prior Sponsors and their Affiliates

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

During the years ended December 31, 2004 and 2005, we reimbursed the Prior Sponsors for approximately $1.0 million and $0.2 million, respectively, for expenses incurred. Certain members of our former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors. Following the consummation of the Intelsat Acquisition Transaction, the Prior Sponsors are no longer an affiliate of the Company.

We provided satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenue for these services during the years ended December 31, 2004 and 2005 were $3.7 million and $4.6 million, respectively. As of December 31, 2005, we had receivables related to these affiliates of approximately $550. During the years ended December 31, 2004 and 2005, we procured $0.6 million and $1.0 million, respectively, of insurance and insurance-related services from an affiliate of one of the Prior Sponsors.

(d) Other Relationships

We utilize the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, Chairman of the Board of Intelsat, Ltd., owns

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the years ended December 31, 2004 and 2005, for the predecessor period January 1, 2006 to July 1, 2006 and for the successor period July 1, 2006 to December 31, 2006, we paid approximately $140, $121, $61 and $20, respectively, in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services.

During 2004, we retained Capstone Consulting to provide us with consulting services, primarily to identify and advise on potential opportunities to reduce our costs and identify other potential opportunities to grow our business. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. We recorded approximately $0.3 million, $0.6 million of expense during the years ended December 31, 2004 and 2005 related to Capstone Consulting. No expense was recorded related to Capstone Consulting during 2006.

(e) Related Party Services

Hughes Communications, Inc., referred to as Hughes Communications, and Hughes Network Systems, LLC, referred to as HNS, became related parties to the Company following the Intelsat Merger. Apollo, one of the Sponsors, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of the Company’s largest network services customers. We recorded approximately $39.5 million of revenue during the successor period July 1, 2006 to December 31, 2006 and recorded a receivable of approximately $8.1 million as of December 31, 2006 for satellite capacity and other services provided to HNS. Two members of Intelsat, Ltd.’s board of directors, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

22. Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Intelsat Acquisition Transactions and the successor entity for periods following the Intelsat Acquisition Transactions.

	Quarter ended
	March 31	June 30	September 30	December 31
2005 (Predecessor Entity)
Revenue	$208,808	$213,852	$209,118	$229,225
Income from operations	72,494	75,628	110,074	100,912
Net income (loss)	6,633	(18,876)	51,469	56,394

	Predecessor Entity			Successor Entity
	Quarter Ended March 31	Quarter Ended June 30	July 1	Quarter Ended September 30	Quarter Ended December 31
2006
Revenue	$213,229	$229,530	$—	$251,404	$270,943
Income (loss) from operations	104,880	111,660	(142,332)	72,157	89,438
Net income (loss)	37,024	32,770	(113,090)	2,363	11,729

The Company’s quarterly revenue and operating income are not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The decline in income from operations and net income during the period July 1, 2006 was due to the costs of $142.3 million incurred in connection with the Intelsat Acquisition Transactions. The successor quarterly periods ended September 30, 2006 and December 31, 2006

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

were impacted by the implementation of the MISA, execution of the employee transfer agreement and our sale of G2 subsequent to the completion of the Intelsat Acquisition Transactions. See Note 3 “Intelsat Acquisition Transactions”.

23. Investment in Affiliates—Horizons-1 and Horizons-2

We have two investments through our 50-50 joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The investments are named Horizons-1 and Horizons-2.

Horizons-1 is fully operational and owns and operates the Horizons-1 satellite in the FSS sector offering service to customers in the Asia-Pacific region. The company accounts for its investment using the equity method of accounting. The Company’s share of gains (losses) of Horizons-1 is included in other income (expense), net, in the accompanying consolidated statements of operations. For the year ended December 31, 2004, the Company recorded a loss of $0.1 million. For the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to December 31, 2006, the Company recorded a gain of $0.2 million, $0.1 million and $0.1 million, respectively. The investment balance of $22.1 million as of December 31, 2006 is included within other assets in the accompanying consolidated balance sheets.

Horizons-2 will build and launch a Ku-band satellite to replace our SBS-6 satellite. This joint investment is named Horizons-2, and the related satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. This Horizons-2 satellite is expected to be in service by early 2008. The total joint investment is expected to be approximately $213.0 million, of which each of the Company and JSAT will be required to fund its 50% share beginning in early 2008. Our portion of the investment is being accounted for using the equity method. As of December 31, 2006, we had recorded a liability of $37.3 million within our consolidated financial statements in relation to the future funding of this investment in Horizons-2. The contribution obligation arises from our obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender, therefore, we have recorded this obligation as an indirect guarantee in accordance with FIN 45.

24. Supplemental Consolidating Financial Information

2014 and 2016 Senior Notes

Our Corp 2014 Senior Notes and our Corp 2016 Senior Notes are unconditionally guaranteed by certain of our domestic subsidiaries. The following disclosures reflect our Condensed Consolidating Financial Information for the periods presented.

Our Corp 2014 Senior Notes and Corp 2016 Senior Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. These subsidiaries are guarantors of our Corp 2014 Senior Notes and our Corp 2016 Senior Notes. As a result, we are required to present condensed consolidating financial information for our company and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for our company on a consolidated basis as of December 31, 2005 and December 31, 2006 and for the predecessor years ended December 31, 2004 and 2005, the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to December 31, 2006.

The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$—	$7,929	$—	$142,021
Receivables, net	58,735	3,673	2,787	—	65,195
Due from affiliates	557,015	1,572,248	21,041	(2,087,606)	62,698
Prepaid expenses and other	45,279	37	2,717	—	48,033
Deferred income taxes	28,434	—	86	—	28,520

Total current assets	823,555	1,575,958	34,560	(2,087,606)	346,467

Satellites and other property and equipment, net	494,234	1,251,783	82,693	—	1,828,710
Amortizable intangible assets, net	24,027	295,986	—	—	320,013
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,742,674	—	—	—	3,742,674
Deferred charges and other assets, net	136,002	1,262	3,656	—	140,920
Intercompany loan receivable	898,657	—	—	(898,657)	—
Investment in affiliates and subsidiaries	2,274,387	—	—	(2,274,387)	—

Total assets	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$53,133	$—	$—	$—	$53,133
Due to affiliates	1,562,677	478,514	3,199	(2,044,390)	—
Accounts payable and accrued liabilities	206,009	115	1,935	—	208,059
Deferred satellite performance incentives	14,397	—	515	—	14,912
Accrued interest payable	71,821	38,111	5,105	(43,216)	71,821
Deferred gains and revenue	21,456	1,068	26	—	22,550

Total current liabilities	1,929,493	517,808	10,780	(2,087,606)	370,475

Long-term debt, net of current portion	3,448,192	—	—	—	3,448,192
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentive obligations, net of current portion	92,988	—	6,439	—	99,427
Deferred revenue, net of current portion	15,967	822	—	—	16,789
Deferred income taxes	(143,400)	644,185	7,833	—	508,618
Accrued retirement benefits	31,759	—	—	—	31,759
Deferred credits and other	109,760	1,370	217	—	111,347

Total liabilities	5,484,759	2,004,185	83,926	(2,986,263)	4,586,607

Commitments and contingencies

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Paid-in capital	2,908,666	1,726,370	18,230	(1,744,600)	2,908,666
Retained earnings	—	511,034	18,753	(529,787)	—
Accumulated other comprehensive income	111	—	—	—	111

Total shareholder’s equity	2,908,777	2,237,404	36,983	(2,274,387)	2,908,777

Total liabilities and shareholder’s equity	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$121,181	$—	$4,764	$—	$125,945
Receivables, net	44,102	23,226	3,584	—	70,912
Net investment in sales-type leases	12,260	—	—	—	12,260
Due from affiliates	(15,803)	946,284	(63,183)	(867,298)	—
Prepaid expenses and other	119,317	156	(55)	(103,769)	15,649
Deferred income taxes	16,711	—	—	—	16,711

Total current assets	297,768	969,666	(54,890)	(971,067)	241,477

Satellites and other property and equipment	494,299	1,388,587	66,674	—	1,949,560
Net investment in sales-type leases	64,913	—	—	—	64,913
Amortizable intangible assets, net	—	244	—	—	244
Non-amortizable intangible assets	—	2,614	—	—	2,614
Goodwill	2,238,676	5,455	—	—	2,244,131
Deferred charges and other assets, net	1,163,510	(1,034)	2,666	(840,000)	325,142
Investment in affiliates and subsidiaries	1,194,042	—	—	(1,194,042)	—

Total assets	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$16,600	$—	$—	$—	$16,600
Due to affiliates	909,311	8,220	—	(867,298)	50,233
Accounts payable and accrued liabilities	75,474	8,778	1,009	—	85,261
Deferred satellite performance incentives	13,240	—	—	—	13,240
Accrued interest payable	37,103	103,769	—	(103,769)	37,103
Deferred gains and revenue	18,027	6,487	—	—	24,514

Total current liabilities	1,069,755	127,254	1,009	(971,067)	226,951

Long-term debt, net of current portion	2,915,400	840,000	—	(840,000)	2,915,400
Deferred satellite performance incentive obligations, net of current portion	98,112	—	—	—	98,112
Deferred revenue, net of current portion	11,271	127	—	—	11,398
Deferred income taxes	(192,514)	217,064	(238)	—	24,312
Deferred credits and other	238,654	392	332	—	239,378

Total liabilities	4,140,678	1,184,837	1,103	(1,811,067)	3,515,551

Commitments and contingencies

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Paid-in capital	803,545	866,047	(826)	(865,221)	803,545
Retained earnings	512,500	318,066	14,173	(332,239)	512,500
Accumulated other comprehensive loss	(97)	—	—	—	(97)
Other shareholder’s equity	(3,418)	(3,418)	—	3,418	(3,418)

Total shareholder’s equity	1,312,530	1,180,695	13,347	(1,194,042)	1,312,530

Total liabilities and shareholder’s equity	$5,453,208	$2,365,532	$14,450	$(3,005,109)	$4,828,081

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Operating leases, satellite services and other	$446,977	$468,810	$17,022	$(495,945)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenue	452,872	468,810	17,022	(495,945)	442,759

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	469,679	94,300	2,943	(495,945)	70,977
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative expenses	32,641	3,315	2,860	—	38,816
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating costs and expenses	634,559	220,639	9,298	(495,945)	368,551

Income (loss) from operations	(181,687)	248,171	7,724	—	74,208
Interest (income) expense, net	70,247	37,479	(125)	—	107,601
Other income (expense)	(3,608)	311	1,401	—	(1,896)

Income (loss) before income taxes	(255,542)	211,003	9,250	—	(35,289)
Income tax expense (benefit)	(63,763)	70,801	969	—	8,007
Equity in earnings of subsidiaries	148,483	—	—	(148,483)	—

Net income (loss)	$(43,296)	$140,202	$8,281	$(148,483)	$(43,296)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Operating leases, satellite services and other	$410,663	$345,252	$22,958	$(359,179)	$419,694
Revenue from affiliates	102,653	—	—	—	102,653

Total revenue	513,316	345,252	22,958	(359,179)	522,347

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	394,026	55,629	5,026	(359,179)	95,502
Costs from affiliates	31,711	—	—	—	31,711
Selling, general and administrative expenses	64,617	(250)	2,785	—	67,152
Depreciation and amortization	16,209	124,449	4,671	—	145,329
Restructuring and transaction costs	9,184	143	—	—	9,327
Loss on undesignated interest rate swap	11,731	—	—	—	11,731

Total operating costs and expenses	527,478	179,971	12,482	(359,179)	360,752

Income (loss) from operations	(14,162)	165,281	10,476	—	161,595
Interest expense, net	99,596	38,177	5,741	—	143,514
Other income (expense)	1,673	276	174	—	2,123

Income (loss) before income taxes	(112,086)	127,380	4,909	—	20,204
Income tax expense	(55,052)	62,248	(1,084)	—	6,112
Equity in earnings of subsidiaries	71,126	—	—	(71,126)	—

Net income (loss)	$14,092	$65,132	$5,993	$(71,126)	$14,092

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Operating leases, satellite services and other	$822,791	$902,104	$22,946	$(900,692)	$847,149
Outright sales and sales-type leases	13,854	—	—	—	13,854

Total revenue	836,645	902,104	22,946	(900,692)	861,003

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	861,414	180,812	2,336	(900,692)	143,870
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Selling, general and administrative expenses	64,340	5,278	5,351	—	74,969
Depreciation and amortization	30,895	243,410	2,620	—	276,925
Prior Sponsor management fees	10,444	—	—	—	10,444
Restructuring and transaction costs	3,818	476	—	—	4,294
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)

Total operating costs and expenses	962,304	429,976	10,307	(900,692)	501,895

Income (loss) from operations	(125,659)	472,128	12,639	—	359,108
Interest (income) expense, net	186,070	75,538	(225)	—	261,383

Income (loss) before income taxes	(311,729)	396,590	12,864	—	97,725
Income tax expense (benefit)	(144,860)	144,852	2,113	—	2,105
Equity in earnings of subsidiaries	262,489	—	—	(262,489)	—

Net income (loss)	$95,620	$251,738	$10,751	$(262,489)	$95,620

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Operating leases, satellite services and other	$756,073	$785,256	$21,207	$(751,412)	$811,124
Outright sales and sales-type leases	15,946	—	—	—	15,946

Total revenue	772,019	785,256	21,207	(751,412)	827,070

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	672,472	233,706	2,588	(751,412)	157,354
Cost of outright sales and sales-type leases	2,224	—	—	—	2,224
Selling, general and administrative expenses	8,284	95,256	7,358	—	110,898
Depreciation and amortization	38,197	256,277	348	—	294,822
Prior Sponsor management fees	731	—	—	—	731
Restructuring and transaction costs	161,220	103	—	—	161,323
Gain on insurance claims	(9,090)	—	—	—	(9,090)
Gain on sale of teleport	(11,113)	—	—	—	(11,113)
Satellite impairment loss	—	99,946	—	—	99,946

Total operating costs and expenses	862,925	685,288	10,294	(751,412)	807,095

Income (loss) from operations	(90,906)	99,968	10,913	—	19,975
Interest (income) expense, net	158,849	27,913	(8)	—	186,754

Income (loss) before income taxes	(249,755)	72,055	10,921	—	(166,779)
Income tax expense (benefit)	(140,828)	49,076	462	—	(91,290)
Equity in earnings of subsidiaries	33,438	—	—	(33,438)	—

Net income (loss)	$(75,489)	$22,979	$10,459	$(33,438)	$(75,489)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,721	$1,910	$1,757	$—	$250,388

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(129,265)	—	—	—	(129,265)
Distribution from equity investment	1,796	—	—		1,796
Loans to subsidiaries	(6,020)	—	—	6,020	—
Acquisitions and divestitures, net of cash acquired/paid	—	—	(5,543)	—	(5,543)

Net cash used in investing activities	(133,489)	—	(5,543)	6,020	(133,012)

Cash flows from financing activities:
Issuance of new long-term debt	—	—	6,020	(6,020)	—
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Dividends to shareholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Repayments of incentive obligations	(5,683)	—	—	—	(5,683)

Net cash used in financing activities	(170,292)	—	6,020	(6,020)	(170,292)

Effect of exchange rate changes on cash	27	—	—	—	27

Net change in cash and cash equivalents	(57,033)	1,910	2,234	—	(52,889)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$64,148	$1,910	$6,998	$—	$73,056

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$147,796	$21	$255	$—	$148,072

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(52,609)	(912)	—	—	(53,521)
Distribution from equity investment	1,394	—	—	—	1,394
Loans to subsidiaries	(15,762)	—	—	15,762	—
Acquisitions and divestitures, net of cash acquired/paid	72,653	(1,019)	(15,085)	—	56,549

Net cash (used in) provided by investing activities	5,676	(1,931)	(15,085)	15,762	4,422

Cash flows from financing activities:
Issuance of new long-term debt	575,000	—	15,762	(15,762)	575,000
Repayments of long-term debt	(180)	—	—	—	(180)
Dividends to shareholder	(617,872)	—	—	—	(617,872)
Capitalized debt issuance costs	(28,602)	—	—	—	(28,602)
Funding of capital expenditures by customer	856	—	—	—	856
Repayments of funding of capital expenditures by customer	(6,260)	—	—	—	(6,260)
Repayments of incentive obligations	(6,430)	—	—	—	(6,430)

Net cash used in financing activities	(83,488)	—	15,762	(15,762)	(83,488)

Effect of exchange rate changes on cash	(41)	—	—	—	(41)

Net change in cash and cash equivalents	69,943	(1,910)	932	—	68,965
Cash and cash equivalents, beginning of period	64,148	1,910	6,998	—	73,056

Cash and cash equivalents, end of period	$134,091	$—	$7,930	$—	$142,021

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities	$346,980	$2,281	$64,658	$—	$413,919

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(200,902)	(2,281)	—	—	(203,183)
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions and divestitures, net of cash acquired/paid	26,093	—	(68,604)	—	(42,511)

Net cash used in investing activities	(171,648)	(2,281)	(68,604)	—	(242,533)

Cash flows from financing activities:
Capital contribution by parent	658,350				658,350
Repayments of long-term debt	(676,000)	—	—	—	(676,000)
Dividends to shareholder	(101,792)	—	—	—	(101,792)
Capitalized debt issuance costs	(598)	—	—	—	(598)
Funding of capital expenditures by customer	47,375	—	—	—	47,375
Repayments of incentive obligations	(12,429)	—	—	—	(12,429)

Net cash used in financing activities	(85,094)	—	—	—	(85,094)

Effect of exchange rate changes on cash	1,046	—	—	—	1,046

Net change in cash and cash equivalents	91,284	—	(3,946)	—	87,338
Cash and cash equivalents, beginning of period	29,897	—	8,710	—	38,607

Cash and cash equivalents, end of period	$121,181	$—	$4,764	$—	$125,945

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities	$(554,311)	$243	$7,342	$840,000	$293,274

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(156,256)	(1,558,006)	—	1,557,956	(156,306)
Net sales (purchases) of short-term investments	374,097	—	—	—	374,097
Insurance proceeds from satellite recoveries	362,230	—	—	—	362,230
Proceeds from sale of teleport	14,370	—	—	—	14,370
Proceeds from satellite manufacturer	1,264	—	—	—	1,264
Investments in affiliates	(717,956)	—	—	717,956	—
Sale of fixed assets	1,557,956	—	—	(1,557,956)	—
Acquisitions and divestitures, net of cash acquired/paid	—	(535)	(14)	—	(549)

Net cash provided by (used in) investing activities	1,435,705	(1,558,541)	(14)	717,956	595,106

Cash flows from financing activities:
Issuance of new long-term debt	3,512,615	840,000	—	(840,000)	3,512,615
Repayments of long-term debt	(1,604,615)	—	—	—	(1,604,615)
Capitalized transaction and debt issuance costs	(151,114)	—	—	—	(151,114)
Repayments of incentive obligations	(12,645)	—	—	—	(12,645)
Repurchase of common shares	(2,783,799)	—	—	—	(2,783,799)
Capital contributed by affiliate	9,200	—	—	—	9,200
Other equity related transactions	3,566	717,956	—	(717,956)	3,566

Net cash provided by (used in) financing activities	(1,026,792)	1,557,956	—	(1,557,956)	(1,026,792)

Effect of exchange rate changes on cash	932	—	—	—	932

Net change in cash and cash equivalents	(144,466)	(342)	7,328	—	(137,480)
Cash and cash equivalents, beginning of period	174,363	342	1,382	—	176,087

Cash and cash equivalents, end of period	$29,897	$—	$8,710	$—	$38,607

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Adjustments (3)	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$6,369	$2,001	$310	$(4,560)	—	$4,120
Allowance for customer credits	$18,122	$—	$(1,058)	$(8,198)	—	$8,866
Net investment in sales-type leases (for doubtful receivables)	$8,854	$—	$24	$(448)	—	$8,430
Reserve for operating lease	$436	$466	$—	$(276)	—	$626
Long-term receivables (for doubtful receivables)	$4,488	$—	$946	$(5,434)	—	$—

Year ended December 31, 2005:
Allowance for doubtful accounts	$4,120	$150	$3,958	$(4,452)	—	$3,776
Allowance for customer credits	$8,866	$—	$(3,790)	$(2,493)	—	$2,583
Net investment in sales-type leases (for doubtful receivables)	$8,430	$(2,552)	$—	$—	—	$5,878
Reserve for operating lease	$626	$(161)	$(241)	$—	—	$224

Predecessor period January 1, 2006 to July 1, 2006:
Allowance for doubtful accounts	$3,776	$329	$63	$(72)	—	$4,096
Net investment in sales-type leases (for doubtful receivables)	$5,878	$(2,217)	$(231)	$—	—	$3,430
Reserve for operating lease	$224	$(15)	$—	$—	—	$209
Restructuring reserves	$5,687	$18,193	$1,314	$(826)	—	$24,368

Successor period July 1, 2006 to December 31, 2006:
Allowance for doubtful accounts	$4,096	$1,891	$(242)	$(2,958)	2,719	$5,506
Net investment in sales-type leases (for doubtful receivables)	$3,430	$—	$—	$—	$(3,430)	$—
Reserve for operating lease	$209	$(15)	$—	$—	—	$194
Restructuring reserves	$24,368	$9,327	$(822)	$(11,839)	4,751	$25,785

(1)	Primarily relates to amounts reclassified to/from other accounts.
(2)	Net activity relates to amounts added to the allowance for doubtful accounts to recognize amounts recorded against revenue, less amounts written off or recovered and amounts paid.
(3)	Adjustments to reflect change in allocation of the purchase price in connection with the Intelsat Acquisition Transactions.

S-1

Exhibit Number	Document Description
2.1	Transaction Agreement, dated as of April 20, 2004, among Constellation, LLC, PanAmSat Corporation, The DIRECTV Group, Inc., and PAS Merger Sub, Inc. (incorporated by reference to exhibit 10.86 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, File No. 000-22531, filed on May 6, 2004).

2.2	Letter Agreement, dated as of August 12, 2004, between The DIRECTV Group, Inc., and Constellation, LLC, and acknowledged by PanAmSat Corporation (incorporated by reference to Exhibit 99(D)(3) of PanAmSat Corporation’s amended transaction report on Schedule 13E-3/A, File No. 005-51009, filed on August 12, 2004).

2.3	Letter Agreement, dated August 20, 2004, between PanAmSat Corporation and Hughes Network Systems, Inc. (incorporated by reference to Exhibit 2.3 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

2.4	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.2	Bylaws of Intelsat Corporation (incorporated herein by reference to Exhibit 3.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of Intelsat Corporation’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

3.4	Amended and Restated Bylaws of Intelsat Corporation (incorporated by reference to Exhibit 3.2 of Intelsat Corporation’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

4.1	Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.2	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank Of New York (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.3	Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corporation, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein (incorporated herein by reference to Exhibit 4.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.5	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

Exhibit Number	Document Description
4.6	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.7	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.8	Registration Rights Agreement, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors and Deutsche Bank Securities Inc., Lehman Brothers Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

4.9	Form of Exchange Agent Agreement by and between Intelsat Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.9 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

10.1	Credit Agreement dated as of August 20, 2004, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.2	Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.83 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, File No. 000-22531, filed on May 6, 2006).

10.3	Amendment to the PanAmSat Corporation 1999 Non-Employee Directors Compensation Deferral Plan (incorporated by reference to Exhibit 10.14 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.4	Amendment No. 1 to the PanAmSat Corporation Supplemental Savings Plan (incorporated by reference to Exhibit 10.15 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.5	Amendment No. 1 to the PanAmSat Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.6	Amendment to the PanAmSat Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.17 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.7	Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004 (incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation’s Registration Statement on Form S-4, File No. 333-121423, as filed on November 19, 2004).

10.8	Form of Management Services Agreement Termination Letter (incorporated by reference to Exhibit 10.23 of PanAmSat Holding Corporation’s Registration Statement on Form S-1/A, File No. 333-121463, filed on March 15, 2005).

Exhibit Number	Document Description
10.9	Employment Agreement, dated as of June 28, 2006, between Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.)

10.10	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.11	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.12	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.13	Amendment No. 1 to Credit Agreement, dated as of January 19, 2007, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 001-22531, filed on January 25, 2007).

10.14	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.15	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.16	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.17	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.18	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

Exhibit Number	Document Description
10.19	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-50262, filed on April 2, 2007).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.