Form 10-Q
period 2007-03-31
Intelsat CORP
filed 2007-05-15
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-22531

INTELSAT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4607698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 International Drive, N.W. Washington, D.C.	20008
(Address of principal executive offices)	(Zip Code)

(202) 944-6800

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 14, 2007, an aggregate of 548 shares of our common stock were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “PanAmSat Opco,” “we,” “us,” “our” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Holdco” refers to Intelsat Holding Corporation and not to its subsidiaries, (3) the terms “PanAmSat” and “PanAmSat Holdco” refer to Holdco and its subsidiaries, including Intelsat Corporation, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions, (5) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (6) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., PanAmSat Holdco’s indirect parent, and Intelsat, Ltd.’s direct wholly-owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intelsat Bermuda’s indirect wholly-owned subsidiary and (8) the term “Intelsat Acquisition Transactions” refers to the acquisition of PanAmSat by Intelsat Bermuda and the related transactions discussed in this Quarterly Report. In this Quarterly Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

On July 3, 2006, Intelsat Bermuda completed its acquisition of PanAmSat Holdco, pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as the Intelsat Merger Agreement, for approximately $3.2 billion in cash consideration. Upon completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the Intelsat Acquisition Transactions, Intelsat General Corporation, referred to as IGen, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The Intelsat Acquisition Transactions are described in further detail below in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Intelsat Acquisition Transactions. This Quarterly Report relates to periods both prior to and after the acquisition of PanAmSat Holdco by Intelsat Bermuda, which was completed on July 3, 2006.

Our principal executive offices are located at 3400 International Drive, N.W., Washington, D.C. Our telephone number is (202) 944-6800.

FINANCIAL AND OTHER INFORMATION

Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars. Unless otherwise indicated, the financial information contained in this Quarterly Report has been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this Quarterly Report, the words “may,” “will,” “might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms and other similar expressions, are intended to identify forward-looking statements and information.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

SATELLITE NAME CHANGES

As indicated in the chart below, we recently renamed 11 of our satellites. Unless the context requires otherwise, references to satellites in this Quarterly Report refer to the new names which became effective on February 1, 2007.

Location	Previous Name	New Name Effective February 1, 2007	Acronym
58ºW	PAS-9	Intelsat 9	IS-9
45ºW	PAS-1R	Intelsat 1R	IS-1R
43ºW	PAS-3R	Intelsat 3R	IS-3R
43.1ºW	PAS-6B	Intelsat 6B	IS-6B
26.15ºE	PAS-5	Intelsat 5	IS-5
45ºE	PAS-12	Intelsat 12	IS-12
68.65ºE	PAS-7	Intelsat 7	IS-7
68.5ºE	PAS-10	Intelsat 10	IS-10
72ºE	PAS-4	Intelsat 4	IS-4
166ºE	PAS-8	Intelsat 8	IS-8
169ºE	PAS-2	Intelsat 2	IS-2

Item 1.	Financial Statements

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,021	$83,554
Receivables, net of allowance of $5,506 in 2006 and $8,595 in 2007	65,195	65,293
Due from affiliates	62,698	38,540
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	14,024	9,468
Deferred income taxes	28,520	28,542

Total current assets	346,467	225,397
Satellites and other property and equipment, net	1,828,710	1,855,057
Amortizable intangible assets, net	320,013	306,920
Non-amortizable intangible assets	1,116,600	1,116,600
Goodwill	3,742,674	3,740,141
Deferred charges and other assets, net	140,920	155,501

Total assets	$7,495,384	$7,399,616

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$53,133	$201,678
Accounts payable and accrued liabilities	65,986	40,848
Customer advances for satellite construction	41,543	33,741
Taxes payable	45,964	5,192
Employee related liabilities	54,566	37,487
Deferred satellite performance incentives	14,912	16,533
Accrued interest payable	71,821	63,850
Deferred gains and revenue	22,550	21,772

Total current liabilities	370,475	421,101
Long-term debt, net of current portion	3,448,192	3,285,310
Deferred satellite performance incentive obligations, net of current portion	99,427	95,480
Deferred revenue, net of current portion	16,789	15,297
Deferred income taxes	508,618	505,365
Accrued retirement benefits	31,759	29,890
Deferred credits and other	111,347	121,562

Total liabilities	4,586,607	4,474,005

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized, and 548 shares outstanding	—	—
Paid-in capital	2,908,666	2,910,034
Retained earnings	—	15,502
Accumulated other comprehensive income	111	75

Total shareholder’s equity	2,908,777	2,925,611

Total liabilities and shareholder’s equity	$7,495,384	$7,399,616

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007
Revenue:
Transponder services, satellite-related services and other	$210,237	$197,349
Revenue from affiliates	—	50,096
Outright sales and sales-type leases	2,992	—

Total revenue	213,229	247,445

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	33,211	37,325
Costs from affiliates	—	14,344
Selling, general and administrative expenses	16,634	34,717
Depreciation and amortization	69,758	72,497
Restructuring and transaction costs	1,880	4,550
(Gain) loss on undesignated interest rate swap	(13,240)	1,832

Total operating expenses	108,243	165,265

Income from operations	104,986	82,180
Interest expense, net	53,164	66,444
Other income, net	573	845

Income before income taxes	52,395	16,581
Income tax expense	15,371	4,333

Net income	$37,024	$12,248

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007
Cash flows from operating activities:
Net income	$37,024	$12,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,758	72,497
Provision for doubtful accounts	(2,119)	3,124
Deferred income taxes	14,721	—
Gain on disposal of assets	—	(358)
Stock compensation	—	288
Amortization of bond discount and issuance costs	5,225	81
(Gain) loss on undesignated interest rate swap	(13,240)	1,832
Other non-cash items	(489)	1,026
Changes in operating assets and liabilities:
Collections on investments in sales-type leases	5,501	—
Operating leases and other receivables	(9,098)	(2,864)
Prepaid expenses and other assets	7,530	2,895
Accounts payable and accrued liabilities	(32,429)	(18,025)
Due (from)/to affiliates	912	24,158
Accrued retirement benefits	—	(1,869)
Other long-term liabilities	13,428	5,837
Deferred gains and revenue	9,492	(2,270)

Net cash provided by operating activities	106,216	98,600

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(49,471)	(117,493)
Distribution from equity investment	902	—
Acquisitions, net of cash acquired	(377)	—

Net cash used in investing activities	(48,946)	(117,493)

Cash flows from financing activities:
Issuance of new debt	353	—
Repayments of long-term debt	(4,209)	(14,176)
New debt issuance costs	—	(1,500)
Dividends to shareholder	(49,007)	—
Funding of capital expenditures by customer	24,446	—
Repayments of funding of capital expenditures by customer	—	(21,660)
Principal payments on deferred satellite performance incentives	(2,824)	(2,326)

Net cash used in financing activities	(31,241)	(39,662)

Effect of exchange rate changes on cash and cash equivalents	123	88

Net change in cash and cash equivalents	26,152	(58,467)
Cash and cash equivalents, beginning of period	125,945	142,021

Cash and cash equivalents, end of period	$152,097	$83,554

Supplemental cash flow information:
Interest paid, net of amount capitalized	$67,198	$71,292
Income taxes paid (received), net	$(2,327)	$1,484
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	$21,876	$—

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of presentation

The accompanying consolidated financial statements of Intelsat Corporation, formerly known as PanAmSat Corporation (“Intelsat Corp” or the “Company”), and its subsidiaries have not been audited, but prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission. Unless the context otherwise requires or it is otherwise indicated within these consolidated financial statements, Intelsat Corporation and its subsidiaries are referred to as “Intelsat Corp”, “PanAmSat Corporation,” “PanAmSat,” the “Company,” “we,” “us” and “our”. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On July 3, 2006, the Company’s parent was acquired by Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) (see Note 2). The unaudited consolidated financial statements presented for the three months ended March 31, 2006 represent the “Predecessor” entity. The unaudited consolidated financial statements for the three months ended March 31, 2007 represent the “Successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity.

As a result of the Intelsat Acquisition Transactions (as defined below), certain accounting policies of the Company were changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on the Company’s consolidated financial statements. However, the change in accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting polices as service contracts did have, and is expected to have, a significant impact on the Company’s consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to assets acquired and liabilities assumed with the Intelsat Acquisition Transactions (as defined below), the allowance for doubtful accounts, pension and post-retirement benefits, the fair value of the interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. The Company is evaluating the impact that adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda (the “Intelsat Merger Agreement”) for approximately $3.2 billion in cash consideration. The merger in accordance with the Intelsat Merger Agreement (the “Merger Transaction”) and related transactions were funded through the incurrence of debt issued by Intelsat Bermuda, $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by the Company, referred to as the Corp 2016 Senior Notes, and cash on hand at the Company, Intelsat Bermuda and its subsidiaries. On July 3, 2006, the Company also amended its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for the revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the amended and restated Credit Agreement dated as of August 20, 2004, provided a $355.9 million Tranche A-3 Term loan with a six year maturity, a $1.6 billion Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity. These transactions and the Merger Transaction are referred to collectively as the Intelsat Acquisition Transactions.

Following completion of the Merger Transaction, Intelsat General Corporation (“IGen”), a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired G2 Satellite Solutions Corporation (“G2 Satellite Solutions”) a former subsidiary of the Company, which comprised its government services business, for cash consideration of $73.0 million. The financial results for the three months ended March 31, 2006 include operating results from G2 Satellite Solutions, while the results of operations following the sale exclude operating results from G2 Satellite

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to the Company on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, entered into a master intercompany services agreement (the “MISA”), pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. Although the effective date of the Merger Transaction and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transactions costs, which are recorded within the predecessor period of January 1, 2006 to July 1, 2006.

Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corporation were renamed as Intelsat Holding Corporation and Intelsat Corporation, respectively.

An allocation of the purchase price for the Merger Transaction was performed using information available and is based on estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. These estimates are based on available information and certain assumptions the Company considers reasonable and may be revised as additional information becomes available. These valuation estimates were derived in part by using the assistance of an independent appraiser. Any final adjustments may change the allocation of the purchase price which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change, including a change in the amount of goodwill recorded.

The asset and liability values acquired in the Merger Transaction are based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	87,106

Preliminary purchase price	3,255,307
Net liabilities of PanAmSat Holdco	272,963

Net equity acquired	$3,528,270

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Intelsat Acquisition Transactions included the purchase of the assets and liabilities of PanAmSat Holdco and the issuance of the Corp 2016 Senior Notes. PanAmSat Holdco had net liabilities of $247.6 million prior to the Merger Transaction. Fair market valuation adjustments of $25.4 million increased the net liability to $273.0 million, which reduced the purchase price of consolidated PanAmSat Holdco. The purchase price allocation of the assets and liabilities of the Company are as follows:

Fair Value of Net Assets Acquired
(in thousands)
Current assets acquired	$235,056
Satellites and other property and equipment	1,861,829
Intangible assets	1,473,800
Goodwill	3,794,572
Deferred charges and other assets	86,502
Assumed debt	(2,927,337)
Current liabilities less current portion of debt	(314,509)
Deferred tax liability	(485,963)
Other non-current liabilities	(195,680)

Total	$3,528,270

A reconciliation of the purchase price adjustments recorded in connection with the Intelsat Acquisition Transactions is presented below.

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of July 1, 2006		As of July 1, 2006
	(in thousands)
ASSETS
Current assets	$246,527	$(11,471)	$235,056
Satellites and other property, plant and equipment, net	1,946,616	(84,787)	1,861,829
Net investment in sales-type leases	62,150	(62,150)	—
Intangible assets, net	2,622	1,471,178	1,473,800
Goodwill	2,244,131	1,550,441	3,794,572
Deferred charges and other assets, net	292,274	(205,772)	86,502

Total assets	$4,794,320	$2,657,439	$7,451,759

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$16,717	$22,350	$39,067
Other current liabilities	321,178	(6,669)	314,509

Total current liabilities	337,895	15,681	353,576
Long-term debt, net of current portion	2,907,248	(18,978)	2,888,270
Other non-current liabilities	296,649	(100,969)	195,680
Deferred income taxes	25,353	460,610	485,963

Total liabilities	3,567,145	356,344	3,923,489
Total shareholder’s equity	1,227,175	2,301,095	3,528,270

Total liabilities and shareholder’s equity	$4,794,320	$2,657,439	$7,451,759

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Intelsat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and PanAmSat Opco. Of the approximately $3.2 billion cash purchase price, PanAmSat Holdco paid $975.0 million from proceeds received from debt issued to it by Intelsat Bermuda. None of the goodwill which arose in connection with the Intelsat Acquisition Transactions is deductible for tax purposes.

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the accounting policies of Intelsat, Ltd, the indirect parent of the Company. Revenue at the inception of a sales-type lease was previously recognized at the net present value of the future minimum lease payments. As cash payment from lessees were received during the life of a sales-type lease, the Company recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, sales-type leases are now recognized as service contracts.

Note 3    Stock-Based Compensation

(a) 1997 Stock Incentive Plan and 2004 Stock Option Plan

Prior to consummation of the Intelsat Acquisition Transactions, the Company had two stock-based employee compensation plans: the PanAmSat Corporation Long-Term Stock Incentive Plan (the “1997 Stock Plan”) which provided for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors; and the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the “2004 Stock Plan”) which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries.

No new awards were made under the 1997 Stock Plan or the 2004 Stock Plan during the three months ended March 31, 2006 and these plans were terminated in connection with the completion of the Intelsat Acquisition Transactions. On July 3, 2006, 762,372 options related to the 1997 Stock Plan and 4,139,415 options related to the 2004 Stock Plan were settled for cash. Certain senior executives who were offered, and accepted, employment with Intelsat after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their 2004 Stock Plan stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 PanAmSat Holdco options granted to these individuals under the PanAmSat Holdco 2004 Stock Plan were rolled over into share compensation arrangements relating to common shares of Intelsat Holdings, Ltd., the indirect parent of Intelsat Bermuda. As part of the Intelsat Acquisition Transactions, these executives received share-based compensation arrangements to purchase 16,055 shares in Intelsat Holdings.

(b) 2005 Share Plan

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares are reserved for grant to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards.

Certain employees of IGSC who were transferred to Intelsat Corp following the completion of the Intelsat Acquisition Transactions previously had been granted both time vesting and performance vesting restricted

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

shares under the 2005 Share Plan. The restricted share grants are liability classified under SFAS No. 123(R), Share-Based Payments (“SFAS 123R”). Following the employee transfer, Intelsat Corp has recorded compensation expense over the service period for the time vesting shares based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. No compensation expense was recorded for performance vesting shares since it was not probable that the performance criteria would be met.

Since awards made consisted of shares of Intelsat Corp’s indirect parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in Intelsat Corp’s consolidated financial statements. The Company recognized $5 of compensation costs during the three months ended March 31, 2007.

The employees were granted 107,139 restricted shares, of which 15,178 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of March 31, 2007, and the changes during the period from January 1, 2007 to March 31, 2007 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2007	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(5,291)	$2.15
Vested	(2,466)	$2.15

Total non-vested restricted shares at March 31, 2007	75,650	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 34 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 2013, at which time they will be forfeited if the performance criteria have not been met.

Following the Intelsat Acquisition Transactions, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a Change in Control, as defined in the 2005 Share Plan, and a termination without cause (as defined) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCA is not deemed to be granted under SFAS 123R. The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were paid in the first quarter of 2007. There was no remaining liability under either plan as of March 31, 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, Intelsat Corp assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts.

Generally, deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, and unvested amounts will be forfeited upon employee termination. As of March 31, 2007, approximately $4.7 million in deferred compensation remains payable with full vesting in June 2007, of which $4.0 million was recorded within accrued liabilities. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation, and $0.7 million was expensed for the three months ended March 31, 2007.

Note 4    Retirement Plans, Other Retiree Benefits and Deferred Compensation Plans

(a) Pension and Other Post-Retirement Benefits

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that are sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat medical plans liability would transfer for all participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat Board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse Intelsat Corp for a portion of the future cash contributions required.

It is not currently expected that any contributions to the pension plan during 2007 will be required. Furthermore, the Company does not expect to make any contributions to its post-retirement health insurance plan, which is an unfunded plan.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Net periodic pension benefits costs include the following components for the three months ended March 31, 2007:

Service cost	$809
Interest cost	4,440
Expected return on plan assets	(5,890)
Unrecognized prior service cost	(98)

Total benefit	$(739)

Net periodic other post-retirement benefit costs include the following components for the three months ended March 31, 2007:

Service cost	$238
Interest cost	104
Unrecognized gain	(19)

Total costs	$323

(b) Other Retirement Plans

Intelsat Corp maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for legacy Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $0.6 million and $1.5 million for the three months ended March 31, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of March 31, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Service charges:
Billed	$68,842	$72,277
Unbilled	1,859	16
Other	—	1,595
Allowance for doubtful accounts	(5,506)	(8,595)

Total	$65,195	$65,293

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 6    Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Satellites and launch vehicles	$1,761,422	$1,840,700
Information systems and ground segment	102,992	108,102
Buildings and other	83,432	84,772

Total cost	1,947,846	2,033,574
Less: accumulated depreciation	(119,136)	(178,517)

Total	$1,828,710	$1,855,057

Satellites and other property and equipment as of December 31, 2006 and March 31, 2007 included construction-in-progress of $335.3 million and $421.1 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $5.9 million and $7.3 million were capitalized during the three months ended March 31, 2006 and 2007, respectively.

The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that the contract may be terminated at the option of the Company, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise the right to obtain a replacement launch within a specified period following its request for re-launch.

Note 7    Investments

Horizons-1 and Horizons-2

The Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 is fully operational and owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income, net in the accompanying consolidated statements of operations, and was $0.1 million for the three months ended March 31, 2006 and 2007. The investment balance of $22.1 million and $22.2 million was included within other assets in the accompanying consolidated balance sheets as of December 31, 2006 and March 31, 2007, respectively.

Horizons-2 will build and launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be in service by late 2007. The total joint investment is expected to be approximately $215.5 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation of the Company to

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. The Company has therefore recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and March 31, 2007, the investment balance of $37.3 million and $40.6 million, respectively, is included within deferred charges and other assets and the Company has recorded a liability of $37.3 million, and $40.6 million as of December 31, 2006 and March 31, 2007, respectively, within the consolidated balance sheets in relation to the future funding of this investment in Horizons-2.

Note 8    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Backlog and other	$205,400	$205,400
Customer relationships	140,800	140,800

Subtotal	346,200	346,200
Less: accumulated amortization	(26,187)	(39,280)

Total	$320,013	$306,920

Backlog and customer relationships have estimated weighted average lives of approximately five years and eleven years, respectively. The Company recorded amortization expense of $0.3 million and $13.1 million for the three months ended March 31, 2006 and 2007, respectively.

The carrying amount of acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Goodwill	$3,742,674	$3,740,141
Orbital locations	$1,116,600	$1,116,600

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of March 31, 2007
	(in thousands)
Senior Secured Credit Facilities, due January 2014	$1,635,100	$1,631,012
Senior Secured Credit Facilities, due July 2012	355,910	347,012
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	16,220
9% Senior Notes due January 2016	575,000	575,000
6 3/8% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6 3/8% Senior Notes	(337)	(264)
6 7/8% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6 7/8% Senior Notes	(13,187)	(13,312)
8 1/2% Senior Notes due June 2012	1,190	—

Total long-term debt	3,501,325	3,486,988
Less: current portion of long-term debt	53,133	201,678

Total long-term debt, excluding current portion	$3,448,192	$3,285,310

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed rate long-term debt was revalued based on quoted market prices, resulting in a net increase of approximately $3.4 million. This net increase is being amortized as a reduction to interest expense over the remaining term of the notes. The amortization of the increase for the period January 1, 2007 to March 31, 2007 reduced interest expense by approximately $0.2 million.

In connection with the Intelsat Acquisition Transactions, the Company amended its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for each of the revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the amended and restated Credit Agreement dated as of August 20, 2004, provided a $355.9 million Tranche A-3 Term Loan with a six year maturity, a $1.6 billion Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six year maturity.

Under the terms of the credit agreement governing Intelsat Corp’s amended and restated senior credit facilities, the ability of the company to borrow under its revolving credit facility is subject to compliance by the Company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco, an indirect subsidiary of Intelsat, Ltd, has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $360.8 million as of March 31, 2007, and the availability under Intelsat Corp’s revolving credit facility was $195.5 million, subject to the aggregate availability restriction.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, the Company issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the Corp 2016 Senior

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Notes. The Company’s 9% Senior Notes due 2014, referred to as the Corp 2014 Senior Notes, require interest payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of the Company’s existing and certain subsequently acquired or organized domestic restricted subsidiaries. See Note 17—Supplemental Consolidating Financial Information below. As of March 31, 2007, $275.0 million of 10- and 30-year fixed rate notes remained outstanding. The outstanding principal balances, interest rates and maturity dates for these notes as of March 31, 2007 were $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

On March 16, 2007, $1.2 million outstanding 8 1/2% Senior Notes due 2012 were redeemed and paid-off.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swap

On March 14, 2005, the Company entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases. On March 31, 2007, the rate the Company would pay averaged 4.65% and the rate the Company would receive averaged 5.35%.

The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. The Company does not anticipate non-performance by the counterparties.

This interest rate swap hedges against the variability in interest payments that would result from a change in interest rates. In evaluating the changes in fair value of the underlying term loan with those of the interest rate swap to meet the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, this derivative instrument does not qualify for hedge accounting treatment in the Company’s consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. During the three months ended March 31, 2006 and 2007, the Company recorded a gain of $13.2 million and a loss of $1.8 million, respectively, as a result of the change in the fair value of the interest rate swap. As of March 31, 2007, an asset of $3.2 million representing the fair value of the swap at that date was included in other assets on the Company’s consolidated balance sheet.

Note 11    Income Taxes

The difference in the Company’s effective tax rate for the three months ended March 31, 2006 and 2007 is primarily the result of a reduction in the benefits claimed under the extraterrestrial income, or ETI, exclusion and non-deductible transaction costs in the 2006 period. These items are the primary drivers of the difference between the U.S. statutory income tax rate of 35% and the effective tax rates of 29.3% and 26.1% for the three months ended March 31, 2006 and 2007, respectively.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007, which resulted in a cumulative effect adjustment to its consolidated balance sheet. The Company decreased its tax reserves and increased retained earnings by $3.3 million related to the Company’s reserve for ETI exclusion and the Company reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within its consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and to the extent applicable, penalties accrued with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $20.4 million.

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit or review from time to time. The Company considers the United Kingdom and United States to be its significant tax jurisdictions. The Company’s U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004, while its U.K. subsidiaries are subject to audits for years after 2002.

Prior to August 20, 2004, Intelsat Corp joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relate.

The Company’s income tax provision, prior to and including the three month period ended March 31, 2007, includes estimates of potential tax expense for the possible reduction upon the Internal Revenue Service audit of the tax benefits the Company derived from a deduction for ETI and its predecessor regime (the Foreign Sales Corporation) as well as for the potential tax expense that may arise from an adverse outcome from any foreign tax withholding issues. For all periods prior to and including the three months ended March 31, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including Foreign Sales Corporation and ETI issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

Tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India remain outstanding. The total amount assessed for all periods from

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

March 31, 1996 through March 31, 2004 is approximately $73.2 million. The Company is contesting the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. If the decision were not appealed or is ultimately upheld on appeal, this decision would resolve the dispute at issue in favor of the Company. The Company has been informed that the tax authorities have appealed this decision to the High Court. In April 2007, the Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities had reached an agreement with respect to all assessed tax years under the mutual agreement procedures of the U.S./Indian Double Taxation Treaty. Although the Company has not formally settled its outstanding claims with the Indian tax authorities, it is the Company’s intent to do so in the amount agreed by the U.S. and Indian Competent Authorities. As a result of this agreement, the Company reduced its tax reserves by $28.4 million, tax indemnification receivable from The DIRECTV Group by $22.8 million, tax receivable by $2.1 million and goodwill by $3.6 million during the three months ended March 31, 2007.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include the historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions. Total restructuring and transaction costs were $1.9 million and $4.6 million for the three months ended March 31, 2006 and 2007, respectively.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $8.7 million as of December 31, 2006 and March 31, 2007, respectively, remained unpaid and will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration, the Company has an approved workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. Approximately $1.9 million and $4.6 million of operating expenses in the consolidated statements of operations in relation to these plans were recorded during the three months ended March 31, 2006 and 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The following table summarizes the recorded accruals and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$17.0	$25.8
Restructuring charges	—	4.6	4.6
Non-cash items	0.2	0.3	0.5
Net cash payments	(0.3)	(6.6)	(6.9)

Balance at March 31, 2007	$8.7	$15.3	$24.0

The Company expects to incur additional expenses of $3.2 million related to severance and retention and expects additional expenses for workforce relocation during 2007 and 2008 as part of the Intelsat Acquisition Transactions related workforce plan. No additional expenses related to its facilities restructuring plans are expected to be incurred.

Note 13    Contingencies

(a) Insurance

As of March 31, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $270.0 million, which had an aggregate net book value of $342.8 million. The Company has 21 uninsured satellites in orbit as of March 31, 2007. Of the insured satellites, as of March 31, 2007, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with bi-propellant fuel for approximately ten years as of March 31, 2007.

An uninsured failure of one or more satellites could have a material adverse effect on the Company’s financial condition and results of operations. In addition, higher premiums on insurance policies will increase the Company’s costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

(c) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the Company’s IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Letters of credit of $54.5 million were outstanding at March 31 2007, which primarily relate to the India tax issue noted above.

Note 14    Business and Geographic Segment Information

Following the consummation of the Intelsat Acquisition Transactions, the Company now operates in a single industry segment, in which it provides satellite services to its communications customers around the world. As such, segment disclosures are no longer required and are therefore not included for any of the periods presented.

Revenue by region is based on the locations of customers to which services are billed. Intelsat Corp’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Revenue from affiliates is included in North America. Of Intelsat Corp’s remaining assets, substantially all are located in the United States.

Regional designation for revenue backlog has been conformed to Intelsat Ltd.’s policy, and, as such, revenue by region is now based on the locations of customers to which services are billed. The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy was as follows:

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007
North America	62%	61%
Latin America and Caribbean	15%	15%
Africa and Middle East	9%	10%
Asia Pacific	8%	8%
Europe	6%	6%

In the three months ended March 31, 2006 and 2007, approximately 7% and 9%, respectively, of Intelsat Corp’s revenue was derived from its largest customer. For the three months ended March 31, 2006 and 2007, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Three months ended March 31, 2006		Three months ended March 31, 2007
	(in thousands, except percentages)
Transponder services	$188,250	88%	$180,116	73%
Managed solutions	19,009	9%	11,433	5%
Mobile satellite services and other	5,970	3%	5,800	2%

Subtotal	213,229	100%	197,349	80%
Revenue from affiliates	—	—	50,096	20%

Total	$213,229	100%	$247,445	100%

Note 15    Related Party Transactions

(a) Transactions with Affiliates

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. Substantially all of the

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

direct and indirect subsidiaries of Intelsat Holdings, Ltd. following the Intelsat Acquisition Transactions entered into the MISA pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

During the three months ended March 31, 2007, the Company recorded approximately $12.0 million of revenue related to capacity purchased from Intelsat Corp and its subsidiaries by other subsidiaries of Intelsat Holdings, Ltd. The Company also recorded revenue of approximately $38.1 million related to services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat Holdings, Ltd. in accordance with the MISA, and recognized $14.3 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses during the three months ended March 31, 2007. As of March 31, 2007, the Company has a net receivable of $38.5 million from other subsidiaries of Intelsat Holdings, Ltd. outstanding.

(b) Other Related Party Transactions

Intelsat Corp has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7—Investments). During the three months ended March 31, 2006 and 2007, the Company recorded expenses of approximately $1.0 million for each of the periods in relation to the lease of such Ku-band satellite capacity. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. During the three months ended March 31, 2006 and 2007, the Company recorded revenue of approximately $0.2 million.

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for the launch of Intelsat’s IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed.

(c) Related Party Services

Hughes Communications, Inc. (“Hughes Communications”), and Hughes Network Systems, LLC (“HNS”), became related parties to the Company following the Merger Transaction. Apollo Management, L.P., one of the Company’s significant indirect stockholders, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of the Company’s largest network services customers. The Company recorded approximately $18.1 million of revenue during the three months ended March 31, 2007 for satellite capacity and other services provided to HNS and had a receivable from HNS of approximately $7.3 million as of March 31, 2007. Two members of Intelsat, Ltd.’s board of directors, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

Note 16    Dividends

Prior to the closing of the Intelsat Acquisition Transactions on July 3, 2006, a substantial portion of the cash generated by the Company’s business in excess of operating expenses and working capital requirements, interest and principal payments on indebtedness and capital expenditures was distributed to the Company’s stockholders. Upon completion of the Intelsat Acquisition Transactions, the prior dividend policy was suspended. The Company anticipates that it may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of its direct and indirect corporate parents.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On March 16, 2006, the Company’s board of directors declared a dividend to PanAmSat Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, the Company recorded dividends of $7.0 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006.

On December 14, 2005, the Company’s board of directors declared a dividend to PanAmSat Holdco of approximately $47.5 million, which was paid on January 13, 2006. Also in December 2005, the Company recorded dividends of $4.5 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006.

Note 17    Supplemental Consolidating Financial Information

Corp 2014 and 2016 Senior Notes

The Corp 2014 Senior Notes and the Corp 2016 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries of the Company. The following disclosures reflect the Condensed Consolidating Financial Information for the periods presented.

The Corp 2014 Senior Notes and Corp 2016 Senior Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each existing and certain subsequently acquired or organized domestic restricted subsidiaries (the “Subsidiary Guarantors”). As a result, the Company is required to present condensed consolidating financial information for the Company and the Subsidiary Guarantors within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

Separate financial statements of Intelsat Corporation and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings of subsidiaries.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$61,387	$920	$21,247	$—	$83,554
Receivables, net	57,514	1,616	6,163	—	65,293
Due from affiliates	—	1,172,694	8,936	(1,143,090)	38,540
Prepaid expenses and other current assets	8,800	—	668	—	9,468
Deferred income taxes	28,456	—	86	—	28,542

Total current assets	156,157	1,175,230	37,100	(1,143,090)	225,397

Satellites and other property and equipment, net	574,379	1,200,229	80,449	—	1,855,057
Amortizable intangible assets, net	20,985	285,935	—	—	306,920
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,740,141	—	—	—	3,740,141
Deferred charges and other assets, net	150,538	1,237	3,726	—	155,501
Intercompany loan receivable	898,657	—	—	(898,657)	—
Investment in affiliates and subsidiaries	2,312,167	—	—	(2,312,167)	—

Total assets	$7,853,024	$3,779,231	$121,275	$(4,353,914)	$7,399,616

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$201,678	$—	$—	$—	$201,678
Due to affiliates	1,118,219	—	—	(1,118,219)	—
Accounts payable and accrued liabilities	115,240	267	1,761	—	117,268
Deferred satellite performance incentives	15,881	—	652	—	16,533
Accrued interest payable	63,668	18,641	6,412	(24,871)	63,850
Deferred gains and revenue	20,568	1,024	180	—	21,772

Total current liabilities	1,535,254	19,932	9,005	(1,143,090)	421,101

Long-term debt, net of current portion	3,285,310	—	—	—	3,285,310
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentives obligations, net of current portion	89,220	(42)	6,302	—	95,480
Deferred revenue, net of current portion	14,475	822	—	—	15,297
Deferred income taxes	(146,653)	644,185	7,833	—	505,365
Accrued retirement benefits	29,890	—	—	—	29,890
Deferred credits and other	119,917	1,425	220	—	121,562

Total liabilities	4,927,413	1,506,322	82,017	(2,041,747)	4,474,005

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,925,611	2,272,909	39,258	(2,312,167)	2,925,611

Total shareholder’s equity	2,925,611	2,272,909	39,258	(2,312,167)	2,925,611

Total liabilities and shareholder’s equity	$7,853,024	$3,779,231	$121,275	$(4,353,914)	$7,399,616

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$—	$7,929	$—	$142,021
Receivables, net	58,735	3,673	2,787	—	65,195
Due from affiliates	557,015	1,572,248	21,041	(2,087,606)	62,698
Prepaid expenses and other current assets	45,279	37	2,717	—	48,033
Deferred income taxes	28,434	—	86	—	28,520

Total current assets	823,555	1,575,958	34,560	(2,087,606)	346,467

Satellites and other property and equipment, net	494,234	1,251,783	82,693	—	1,828,710
Amortizable intangible assets, net	24,027	295,986	—	—	320,013
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,742,674	—	—	—	3,742,674
Deferred charges and other assets, net	136,002	1,262	3,656	—	140,920
Intercompany loan receivable	898,657	—	—	(898,657)	—
Investment in affiliates and subsidiaries	2,274,387	—	—	(2,274,387)	—

Total assets	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$53,133	$—	$—	$—	$53,133
Due to affiliates	1,562,677	478,514	3,199	(2,044,390)	—
Accounts payable and accrued liabilities	206,009	115	1,935	—	208,059
Deferred satellite performance incentives	14,397	—	515	—	14,912
Accrued interest payable	71,821	38,111	5,105	(43,216)	71,821
Deferred gains and revenue	21,456	1,068	26	—	22,550

Total current liabilities	1,929,493	517,808	10,780	(2,087,606)	370,475

Long-term debt, net of current portion	3,448,192	—	—	—	3,448,192
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentives obligations, net of current portion	92,988	—	6,439	—	99,427
Deferred revenue, net of current portion	15,967	822	—	—	16,789
Deferred income taxes	(143,400)	644,185	7,833	—	508,618
Accrued retirement benefits	31,759	—	—	—	31,759
Deferred credits and other	109,760	1,370	217	—	111,347

Total liabilities	5,484,759	2,004,185	83,926	(2,986,263)	4,586,607

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,908,777	2,237,404	36,983	(2,274,387)	2,908,777

Total shareholder’s equity	2,908,777	2,237,404	36,983	(2,274,387)	2,908,777

Total liabilities and shareholder’s equity	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$212,313	$158,892	$10,136	$(183,992)	$197,349
Revenue from affiliates	50,096	—	—	—	50,096

Total revenue	262,409	158,892	10,136	(183,992)	247,445

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	198,142	21,299	1,876	(183,992)	37,325
Costs from affiliates	14,344	—	—	—	14,344
Selling, general and administrative expenses	31,933	1,285	1,499	—	34,717
Depreciation and amortization	8,624	61,629	2,244	—	72,497
Restructuring and transaction costs	4,454	—	96	—	4,550
Loss on undesignated interest rate swap	1,832	—	—	—	1,832

Total operating expenses	259,329	84,213	5,715	(183,992)	165,265

Income from operations	3,080	74,679	4,421	—	82,180
Interest expense, net	46,557	18,674	1,213	—	66,444
Other income, net	696	—	149	—	845

Income (loss) before income taxes	(42,781)	56,005	3,357	—	16,581
Income tax expense (benefit)	(17,249)	20,498	1,084	—	4,333
Equity in earnings of subsidiaries	37,780	—	—	(37,780)	—

Net income	$12,248	$35,507	$2,273	$(37,780)	$12,248

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$196,489	$228,173	$7,381	$(221,806)	$210,237
Outright sales and sales-type leases	2,992	—	—	—	2,992

Total revenue	199,481	228,173	7,381	(221,806)	213,229

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	208,311	45,716	990	(221,806)	33,211
Selling, general and administrative expenses	13,438	1,385	1,811	—	16,634
Depreciation and amortization	6,367	61,662	1,729	—	69,758
Restructuring and transaction costs	1,880	—	—	—	1,880
Gain on undesignated interest rate swap	(13,240)	—	—	—	(13,240)

Total operating expenses	216,756	108,763	4,530	(221,806)	108,243

Income from operations	(17,275)	119,410	2,851	—	104,986
Interest expense, net	34,595	18,631	(62)	—	53,164
Other income (expense), net	(269)	(20)	862	—	573

Income (loss) before income taxes	(52,139)	100,759	3,775	—	52,395
Income tax expense (benefit)	(17,780)	32,699	452	—	15,371
Equity in earnings of subsidiaries	71,383	—	—	(71,383)	—

Net income	$37,024	$68,060	$3,323	$(71,383)	$37,024

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$84,323	$964	$13,313	$—	$98,600

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(117,493)	—	—	—	(117,493)

Net cash used in investing activities	(117,493)	—	—	—	(117,493)

Cash flows from financing activities:
New debt issuance costs	(1,500)	—	—	—	(1,500)
Repayments of long-term debt	(14,176)	—	—	—	(14,176)
Repayments of funding of capital expenditures by customer	(21,660)	—	—	—	(21,660)
Principal payments on deferred satellite performance incentives	(2,284)	(42)	—	—	(2,326)

Net cash used in financing activities	(39,620)	(42)	—	—	(39,662)

Effect of exchange rate changes on cash and cash equivalents	85	(2)	5	—	88

Net change in cash and cash equivalents	(72,705)	920	13,318	—	(58,467)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$61,387	$920	$21,247	$—	$83,554

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$104,574	$456	$1,186	$—	$106,216

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(48,707)	(764)	—	—	(49,471)
Distribution from equity investment	902	—	—	—	902
Acquisitions and divestitures, net of cash acquired/paid	(391)	14	—	—	(377)

Net cash used in investing activities	(48,196)	(750)	—	—	(48,946)

Cash flows from financing activities:
Issuance of new debt	—	353	—	—	353
Repayments of long-term debt	(4,150)	(59)	—	—	(4,209)
Dividends to shareholder	(49,007)	—	—	—	(49,007)
Funding of capital expenditures by customer	24,446	—	—	—	24,446
Principal payments on deferred satellite performance incentives	(2,824)	—	—	—	(2,824)

Net cash provided by (used in) financing activities	(31,535)	294	—	—	(31,241)

Effect of exchange rate changes on cash	123	—	—	—	123

Net change in cash and cash equivalents	24,966	—	1,186	—	26,152
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$146,147	$—	$5,950	$—	$152,097

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the Intelsat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions, as defined below, on July 3, 2006, our indirect parent company, Intelsat, Ltd., is the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Intelsat, Ltd.’s global communications network includes 52 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We believe that Intelsat, Ltd. has the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. This satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our managed solutions.

Impact of the Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as the Intelsat Merger Agreement, for approximately $3.2 billion in cash consideration. The merger in accordance with the Intelsat Merger Agreement, referred to as the Merger Transaction, and the related transactions were funded through the incurrence of debt issued by Intelsat Bermuda, $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by Intelsat Corp, referred to as the Corp 2016 Senior Notes, and cash on hand at Intelsat Bermuda and its subsidiaries. In addition, PanAmSat Opco amended and restated its existing senior secured credit facilities. We refer to these transactions and the Merger Transaction collectively as the Intelsat Acquisition Transactions.

Following completion of the Merger Transaction, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda, referred to as IGen, acquired our former subsidiary, G2 Satellite Solutions Corporation, referred to as G2 Satellite Solutions, which comprised our government services business, for cash consideration of $73.0 million. Our financial results for the three months ended March 31, 2006 included operating results from G2 Satellite Solutions while our results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us on July 3, 2006 pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Prior to and immediately after the Intelsat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans in an aggregate principal amount at the time of borrowing equal to approximately $1.3 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price for the Merger Transaction and to fund the purchase of substantially all of the outstanding PanAmSat Holdco 10 3/8% Senior Discount Notes due 2014 tendered in a tender offer completed on July 3, 2006 in connection with the Intelsat Acquisition Transactions.

As a result of the Intelsat Acquisition Transactions, our accounting for sales-type leases was changed to conform to the accounting policies of our indirect parent, Intelsat, Ltd. We previously recognized as revenue at the inception of a sales-type lease the net present value of the future minimum lease payments. As cash payment from lessees were received during the life of a sales-type lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, sales-type leases are now recognized as service contracts. Certain of our other accounting policies have also been changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006. Furthermore, the purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates of fair value, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Intelsat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense will increase significantly. Also, our interest expense will increase due to the interest on the Corp 2016 Senior Notes.

We have identified various cost saving initiatives that have been or will be implemented in connection with and following the closing of the Intelsat Acquisition Transactions. These initiatives include workforce reductions and related salary and benefit savings, insurance cost savings, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe the combined company can realize approximately $92 million in estimated annual net operating cost savings in the near to medium term resulting from the Intelsat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180 million in one-time expenditures, including $40 to $45 million in capital expense. Approximately $35 million of these costs were incurred by PanAmSat prior to the closing of the Intelsat Acquisition Transactions. The remainder of these costs for the combined company are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

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

Results of Operations

Three Months Ended March 31, 2006 and 2007

The classification of revenue by product group during the three months ended March 31, 2006 has been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation. Also, following the consummation of the Intelsat Acquisition Transactions, which included the sale of G2 Satellite Solutions to IGen, as discussed above, we now operate in a single industry segment. As such, segment disclosures are no longer required and therefore are not included for any of the periods presented.

The following table sets forth our comparative statements of operations for the three months ended March 31, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue:
Transponder services, satellite services and other	$210,237	$197,349	$(12,888)	(6)%
Revenue from affiliates	—	50,096	50,096	NM
Outright sales and sales-type leases	2,992	—	(2,992)	(100)

Total revenue	213,229	247,445	34,216	16

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	33,211	37,325	4,114	12
Costs from affiliates	—	14,344	14,344	NM
Selling, general and administrative expenses	16,634	34,717	18,083	109
Depreciation and amortization	69,758	72,497	2,739	4
Restructuring and transaction costs	1,880	4,550	2,670	142
(Gain) loss on undesignated interest rate swap	(13,240)	1,832	(15,072)	114

Total operating expenses	108,243	165,265	57,022	53

Income from operations	104,986	82,180	(22,806)	22
Interest expense, net	53,164	66,444	13,280	25
Other income, net	573	845	272	47

Income before income taxes	52,395	16,581	(35,814)	(68)
Income tax expense	15,371	4,333	(11,038)	(72)

Net income	$37,024	$12,248	$24,776	67%

Revenue

Revenue increased by $34.2 million, or 16%, to $247.4 million for the three months ended March 31, 2007 from $213.2 million for the three months ended March 31, 2006.

Revenue from transponder services, satellite services and other decreased by $15.9 million, with transponder services, managed solutions and mobile satellite services and other revenue decreasing by $8.1 million, $7.6 million and $0.2 million, respectively. The following table sets forth our revenue by service type, and the percentage of our revenue represented by each service type, for the three months ended March 31, 2006 and 2007:

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$188,250	$180,116	$(8,134)	(4)%
Managed solutions	19,009	11,433	(7,576)	(40)
Mobile satellite services and other	5,970	5,800	(170)	(3)

Subtotal	213,229	197,349	(15,880)	(7)
Revenue from affiliates	—	50,096	50,096	NM

Total	$213,229	$247,445	$34,216	16%

The decrease in our revenue excluding revenue from affiliates compared to the three months ended March 31, 2006 was primarily due to the sale of our G2 Satellite Solutions business as part of the Intelsat Acquisition Transactions. These decreases included $6.4 million in transponder services revenue, $5.2 million in managed solutions revenue and $1.3 million in mobile satellite services and other revenue. We also had a decrease of $3.0 million in revenue from outright sales and sales-type leases due to the elimination of this revenue classification as a result of the conforming accounting policy change following the completion of the Intelsat Acquisition Transactions, as discussed above.

Revenue from affiliates of $50.1 million reflected new revenue related to intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the MISA, which was entered into in connection with the Intelsat Acquisition Transactions. The revenue earned from the MISA was in part reflective of the increased costs incurred in connection with services provided by the employees transferred to Intelsat Corp under the Employee Transfer Agreement, as noted below in Direct Costs of Revenue and in Selling, General and Administrative Expenses, as well as additional costs incurred by Intelsat Corp and charged to affiliates in accordance with the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased $4.1 million, or 12%, to $37.3 million for the three months ended March 31, 2007 from $33.2 million for the three months ended March 31, 2006. The increase in direct costs was due primarily to increases of $7.9 million in staff expenses, $1.9 million in occupancy expenses and $0.5 million in increased travel, driven largely by the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that directly support our satellite operations and operations of other subsidiaries of Intelsat, Ltd. Additional increases in earth station operation expenses of $5.0 million were offset by $9.2 million in lower third party cost of sales primarily as a result of the sale of G2 Satellite Solutions and $1.6 million in lower insurance costs due to the expiration of certain policies and changes in the combined company’s policy regarding satellite insurance.

Costs from Affiliates

The increase in costs from affiliates was due to $14.3 million of costs recorded during the three months ended March 31, 2007 in accordance with the MISA, for services provided by other subsidiaries of Intelsat, Ltd. to Intelsat Corp and its subsidiaries. These services were primarily related to ground facilities, engineering services and other services performed in connection with the operation of Intelsat Corp’s satellites, along with sales and administrative services provided to Intelsat Corp by other subsidiaries of Intelsat, Ltd. Intelsat Corp records revenue for administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.1 million, or 109%, to $34.7 million for the three months ended March 31, 2007 from $16.6 million for the three months ended March 31, 2006. The increase in selling, general and administrative expenses was primarily due to the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that support our selling and administrative functions and similar functions for other subsidiaries of Intelsat, Ltd., increasing staff expenses by $6.8 million. Professional fees increased $6.6 million to support the integration of the businesses and transaction and financing related activity during the first quarter of 2007. Additional increases in bad debt expenses between 2006 and 2007 were related to an increase in delinquent payments from certain customers.

Depreciation and Amortization

Depreciation and amortization expense increased $2.7 million, or approximately 4%, to $72.5 million for the three months ended March 31, 2007 from $69.8 million for the three months ended March 31, 2006. This increase in depreciation and amortization was primarily the result of an increase in amortization expense of $12.8 million resulting from new customer lists and additional backlog obtained in the Intelsat Acquisition Transactions and a decrease in depreciation expense of $10.1 million for satellites and other assets due to their revaluation in connection with the Intelsat Acquisition Transactions.

Restructuring and Transaction Costs

Restructuring and transaction expense increased $2.7 million, or approximately 142%, to $4.6 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. This increase was due to higher expenses relating to integration and retention costs incurred in connection with the Intelsat Acquisition Transactions.

Gain (Loss) on Undesignated Interest Rate Swap

As of September 30, 2005, we completed our effectiveness assessment in relation to our $1.25 billion interest rate swap agreement. As a result of the assessment, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). As a result, the interest rate swap has been undesignated since the third quarter of 2005. The change in the fair value of the interest rate swap asset was recorded as a gain of $13.2 million on undesignated interest rate swap in our consolidated statement of operations for the three months ended March 31, 2006 and a loss of $1.8 million for the three months ended March 31, 2007.

Income from Operations

Our income from operations was $82.2 million for the three months ended March 31, 2007 compared to $105.0 million for the three months ended March 31, 2006. This decrease of $22.8 million was due to a decrease in revenue from transponder services, satellite-related services and other, combined with an increase in costs relating to costs from affiliates that did not occur in the comparable prior period; increased selling, general and administrative expenses due to the transfer to Intelsat Corp of employees from other subsidiaries of Intelsat, Ltd; restructuring and transactions costs relating to the Intelsat Acquisition Transactions, and a loss on undesignated interest rate swap in the three months ended March 31, 2007 as compared to a gain on undesignated interest rate swap in the three months ended March 31, 2006. These increases in costs were partially offset by an increase in revenue from affiliates that did not exist in the comparable prior period.

Interest Expense, Net

We incurred $66.4 million of net interest costs during the three months ended March 31, 2007. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and less interest income. Interest expense, net, increased $13.3 million, or 25%, from $53.2 million for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 increased compared with the same period in 2006 due to higher total outstanding indebtedness and higher average interest rates in relation to our senior secured credit facilities. The increase in debt was a result of the issuance of $575.0 million of the Corp 2016 Senior Notes in connection with completion of the Intelsat Acquisition Transactions. In addition, $7.3 million of interest was capitalized during the three months ended March 31, 2007 as compared to $5.9 million during the three months ended March 31, 2006.

Income Taxes

Our provision for income taxes decreased by $11.0 million to $4.3 million for the three months ended March 31, 2007 from $15.4 million for the three months ended March 31, 2006. The decrease in expense was mainly due to the decrease in income before income taxes in the three months ended March 31, 2007 as a result of the items described above offset by a decrease in the extraterritorial income exclusion tax benefit due in part to changes in the extraterritorial income regime.

The effective income tax rate for the three months ended March 31, 2007 was approximately 26% as compared to approximately 29% for the three months ended March 31, 2006. The change in the effective rate from 2006 to 2007 was primarily driven by the reduction in income, partially offset by the tax benefits under the extraterritorial income regime.

EBITDA

EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income to EBITDA for the three months ended March 31, 2006 and 2007 is as follows:

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007
	(in thousands)
Net income	$37,024	$12,248
Add:
Interest expense, net	53,164	66,444
Income tax expense	15,371	4,333
Depreciation and amortization	69,758	72,497

EBITDA	$175,317	$155,522

EBITDA of $155.5 million for the three months ended March 31, 2007 reflected a decrease of $19.8 million, or 11%, from $175.3 million for the three months ended March 31, 2006. The decrease was primarily attributable to a gain on undesignated interest rate swap of $13.2 million in 2006 compared to a $1.8 million loss in 2007 due to fluctuations in market conditions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $98.6 million for the three months ended March 31, 2007 reflected a decrease of $7.6 million, or 7%, from $106.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was comprised principally of $12.2 million in net income, $72.5 million in depreciation and amortization, and cash flows from operating assets and liabilities of $7.9 million. As compared to the three months ended March 31, 2006, cash flows from operations declined due to lower net income of $24.8 million, partially offset by an increase of $12.5 million in cash generated by operating assets and liabilities.

Net cash used in investing activities increased $68.5 million to $117.5 million for the three months ended March 31, 2007 from $48.9 million for the three months ended March 31, 2006. This increase was primarily due to capital expenditures. Capital expenditures increased $68.0 million in the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to an increase in satellite capital expenditures related to our satellites currently under construction.

Net cash used in financing activities increased $8.4 million to $39.7 million for the three months ended March 31, 2007 from $31.2 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, we paid dividends to PanAmSat Holdco of $49.0 million. During the three months ended March 31, 2007, we repaid $21.7 million of prior funding for capital expenditures by a customer, repaid $14.2 million of long-term debt under our senior secured credit facility and repaid deferred satellite performance incentive obligations of $2.3 million. In the same period in 2006, we received funding for capital expenditures from a customer of $24.4 million, repaid $4.2 million of long-term debt under our senior secured credit facility and repaid incentive obligations of $2.8 million.

Receivables

Our net receivables totaled $65.2 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $70.7 million. The remaining balance represented the allowance for doubtful accounts. Our net receivables totaled $65.3 million at March 31, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $72.3 million. The remaining balance represented the allowance for doubtful accounts and other receivables.

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

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA and EBITDA to net income and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

	Predecessor Entity	Successor Entity
	Three months ended March 31, 2006	Three months ended March 31, 2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$106,216	$98,600
Depreciation and amortization	(69,758)	(72,497)
Provision for doubtful accounts	2,119	(3,124)
Deferred income taxes	(14,721)	—
Gain on disposal of assets	—	358
Stock compensation	—	(288)
Amortization of bond discount and issuance costs	(5,225)	(81)
Gain (loss) on undesignated interest rate swap	13,240	(1,832)
Other non-cash items	489	(1,026)
Changes in operating assets and liabilities, net of acquired assets and liabilities	4,664	(7,862)

Intelsat Corp net income	37,024	12,248
Add:
Interest expense, net	53,164	66,444
Income tax expense	15,371	4,333
Depreciation and amortization	69,758	72,497

EBITDA	175,317	155,522
Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Adjustment of sales-type leases to operating leases (a)	5,501	—
Restructuring and transaction costs (b)	1,880	4,550
(Gain) loss on undesignated interest rate swap (c)	(13,240)	1,832
Non-recurring and other non-cash items (d)	368	3,649

Intelsat Corp Adjusted EBITDA	$169,826	$165,553

(a)	For the three months ended March 31, 2006, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against principal balance outstanding. These amounts would have been recorded as operating lease revenue if the related agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which the cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.
(b)	Restructuring charges represent severance costs, leasehold termination costs, facility closure costs and/or integration costs.
(c)	(Gain) loss on undesignated interest rate swap represents the non-cash (income) expense recognized in connection with the change in the fair value of the interest rate swap asset.
(d)	For the three months ended March 31, 2006, non-recurring and other non-cash items primarily consisted of (i) $0.4 million of non-cash amortization of acquisition-related costs, (ii) $0.1 million of loss on disposal of property and equipment and (iii) $0.1 million of non-cash compensation expense, partially offset by $0.1 million of non-cash amortization related to a customer guarantee. For the three months ended March 31, 2007, non-recurring and other non-cash items primarily consisted of (i) $4.9 million of non-recurring integration costs and (ii) $0.9 million of Horizons lease expense, partially offset by $0.9 million of non-cash amortization related to a fair value adjustment, $0.7 million of non-recurring compensation, $0.4 million of gain on disposal of property and equipment and $0.3 million of other non-cash items.

We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Intelsat Corp Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and our Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Our Intelsat Corp Adjusted EBITDA should not be considered as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

Funding Sources and Uses

We expect our most significant cash outlays in the next twelve months to be debt service on our outstanding debt and capital expenditures. We intend to fund these requirements through cash on hand, cash provided by operating activities, and intercompany borrowings. Additionally, we have borrowing availability under our senior secured credit facilities. In addition, we anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents.

The Intelsat Acquisition Transactions were financed by the incurrence of significant debt, including the issuance of $575.0 million of Corp 2016 Senior Notes, which increased our interest expense. Also in connection with the Intelsat Acquisition Transactions, PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement was further amended on January 19, 2007, as described above in “—Overview—Impact of the Refinancing”. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. As of March 31, 2007, we had outstanding letters of credit of $54.5 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $195.5 million at March 31, 2007, however, the aggregate availability under Intelsat Corp’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $360.8 million as of March 31, 2007.

On March 16, 2007, we redeemed and paid off our $1.2 million outstanding 8 1/2% Senior Notes due 2012.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $4.3 billion as of December 31, 2006 and March 31, 2007. This backlog and the predictable level of non-cash depreciation expense in the FSS sector reduce the volatility of the net cash provided by operating activities more than would be typical for a firm outside our industry.

Satellite Construction and Launch Obligations

As of December 31, 2006, we had approximately $127.8 million of expenditures remaining under existing satellite construction contracts and $101.9 million remaining under existing satellite launch contracts. Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches.

During the three months ended March 31, 2007, we entered into agreements for satellite construction and launch services. In January 2007, we entered into an agreement for the construction of the IS-14 satellite, which will serve as a replacement for IS-1R. In February 2007, we converted a contingent replacement satellite option for IS-11 into a firm satellite construction contract for the IS-11GS, a ground spare satellite, which will be used as a replacement for the IS-6B in the event of an IS-11 launch failure. In March 2007, we entered into a launch services contract for the launch of the IS-11 satellite, currently scheduled for the third quarter of 2007. Additionally, in March 2007, we entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, we agreed to pay Horizons-2 $14.7 million for amounts paid to date and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will either be used for the launch of Intelsat’s IS-15 satellite or as a replacement launch vehicle should existing launch services under contract be delayed. The aggregate commitment associated with these contracts is $309.9 million. During the three months ended March 31, 2007, we made milestone payments of $125.7 million primarily related to our repayment of customer funded capital expenditures and our G-17 satellite launch. As of March 31, 2007, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Capital Expenditures

Our capital expenditures depend on our business strategies and seek to respond to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the three months ended March 31, 2007 included $117.7 million for capital expenditures. We recently updated our capital expenditure plans in response to improving market conditions and a supply chain disruption with regard to satellite launch services. As a result, following the launch of Galaxy 17 described below, we currently have orders for five satellites, which will be built over a period of two years and two of which will be launched by the end of 2007. For the remainder of 2007, we expect our remaining capital expenditures to be approximately $249.4 million, mostly related to the construction and launch activities of the five satellites on order and the recently launched Galaxy 17 satellite and $28.6 million in integration related activities, but excluding approximately $31.5 million of projected capitalized performance incentives. We intend to fund these requirements through cash on hand, cash provided by operating activities, intercompany borrowings and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. The satellite will replace our G-11 satellite and will initially operate from 74 degrees west longitude and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees west longitude and will serve North American cable and broadcasting customers. The satellite is expected to enter into service in the third quarter of 2007.

Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We use derivative instruments only for hedging purposes. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through the selection of only the most creditworthy counterparties and thorough legal review of contracts.

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt.

Cash Flow Hedges

We may enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed rate.

As of March 31, 2007, we held a cash flow interest rate swap with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the floating rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On March 31, 2007, the rate we would pay averaged 4.65% and the rate we would receive averaged 5.35%.

This derivative instrument does not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. Based on market prices on March 31, 2007, a one percentage point change in interest rates would result in a decrease in the fair value of this instrument by $20.4 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. For the three months ended March 31, 2007, our Brazilian customers represented approximately 3% of our third-party revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

We adopted FIN 48 on January 1, 2007 which resulted in a cumulative effect adjustment to our consolidated balance sheet. We decreased our tax reserves and increased retained earnings by $3.3 million related to our reserve for ETI exclusion and we reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within our consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, our gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties accrued with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007 we had recorded reserves for interest and penalties in the amount of $20.4 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS Nos. 87, Employers’ Accounting for Pensions, and 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of March 31, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). During the three months ended March 31, 2007, we migrated our accounting and financial reporting systems into the systems historically used by Intelsat, Ltd. and Intelsat, Ltd. began accounting for Intelsat Corporation activities within Intelsat, Ltd.’s consolidated general ledger system. Because of a material weakness in Intelsat, Ltd.’s internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness.

Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Processes

As disclosed in Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, because of a material weakness in Intelsat, Ltd.’s internal control over financial reporting related to financial reporting processes, Intelsat, Ltd.’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, Intelsat, Ltd.’s disclosure controls and procedures were not effective. In particular, Intelsat, Ltd. had (i) ineffective controls over review of journal entries; (ii) ineffective controls to ensure the completeness and timeliness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process; and (iii) insufficient accounting systems infrastructure and processes to efficiently support accounting operations following the Intelsat Acquisition Transactions.

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

•

In addition to supervising all financial aspects of the Company, our CFO is also supervising our information technology functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•

Intelsat, Ltd. engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. Our internal audit service provider is currently reviewing Intelsat, Ltd.’s policies, procedures and systems to address the material weakness.

•

Intelsat, Ltd. hired experienced accounting personnel and expects to hire additional experienced accounting personnel, including staff to handle the increased workload associated with the reporting structure in place after the Intelsat Acquisition Transactions, and will continue to recruit additional staff in key areas including financial reporting and tax accounting.

•

We have engaged temporary staff and consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

•

We have provided training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures. We expect to continue this training for all accounting personnel.

•

We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement a more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

Change in Internal Control over Financial Reporting

As disclosed above, during the three months ended March 31, 2007, we migrated our accounting and financial reporting systems into the systems historically used by Intelsat, Ltd. Subsequent to December 31, 2006, Intelsat, Ltd. began accounting for Intelsat Corporation activities within Intelsat, Ltd.’s consolidated general ledger system. Because of a material weakness in Intelsat, Ltd.’s internal control over financial reporting related to financial reporting processes described above, our CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were not effective. However, as described above under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness. Other than these changes, no change occurred in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 19, 2007, among Intelsat Corporation and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 001-22531, filed on January 25, 2007).

10.2	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-50262, filed on April 2, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

By	/s/ DAVID MCGLADE
David McGlade
Chief Executive Officer

Date: May 15, 2007

By	/s/ JEFFREY FREIMARK
Jeffrey Freimark
Chief Financial Officer

Date: May 15, 2007