Form 10-Q
period 2007-06-30
Intelsat CORP
filed 2007-08-10
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, an aggregate of 548 shares of our common stock were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “PanAmSat Opco,” “we,” “us,” “our” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Holdco” refers to Intelsat Holding Corporation and not to its subsidiaries, (3) the terms “PanAmSat” and “PanAmSat Holdco” refer to Holdco and its subsidiaries, including Intelsat Corporation, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions, (5) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (6) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., PanAmSat Holdco’s indirect parent, and Intelsat, Ltd.’s direct wholly-owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intelsat Bermuda’s indirect wholly-owned subsidiary and (8) the term “Intelsat Acquisition Transactions” refers to the acquisition of PanAmSat by Intelsat Bermuda and the related transactions discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Intelsat Acquisition Transactions.

In this Quarterly Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

On July 3, 2006, Intelsat Bermuda completed its acquisition of PanAmSat Holdco, pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, referred to as the Intelsat Merger Agreement, for approximately $3.2 billion in cash consideration. Upon completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco was either refinanced or remained outstanding. Following the completion of the Intelsat Acquisition Transactions, Intelsat General Corporation, referred to as IGen, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The Intelsat Acquisition Transactions are described in further detail below in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Intelsat Acquisition Transactions. This Quarterly Report relates to periods both prior to and after the acquisition of PanAmSat Holdco by Intelsat Bermuda, which was completed on July 3, 2006.

On June 19, 2007, our indirect parent, Intelsat Holdings, entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. The completion of the transaction is subject to customary closing conditions, and is expected to occur in the fourth quarter of 2007 or the first quarter of 2008. The BC Share Purchase Agreement is described in further detail below in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—The BC Share Purchase Agreement.

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

In connection with the BC Share Purchase Agreement, factors that may cause results or developments to differ materially from the forward-looking statements made in this Quarterly Report include, but are not limited to:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the BC Share Purchase Agreement;

•	the inability to consummate the transaction due to the failure to obtain regulatory approvals or the failure to satisfy other conditions;

•	the failure of Parent and Buyer to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the transaction; and

•	risks that the proposed transaction disrupts current plans and operations of the Company and the potential difficulties in employee retention as a result of the transaction.

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of their dates and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A—Risk Factors in this Quarterly Report, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

Item 1. Financial Statements

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,021	$100,157
Receivables, net of allowance of $5,506 in 2006 and $7,689 in 2007	65,195	64,430
Due from affiliates	62,698	—
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	14,024	6,903
Deferred income taxes	28,520	28,432

Total current assets	346,467	199,922
Satellites and other property and equipment, net	1,828,710	1,884,988
Amortizable intangible assets, net	320,013	293,827
Non-amortizable intangible assets	1,116,600	1,116,600
Goodwill	3,742,674	3,738,223
Deferred charges and other assets, net	140,920	171,999

Total assets	$7,495,384	$7,405,559

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$53,133	$201,942
Accounts payable and accrued liabilities	65,986	37,789
Customer advances for satellite construction	41,543	36,117
Taxes payable	45,964	1,604
Due to affiliates	—	9,641
Employee related liabilities	54,566	35,112
Deferred satellite performance incentives	14,912	15,306
Accrued interest payable	71,821	69,008
Deferred gains and revenue	22,550	12,731

Total current liabilities	370,475	419,250
Long-term debt, net of current portion	3,448,192	3,271,809
Deferred satellite performance incentive obligations, net of current portion	99,427	91,820
Deferred revenue, net of current portion	16,789	14,827
Deferred income taxes	508,618	523,215
Accrued retirement benefits	31,759	29,284
Deferred credits and other	111,347	102,917

Total liabilities	4,586,607	4,453,122

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized, and 548 shares outstanding at December 31, 2006 and June 30, 2007	—	—
Paid-in capital	2,908,666	2,910,039
Retained earnings	—	42,184
Accumulated other comprehensive income	111	214

Total shareholder’s equity	2,908,777	2,952,437

Total liabilities and shareholder’s equity	$7,495,384	$7,405,559

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007
Revenue:
Transponder services, satellite-related services and other	$226,627	$204,325
Revenue from affiliates	—	57,260
Outright sales and sales-type leases	2,903	—

Total revenue	229,530	261,585

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	37,766	35,526
Cost of outright sales and sales-type leases	(1,943)	—
Costs from affiliates	—	18,408
Selling, general and administrative expenses	21,970	31,918
Depreciation and amortization	68,897	72,902
Restructuring and transaction costs	974	2,270
Gain on undesignated interest rate swap	(9,900)	(8,560)

Total operating expenses	117,764	152,464

Income from operations	111,766	109,121
Interest expense, net	54,437	63,966
Other income (expense), net	(2,681)	741

Income before income taxes	54,648	45,896
Income tax expense	21,878	14,496

Net income	$32,770	$31,400

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Revenue:
Transponder services, satellite-related services and other	$436,864	$401,674
Revenue from affiliates	—	107,356
Outright sales and sales-type leases	5,895	—

Total revenue	442,759	509,030

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	72,851
Cost of outright sales and sales-type leases	(1,943)	—
Costs from affiliates	—	32,752
Selling, general and administrative expenses	38,604	66,635
Depreciation and amortization	138,655	145,398
Restructuring and transaction costs	2,854	6,819
Gain on undesignated interest rate swap	(23,140)	(6,727)

Total operating expenses	226,007	317,728

Income from operations	216,752	191,302
Interest expense, net	107,601	130,411
Other income (expense), net	(2,108)	1,586

Income before income taxes	107,043	62,477
Income tax expense	37,249	18,829

Net income	$69,794	$43,648

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net income	$69,794	$43,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,655	145,398
Provision for doubtful accounts	(1,903)	2,369
Deferred income taxes	35,102	17,864
(Gain) loss on disposal of assets	3,316	(23)
Share-based compensation expense	—	298
Amortization of bond discount and issuance costs	10,741	1,020
Gain on undesignated interest rate swap	(23,140)	(6,727)
Reversal of sales-type lease liabilities	(1,943)	—
Other non-cash items	(376)	1,605
Changes in operating assets and liabilities, net of effects of acquisitions:
Collections on investments in sales-type leases	8,761	—
Receivables	(20,722)	(1,581)
Tax indemnification receivable	248	—
Prepaid expenses and other assets	4,580	10,219
Accounts payable and accrued liabilities	(5,659)	(6,224)
Income taxes payable	685	(562)
Employee related liabilities	11,392	(19,454)
Due to affiliates	896	72,451
Accrued retirement benefits	—	(2,475)
Other long-term liabilities	8,191	(10,744)
Deferred gains and revenue	11,505	(11,781)

Net cash provided by operating activities	250,123	235,301

Cash flows from investing activities:
Capital expenditures	(129,265)	(202,831)
Other investing activities	1,796	1,178
Acquisitions, net of cash acquired	(5,543)	—

Net cash used in investing activities	(133,012)	(201,653)

Cash flows from financing activities:
Issuance of new debt	353	—
Repayments of long-term debt	(8,388)	(27,161)
New debt issuance costs	—	(1,971)
Dividends to shareholder	(186,481)	(4,717)
Funding of capital expenditures by customer	30,172	—
Repayments of funding of capital expenditures by customer	—	(34,642)
Principal payments on deferred satellite performance incentives	(5,683)	(7,214)

Net cash used in financing activities	(170,027)	(75,705)

Effect of exchange rate changes on cash and cash equivalents	27	193

Net change in cash and cash equivalents	(52,889)	(41,864)
Cash and cash equivalents, beginning of period	125,945	142,021

Cash and cash equivalents, end of period	$73,056	$100,157

Supplemental cash flow information:
Interest paid, net of amount capitalized	$96,633	$46,321
Income taxes paid (received), net	$(1,859)	$7,056
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	$8,238	$854

See accompanying notes to unaudited consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of presentation

The accompanying consolidated financial statements of Intelsat Corporation, formerly known as PanAmSat Corporation (“Intelsat Corp” or the “Company”), and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission. Unless the context otherwise requires or it is otherwise indicated within these consolidated financial statements, Intelsat Corporation and its subsidiaries are referred to as “Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” the “Company,” “we,” “us” and “our.” The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On July 3, 2006, the Company’s parent was acquired by Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) (see Note 2). The unaudited consolidated financial statements presented for the three and six months ended June 30, 2006 represent the “Predecessor” entity. The unaudited consolidated financial statements for the three and six months ended June 30, 2007 represent the “Successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity.

As a result of the Intelsat Acquisition Transactions (as defined below), certain accounting policies of the Company were changed to conform to Intelsat, Ltd.’s current accounting policies. These changes have not had, and are not expected to have, a significant impact on the Company’s consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed with the Intelsat Acquisition Transactions (as defined below), the allowance for doubtful accounts, pension and post-retirement benefits, the fair value of the interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that adoption of SFAS 157 will have on its consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. The Company is evaluating the impact that adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that adoption of SFAS 159 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Significant and Pending Transactions

(a) Intelsat Acquisition Transactions

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

Following completion of the Merger Transaction, Intelsat General Corporation (“IGen”), a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), a former subsidiary of the Company, which comprised its government services business, for cash consideration of $73.0 million. The financial results for the three and six months ended June 30, 2006 include operating results from G2 Satellite Solutions, while the results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to the Company on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of our indirect parent, Intelsat Holdings, Ltd. (“Intelsat Holdings”), entered into a master intercompany services agreement (the “MISA”), pursuant to which these entities provide services to each other. In each case, services are provided on

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

terms that the Company believes are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

An allocation of the purchase price for the Merger Transaction was performed using information available and was based on estimates of the fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. These estimates were based on available information and certain assumptions the Company considers reasonable. These valuation estimates were derived in part by using the assistance of an independent appraiser. The purchase price allocation was finalized during the quarter ended June 30, 2007.

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

Fair Value of Net Assets Acquired
Current assets acquired	$235,138
Satellites and other property and equipment	1,861,829
Intangible assets	1,473,800
Goodwill	3,792,841
Deferred charges and other assets	84,353
Assumed debt	(2,927,337)
Current liabilities less current portion of debt	(313,741)
Deferred tax liability	(485,992)
Other non-current liabilities	(192,621)

Total	$3,528,270

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A reconciliation of the purchase price adjustments recorded in connection with the Intelsat Acquisition Transactions is presented below.

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of July 1, 2006		As of July 1, 2006
ASSETS
Current assets	$246,527	$(11,389)	$235,138
Satellites and other property, plant and equipment, net	1,946,616	(84,787)	1,861,829
Net investment in sales-type leases	62,150	(62,150)	—
Intangible assets, net	2,622	1,471,178	1,473,800
Goodwill	2,244,131	1,548,710	3,792,841
Deferred charges and other assets, net	292,274	(207,921)	84,353

Total assets	$4,794,320	$2,653,641	$7,447,961

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$16,717	$22,350	$39,067
Other current liabilities	321,178	(7,437)	313,741

Total current liabilities	337,895	14,913	352,808
Long-term debt, net of current portion	2,907,248	(18,978)	2,888,270
Other non-current liabilities	296,649	(104,028)	192,621
Deferred income taxes	25,353	460,639	485,992

Total liabilities	3,567,145	352,546	3,919,691
Total shareholder’s equity	1,227,175	2,301,095	3,528,270

Total liabilities and shareholder’s equity	$4,794,320	$2,653,641	$7,447,961

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

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the accounting policies of Intelsat, Ltd, the indirect parent of the Company. Revenue at the inception of a sales-type lease was previously recognized at the net present value of the future minimum lease payments. As cash payments from lessees were received during the life of a sales-type lease, the Company recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, sales-type leases are now recognized as service contracts. Under this accounting policy, revenue is recognized ratably over the term of the agreement.

(b) The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity. The term “Sponsors” refers collectively to Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

The consummation of the transaction is subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of approvals from the Federal Communications Commission and under Section 721 of the Defense Production Act of 1950, as amended, and is currently expected to occur in the fourth quarter of 2007 or the first quarter of 2008. Intelsat Holdings and the shareholders that are party to the BC Share Purchase Agreement have made certain customary representations and warranties in the BC Share Purchase Agreement to Parent and Buyer, and Intelsat Holdings has agreed to certain covenants, including, among others, covenants regarding operation of the business of Intelsat Holdings and its subsidiaries prior to the consummation of the transaction. Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of such representations, warranties and covenants up to a maximum liability of $250 million.

The Buyer has informed Intelsat Holdings that Parent and Buyer received in connection with the execution of the transaction equity commitments in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which will be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion. The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400.0 million 5.25% Senior Notes due 2008 of Intelsat, Ltd. will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat’s total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

The Company expects all restricted performance shares issued under the 2005 Share Plan (as defined in Note 3 below) to vest upon consummation of the transaction. Additionally, vesting in SCAs (as defined in Note 3 below) issued under the 2005 Share Plan will double at consummation of the transaction if the awardee is employed at the date of the consummation. At the employee’s election, the vested SCAs may be converted to a right to receive cash in an amount equal to the excess of the per share price of the transaction over the exercise price. Vested restricted shares (including time and performance vesting shares) are expected to be purchased at

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

the per share price specified by the BC Share Purchase Agreement. The vesting and modification of these awards will occur upon the expected consummation of the business combination, at which time the Company would record the related compensation expense. Assuming a December 19, 2007 closing date, the Company currently expects up to $60 million to be paid and expensed at closing of the transaction.

Note 3    Share-Based Compensation

(a) 1997 Stock Incentive Plan and 2004 Stock Option Plan

Prior to consummation of the Intelsat Acquisition Transactions, the Company had two share-based employee compensation plans: the PanAmSat Corporation Long-Term Stock Incentive Plan (the “1997 Stock Plan”) which provided for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors; and the 2004 Stock Option Plan for Key Employees of PanAmSat Corporation (the “2004 Stock Plan)” which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries.

No new awards were made under the 1997 Stock Plan or the 2004 Stock Plan during the six months ended June 30, 2006 and these plans were terminated in connection with the completion of the Intelsat Acquisition Transactions. On July 3, 2006, 762,372 options related to the 1997 Stock Plan and 4,139,415 options related to the 2004 Stock Plan were settled for cash. Certain senior executives who were offered, and accepted, employment with Intelsat after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their 2004 Stock Plan stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 PanAmSat Holdco options granted to these individuals under the PanAmSat Holdco 2004 Stock Plan were rolled over into share-based compensation arrangements relating to common shares of Intelsat Holdings. As part of the Intelsat Acquisition Transactions, these executives received share-based compensation arrangements to purchase 16,055 shares in Intelsat Holdings.

(b) 2005 Share Plan

The Board of Directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permits granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards.

Certain employees of IGSC who were transferred to Intelsat Corp following the completion of the Intelsat Acquisition Transactions previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. Recipients of awards who terminate employment with Intelsat Holdings or its subsidiaries will forfeit unvested shares awarded, except that performance shares will remain outstanding for 180 days and will vest if performance vesting criteria are met within 180 days following termination without cause. Additionally, the restricted share agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigns, Intelsat Holdings’ repurchase right for vested shares is the lesser of fair value or $2.15 per share.

The restricted share grants are classified as a liability due to certain repurchase features in the 2005 Share Plan. The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent,

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s consolidated financial statements. The Company recognized $0.01 million of compensation costs during the six months ended June 30, 2007. No compensation expense was recorded for performance vesting shares as of June 30, 2007 since it was not probable that the performance criteria would be met. Under the terms of the transaction contemplated in the BC Share Purchase Agreement, the performance vesting shares would vest upon consummation of the transaction (see Note 2(b)).

The employees were granted 107,139 restricted shares, of which 15,178 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of June 30, 2007, and the changes during the six months ended June 30, 2007, is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2007	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(5,291)	$2.15
Vested	(4,875)	$2.15

Total non-vested restricted shares at June 30, 2007	73,241	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 31 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

Following the Intelsat Acquisition Transactions, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan which may permit such employees to purchase Intelsat Holdings common shares. These SCAs vest over time and are subject to continued employment through each applicable vesting date. The vesting of these SCAs accelerates in the event of the occurrence of both a Change in Control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCAs are not deemed to be granted under SFAS No. 123R, Share-Based Payments (“SFAS 123R”). The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Intelsat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were paid in the six months ended June 30, 2007. There was no remaining liability under either plan as of June 30, 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, Intelsat Corp assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards which fully vested in June 2007. As of June 30, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

Note 4    Retirement Plans, Other Retiree Benefits and Deferred Compensation Plans

(a) Pension and Other Post-Retirement Benefits

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat medical plans liability would transfer for all participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat Board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse Intelsat Corp for a portion of the future cash contributions required.

It is not currently expected that any contributions to the pension plan during 2007 will be required. The post-retirement health insurance plan is an unfunded plan.

Net periodic pension benefits costs (benefit) include the following components for the six months ended June 30, 2007:

Service cost	$1,618
Interest cost	8,879
Expected return on plan assets	(11,779)
Unrecognized prior service cost	(196)

Total benefit	$(1,478)

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Net periodic other post-retirement benefit costs (benefit) include the following components for the six months ended June 30, 2007:

Service cost	$477
Interest cost	209
Unrecognized gain	(39)

Total costs	$647

(b) Other Retirement Plans

Intelsat Corp maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $1.2 million and $3.1 million for the six months ended June 30, 2006 and 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of June 30, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of June 30, 2007
Service charges:
Billed	$68,842	$63,338
Unbilled	1,859	7,015
Other	—	1,766
Allowance for doubtful accounts	(5,506)	(7,689)

Total	$65,195	$64,430

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 6    Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	As of December 31, 2006	As of June 30, 2007
Satellites and launch vehicles	$1,761,422	$1,923,042
Information systems and ground segment	102,992	117,558
Buildings and other	83,432	82,732

Total cost	1,947,846	2,123,332
Less: accumulated depreciation	(119,136)	(238,344)

Total	$1,828,710	$1,884,988

Satellites and other property and equipment as of December 31, 2006 and June 30, 2007 included construction-in-progress of $335.3 million and $510.8 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $13.0 million and $16.8 million were capitalized during the six months ended June 30, 2006 and 2007, respectively.

The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at the option of the Company, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise its right to obtain a replacement launch within a specified period following its request for re-launch.

Note 7    Investments

Horizons-1 and Horizons-2

The Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations, and was $0.1 million for the three and six months ended June 30, 2006 and 2007. The investment balance of $22.1 million and $20.4 million was included within other assets in the accompanying consolidated balance sheets as of December 31, 2006 and June 30, 2007, respectively.

Horizons-2 plans to launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. This Horizons-2 satellite is currently being constructed and is expected to be launched by late 2007. The total joint investment is expected to be approximately $206.9 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation of the Company to

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. The Company has therefore recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and June 30, 2007, the investment balance of $37.3 million and $56.7 million, respectively, is included within deferred charges and other assets and the Company has recorded a liability of $37.3 million and $56.7 million as of December 31, 2006 and June 30, 2007, respectively, within the consolidated balance sheets in relation to the future funding of this investment in Horizons-2.

Note 8    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of June 30, 2007
Backlog and other	$205,400	$205,400
Customer relationships	140,800	140,800

Subtotal	346,200	346,200
Less: accumulated amortization	(26,187)	(52,373)

Total	$320,013	$293,827

Backlog and other and customer relationships have estimated weighted average lives of approximately five years and eleven years, respectively. The Company recorded amortization expense of $0.3 million and $26.2 million for the six months ended June 30, 2006 and June 30, 2007 respectively.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of June 30, 2007
Goodwill	$3,742,674	$3,738,223
Orbital locations	$1,116,600	$1,116,600

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of June 30, 2007
Senior Secured Credit Facilities, due January 2014	$1,635,100	$1,626,925
Senior Secured Credit Facilities, due July 2012	355,910	338,115
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	15,821
9% Senior Notes due January 2016	575,000	575,000
6 3/8% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6 3/8% Senior Notes	(337)	(183)
6 7/8% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6 7/8% Senior Notes	(13,187)	(13,247)
8 1/2% Senior Notes due June 2012	1,190	—

Total long-term debt	3,501,325	3,473,751
Less: current portion of long-term debt	53,133	201,942

Total long-term debt, excluding current portion	$3,448,192	$3,271,809

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed rate long-term debt was revalued based on quoted market prices, resulting in a net increase of approximately $3.4 million. This net increase is being amortized as a reduction to interest expense over the remaining term of the notes. The amortization of the increase for the three and six months ended June 30, 2007 reduced interest expense by approximately $0.3 million and $0.5 million, respectively.

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

Under the terms of the credit agreement governing Intelsat Corp’s amended and restated senior credit facilities, the ability of the Company to borrow under its revolving credit facility is subject to compliance by the Company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), an indirect subsidiary of Intelsat, Ltd., has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.3 million as of June 30, 2007, and the availability under Intelsat Corp’s revolving credit facility was $249.6 million, subject to the aggregate availability restriction.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, the Company issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the Corp 2016 Senior Notes. The Company’s 9% Senior Notes due 2014, referred to as the Corp 2014 Senior Notes, require interest

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of the Company’s existing and certain subsequently acquired or organized domestic restricted subsidiaries. See Note 17—Supplemental Consolidating Financial Information below. As of June 30, 2007, $275.0 million of 10- and 30-year fixed rate notes were also outstanding. The outstanding principal balances, interest rates and maturity dates for these notes as of June 30, 2007 were $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

On March 16, 2007, the remaining $1.2 million outstanding 8 1/2% Senior Notes due 2012 were redeemed and paid off.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swap

On March 14, 2005, the Company entered into a five-year interest rate swap agreement to hedge interest expense with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into to reduce the variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases. On June 30, 2007, the rate the Company would pay averaged 4.68% and the rate the Company would receive averaged 5.36%.

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

This interest rate swap hedges against the variability in interest payments that would result from a change in interest rates. In evaluating the changes in fair value of the underlying term loan with those of the interest rate swap to meet the required criteria under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, this derivative instrument does not qualify for hedge accounting treatment in the Company’s consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. During the six months ended June 30, 2006 and 2007, the Company recorded a gain of $23.1 million and a gain of $6.7 million, respectively, as a result of the change in the fair value of the interest rate swap. As of June 30, 2007, $9.5 million related to the fair value of the interest rate swap was included in deferred charges and other assets on the Company’s consolidated balance sheet.

Note 11    Income Taxes

The difference in the Company’s effective tax rate for the three and six months ended June 30, 2006 and 2007 is primarily the result of a decrease in income before income taxes, partially offset by a reduction in the benefits claimed under the extra-territorial income, or ETI, exclusion. These items are the primary drivers of the difference between the U.S. statutory income tax rate of 35% and the effective tax rates of 40.0% and 31.6% for the three months ended June 30, 2006 and 2007, respectively, and 34.8% and 30.1% for the six months ended June 30, 2006 and 2007, respectively.

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

The Company adopted FIN 48 on January 1, 2007, which resulted in a cumulative effect adjustment to its consolidated balance sheet. The Company decreased its tax reserves and increased retained earnings by $3.3 million related to the Company’s reserve for ETI exclusion and the Company reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within its consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $20.4 million. As of June 30, 2007, the Company’s gross unrecognized tax benefits were $10.9 million (including interest and penalties), of which $0.3 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. As of June 30, 2007, the Company had recorded reserves for interest and penalties in the amount of $0.1 million.

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

Prior to August 20, 2004, Intelsat Corp joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among Intelsat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify Intelsat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from Intelsat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes Intelsat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat Recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates.

At December 31, 2006, the Company had outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 was approximately $73.2 million. The Company contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, the

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S. / Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, the Company reduced its tax reserves by $32.3 million, tax indemnification receivable from The DIRECTV Group by $23.2 million, federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, the Company made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to the indemnification agreement.

The Company’s income tax provision, prior to and including the six-month period ended June 30, 2007, includes estimates of potential tax expense that may arise from an adverse outcome from federal tax issues and foreign tax withholding issues. For all periods prior to and including the six months ended June 30, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including foreign sales corporation and ETI issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include the historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions. Total restructuring and transaction costs were $1.0 million and $2.3 million for the three months ended June 30, 2006 and 2007, respectively, and $2.9 million and $6.8 million for the six months ended June 30, 2006 and 2007, respectively.

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $8.2 million as of December 31, 2006 and June 30, 2007, respectively, will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration, the Company has an approved workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. Approximately $2.9 million and $6.8 million of operating expenses were recorded in relation to these plans during the six months ended June 30, 2006 and 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The following table summarizes the recorded accruals and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$17.0	$25.8
Restructuring charges	—	6.8	6.8
Non-cash items	0.1	—	0.1
Net cash payments	(0.7)	(10.3)	(11.0)

Balance at June 30, 2007	$8.2	$13.5	$21.7

The Company expects to incur additional expenses of $1.7 million related to severance and retention and expects additional expenses for workforce relocation during 2007 and 2008 as part of the Intelsat Acquisition Transactions related workforce plan. No additional expenses related to its facilities restructuring plans are expected to be incurred.

Note 13    Contingencies

(a) Insurance

As of June 30, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $246.8 million and an aggregate net book value of $287.7 million. The Company had 21 uninsured satellites in orbit as of June 30, 2007. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2017.

An uninsured failure of one or more satellites could have a material adverse effect on the Company’s financial condition and results of operations. In addition, higher premiums on insurance policies would increase the Company’s costs, thereby reducing income from operations by the amount of such increased premiums.

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

Intelsat Corp’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Revenue from affiliates is included in North America and revenue from Mexico is included in Latin America and Caribbean. Of Intelsat Corp’s remaining assets, substantially all are located in the United States.

Regional designation for revenue backlog has been conformed to Intelsat Ltd.’s policy, and, as such, revenue by region is now based on the locations of customers to which services are billed. The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy for the three months ended June 30, 2006 and 2007 was as follows:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007
North America	61%	68%
Latin America and Caribbean	15%	12%
Africa and Middle East	9%	8%
Asia Pacific	9%	7%
Europe	6%	5%

Approximately 8% and 9% of Intelsat Corp’s revenue was derived from its largest customer during the three months ended June 30, 2006 and 2007, respectively. The ten largest customers accounted for approximately 38% and 44% of Intelsat Corp’s revenue in the three months ended June 30, 2006 and June 30, 2007, respectively.

The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy for the six months ended June 30, 2006 and 2007 was as follows:

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
North America	62%	68%
Latin America and Caribbean	15%	12%
Africa and Middle East	9%	8%
Asia Pacific	8%	7%
Europe	6%	5%

Approximately 8% and 9% of Intelsat Corp’s revenue was derived from its largest customer during the six months ended June 30, 2006 and 2007, respectively. The ten largest customers accounted for approximately 38% and 44% of Intelsat Corp’s revenue in the six months ended June 30, 2006 and June 30, 2007, respectively.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

For the three months ended June 30, 2006 and 2007, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
Transponder services	$196,392	85%	$182,031	70%
Managed services	20,151	9%	11,973	4%
Mobile satellite services and other	12,987	6%	10,321	4%

Subtotal	229,530	100%	204,325	78%
Revenue from affiliates	—	0%	57,260	22%

Total	$229,530	100%	$261,585	100%

For the six months ended June 30, 2006 and 2007, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
Transponder services	$384,642	87%	$362,147	71%
Managed services	39,160	9%	23,406	5%
Mobile satellite services and other	18,957	4%	16,121	3%

Subtotal	442,759	100%	401,674	79%
Revenue from affiliates	—	0%	107,356	21%

Total	$442,759	100%	$509,030	100%

Note 15    Related Party Transactions

(a) Transactions with Affiliates

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. Substantially all of the direct and indirect subsidiaries of Intelsat Holdings, Ltd. following the Intelsat Acquisition Transactions entered into the MISA pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

During the six months ended June 30, 2007, the Company recorded approximately $34.2 million of revenue related to capacity purchased from Intelsat Corp and its subsidiaries by other subsidiaries of Intelsat Holdings, Ltd. The Company also recorded revenue of approximately $73.2 million related to services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat Holdings in accordance with the MISA, and recognized $32.8 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses during the six months ended June 30, 2007. As of June 30, 2007, the Company has a net payable of $9.6 million to other subsidiaries of Intelsat Holdings outstanding.

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b) Sponsor Investment

Apollo Management L.P., one of the controlling shareholders of Intelsat Holdings, is the indirect controlling stockholder of Hughes Communications, Inc. (“Hughes Communications”) and Hughes Network Systems, LLC (“HNS”). HNS is one of the Company’s largest corporate network services customers. Messrs. Africk and Stone, two members of Intelsat Holdings’ board of directors, serve on the board of directors of Hughes Communications and the board of managers of HNS.

The Company recorded approximately $36.5 million of revenue during the six months ended June 30, 2007 for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and June 30, 2007 was approximately $8.1 million and $7.4 million, respectively.

(c) Other Related Party Transactions

Intelsat Corp has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7). During the six months ended June 30, 2006 and 2007, the Company recorded expenses of approximately $2.0 million for each of the periods in relation to the lease of such Ku-band satellite capacity from Horizons-1. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. The Company recorded revenue of approximately $0.3 million during the six months ended June 30, 2006 and 2007, respectively.

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

INTELSAT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(in thousands, except percentages, share and per share amounts and where otherwise noted)

On June 8, 2007, the Company’s board of directors declared a dividend to Holdco of approximately $4.7 million, which was paid in June 2007.

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

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$89,844	$103	$10,210	$—	$100,157
Receivables, net	56,471	2,115	5,844	—	64,430
Due from affiliates	—	1,300,430	23,914	(1,324,344)	—
Prepaid expenses and other current assets	6,831	—	72	—	6,903
Deferred income taxes	28,346	—	86	—	28,432

Total current assets	181,492	1,302,648	40,126	(1,324,344)	199,922

Satellites and other property and equipment, net	658,107	1,148,675	78,206	—	1,884,988
Amortizable intangible assets, net	17,943	275,884	—	—	293,827
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,738,223	—	—	—	3,738,223
Deferred charges and other assets, net	88,736	1,213	3,926	—	93,875
Intercompany loan receivable	898,656	—	—	(898,656)	—
Investment in affiliates and subsidiaries	2,437,604	—	—	(2,359,480)	78,124

Total assets	$8,020,761	$3,845,020	$122,258	$(4,582,480)	$7,405,559

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$201,942	$—	$—	$—	$201,942
Due to affiliates	1,289,140	—	—	(1,279,499)	9,641
Accounts payable and accrued liabilities	108,496	1,412	714	—	110,622
Deferred satellite performance incentives	14,763	—	543	—	15,306
Accrued interest payable	69,008	37,489	7,355	(44,844)	69,008
Deferred gains and revenue	11,608	942	181	—	12,731

Total current liabilities	1,694,957	39,843	8,793	(1,324,343)	419,250

Long-term debt, net of current portion	3,271,809	—	—	—	3,271,809
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentives obligations, net of current portion	85,659	—	6,161	—	91,820
Deferred revenue, net of current portion	13,902	925	—	—	14,827
Deferred income taxes	(128,803)	644,185	7,833	—	523,215
Accrued retirement benefits	29,284	—	—	—	29,284
Deferred credits and other	101,516	1,178	223	—	102,917

Total liabilities	5,068,324	1,526,131	81,667	(2,223,000)	4,453,122

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,952,437	2,318,889	40,591	(2,359,480)	2,952,437

Total shareholder’s equity	2,952,437	2,318,889	40,591	(2,359,480)	2,952,437

Total liabilities and shareholder’s equity	$8,020,761	$3,845,020	$122,258	$(4,582,480)	$7,405,559

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$214,723	$187,472	$12,562	$(210,432)	$204,325
Revenue from affiliates	57,260	—	—	—	57,260

Total revenue	271,983	187,472	12,562	(210,432)	261,585

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	225,137	19,536	1,285	(210,432)	35,526
Costs from affiliates	2,117	15,612	679	—	18,408
Selling, general and administrative expenses	30,922	(323)	1,319	—	31,918
Depreciation and amortization	9,079	61,580	2,243	—	72,902
Restructuring and transaction costs	2,270	—	—	—	2,270
Gain on undesignated interest rate swap	(8,560)	—	—	—	(8,560)

Total operating expenses	260,965	96,405	5,526	(210,432)	152,464

Income from operations	11,018	91,067	7,036	—	109,121
Interest expense, net	43,898	18,881	1,187	—	63,966
Subsidiary income	50,291	—	—	(50,291)	—
Other income, net	566	—	175	—	741

Income before income taxes	17,977	72,186	6,024	(50,291)	45,896
Income tax expense (benefit)	(13,423)	26,206	1,713	—	14,496

Net income	$31,400	$45,980	$4,311	$(50,291)	$31,400

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$213,697	$240,636	$8,723	$(236,429)	$226,627
Outright sales and sales-type leases	2,903	—	—	—	2,903

Total revenue	216,600	240,636	8,723	(236,429)	229,530

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	224,544	48,585	1,066	(236,429)	37,766
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative expenses	18,377	1,910	1,683	—	21,970
Depreciation and amortization	5,769	61,362	1,766	—	68,897
Restructuring and transaction costs	974	—	—	—	974
Gain on undesignated interest rate swap	(9,900)	—	—	—	(9,900)

Total operating expenses	237,821	111,857	4,515	(236,429)	117,764

Income (loss) from operations	(21,221)	128,779	4,208	—	111,766
Interest expense, net	35,653	18,847	(63)	—	54,437
Other income (expense), net	(3,531)	311	539	—	(2,681)

Income (loss) before income taxes	(60,405)	110,243	4,810	—	54,648
Income tax expense (benefit)	(16,742)	38,103	517	—	21,878
Subsidiary income	76,433	—	—	(76,433)	—

Net income	$32,770	$72,140	$4,293	$(76,433)	$32,770

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$427,035	$360,736	$22,700	$(408,797)	$401,674
Revenue from affiliates	107,356	—	—	—	107,356

Total revenue	534,391	360,736	22,700	(408,797)	509,030

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	436,764	42,286	2,598	(408,797)	72,851
Costs from affiliates	2,977	28,533	1,242	—	32,752
Selling, general and administrative expenses	62,854	962	2,819	—	66,635
Depreciation and amortization	17,702	123,210	4,486	—	145,398
Restructuring and transaction costs	6,723	—	96	—	6,819
Gain on undesignated interest rate swap	(6,727)	—	—	—	(6,727)

Total operating expenses	520,293	194,991	11,241	(408,797)	317,728

Income from operations	14,098	165,745	11,459	—	191,302
Interest expense, net	90,455	37,555	2,401	—	130,411
Subsidiary income	88,072	—	—	(88,072)	—
Other income, net	1,261	—	325	—	1,586

Income before income taxes	12,976	128,190	9,383	(88,072)	62,477
Income tax expense (benefit)	(30,672)	46,704	2,797	—	18,829

Net income	$43,648	$81,486	$6,586	$(88,072)	$43,648

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$410,186	$468,809	$16,104	$(458,235)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenue	416,081	468,809	16,104	(458,235)	442,759

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	432,855	94,301	2,056	(458,235)	70,977
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative expenses	31,815	3,295	3,494	—	38,604
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Restructuring and transaction costs	2,854	—	—	—	2,854
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating expenses	454,577	220,620	9,045	(458,235)	226,007

Income (loss) from operations	(38,496)	248,189	7,059	—	216,752
Interest expense, net	70,248	37,478	(125)	—	107,601
Other income (expense), net	(3,800)	291	1,401	—	(2,108)

Income (loss) before income taxes	(112,544)	211,002	8,585	—	107,043
Income tax expense (benefit)	(34,522)	70,802	969	—	37,249
Subsidiary income	147,816	—	—	(147,816)	—

Net income	$69,794	$140,200	$7,616	$(147,816)	$69,794

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$227,052	$103	$8,146	$—	$235,301

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(202,831)	—	—	—	(202,831)
Dividends from affiliates	5,938	—	—	(5,938)	—
Other investing activities	1,178	—	—	—	1,178

Net cash used in investing activities	(195,715)	—	—	(5,938)	(201,653)

Cash flows from financing activities:
New debt issuance costs	(1,971)	—	—	—	(1,971)
Repayments of long-term debt	(27,161)	—	—	—	(27,161)
Repayments of funding of capital expenditures by customer	(34,642)	—	—	—	(34,642)
Principal payments on deferred satellite performance incentives	(6,963)	—	(251)	—	(7,214)
Dividends to shareholder	(4,717)	—	(5,938)	5,938	(4,717)

Net cash used in financing activities	(75,454)	—	(6,189)	5,938	(75,705)

Effect of exchange rate changes on cash and cash equivalents	(131)	—	324	—	193

Net change in cash and cash equivalents	(44,248)	103	2,281	—	(41,864)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$89,844	$103	$10,210	$—	$100,157

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,719	$1,645	$1,759	$—	$250,123

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(128,353)	(912)	—	—	(129,265)
Acquisitions, net of cash acquired	(5,556)	14	(1)	—	(5,543)
Other investing activities	1,796	—	—	—	1,796

Net cash used in investing activities	(132,113)	(898)	(1)	—	(133,012)

Cash flows from financing activities:
Issuance of new debt	—	353	—	—	353
Repayments of long-term debt	(8,300)	(88)	—	—	(8,388)
Dividends to shareholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Principal payments on deferred satellite performance incentives	(5,683)	—	—	—	(5,683)

Net cash provided by (used in) financing activities	(170,292)	265	—	—	(170,027)

Effect of exchange rate changes on cash and cash equivalents	27	—	—	—	27

Net change in cash and cash equivalents	(55,659)	1,012	1,758	—	(52,889)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$65,522	$1,012	$6,522	$—	$73,056

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the Intelsat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions, as defined below, on July 3, 2006, our indirect parent company, Intelsat, Ltd., is the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Intelsat, Ltd.’s global communications network includes 52 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We believe that Intelsat, Ltd. has the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. This satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

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

Following consummation of the Merger Transaction, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda, referred to as IGen, acquired our former subsidiary, G2 Satellite Solutions Corporation, referred to as G2 Satellite Solutions, which comprised our government services business, for cash consideration of $73.0 million by means of a merger in which G2 Satellite Solutions merged into IGen with IGen continuing as the surviving entity. Our financial results for the six months ended June 30, 2006 included operating results from G2 Satellite Solutions while our results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us on July 3, 2006 pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

Prior to and immediately after the Intelsat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans in an aggregate principal amount at the time of borrowing equal to approximately $1.3 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price for the Merger Transaction and to fund the purchase of substantially all of the outstanding PanAmSat Holdco 10 3/8 Senior Discount Notes due 2014 tendered in a tender offer completed on July 3, 2006 in connection with the Intelsat Acquisition Transactions.

As a result of the Intelsat Acquisition Transactions, our accounting for sales-type leases was changed to conform to the accounting policies of our indirect parent, Intelsat, Ltd. We previously recognized as revenue the net present value of the future minimum lease payments at the inception of a sales-type lease. As cash payment from lessees were received during the life of a sales-type lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, sales-type leases are now recognized as service contracts. Certain of our other accounting policies have also been changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006. Furthermore, the purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates of fair value, which were based in part on the work of third-party appraisers. More specifically, our assets and liabilities were adjusted to fair value as of the closing date of the Intelsat Acquisition Transactions. As a result of these adjustments, our depreciation and amortization expense have increased significantly. Also, our interest expense has increased due to the interest on the Corp 2016 Senior Notes.

We have identified various cost-saving initiatives that have been or will be implemented in connection with the integration process following the closing of the Intelsat Acquisition Transactions. These initiatives include workforce reductions and related salary and benefit savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices. We believe the combined company can realize approximately $92 million in estimated annual net operating cost savings in the near to medium term resulting from the Intelsat Acquisition Transactions.

In order to achieve these expected annual savings, we believe it will be necessary for the combined company to incur approximately $180 million in one-time expenditures, including $40 to $45 million in capital expense. Approximately $35 million of these costs were incurred by PanAmSat prior to the closing of the Intelsat Acquisition Transactions. The remainder of these costs for the combined company have included and are expected to include staff related costs, such as relocation, retention and severance, necessary to achieve a fully integrated and reduced workforce; satellite control facilities integration costs; system integration costs; professional fees and costs associated with early termination of existing leases and other binding commitments.

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

The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity. The term “Sponsors” refers collectively to Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

The consummation of the transaction is subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of approvals from the Federal Communications Commission and under Section 721 of the Defense Production Act of 1950, as amended, and is currently expected to occur in the fourth quarter of 2007 or the first quarter of 2008. Intelsat Holdings and the shareholders that are party to the BC Share Purchase Agreement have made certain customary representations and warranties in the BC Share Purchase Agreement to Parent and Buyer, and Intelsat Holdings has agreed to certain covenants, including, among others, covenants regarding operation of the business of Intelsat Holdings and its subsidiaries prior to the consummation of the transaction. Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of such representations, warranties and covenants up to a maximum liability of $250 million.

The Buyer has informed Intelsat Holdings that Parent and Buyer received equity commitments in connection with the execution of the transaction in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which will be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion. The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400.0 million 5.25% Senior Notes due 2008 of Intelsat, Ltd. will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat Holdings’ total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat Holdings and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

We expect all restricted performance shares issued under the Intelsat Holdings 2005 Share Incentive Plan (the “2005 Share Plan”) to vest upon consummation of the transaction. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan will double at consummation of the transaction if the awardee is employed at the date of the consummation. At the employee’s election, the vested SCAs may be converted into a right to receive cash in an amount equal to the excess of the per share price of the transaction over the exercise price. Vested restricted shares (including time and performance vesting shares) are expected to be purchased at the per share price specified by the BC Share Purchase Agreement. The vesting and modification of these awards will occur upon the expected consummation of the business combination, at which time we would record the related compensation expense. Assuming a December 19, 2007 closing date, we currently expect up to $60 million to be paid and expensed at closing of the transaction.

There can be no assurance that the transaction contemplated by the BC Share Purchase Agreement will be completed. In the event that it is completed, Intelsat Holdings will become a more highly leveraged company.

Results of Operations—Three and Six Months Ended June 30, 2006 and 2007

The classification of revenue by product group during the three and six months ended June 30, 2006 has been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation. Also, following the consummation of the Intelsat Acquisition Transactions, which included the sale of G2 Satellite Solutions to IGen, as discussed above, we now operate in a single industry segment. As such, segment disclosures are no longer required and therefore are not included for any of the periods presented.

The following table sets forth our comparative statements of operations for the three months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue:
Transponder services, satellite services and other	$226,627	$204,325	$(22,302)	(10)%
Revenue from affiliates	—	57,260	57,260	NM
Outright sales and sales-type leases	2,903	—	(2,903)	(100)

Total revenue	229,530	261,585	32,055	14

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	37,766	35,526	(2,240)	(6)
Cost of outright sales and sales-type leases	(1,943)	—	1,943	(100)
Costs from affiliates	—	18,408	18,408	NM
Selling, general and administrative expenses	21,970	31,918	9,948	45
Depreciation and amortization	68,897	72,902	4,005	6
Restructuring and transaction costs	974	2,270	1,296	133
Gain on undesignated interest rate swap	(9,900)	(8,560)	1,340	(14)

Total operating expenses	117,764	152,464	34,700	29

Income from operations	111,766	109,121	(2,645)	(2)
Interest expense, net	54,437	63,966	9,529	18
Other income (expense), net	(2,681)	741	3,422	(128)

Income before income taxes	54,648	45,896	(8,752)	(16)
Income tax expense	21,878	14,496	(7,382)	(34)

Net income	$32,770	$31,400	$(1,370)	(4)%

The following table sets forth our comparative statements of operations for the six months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue:
Transponder services, satellite services and other	$436,864	$401,674	$(35,190)	(8)%
Revenue from affiliates	—	107,356	107,356	NM
Outright sales and sales-type leases	5,895	—	(5,895)	(100)

Total revenue	442,759	509,030	66,271	15

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	72,851	1,874	3
Cost of outright sales and sales-type leases	(1,943)	—	1,943	(100)
Costs from affiliates	—	32,752	32,752	NM
Selling, general and administrative expenses	38,604	66,635	28,031	73
Depreciation and amortization	138,655	145,398	6,743	5
Restructuring and transaction costs	2,854	6,819	3,965	139
Gain on undesignated interest rate swap	(23,140)	(6,727)	16,413	(71)

Total operating expenses	226,007	317,728	91,721	41

Income from operations	216,752	191,302	(25,450)	(12)
Interest expense, net	107,601	130,411	22,810	21
Other income (expense), net	(2,108)	1,586	3,694	(175)

Income before income taxes	107,043	62,477	(44,566)	(42)
Income tax expense	37,249	18,829	(18,420)	(49)

Net income	$69,794	$43,648	$(26,146)	(37)%

Revenue

The following table sets forth our comparative revenue by service type for the three months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$196,392	$182,031	$(14,361)	(7)%
Managed services	20,151	11,973	(8,178)	(41)
Mobile satellite services and other	12,987	10,321	(2,666)	(21)

Subtotal	229,530	204,325	(25,205)	(11)
Revenue from affiliates	—	57,260	57,260	NM

Total	$229,530	$261,585	$32,055	14%

The following table sets forth our comparative revenue by service type presented for the six months ended June 30, 2006 and 2007, with the increase (decrease) and percentage changes between periods:

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$384,642	$362,147	$(22,495)	(6)%
Managed services	39,160	23,406	(15,754)	(40)
Mobile satellite services and other	18,957	16,121	(2,836)	(15)

Subtotal	442,759	401,674	(41,085)	(9)
Revenue from affiliates	—	107,356	107,356	NM

Total	$442,759	$509,030	$66,271	15%

Revenue increased by $32.1 million, or 14%, to $261.6 million for the three months ended June 30, 2007 from $229.5 million for the three months ended June 30, 2006. Revenue from transponder services, managed services, mobile satellite services and other decreased by $25.2 million, with transponder services, managed services and mobile satellite services and other revenue decreasing by $14.4 million, $8.2 million and $2.7 million, respectively. The decrease in our revenue excluding revenue from affiliates compared to the three months ended June 30, 2006 was primarily due to the sale of our G2 Satellite Solutions business as part of the Intelsat Acquisition Transactions and $3.0 million of revenue generated from Intelsat and its subsidiaries during 2006 that is now classified as revenue from affiliates. We also had a decrease of $2.9 million in revenue from outright sales and sales-type leases due to the elimination of this revenue classification as a result of the conforming accounting policy change following the completion of the Intelsat Acquisition Transactions, as discussed above. Revenue from affiliates of $57.3 million reflected new revenue related to intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the MISA, which was entered into in connection with the Intelsat Acquisition Transactions. The revenue earned from the MISA was in part reflective of the increased costs incurred in connection with services provided by the employees transferred to Intelsat Corp under the Employee Transfer Agreement, as noted below in direct costs of revenue and in selling, general and administrative expenses, as well as additional costs incurred by Intelsat Corp and charged to affiliates in accordance with the MISA.

Revenue increased by $66.3 million, or 15%, to $509.0 million for the six months ended June 30, 2007 from $442.8 million for the six months ended June 30, 2006. Revenue from transponder services, managed services, mobile satellite services and other decreased by $41.1 million, with transponder services, managed services and mobile satellite services and other revenue decreasing by $22.5 million, $15.8 million and $2.8 million, respectively. The decrease in our revenue excluding revenue from affiliates compared to the six months ended June 30, 2006 was primarily due to the sale of our G2 Satellite Solutions business as part of the Intelsat Acquisition Transactions and approximately $5.0 million of revenue generated from Intelsat and its subsidiaries during 2006 that is now classified as revenue from affiliates. We also had a decrease of $5.9 million in revenue from outright sales and sales-type leases due to the elimination of this revenue classification as a result of the conforming accounting policy change following the completion of the Intelsat Acquisition Transactions, as discussed above. Revenue from affiliates of $107.4 million reflected new revenue related to intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $2.2 million, or 6%, to $35.5 million for the three months ended June 30, 2007 from $37.8 million for the three months ended June 30, 2006. The decrease was due primarily to a $12.7 million decline in direct costs of revenue as a result of the sale of G2 Satellite Solutions, partially offset by an increase of $9.7 million in staff expenses driven by the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that directly support our satellite operations and operations of other subsidiaries of Intelsat, Ltd.

Direct costs of revenue increased by $1.9 million, or 3%, to $72.9 million for the six months ended June 30, 2007 from $71.0 million for the six months ended June 30, 2006. The increase was due primarily to a $17.6 million increase in staff expenses and a $4.0 million increase in office, operational, and occupancy expenses driven by the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that directly support our satellite operations and operations of other subsidiaries of Intelsat, Ltd., offset by a $21.9 million decrease in direct costs of revenue as a result of the sale of G2 Satellite Solutions.

Costs from Affiliates

The increase in costs from affiliates was due to $18.4 million and $32.8 million of costs recorded during the three and six months ended June 30, 2007, respectively, for services provided by other subsidiaries of Intelsat, Ltd. to Intelsat Corp and its subsidiaries in accordance with the MISA. These services were primarily related to ground facilities, engineering services and other services performed in connection with the operation of Intelsat Corp’s satellites, along with sales and administrative services provided to Intelsat Corp by other subsidiaries of Intelsat, Ltd. Intelsat Corp records revenue for administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.9 million, or 45%, to $31.9 million for the three months ended June 30, 2007 from $22.0 million for the three months ended June 30, 2006. The increase was due in part to the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that support our selling and administrative functions and similar functions for other subsidiaries of Intelsat, Ltd., increasing staff expenses by $7.5 million. Professional fees increased $4.1 million due to the further integration of the businesses, and were partially offset by a $1.8 million decrease in office, operational, and occupancy expenses also brought about by the closure of former offices.

Selling, general and administrative expenses increased by $28.0 million, or 73%, to $66.6 million for the six months ended June 30, 2007 from $38.6 million for the six months ended June 30, 2006. The increase was due in part to the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that support our selling and administrative functions and similar functions for other subsidiaries of Intelsat, Ltd., increasing staff expenses by $16.2 million. Professional fees increased $10.7 million due to the further integration of the businesses and transaction and financing related activity, and were partially offset by a $3.3 million decrease in office, operational, and occupancy expenses also brought about by the closure of former offices.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.0 million, or approximately 6%, to $72.9 million for the three months ended June 30, 2007 from $68.9 million for the three months ended June 30, 2006. This increase in depreciation and amortization was primarily the result of an increase in amortization expense of $13.1 million resulting from customer relationships and additional backlog obtained in the Intelsat Acquisition Transactions, offset by a decrease in depreciation expense of $9.0 million for satellites and other assets due to their revaluation in connection with the Intelsat Acquisition Transactions.

Depreciation and amortization expense increased by $6.7 million, or approximately 5%, to $145.4 million for the six months ended June 30, 2007 from $138.7 million for the six months ended June 30, 2006. This increase in depreciation and amortization was primarily the result of an increase in amortization expense of $26.2 million resulting from customer relationships and additional backlog obtained in the Intelsat Acquisition Transactions, offset by a decrease in depreciation expense of $19.1 million for satellites and other assets due to their revaluation in connection with the Intelsat Acquisition Transactions.

Restructuring and Transaction Costs

Restructuring and transaction expense increased by $1.3 million, or approximately 133%, to $2.3 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006. Restructuring and transaction expense increased $4.0 million, or approximately 139%, to $6.8 million for the six months ended June 30, 2007 from $2.9 million for the six months ended June 30, 2006. These increases were due to higher expenses relating to integration and retention costs incurred in connection with the Intelsat Acquisition Transactions.

Gain on Undesignated Interest Rate Swap

As of September 30, 2005, we completed our effectiveness assessment in relation to our $1.25 billion interest rate swap agreement. As a result of the assessment, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. As a result, the interest rate swap has been undesignated since the third quarter of 2005. The change in the fair value of the interest rate swap asset of $9.9 million and $23.1 million was recorded as a gain on undesignated interest rate swap in our consolidated statement of operations for the three and six months ended June 30, 2006, respectively, and a gain of $8.6 million and $6.7 million for the three and six months ended June 30, 2007, respectively.

Income from Operations

Our income from operations was $109.1 million for the three months ended June 30, 2007 compared to $111.8 million for the three months ended June 30, 2006. This decrease of $2.6 million was due to a decrease in revenue from transponder services, satellite-related services and other due to the sale of our G2 Satellite Solutions business, combined with an increase in costs relating to costs from affiliates that did not occur in the comparable prior period; increased selling, general and administrative expenses due to the transfer to Intelsat Corp of employees from other subsidiaries of Intelsat, Ltd; restructuring and transactions costs relating to the Intelsat Acquisition Transactions, and a decrease of $1.3 million in the gain on undesignated interest rate swap in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. These increases in costs were partially offset by an increase in revenue from affiliates that did not exist in the comparable prior period.

Our income from operations was $191.3 million for the six months ended June 30, 2007 compared to $216.8 million for the six months ended June 30, 2006. This decrease of $25.5 million was due to a decrease in revenue from transponder services, satellite-related services and other due to the sale of our G2 Satellite Solutions business, combined with an increase in costs relating to costs from affiliates that did not occur in the comparable prior period; increased selling, general and administrative expenses due to the transfer to Intelsat Corp of employees from other subsidiaries of Intelsat, Ltd; restructuring and transactions costs relating to the Intelsat Acquisition Transactions, and a decrease of $16.4 million in the gain on undesignated interest rate swap in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. These increases in costs were partially offset by an increase in revenue from affiliates that did not exist in the comparable prior period.

Interest Expense, Net

We incurred $64.0 million of net interest costs during the three months ended June 30, 2007. Net interest expense consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and less interest income. Interest expense, net, increased $9.5 million, or 18%, from $54.4 million for the three months ended June 30, 2006. We incurred $130.4 million of net interest costs during the six months ended June 30, 2007. Interest expense, net, increased $22.8 million, or 21%, from $107.6 million for the six months ended June 30, 2006. Interest expense for the three and six months ended June 30, 2007 increased compared with the same periods in 2006 due to higher total outstanding indebtedness and higher average interest rates in relation to our senior secured credit facilities. The increase in debt was a result of the issuance of $575.0 million of the Corp 2016 Senior Notes in connection with the completion of the Intelsat Acquisition Transactions. In addition, $9.5 million of interest was capitalized during the three months ended June 30, 2007 as compared to $7.1 million during the three months ended June 30, 2006 and $16.8 million of interest was capitalized during the six months ended June 30, 2007 as compared to $13.0 million for the six months ended June 30, 2006.

Other Income (Expense), Net

Other income (expense), net changed by $3.4 million to other income, net of $0.7 million for the three months ended June 30, 2007 from other expense, net of $2.7 million for the three months ended June 30, 2006. Other income (expense), net changed by $3.7 million to other income, net of $1.6 million for the six months ended June 30, 2007 from other expense, net of $2.1 million for the six months ended June 30, 2006. These changes are primarily the result of increases in miscellaneous income.

Income Taxes

Our provision for income taxes decreased by $7.4 million to $14.5 million for the three months ended June 30, 2007 from $21.9 million for the three months ended June 30, 2006. Our provision for income taxes decreased by $18.4 million to $18.8 million for the six months ended June 30, 2007 from $37.2 million for the six months ended June 30, 2006. The decrease in expense was mainly due to the decrease in income before income taxes in the three and six months ended June 30, 2007 as a result of the items described above offset by a decrease in the extraterritorial income exclusion tax benefit due in part to changes in the extraterritorial income regime.

The effective income tax rate for the three months ended June 30, 2007 was approximately 31.6% as compared to approximately 40% for the three months ended June 30, 2006. The effective income tax rate for the six months ended June 30, 2007 was approximately 30.1% as compared to approximately 34.8% for the six months ended June 30, 2006. The change in the effective rate from 2006 to 2007 was primarily driven by the reduction in income, partially offset by the tax benefits under the extraterritorial income regime.

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

A reconciliation of net income to EBITDA for the three and six months ended June 30, 2006 and 2007 is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(in thousands)		(in thousands)
Net income	$32,770	$31,400	$69,794	$43,648
Add:
Interest expense, net	54,437	63,966	107,601	130,411
Income tax expense	21,878	14,496	37,249	18,829
Depreciation and amortization	68,897	72,902	138,655	145,398

EBITDA	$177,982	$182,764	$353,299	$338,286

EBITDA of $182.8 million for the three months ended June 30, 2007 reflected an increase of $4.8 million, or 3%, from $178.0 million for the three months ended June 30, 2006. The increase was primarily attributable to the net increase of revenue over costs from affiliates of $38.9 million, offset by increases in selling, general and administrative expenses of $9.9 million resulting from an increase in employees following the employee transfer in July 2006.

EBITDA of $338.3 million for the six months ended June 30, 2007 reflected a decrease of $15.0 million, or 4%, from $353.3 million for the six months ended June 30, 2006. The decrease was primarily attributable to a $16.4 million decrease in gain recognized on the undesignated interest rate swap from 2006 to 2007 due to fluctuations in market conditions.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $235.3 million for the six months ended June 30, 2007 reflected a decrease of $14.8 million, or 6%, from $250.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was comprised principally of $43.6 million in net income, $145.4 million in depreciation and amortization, cash flows from operating assets and liabilities of $29.8 million, and $17.9 million in deferred income tax expense. As compared to the six months ended June 30, 2006, cash flows from operations decreased due to a decrease of $17.2 million in deferred income taxes, lower net income of $26.1 million and a decrease in the gain on the undesignated interest rate swap of $16.4 million, partially offset by an increase of $10.0 million in cash generated by operating assets and liabilities primarily related to MISA related receivables.

Net cash used in investing activities increased $68.6 million to $201.7 million for the six months ended June 30, 2007 from $133.0 million for the six months ended June 30, 2006. This increase was primarily due to capital expenditures. Capital expenditures increased $73.6 million in the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to an increase in satellite capital expenditures related to our satellites currently under construction.

Net cash used in financing activities decreased $94.3 million to $75.7 million for the six months ended June 30, 2007 from $170.0 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we repaid $34.6 million of prior funding for capital expenditures by a customer, repaid $27.2 million of long-term debt under our senior secured credit facility and paid deferred satellite performance incentive obligations of $7.2 million and paid dividends of $4.7 million. In the same period in 2006, we paid dividends to PanAmSat Holdco of $186.5 million, received funding for capital expenditures from a customer of $30.2 million, repaid $8.4 million of long-term debt under our senior secured credit facility and paid deferred satellite performance incentive obligations of $5.7 million.

Receivables

Our net receivables totaled $65.2 million at December 31, 2006. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $70.7 million at December 31, 2006. The remaining balance represented the allowance for doubtful accounts and other receivables. Our net receivables totaled $64.4 million at June 30, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $70.4 million at June 30, 2007. The remaining balance represented the allowance for doubtful accounts and other receivables.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations,” we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facilities as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the credit agreement as described in the table and related footnotes below, we must maintain a secured net debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA and EBITDA to net income and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

	Predecessor Entity	Successor Entity
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$250,123	$235,301
Depreciation and amortization	(138,655)	(145,398)
Provision for doubtful accounts	1,903	(2,369)
Deferred income taxes	(35,102)	(17,864)
Gain on disposal of assets	(3,316)	23
Share-based compensation expense	—	(298)
Amortization of bond discount and issuance costs	(10,741)	(1,020)
Gain on undesignated interest rate swap	23,140	6,727
Reversal of sales-type lease liabilities	1,943	—
Other non-cash items	376	(1,605)
Changes in operating assets and liabilities, net of acquired assets and liabilities	(19,877)	(29,849)

Intelsat Corp net income	69,794	43,648
Add:
Interest expense, net	107,601	130,411
Income tax expense	37,249	18,829
Depreciation and amortization	138,655	145,398

EBITDA	353,299	338,286
Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Adjustment of sales-type leases to operating leases (a)	8,762	—
Reversal of sales-type lease liabilities	(1,943)	—
Restructuring and transaction costs (b)	2,854	6,819
Gain on undesignated interest rate swap (c)	(23,140)	(6,727)
Non-recurring and other non-cash items (d)	4,682	8,698

Intelsat Corp Adjusted EBITDA	$344,514	$347,076

(a)	For the six months ended June 30, 2006, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against principal balance outstanding. These amounts would have been recorded as operating lease revenue if the related agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which the cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.

(b)	Restructuring charges represent severance costs, leasehold termination costs, facility closure costs and/or integration costs.

(c)	Gain on undesignated interest rate swap represents the non-cash income recognized in connection with the change in the fair value of the interest rate swap asset.

(d)

For the six months ended June 30, 2006, non-recurring and other non-cash items primarily consisted of (i) $3.3 million of net loss on investments, (ii) $0.5 million of non-cash amortization of acquisition-related costs, (iii) $0.8 million of loss on disposal of property and equipment and (iv) $0.2 million of non-cash compensation expense. For the six months ended June 30, 2007, non-recurring and other non-cash items primarily consisted of (i) $8.6 million of non-recurring integration costs, (ii) $1.7 million of Horizons lease expense, (iii) $1.4 million of non-cash amortization related to a fair value adjustment, (iv) $0.1 million of gain on disposal of property and equipment and $0.2 million of other non-cash items.

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

Funding Sources and Uses

We expect our most significant cash outlays in the next twelve months to be debt service on our outstanding debt and capital expenditures as described below in “—Capital Expenditures.” We intend to fund these requirements through cash on hand, cash provided by operating activities, and intercompany borrowings. Additionally, we have borrowing availability under our senior secured credit facilities. In addition, we anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents.

The Intelsat Acquisition Transactions were financed by the incurrence of significant debt, including the issuance of $575.0 million of Corp 2016 Senior Notes, which increased our interest expense. Also in connection with the Intelsat Acquisition Transactions, PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement was further amended on January 19, 2007, as described above in “—Overview—Impact of the Refinancing.” Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. As of June 30, 2007, we had outstanding letters of credit of $0.4 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $249.6 million at June 30, 2007, however, the aggregate availability under Intelsat Corp’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat with a secured debt covenant in the indenture governing Intelsat’s outstanding senior notes, and as a result such aggregate availability was limited to $359.3 million as of June 30, 2007.

On March 16, 2007, we redeemed and paid off our $1.2 million outstanding 8 1/2% Senior Notes due 2012.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $4.3 billion and $4.2 billion as of December 31, 2006 and June 30, 2007, respectively. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of June 30, 2007, we had approximately $350.4 million of expenditures remaining under existing satellite construction and launch contracts. During the six months ended June 30, 2007, we made payments of $189.2 million, primarily related to our repayment of customer funded capital expenditures and our G-17 satellite.

Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches. As of June 30, 2007, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

The launch of the Horizons-2 satellite currently being constructed by our joint venture, Horizons Satellite Holdings, has been delayed until the fourth quarter of 2007 to accommodate the satellite assembly and test plan timeline.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the age profile and utilization of the satellites in our fleet and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which we have satellites under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year.

Payments for satellites and other property and equipment during the six months ended June 30, 2007 were $202.8 million. We currently have five satellites on order, which will be built over a period of two years and two of which are expected to be launched by the end of 2007. For the remainder of 2007, we expect our remaining capital expenditures to be approximately $250 million, although changes in launch dates, construction plans or integration projects could result in a portion of these expected capital expenditures being incurred in 2008 instead of 2007. Our capital expenditures primarily relate to the construction and launch activities of the five satellites on order and integration related activities. We intend to fund these requirements through cash on hand, cash provided by operating activities, intercompany borrowings and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. This satellite will initially operate from 74 degrees west longitude and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees west longitude, to replace our G-11 satellite, and will serve North American cable and broadcasting customers. The satellite entered into service during July 2007.

Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. We use derivative instruments only for managing interest rate risk. Hedging activity may be done for purposes of mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through the selection of only the most creditworthy counterparties and thorough legal review of contracts.

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

As of June 30, 2007, we held a cash flow interest rate swap with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the floating rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On June 30, 2007, the rate we would pay averaged 4.68% and the rate we would receive averaged 5.36%.

This derivative instrument does not currently qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. Based on market prices on June 30, 2007, a one percentage point change in interest rates would result in a decrease in the fair value of this instrument by $17.3 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. Our Brazilian customers represented approximately 3% of our third-party revenue for the three and six months ended June 30, 2007. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007 which resulted in a cumulative effect adjustment to our consolidated balance sheet. We decreased our tax reserves and increased retained earnings by $3.3 million related to our reserve for ETI exclusion and we reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within our consolidated balance sheet as prescribed in FIN 48. As of

January 1, 2007, our gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had recorded reserves for interest and penalties in the amount of $20.4 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We are evaluating the impact that adoption of SFAS 158 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that adoption of SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of June 30, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). During the first quarter of 2007, we migrated our accounting and financial reporting systems into the systems historically used by Intelsat, Ltd. and Intelsat, Ltd. began accounting for Intelsat Corporation activities within Intelsat, Ltd.’s consolidated general ledger system. Because of the material weakness in Intelsat, Ltd.’s internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of June 30, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness.

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

•

Intelsat, Ltd. engaged an international public accounting firm to perform internal audit services under an outsourcing arrangement. The internal audit service provider is currently reviewing Intelsat, Ltd.’s policies, procedures and systems to address the material weakness.

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

•	We initiated efforts to purchase and implement a financial reporting consolidation package to better streamline and control the preparation of our periodic financial statements.

•	We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement a more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no change occurred in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but we do not believe that the resolution of any pending proceedings will have a material impact on our financial position or results of operations.

Item 1A.	Risk Factors

We and our parent companies may incur significant costs and suffer disruption in our business in connection with, but not be able to complete, the transaction contemplated by the BC Share Purchase Agreement. If our parent companies do complete the transaction, the amount of their debt will significantly increase, which may adversely affect their cash flow and their ability to operate their business, remain in compliance with debt covenants and make payments on their debt.

Our indirect parent company, Intelsat Holdings, and certain of its shareholders have entered into the BC Share Purchase Agreement with affiliates of funds advised by BC Partners Ltd. The transaction contemplated by the agreement is subject to a number of conditions and could be completed in the fourth quarter of 2007 or the first quarter of 2008. See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—The BC Share Purchase Agreement. Successful completion of the transaction depends on a number of factors that are not entirely within our control, including Intelsat Holdings’ ability, and the ability of BC Partners Ltd., to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. BC Partners Ltd. or Intelsat Holdings may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed. Intelsat Holdings and we may incur significant costs arising from efforts to engage in this transaction, and these expenditures may not result in the successful completion of the transaction. In addition, under the terms of the BC Share Purchase Agreement, Intelsat Holdings may be liable to Buyer and Parent in the event of certain breaches of representations, warranties and covenants it has made in the agreement up to a maximum liability of $250 million. Furthermore, the proposed transaction may disrupt our current plans and operations, divert our management’s attention from our core business and cause potential difficulties in employee retention, all of which could have a materially adverse effect on our operating results and business.

Even if the contemplated transaction is completed, Intelsat Holdings will become a significantly more highly leveraged company than it currently is. As a result of the anticipated financings for the transaction, Intelsat Holdings’ total debt is expected to increase by approximately $3.85 billion at closing. This new debt would intensify the risks Intelsat Holdings already faces as a highly leveraged company.

No other material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item	4. Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of Intelsat, Ltd., File No. 000-50262, filed on June 25, 2007).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: August 9, 2007	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer

Date: August 9, 2007	By	/s/ JEFFREY FREIMARK
Jeffrey Freimark Chief Financial Officer