Form 10-Q
period 2007-09-30
Intelsat CORP
filed 2007-11-09
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, an aggregate of 548 shares of our common stock were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity) and for the Three Months Ended September 30, 2007	5
	Unaudited Condensed Consolidated Statements of Operations for the period January 1, 2006 to July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity) and for the Nine Months ended September 30, 2007	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the period January 1, 2006 to July 1, 2006 (predecessor entity) and for the period July 1, 2006 to September 30, 2006 (successor entity) and for the Nine Months ended September 30, 2007	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults upon Senior Securities	63
Item 4.	Submission of Matters to a Vote of Security Holders	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

Signatures		65

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Holdco” refers to Intelsat Holding Corporation and not to its subsidiaries, (3) the terms “PanAmSat” and “PanAmSat Holdco” refer to Holdco and its subsidiaries, including Intelsat Corporation, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions, (5) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (6) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., PanAmSat Holdco’s indirect parent, and Intelsat, Ltd.’s direct wholly-owned subsidiary, (7) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intelsat Bermuda’s indirect wholly-owned subsidiary and (8) the term “Intelsat Acquisition Transactions” refers to the acquisition of PanAmSat by Intelsat Bermuda on July 3, 2006 and the related transactions discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Impact of the Intelsat Acquisition Transactions.

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

•

our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	the competitive environment in which we operate;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

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

•

risks that the proposed transaction disrupts current plans and operations of the Company and the potential difficulties in employee retention, including key members of our senior management, as a result of the transaction.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,021	$118,128
Receivables, net of allowance of $5,506 in 2006 and $7,802 in 2007	65,195	58,103
Due from affiliates	62,698	—
Deferred income taxes	28,520	28,441
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	14,024	37,458

Total current assets	346,467	242,130
Satellites and other property and equipment, net	1,828,710	1,923,158
Goodwill	3,742,674	3,738,223
Non-amortizable intangible assets	1,116,600	1,116,600
Amortizable intangible assets, net	320,013	280,734
Deferred charges and other assets, net	140,920	178,794

Total assets	$7,495,384	$7,479,639

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,986	$50,211
Taxes payable	45,964	4,560
Due to affiliates	—	21,219
Employee related liabilities	54,566	36,036
Customer advances for satellite construction	41,543	30,170
Accrued interest payable	71,821	63,426
Current portion of long-term debt	53,133	201,942
Deferred satellite performance incentives	14,912	19,843
Deferred gains and revenue	22,550	29,900

Total current liabilities	370,475	457,307
Long-term debt, net of current portion	3,448,192	3,258,560
Deferred satellite performance incentive obligations, net of current portion	99,427	103,120
Deferred revenue, net of current portion	16,789	17,404
Deferred income taxes	508,618	526,004
Accrued retirement benefits	31,759	28,722
Deferred credits and other	111,347	119,949

Commitments and contingencies (Note 13)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized, and 548 shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Paid-in capital	2,908,666	2,910,044
Retained earnings	—	58,329
Accumulated other comprehensive income	111	200

Total liabilities and shareholder’s equity	$7,495,384	$7,479,639

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	July 1, 2006	Period July 1 to September 30, 2006	Three Months Ended September 30, 2007
Revenue:
Transponder services, satellite-related services and other	$—	$200,177	$203,024
Revenue from affiliates	—	51,227	51,183

Total revenue	—	251,404	254,207

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	44,304	33,444
Costs from affiliates	—	18,468	20,368
Selling, general and administrative expenses	—	25,006	27,410
Depreciation and amortization	—	71,866	77,270
Restructuring and transaction costs	142,332	5,154	(104)
Loss on undesignated interest rate swap	—	14,328	9,488

Total operating expenses	142,332	179,126	167,876

Income (loss) from operations	(142,332)	72,278	86,331
Interest expense, net	—	70,710	64,634
Other income, net	—	1,322	1,478

Income (loss) before income taxes	(142,332)	2,890	23,175
Provision for (benefit from) income taxes	(29,242)	527	7,030

Net income (loss)	$(113,090)	$2,363	$16,145

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2007
Revenue:
Transponder services, satellite-related services and other	$436,864	$200,177	$604,698
Revenue from affiliates	—	51,227	158,539
Outright sales and sales-type leases	5,895	—	—

Total revenue	442,759	251,404	763,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	44,304	106,295
Cost of outright sales and sales-type leases	(1,943)	—	—
Costs from affiliates	—	18,468	53,120
Selling, general and administrative expenses	38,604	25,006	94,045
Depreciation and amortization	138,655	71,866	222,669
Restructuring and transaction costs	145,186	5,154	6,715
(Gain) loss on undesignated interest rate swap	(23,140)	14,328	2,760

Total operating expenses	368,339	179,126	485,604

Income from operations	74,420	72,278	277,633
Interest expense, net	107,601	70,710	195,045
Other income (expense), net	(2,108)	1,322	3,064

Income (loss) before income taxes	(35,289)	2,890	85,652
Provision for income taxes	8,007	527	25,859

Net income (loss)	$(43,296)	$2,363	$59,793

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(43,296)	$2,363	$59,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,655	71,866	222,669
Provision for doubtful accounts	(1,903)	322	2,859
Deferred income taxes	5,860	(5,483)	20,624
Loss on disposal of assets	3,316	—	265
Share-based compensation expense	—	—	303
Amortization of bond discount and issuance costs	10,741	2,137	2,890
(Gain) loss on undesignated interest rate swap	(23,140)	14,328	2,760
Restructuring and transaction costs	93,715	—	—
Reversal of sales-type lease liabilities	(1,943)	—	—
Other non-cash items	(377)	(433)	(1,680)
Changes in operating assets and liabilities, net of effects of acquisitions:
Collections on investments in sales-type leases	8,761	—	—
Receivables	(20,722)	(970)	4,587
Tax indemnification receivable	248	225	—
Prepaid expenses and other assets	4,580	1,533	(12,906)
Accounts payable and accrued liabilities	43,075	(11,763)	(2,739)
Income taxes payable	685	(1,054)	2,393
Employee related liabilities	11,392	8,267	(18,530)
Due to affiliates	896	(22,462)	84,029
Accrued retirement benefits	—	(2,913)	(3,037)
Other long-term liabilities	8,340	4,474	(16,340)
Deferred gains and revenue	11,505	2,467	5,992

Net cash provided by operating activities	250,388	62,904	353,932

Cash flows from investing activities:
Capital expenditures	(129,265)	(28,858)	(281,897)
Other investing activities	1,796	—	2,078
Acquisitions, net of cash acquired	(5,543)	56,670	—

Net cash provided by (used in) investing activities	(133,012)	27,812	(279,819)

Cash flows from financing activities:
Issuance of new debt	—	575,000	—
Repayments of long-term debt	(8,300)	(180)	(40,146)
New debt issuance costs	—	(28,602)	(2,172)
Dividends to shareholder	(186,481)	(565,656)	(4,717)
Funding of capital expenditures by customer	30,172	857	—
Repayments of funding of capital expenditures by customer	—	—	(41,282)
Principal payments on deferred satellite performance incentives	(5,683)	(2,971)	(10,888)

Net cash used in financing activities	(170,292)	(21,552)	(99,205)

Effect of exchange rate changes on cash and cash equivalents	27	516	1,199

Net change in cash and cash equivalents	(52,889)	69,680	(23,893)
Cash and cash equivalents, beginning of period	125,945	73,056	142,021

Cash and cash equivalents, end of period	$73,056	$142,736	$118,128

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$99,496	$41,868	$191,949
Income taxes paid (received), net	$(1,766)	$1,467	$7,783

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	$10,805	$(8,917)	$13,241

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation, formerly known as PanAmSat Corporation (“Intelsat Corp” or the “Company”), and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission. Unless the context otherwise requires or it is otherwise indicated within these condensed consolidated financial statements, Intelsat Corporation and its subsidiaries are referred to as “Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” the “Company,” “we,” “us” and “our.” The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On July 3, 2006, the Company’s parent was acquired by Intelsat (Bermuda), Ltd., a subsidiary of Intelsat, Ltd. (“Intelsat Bermuda”) (see Note 2(a)). The unaudited condensed consolidated financial statements presented for the period January 1, 2006 to July 1, 2006 represent the “predecessor” entity. The unaudited condensed consolidated financial statements for the period July 1, 2006 to September 30, 2006 and the three and nine months ended September 30, 2007 represent the “successor” entity. The Intelsat Acquisition Transactions (as defined below) were accounted for using the purchase method of accounting. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity. Although the effective date of the Merger Transaction (as defined below) and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transactions costs, which are recorded within the predecessor period of January 1, 2006 to July 1, 2006. As a result of the Intelsat Acquisition Transactions, certain accounting policies of the Company were changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on the Company’s condensed consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting policies as service contracts did have, and is expected to have, a significant impact on our consolidated financial statements (see Note 2(a)).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

respect to certain assets acquired and liabilities assumed with the Intelsat Acquisition Transactions (as defined below), the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that adoption of SFAS 157 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. The Company is required to adopt SFAS 158 as of December 31, 2007. The Company estimates that the incremental impact of adopting SFAS 158, before the impact of income taxes, will be a decrease in total liabilities of approximately $12.2 million and an increase in total shareholder’s equity of approximately $12.2 million as of December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that adoption of SFAS 159 will have on its condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2    Significant and Pending Transactions

(a) Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement dated August 28, 2005 by and among Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda (the “Intelsat Merger Agreement”) for approximately $3.2 billion in cash consideration. The merger in accordance with the Intelsat Merger Agreement (the “Merger Transaction”) and related transactions were funded through the incurrence of debt issued by Intelsat Bermuda, $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by the Company, referred to as the Corp 2016 Senior Notes, and cash on hand at the Company, Intelsat Bermuda and its

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

subsidiaries. On July 3, 2006, the Company also amended its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for the revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the amended and restated Credit Agreement dated as of August 20, 2004, provided a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.6 billion Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. These transactions and the Merger Transaction are referred to collectively as the Intelsat Acquisition Transactions.

Following completion of the Merger Transaction, Intelsat General Corporation (“IGen”), a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), a former subsidiary of the Company, which comprised its government services business, for cash consideration of $73.0 million. The financial results for the period January 1, 2006 to July 1, 2006, include operating results from G2 Satellite Solutions, while the results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to the Company on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of our indirect parent, Intelsat Holdings, Ltd. (“Intelsat Holdings”), entered into a master intercompany services agreement (the “MISA”), pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

An allocation of the purchase price for the Merger Transaction was performed using information available at that time and was based on estimates of fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. Determining fair values required Intelsat Corp to make significant estimates and assumptions. In order to develop estimates of fair values, Intelsat Corp considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Intelsat Corp’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While Intelsat Corp believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the quarter ended June 30, 2007.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The value of the assets acquired and liabilities assumed in the Merger Transaction are based on a purchase price which was calculated as follows:

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the accounting policies of Intelsat, Ltd., the indirect parent of the Company. Revenue at the inception of a sales-type lease was previously recognized at the net present value of the future minimum lease payments. As cash payments from lessees were received during the life of a sales-type lease, the Company recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, contracts previously considered sales-type leases are now recognized as service contracts. Under this accounting policy, revenue is recognized ratably over the term of the agreement.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b) The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity and that two funds controlled by Silver Lake Group, L.L.C. will hold approximately 16.9% of Parent’s fully diluted equity at closing. The term “Sponsors” refers collectively to funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

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

At the time of entry into the BC Share Purchase Agreement, the Buyer informed Intelsat Holdings that Parent and Buyer had received equity commitments in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which would be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased, and the $400 million 5 1/4% Senior Notes due 2008 of Intelsat, Ltd. will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat, Ltd.’s total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat, Ltd. and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

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

No new awards were made under the 1997 Stock Plan or the 2004 Stock Plan during the predecessor period January 1, 2006 to July 1, 2006 and these plans were terminated in connection with the completion of the Intelsat Acquisition Transactions. On July 3, 2006, 762,372 options related to the 1997 Stock Plan and 4,139,415 options related to the 2004 Stock Plan were settled for cash. Certain senior executives who were offered, and accepted, employment with Intelsat after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their PanAmSat Holdco 2004 Stock Plan stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 PanAmSat Holdco options granted to these individuals under the 2004 Stock Plan were rolled over into share-based compensation arrangements relating to common shares of Intelsat Holdings. As part of the Intelsat Acquisition Transactions, these executives received share-based compensation arrangements to purchase 16,055 shares in Intelsat Holdings.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

The restricted share grants are classified as a liability due to certain repurchase features in the 2005 Share Plan. The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s condensed consolidated financial statements. No expense was recorded during the predecessor period January 1, 2006 to July 1, 2006. As a result of the transfer of certain IGSC employees to Intelsat Corp following the completion of the Intelsat Acquisition Transactions, the Company recognized compensation expense of $6 thousand during the successor period July 1 to September 30, 2006 and compensation expense of $5 thousand and $15 thousand for the three months and nine months ended September 30, 2007, respectively. No compensation expense was recorded for performance vesting shares as of September 30, 2007 since it was not probable that the performance criteria would be met. Under the terms of the transaction contemplated in the BC Share Purchase Agreement, the performance vesting shares would vest upon consummation of the transaction (see Note 2(b)).

Employees were granted 107,139 restricted shares, of which 15,178 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of September 30, 2007, and the changes during the nine months ended September 30, 2007, is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of January 1, 2007	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(9,127)	$2.15
Vested	(7,156)	$2.15

Total non-vested restricted shares at September 30, 2007	67,124	$2.15

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

The non-vested restricted shares have a remaining weighted-average vesting period of 28 months and the performance shares will, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they will be forfeited if the performance criteria have not been met.

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

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, the SCAs are not deemed to be granted for accounting purposes, under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were paid in the nine months ended September 30, 2007. There was no remaining liability under either plan as of September 30, 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, Intelsat Corp assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards which fully vested in June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation. The Company recorded $1.3 million of compensation expense for the successor period July 1, 2006 to September 30, 2006. There was no expense recorded for the three months ended September 30, 2007 and the Company expensed $1.2 million for the nine months ended September 30, 2007. As of September 30, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 4    Retirement Plans, Other Retiree Benefits and Deferred Compensation Plans

(a) Pension and Other Postretirement Benefits

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat medical plans liability would transfer for all participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat Board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date and IGSC would reimburse Intelsat Corp for a portion of the future cash contributions required.

It is not currently expected that any contributions to the pension plan during 2007 will be required. The postretirement health insurance plan is an unfunded plan.

Net periodic pension benefit includes the following components for the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007:

	Successor Period July 1 to September 30, 2006	Nine Months Ended September 30, 2007
Service cost	$1,020	$2,427
Interest cost	4,686	13,319
Expected return on plan assets	(6,148)	(17,669)
Unrecognized prior service cost	(98)	(294)

Total benefit	$(540)	$(2,217)

Net periodic other postretirement benefit costs include the following components for the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007:

	Successor Period July 1 to September 30, 2006	Nine Months Ended September 30, 2007
Service cost	$307	$715
Interest cost	133	314
Unrecognized gain	—	(59)

Total costs	$440	$970

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b) Other Retirement Plans

Intelsat Corp maintains two defined contribution retirement plans for employees in the United States, one for legacy Intelsat employees who were hired before July 19, 2001 and one for Intelsat employees hired on or after July 19, 2001. Effective January 1, 2007, the defined contribution plan covering legacy PanAmSat employees was merged into the Intelsat plan for employees hired on or after July 19, 2001. The Company recognized compensation expense of $1.2 million and $1.7 million for the predecessor period January 1, 2006 to July 1, 2006 and the successor period July 1, 2006 to September 30, 2006, respectively, and compensation expense of $2.5 million and $5.6 million during the three and nine months ended September 30, 2007, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million as of December 31, 2006 and $0.1 million as of September 30, 2007. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of September 30, 2007
Service charges:
Billed	$68,842	$60,927
Unbilled	1,859	3,766
Other	—	1,212
Allowance for doubtful accounts	(5,506)	(7,802)

Total	$65,195	$58,103

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed within twelve months of the respective balance sheet date.

Note 6    Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	As of December 31, 2006	As of September 30, 2007
Satellites and launch vehicles	$1,761,422	$2,014,333
Information systems and ground segment	102,992	123,458
Buildings and other	83,432	83,037

Total cost	1,947,846	2,220,828
Less: accumulated depreciation	(119,136)	(297,670)

Total	$1,828,710	$1,923,158

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Satellites and other property and equipment as of December 31, 2006 and September 30, 2007 included construction-in-progress of $335.3 million and $431.5 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $7.3 million and $8.5 million were capitalized during the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, respectively, and $13.0 million, $7.3 million and $25.3 million were capitalized during the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively.

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

Horizons-1 owns and operates the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income (expense), net in the accompanying condensed consolidated statements of operations, and was $0.1 million for both the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, and was $0.1 million for the predecessor period January 1, 2006 to July 1, 2006, $0.1 million for the successor period July 1, 2006 to September 30, 2006, and $0.1 million for the nine months ended September 30, 2007. The investment balance of $22.1 million and $19.6 million was included within deferred charges and other assets, net in the accompanying condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007, respectively.

Horizons-2 plans to launch a Ku-band satellite to replace the SBS-6 satellite at 74.05 degrees west longitude (“WL”). The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. Construction of the Horizons-2 satellite is substantially complete and the satellite is expected to launch in December 2007. The total joint investment is expected to be approximately $208.8 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the obligation of the Company to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. The Company has therefore recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and September 30, 2007, the investment balance of $37.3 million and $73.7 million, respectively, is included within deferred charges and other assets, net and the Company has recorded a liability of $37.3 million and $73.7 million as of December 31, 2006 and September 30, 2007, respectively, within the condensed consolidated balance sheets in relation to the future funding of this investment in Horizons-2.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 8    Goodwill and Other Intangible Assets

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	As of December 31, 2006	As of September 30, 2007
Backlog and other	$205,400	$205,400
Customer relationships	140,800	140,800

Subtotal	346,200	346,200
Less: accumulated amortization	(26,187)	(65,466)

Total	$320,013	$280,734

Backlog and other and customer relationships have remaining weighted average lives of approximately four years and eleven years, respectively. The Company recorded amortization expense of $0.3 million, $13.3 million, $13.1 million and $39.3 million for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006, the three months ended September 30, 2007 and the nine months ended September 30, 2007, respectively.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of September 30, 2007
Goodwill	$3,742,674	$3,738,223
Orbital locations	$1,116,600	$1,116,600

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006	As of September 30, 2007
Senior Secured Credit Facilities, due January 2014	$1,635,100	$1,622,836
Senior Secured Credit Facilities, due July 2012	355,910	329,217
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	15,408
9% Senior Notes due January 2016	575,000	575,000
6 3/8% Senior Notes due January 2008	150,000	150,000
Unamortized discount on 6 3/8% Senior Notes	(337)	(99)
6 7/8% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6 7/8% Senior Notes	(13,187)	(13,180)
8 1/2% Senior Notes due June 2012	1,190	—

Total long-term debt	3,501,325	3,460,502
Less: current portion of long-term debt	53,133	201,942

Total long-term debt, excluding current portion	$3,448,192	$3,258,560

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed rate long-term debt was revalued based on quoted market prices, resulting in a net increase of approximately $3.4 million. This net increase is being amortized as a reduction to interest expense over the remaining term of the notes. The amortization of the increase for the successor period July 1, 2006 to September 30, 2006 and the three and nine months ended September 30, 2007 reduced interest expense by approximately $0.3 million, $0.3 million and $0.7 million, respectively.

In connection with the Intelsat Acquisition Transactions, the Company amended its senior secured credit facilities (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for each of the revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the amended and restated Credit Agreement dated as of August 20, 2004, provided a $355.9 million Tranche A-3 Term Loan with a six-year maturity, a $1.6 billion Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity.

Under the terms of the credit agreement governing Intelsat Corp’s amended and restated senior credit facilities, the ability of the Company to borrow under its revolving credit facility is subject to compliance by the Company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), an indirect subsidiary of Intelsat, Ltd., has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $359.6 million as of September 30, 2007, and the availability under Intelsat Corp’s revolving credit facility was $247.9 million, subject to the aggregate availability restriction.

On July 3, 2006, also in connection with the Intelsat Acquisition Transactions, the Company issued 9% Senior Notes due 2016 in an aggregate principal amount of $575.0 million, referred to as the Corp 2016 Senior Notes. The Company’s 9% Senior Notes due 2014, referred to as the Corp 2014 Senior Notes, require interest payments to be made semi-annually, are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of the Company’s existing and certain subsequently acquired or organized domestic restricted subsidiaries. See Note 17—Supplemental Consolidating Financial Information below. As of September 30, 2007, $275.0 million of 10- and 30-year fixed rate notes were also outstanding. The outstanding principal balances, interest rates and maturity dates for these notes as of September 30, 2007 were $150.0 million at 6 3/8% due 2008 and $125.0 million at 6 7/8% due 2028, respectively. Principal on these notes is payable at maturity, while interest is payable semi-annually.

On March 16, 2007, the remaining $1.2 million outstanding 8 1/2% Senior Notes due 2012 were redeemed and paid off.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swap

The satellite communications industry is a capital intensive, technology-driven business. The Company is subject to interest rate risk primarily associated with its variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, Intelsat Corp may enter into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting a portion of its floating-rate debt to a fixed rate.

On March 14, 2005, Intelsat Corp entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will be reduced to $625.0 million from March 14, 2008 until expiration on March 14, 2010. This swap was entered into to reduce the variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases.

The counterparties to this agreement are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. Intelsat Corp does not anticipate non-performance by the counterparties.

The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness.

Effective July 1, 2005, the Company discontinued hedge accounting for the above mentioned interest rate swap as a result of its quarterly effectiveness testing that indicated hedge effectiveness outside of the target range of 80% to 125%. Since the discontinuance of hedge accounting, this agreement has been marked-to-market and the change in the fair value of the interest rate swap is recorded within (gain) loss on undesignated interest rate swap in the accompanying condensed consolidated statements of operations. The interest rate swap remains undesignated.

During the predecessor period January 1, 2006 to July 1, 2006, the increase in the fair value of the interest rate swap asset and swap interest earned was $23.1 million and the decrease in the fair value of the interest rate swap asset and the swap interest earned during the successor period July 1, 2006 to September 30, 2006 was $14.3 million. During the three and nine months ended September 30, 2007, the Company recorded a loss of $9.5 million and $2.8 million, respectively, as a result of the change in the fair value of the interest rate swap. These gains and losses were recorded within (gain) loss on undesignated interest rate swap in its condensed consolidated statements of operations.

As of December 31, 2006, $0.4 million of the asset related to this interest rate swap was included in prepaid expenses and other current assets and $7.0 million of the asset was included in other deferred charges and other assets, net, within the accompanying consolidated balance sheet. As of September 30, 2007, a liability of $2.2 million related to the fair value of the interest rate swap was included in deferred credits and other on the Company’s condensed consolidated balance sheets.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 11    Income Taxes

The difference in the Company’s effective tax rate for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the three and nine months ended September 30, 2007, is primarily the result of an increase in income before income taxes, partially offset by a reduction in the benefits claimed under the extra-territorial income, or ETI, exclusion. These items are the primary drivers of the difference between the U.S. statutory income tax rate of 35% and the effective tax rates of 20.5%, 18.2% and 30.3% for the predecessor period July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, respectively. The effective tax rates were (22.7)%, 18.2% and 30.2%, respectively, for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, on an undiscounted basis. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007, which resulted in a cumulative effect adjustment to its condensed consolidated balance sheet. The Company decreased its tax reserves and increased retained earnings by $3.3 million related to the Company’s reserve for ETI exclusion and the Company reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within its condensed consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and, to the extent applicable, penalties with respect to unrecognized tax benefits, as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $20.4 million. As of September 30, 2007, the Company’s gross unrecognized tax benefits were $10.9 million (including interest and penalties), of which $0.3 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. As of September 30, 2007, the Company had recorded reserves for interest and penalties in the amount of $0.1 million.

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

On November 6, 2007, Intelsat Corp was notified by the Internal Revenue Service of its intent to initiate an audit for the tax year ended December 31, 2005.

Prior to August 20, 2004, Intelsat Corp joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, Intelsat Corp entered into a tax

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

At December 31, 2006, the Company had outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 was approximately $73.2 million. The Company contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, the Company was informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S. / Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, the Company reduced its tax reserves by $32.3 million, tax indemnification receivable from The DIRECTV Group by $23.2 million, federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, the Company made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to the indemnification agreement.

On October 25, 2007, the Company was notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. Under the terms of the tax separation agreement with The DIRECTV Group as described above, federal income taxes are fully indemnified by The DIRECTV Group.

The Company’s income tax provision, prior to and including the nine-month period ended September 30, 2007, includes estimates of potential tax expense that may arise from an adverse outcome from federal tax issues and foreign tax withholding issues. For all periods prior to and including the nine months ended September 30, 2007, the Company has assessed the minimum and maximum exposure for federal tax issues, including foreign sales corporation and ETI issues, as well as foreign tax withholding issues, and has provided taxes in the amount of the estimated exposure.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include the historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 PanAmSat consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $7.2 million as of December 31, 2006 and September 30, 2007, respectively, will be paid through 2011.

(b) Workforce Restructuring Plan

As part of the acquisition consolidation and integration, the Company has an approved workforce restructuring plan. This plan provides for the retention of key employees and the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. Approximately $15.4 million and $2.3 million of operating expenses were recorded in relation to these plans during the predecessor period July 1, 2006 and the successor period July 1, 2006 to September 30, 2006, respectively. For the three months ended September 30, 2007, net credits of $0.1 million were the result of changes in expected severance and retention payments. Approximately $18.2 million, $2.3 million and $6.7 million of operating expenses were recorded in relation to these plans during the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation. They are expected to be incurred and paid through June 2008.

The following table summarizes the recorded accruals and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plans	Total
Balance at December 31, 2006	$8.8	$17.0	$25.8
Restructuring charges	—	6.7	6.7
Non-cash items	0.2	0.3	0.5
Net cash payments	(1.8)	(17.0)	(18.8)

Balance at September 30, 2007	$7.2	$7.0	$14.2

The Company expects to incur additional costs of $0.4 million related to severance and retention and expects additional costs for workforce relocation during 2007 and 2008 as part of the Intelsat Acquisition Transactions related workforce plan. No additional costs related to its facilities restructuring plans are expected to be incurred.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 13    Contingencies

(a) Insurance

As of September 30, 2007, the Company had in effect in-orbit insurance policies covering three satellites with an insured value of $225.8 million and an aggregate net book value of $300.7 million. The Company had 21 uninsured satellites in orbit as of September 30, 2007. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, or Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion Systems (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Regional designation for revenue backlog has been conformed to Intelsat, Ltd.’s policy, and, as such, revenue by region is now based on the locations of customers to which services are billed. The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy for the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007 was as follows:

	Successor Entity
	Period July 1 to September 30, 2006	Three Months Ended September 30, 2007
North America	66%	61%
Latin America and Caribbean	14%	15%
Africa and Middle East	8%	10%
Asia Pacific	7%	8%
Europe	5%	6%

Approximately 9% of Intelsat Corp’s revenue was derived from its largest customer during the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007. The ten largest customers accounted for approximately 42% and 44% of Intelsat Corp’s revenue in the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, respectively.

The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007 was as follows:

	Predecessor Entity	Successor Entity
	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2007
North America	62%	66%	60%
Latin America and Caribbean	15%	14%	15%
Africa and Middle East	9%	8%	10%
Asia Pacific	8%	7%	9%
Europe	6%	5%	6%

Approximately 8% of Intelsat Corp’s revenue was derived from its largest customer during the predecessor period January 1, 2006 to July 1, 2006, and 9% of Intelsat Corp’s revenue was derived from its largest customer during the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007. The ten largest customers accounted for approximately 38%, 42% and 43% of Intelsat Corp’s revenue for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006, and the nine months ended September 30, 2007, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

For the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, revenues were derived from the following services:

	Successor Entity
	Period July 1 to September 30, 2006		Three Months Ended September 30, 2007
Transponder services	$184,746	74%	$183,408	72%
Managed services	12,554	5%	12,598	5%
Mobile satellite services and other	2,877	1%	7,018	3%

Subtotal	200,177	80%	203,024	80%
Revenue from affiliates	51,227	20%	51,183	20%

Total	$251,404	100%	$254,207	100%

For the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Period January 1 to July 1, 2006		Period July 1 to September 30, 2006		Nine Months Ended September 30, 2007
Transponder services	$384,643	87%	$184,746	74%	$545,555	71%
Managed services	39,160	9%	12,554	5%	36,004	5%
Mobile satellite services and other	18,956	4%	2,877	1%	23,139	3%

Subtotal	442,759	100%	200,177	80%	604,698	79%
Revenue from affiliates	—	0%	51,227	20%	158,539	21%

Total	$442,759	100%	$251,404	100%	$763,237	100%

Note 15    Related Party Transactions

(a) Transactions with Affiliates

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. Substantially all of the direct and indirect subsidiaries of Intelsat Holdings following the Intelsat Acquisition Transactions entered into the MISA pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

The Company recorded approximately $51.2 million of revenue in both the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007 related to capacity purchased from Intelsat Corp and its subsidiaries by, and other services provided by Intelsat Corp and its subsidiaries to, other subsidiaries of Intelsat, Ltd. in accordance with the MISA, and recognized $18.5 million and $20.4 million of costs related to these revenues during the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

During the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, the Company recorded approximately $11.9 million and $54.3 million, respectively, of revenue related to capacity purchased from Intelsat Corp and its subsidiaries by other subsidiaries of Intelsat, Ltd. The Company also recorded revenue of approximately $39.3 million and $104.2 million, respectively, related to services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. in accordance with the MISA, and recognized $18.5 million and $53.1 million of costs related to these revenues during the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively. As of September 30, 2007, the Company had a net payable of $21.2 million to other subsidiaries of Intelsat, Ltd. outstanding.

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

The Company recorded approximately $33.7 million, $18.0 million and $62.4 million of revenue during the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and September 30, 2007 was approximately $8.1 million and $7.7 million, respectively.

(c) Other Related Party Transactions

Intelsat Corp has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7). During the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007, the Company recorded expenses of approximately $1.0 million in each period in relation to the lease of such Ku-band satellite capacity from Horizons-1. During the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, the Company recorded expenses of approximately $2.1 million, $1.0 million and $3.0 million, respectively, in relation to the lease of such Ku-band satellite capacity from Horizons-1. Additionally, the Company provides telemetry, tracking and control services for the Horizons-1 satellite. The Company recorded revenue for these services of approximately $0.2 million during both the successor period July 1, 2006 to September 30, 2006 and the three months ended September 30, 2007. During the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006 and the nine months ended September 30, 2007, the Company recorded revenue of $0.3 million, $0.2 million and $0.5 million, respectively.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

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

On March 16, 2006, the Company’s board of directors declared a dividend to PanAmSat Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, the Company recorded dividends of $7.0 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, the Company’s board of directors declared a dividend to PanAmSat Holdco of approximately $52.3 million, which was paid on June 29, 2006. Also, in June 2006, the Company recorded and paid dividends of $23.5 million related to amounts funded to PanAmSat Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions.

On June 8, 2007, the Company’s board of directors declared a dividend to Holdco of approximately $4.7 million, which was paid in June 2007.

Note 17    Supplemental Condensed Consolidating Financial Information

Corp 2014 and 2016 Senior Notes

The Corp 2014 Senior Notes and the Corp 2016 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries of the Company. The following disclosures reflect the condensed consolidating financial information for the periods presented.

The Corp 2014 Senior Notes and Corp 2016 Senior Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each existing and certain subsequently acquired or organized domestic restricted subsidiaries (the “Subsidiary Guarantors”). As a result, the Company is required to present condensed consolidating financial information for the Company and the Subsidiary Guarantors within the notes to the condensed consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SEPTEMBER 30, 2007

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Separate financial statements of Intelsat Corp and the Subsidiary Guarantors are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

•	elimination of investment in subsidiaries;

•	elimination of intercompany accounts;

•	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

•	elimination of equity in earnings of subsidiaries.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$104,975	$—	$13,153	$—	$118,128
Receivables, net	53,514	1,313	3,276	—	58,103
Due from affiliates	—	722,633	30,063	(752,696)	—
Prepaid expenses and other current assets	37,380	—	78	—	37,458
Deferred income taxes	28,355	—	86	—	28,441

Total current assets	224,224	723,946	46,656	(752,696)	242,130

Satellites and other property and equipment, net	573,843	1,273,344	75,971	—	1,923,158
Amortizable intangible assets, net	14,900	265,834	—	—	280,734
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,738,223	—	—	—	3,738,223
Deferred charges and other assets, net	79,275	1,187	4,052	—	84,514
Intercompany loan receivable	198,245	—	—	(198,245)	—
Investment in affiliates and subsidiaries	2,682,182	—	—	(2,587,902)	94,280

Total assets	$7,510,892	$3,380,911	$126,679	$(3,538,843)	$7,479,639

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,462	$106	$4,409	$—	$120,977
Due to affiliates	721,525	—	—	(700,306)	21,219
Deferred satellite performance incentives	19,156	—	687	—	19,843
Accrued interest payable	63,251	43,909	8,656	(52,390)	63,426
Current portion of long-term debt	201,942	—	—	—	201,942
Deferred gains and revenue	28,369	1,408	123	—	29,900

Total current liabilities	1,150,705	45,423	13,875	(752,696)	457,307

Long-term debt, net of current portion	3,258,560	—	—	—	3,258,560
Intercompany loan payable	—	139,588	58,657	(198,245)	—
Deferred satellite performance incentives obligations, net of current portion	97,104	—	6,016	—	103,120
Deferred revenue, net of current portion	16,479	925	—	—	17,404
Deferred income taxes	(127,781)	645,951	7,834	—	526,004
Accrued retirement benefits	28,722	—	—	—	28,722
Deferred credits and other	118,530	1,193	226	—	119,949

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,968,573	2,547,831	40,071	(2,587,902)	2,968,573

Total liabilities and shareholder’s equity	$7,510,892	$3,380,911	$126,679	$(3,538,843)	$7,479,639

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$—	$7,929	$—	$142,021
Receivables, net	58,735	3,673	2,787	—	65,195
Due from affiliates	557,015	1,572,248	21,041	(2,087,606)	62,698
Prepaid expenses and other current assets	45,279	37	2,717	—	48,033
Deferred income taxes	28,434	—	86	—	28,520

Total current assets	823,555	1,575,958	34,560	(2,087,606)	346,467

Satellites and other property and equipment, net	494,234	1,251,783	82,693	—	1,828,710
Amortizable intangible assets, net	24,027	295,986	—	—	320,013
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Goodwill	3,742,674	—	—	—	3,742,674
Deferred charges and other assets, net	136,002	1,262	3,656	—	140,920
Intercompany loan receivable	898,657	—	—	(898,657)	—
Investment in affiliates and subsidiaries	2,274,387	—	—	(2,274,387)	—

Total assets	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206,009	$115	$1,935	$—	$208,059
Due to affiliates	1,562,677	478,514	3,199	(2,044,390)	—
Deferred satellite performance incentives	14,397	—	515	—	14,912
Accrued interest payable	71,821	38,111	5,105	(43,216)	71,821
Current portion of long-term debt	53,133	—	—	—	53,133
Deferred gains and revenue	21,456	1,068	26	—	22,550

Total current liabilities	1,929,493	517,808	10,780	(2,087,606)	370,475

Long-term debt, net of current portion	3,448,192	—	—	—	3,448,192
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentive obligations, net of current portion	92,988	—	6,439	—	99,427
Deferred revenue, net of current portion	15,967	822	—	—	16,789
Deferred income taxes	(143,400)	644,185	7,833	—	508,618
Accrued retirement benefits	31,759	—	—	—	31,759
Deferred credits and other	109,760	1,370	217	—	111,347

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,908,777	2,237,404	36,983	(2,274,387)	2,908,777

Total liabilities and shareholder’s equity	$8,393,536	$4,241,589	$120,909	$(5,260,650)	$7,495,384

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$207,476	$175,882	$12,611	$(192,945)	$203,024
Revenue from affiliates	51,183	—	—	—	51,183

Total revenue	258,659	175,882	12,611	(192,945)	254,207

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	214,188	11,633	568	(192,945)	33,444
Costs from affiliates	5,193	14,568	607	—	20,368
Selling, general and administrative expenses	26,484	(311)	1,237	—	27,410
Depreciation and amortization	8,748	66,275	2,247	—	77,270
Restructuring and transaction costs	(104)	—	—	—	(104)
Loss on undesignated interest rate swap	9,488	—	—	—	9,488

Total operating expenses	263,997	92,165	4,659	(192,945)	167,876

Income (loss) from operations	(5,338)	83,717	7,952	—	86,331
Interest expense, net	54,981	8,553	1,100	—	64,634
Subsidiary income	52,953	—	—	(52,953)	—
Other income, net	439	—	1,039	—	1,478

Income (loss) before income taxes	(6,927)	75,164	7,891	(52,953)	23,175
Provision for (benefit from) income taxes	(23,072)	27,725	2,377	—	7,030

Net income	$16,145	$47,439	$5,514	$(52,953)	$16,145

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$221,206	$152,066	$10,615	$(183,710)	$200,177
Revenue from affiliates	51,227	—	—	—	51,227

Total revenue	272,433	152,066	10,615	(183,710)	251,404

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	197,485	27,717	2,812	(183,710)	44,304
Costs from affiliates	18,468	—	—	—	18,468
Selling, general and administrative expenses	23,233	355	1,418	—	25,006
Depreciation and amortization	8,880	60,646	2,340	—	71,866
Restructuring and transaction costs	5,154	—	—	—	5,154
Loss on undesignated interest rate swap	14,328	—	—	—	14,328

Total operating expenses	267,548	88,718	6,570	(183,710)	179,126

Income from operations	4,885	63,348	4,045	—	72,278
Interest expense (income), net	51,726	19,088	(104)	—	70,710
Other income (expense), net	1,269	148	(95)	—	1,322
Subsidiary income	24,521	—	—	(24,521)	—

Income (loss) before income taxes	(21,051)	44,408	4,054	(24,521)	2,890
Provision for (benefit from) income taxes	(23,414)	23,393	548	—	527

Net income	$2,363	$21,015	$3,506	$(24,521)	$2,363

All of the expenses recorded during the predecessor period July 1, 2006 are expenses of Intelsat Corp and therefore separate condensed consolidating financial information for this period has not been presented as it is not meaningful for this period.

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$634,511	$536,618	$35,310	$(601,741)	$604,698
Revenue from affiliates	158,539	—	—	—	158,539

Total revenue	793,050	536,618	35,310	(601,741)	763,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	650,952	53,919	3,165	(601,741)	106,295
Costs from affiliates	8,170	43,101	1,849	—	53,120
Selling, general and administrative expenses	89,339	651	4,055	—	94,045
Depreciation and amortization	26,451	189,485	6,733	—	222,669
Restructuring and transaction costs	6,619	—	96	—	6,715
Loss on undesignated interest rate swap	2,760	—	—	—	2,760

Total operating expenses	784,291	287,156	15,898	(601,741)	485,604

Income from operations	8,759	249,462	19,412	—	277,633
Interest expense, net	145,435	46,109	3,501	—	195,045
Subsidiary income	141,025	—	—	(141,025)	—
Other income, net	1,700	—	1,364	—	3,064

Income before income taxes	6,049	203,353	17,275	(141,025)	85,652
Provision for (benefit from) income taxes	(53,744)	74,429	5,174	—	25,859

Net income	$59,793	$128,924	$12,101	$(141,025)	$59,793

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$221,206	$152,066	$10,615	$(183,710)	$200,177
Revenue from affiliates	51,227	—	—	—	51,227

Total revenue	272,433	152,066	10,615	(183,710)	251,404

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	197,485	27,717	2,812	(183,710)	44,304
Costs from affiliates	18,468	—	—	—	18,468
Selling, general and administrative expenses	23,233	355	1,418	—	25,006
Depreciation and amortization	8,880	60,646	2,340	—	71,866
Restructuring and transaction costs	5,154	—	—	—	5,154
Loss on undesignated interest rate swap	14,328	—	—	—	14,328

Total operating expenses	267,548	88,718	6,570	(183,710)	179,126

Income from operations	4,885	63,348	4,045	—	72,278
Interest expense (income), net	51,726	19,088	(104)	—	70,710
Other income (expense), net	1,269	148	(95)	—	1,322
Subsidiary income	24,521	—	—	(24,521)	—

Income (loss) before income taxes	(21,051)	44,408	4,054	(24,521)	2,890
Provision for (benefit from) income taxes	(23,414)	23,393	548	—	527

Net income	$2,363	$21,015	$3,506	$(24,521)	$2,363

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$446,977	$468,810	$17,022	$(495,945)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenue	452,872	468,810	17,022	(495,945)	442,759

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	469,679	94,300	2,943	(495,945)	70,977
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative expenses	32,429	3,315	2,860	—	38,604
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating expenses	634,347	220,639	9,298	(495,945)	368,339

Income (loss) from operations	(181,475)	248,171	7,724	—	74,420
Interest expense (income), net	70,247	37,479	(125)	—	107,601
Other income (expense), net	(3,820)	311	1,401	—	(2,108)
Subsidiary income	148,483	—	—	(148,483)	—

Income (loss) before income taxes	(107,059)	211,003	9,250	(148,483)	(35,289)
Provision for (benefit from) income taxes	(63,763)	70,801	969	—	8,007

Net income (loss)	$(43,296)	$140,202	$8,281	$(148,483)	$(43,296)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(359,604)	$700,412	$13,124	$—	$353,932

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(281,897)	—	—	—	(281,897)
Dividends from affiliates	9,014	—	—	(9,014)	—
Other investing activities	2,078	—	—	—	2,078

Net cash used in investing activities	(270,805)	—	—	(9,014)	(279,819)

Cash flows from financing activities:
New debt issuance costs	(2,172)	—	—	—	(2,172)
Repayments of long-term debt	660,266	(700,412)	—	—	(40,146)
Repayments of funding of capital expenditures by customer	(41,282)	—	—	—	(41,282)
Principal payments on deferred satellite performance incentives	(10,638)	—	(250)	—	(10,888)
Dividends to shareholder	(4,717)	—	(9,014)	9,014	(4,717)

Net cash provided by (used in) financing activities	601,457	(700,412)	(9,264)	9,014	(99,205)

Effect of exchange rate changes on cash and cash equivalents	(165)	—	1,364	—	1,199

Net change in cash and cash equivalents	(29,117)	—	5,224	—	(23,893)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$104,975	$—	$13,153	$—	$118,128

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO SEPTEMBER 30, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$62,324	$(222)	$802	$—	$62,904

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(27,832)	(790)	(236)	—	(28,858)
Acquisitions, net of cash acquired	56,670	—	—	—	56,670
Other investing activities	—	—	—	—	—

Net cash provide by (used in) investing activities	28,838	(790)	(236)	—	27,812

Cash flows from financing activities:
Issuance of new debt	575,000	—	—	—	575,000
Repayments of long-term debt	(180)	—	—	—	(180)
Dividends to shareholder	(565,656)	—	—	—	(565,656)
New debt issuance costs	(28,602)	—	—	—	(28,602)
Funding of capital expenditures by customer	857	—	—	—	857
Principal payments on deferred satellite performance incentives	(2,971)	—	—	—	(2,971)

Net cash used in financing activities	(21,552)	—	—	—	(21,552)

Effect of exchange rate changes on cash and cash equivalents	516	—	—	—	516

Net change in cash and cash equivalents	70,126	(1,012)	566	—	69,680
Cash and cash equivalents, beginning of period	65,522	1,012	6,522	—	73,056

Cash and cash equivalents, end of period	$135,648	$—	$7,088	$—	$142,736

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,721	$1,910	$1,757	$—	$250,388

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(129,265)	—	—	—	(129,265)
Acquisitions, net of cash acquired	—	—	(5,543)	—	(5,543)
Loans to subsidiaries	(6,020)	—	—	6,020	—
Other investing activities	1,796	—	—	—	1,796

Net cash used in investing activities	(133,489)	—	(5,543)	6,020	(133,012)

Cash flows from financing activities:
Issuance of new debt	—	—	6,020	(6,020)	—
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Dividends to shareholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Principal payments on deferred satellite performance incentives	(5,683)	—	—	—	(5,683)

Net cash provided by (used in) financing activities	(170,292)	—	6,020	(6,020)	(170,292)

Effect of exchange rate changes on cash and cash equivalents	27	—	—	—	27

Net change in cash and cash equivalents	(57,033)	1,910	2,234	—	(52,889)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$64,148	$1,910	$6,998	$—	$73,056

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the Intelsat Acquisition Transactions and the Merger Transaction, each as defined below, which were completed on July 3, 2006. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions on July 3, 2006, our indirect parent company, Intelsat, Ltd., is the largest provider of fixed satellite communications services worldwide, supplying video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers, many of which we have had relationships with for over 30 years. Intelsat, Ltd.’s global communications network includes 53 satellites in orbit, leased capacity on one additional satellite owned by another satellite operator and ground facilities related to the operation and control of our satellites. We believe that Intelsat, Ltd. has the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. This satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

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

Following consummation of the Merger Transaction, Intelsat General Corporation, a wholly-owned indirect subsidiary of Intelsat Bermuda, referred to as IGen, acquired our former subsidiary, G2 Satellite Solutions Corporation, referred to as G2 Satellite Solutions, which comprised our government services business, for cash consideration of $73.0 million by means of a merger in which G2 Satellite Solutions merged into IGen with IGen continuing as the surviving entity. Our financial results for the predecessor period January 1, 2006 to July 1, 2006 included operating results from G2 Satellite Solutions while our results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, were transferred to us on July 3, 2006 pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

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

As a result of the Intelsat Acquisition Transactions, our accounting for sales-type leases was changed to conform to the accounting policies of our indirect parent, Intelsat, Ltd. We previously recognized as revenue the net present value of the future minimum lease payments at the inception of a sales-type lease. As cash payment from lessees were received during the life of a sales-type lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. As a result of the change to conform accounting policies, sales-type leases are now recognized as service contracts. Certain of our other accounting policies have also been changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our condensed consolidated financial statements.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transaction costs, which are recorded within the predecessor period of January 1, 2006 to July 1, 2006. An allocation of the purchase price for the Merger Transaction was performed using information available at that time and was based on estimates of fair values of assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. Determining fair values required management to make significant estimates and assumptions. In order to develop estimates of fair values, management considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Management’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While management believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the quarter ended June 30, 2007.

We identified various cost-saving initiatives that were implemented in connection with the integration process following the closing of the Intelsat Acquisition Transactions. These initiatives included workforce reductions and related salaries and benefits savings, insurance costs, operating expense reductions due to consolidation of facilities, and cost savings expected to result from the implementation of improved operating processes and conforming policies in both companies to achieve best practices.

We believe we are on track with regard to our integration plan and our planned operating cost savings. Total headcount for Intelsat, Ltd. and its subsidiaries (including Intelsat Corp) at the time of the acquisition of PanAmSat by Intelsat Bermuda was approximately 1,370, and at September 30, 2007, the total headcount was 1,088, of which 895 were employed by Intelsat Corp, reflecting reductions in line with our original plan. Because of our more favorable market position since closing the Intelsat Acquisition Transactions in July 2006, we have been able to capture new business opportunities and generate additional revenue growth. In certain areas we have increased headcount to address these opportunities and to pursue new strategies that were not identified prior to the acquisition of PanAmSat by Intelsat Bermuda.

We believe that as of September 30, 2007 we had incurred most of the one-time expenditures necessary to achieve the expected cost savings resulting from the acquisition of PanAmSat, although some costs will continue to be incurred through 2008. We expect that our total expenditures to achieve the cost savings will be significantly below our original estimate of approximately $180 million, which included $40 million to $45 million in capital expense.

Impact of the Refinancing

On January 19, 2007, we further amended the Amended and Restated Credit Agreement governing our senior secured credit facilities, referred to as the Intelsat Corp Amended and Restated Credit Agreement, to reduce the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. We refer to this amendment as the Refinancing.

The BC Share Purchase Agreement

On June 19, 2007, Intelsat Holdings entered into a Share Purchase Agreement (the “BC Share Purchase Agreement”) with Serafina Holdings Limited (“Parent”), Serafina Acquisition Limited (“Buyer”), a wholly-owned subsidiary of Parent, and certain shareholders of Intelsat Holdings. Parent and Buyer are affiliates of funds advised by BC Partners Ltd. The BC Share Purchase Agreement provides for the acquisition of Intelsat Holdings’ shares by Buyer and Parent for consideration consisting of cash and Parent stock. Of the total consideration value to be received by current shareholders of Intelsat Holdings of approximately $5.025 billion, at least $4.6 billion is expected to be paid in cash with the remainder to be paid in Parent stock and options (representing up to 27% of the fully diluted equity of Parent as of the closing) as consideration for their shares, subject to certain closing adjustments. Although Parent has informed Intelsat Holdings that its equity syndication process is not yet complete, it is possible that one or more additional equity investors not affiliated with BC Partners Ltd. may commit to acquire a portion of the equity of Parent at the closing. If this occurs, the amount of cash received by the current shareholders of Intelsat Holdings would exceed $4.6 billion by such additional equity investment and the amount of Parent stock and options received by current shareholders of Intelsat Holdings would be correspondingly reduced. Parent has informed Intelsat Holdings that it currently expects that the total amount of Parent stock and options to be received by the Sponsors in the transaction will be approximately 5.5% or less of Parent’s fully diluted equity and that two funds controlled by Silver Lake Group, L.L.C. will hold approximately 16.9% of Parent’s fully diluted equity at closing. The term “Sponsors” refers collectively to funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC.

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

At the time of entry into the BC Share Purchase Agreement, the Buyer informed Intelsat Holdings that Parent and Buyer had received equity commitments in connection with the execution of the transaction in the amount of $1.1 billion in cash, and debt financing commitments in the amount of approximately $5.11 billion, the proceeds of which would be used to fund the cash portion of the transaction, repay certain indebtedness of Intelsat Holdings and its subsidiaries and pay certain transaction fees and expenses. The funding of the commitments is subject to certain conditions, including satisfaction of the conditions to the transaction. The debt commitments contemplate that, immediately following the transaction, Intelsat Holdings’ indirect subsidiary, Intelsat Bermuda, will transfer substantially all of its assets to a new wholly-owned indirect subsidiary, and that subsidiary will assume substantially all of the liabilities (including all existing indebtedness) of Intelsat Bermuda. It is currently expected that Intelsat Bermuda will then assume the new indebtedness issued by Parent or Buyer in connection with the transaction in the amount of approximately $5.11 billion. The Buyer has also informed Intelsat Holdings that it expects that, in connection with the transaction, approximately $860 million of the

Floating Rate Notes due 2013 and the Floating Rate Notes due 2015 of Intelsat Bermuda will be retired or defeased and the $400.0 million 5.25% Senior Notes due 2008 of Intelsat, Ltd. will be retired or defeased. The transaction is expected to result in a “change of control” under the various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain “change of control” provisions. The Buyer has informed Intelsat Holdings that it has obtained debt financing commitments to backstop all indebtedness of Intelsat Holdings and its subsidiaries that may be subject to such a “change of control” provision. As a result of the anticipated financings, Intelsat Holdings’ total indebtedness is expected to increase by approximately $3.85 billion at closing. All indebtedness of Intelsat Holdings and its subsidiaries not otherwise refinanced or repaid will remain outstanding.

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

Results of Operations

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for 2006 have been separately presented for the “predecessor entity” for the period January 1, 2006 to July 1, 2006 and for the “successor entity” for the period July 1, 2006 to September 30, 2006 in accordance with U.S. GAAP. Although the effective date of the Merger Transaction and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transactions costs, which are recorded within the predecessor period of January 1, 2006 to July 1, 2006.

For comparative purposes, we combined the periods from January 1, 2006 through September 30, 2006 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of presenting the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the predecessor entity and successor entity periods facilitates an understanding of the Company’s results of operations for the periods presented for 2006 in comparison to the three and nine months ended September 30, 2007, a comparison which many investors are interested in. However, this combination is not a U.S. GAAP measure, and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

Furthermore, the readers of our condensed consolidated financial statements should note that as part of the Intelsat Acquisition Transactions as described above, certain of our accounting policies have been changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting policies did have, and is expected to have, a significant impact on our consolidated financial statements. In addition, we sold our former subsidiary, G2 Satellite Solutions, to IGen and as a result, the financial condition and results of operations of our government business subsidiary are excluded from our consolidated financial statements after July 3, 2006. Additionally, subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we now incur costs for employees transferred to us and recognize revenue from affiliates for providing satellite capacity and for intercompany administrative, engineering and sales-related services provided by these employees to other subsidiaries of Intelsat, Ltd. We also recognize costs from affiliates for services primarily related to the operation of Intelsat Corp’s satellites, and for sales and administrative functions provided by other subsidiaries of Intelsat, Ltd. As a result of the above described changes, the reported results of operations for the nine months ended September 30, 2006 and 2007 are not necessarily comparable. The primary differences include higher revenue and cost from affiliates, higher direct costs of revenue and selling, general and administrative expenses, higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the Intelsat Acquisition Transactions. The historical results are not necessarily indicative of results to be expected for any future period.

The classification of revenue by product group during the period July 1, 2006 to September 30, 2006 and the period January 1, 2006 to September 30, 2006 has been changed to conform to Intelsat, Ltd.’s presentation. Prior period amounts have been reclassified to conform to this new presentation. Also, following the consummation of the Intelsat Acquisition Transactions, which included the sale of G2 Satellite Solutions to IGen, as discussed above, we now operate in a single industry segment. As such, segment disclosures are no longer required and therefore are not included for any of the periods presented.

The following table sets forth our results of operations for the “predecessor entity” for the period July 1, 2006, for the “successor entity” for the period July 1, 2006 to September 30, 2006 and for the combined three months ended September 30, 2006. This combination of results for the predecessor entity and successor entity periods facilitates an understanding of the combined three months ended September 30, 2006 as discussed above.

	Predecessor Entity	Successor Entity	Combined
	July 1, 2006	Period July 1 to September 30, 2006	Three Months Ended September 30, 2006
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$—	$200,177	$200,177
Revenue from affiliates	—	51,227	51,227

Total revenue	—	251,404	251,404

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	44,304	44,304
Costs from affiliates	—	18,468	18,468
Selling, general and administrative expenses	—	25,006	25,006
Depreciation and amortization	—	71,866	71,866
Restructuring and transaction costs	142,332	5,154	147,486
Loss on undesignated interest rate swap	—	14,328	14,328

Total operating expenses	142,332	179,126	321,458

Income (loss) from operations	(142,332)	72,278	(70,054)
Interest expense, net	—	70,710	70,710
Other income, net	—	1,322	1,322

Income (loss) before income taxes	(142,332)	2,890	(139,442)
Provision for (benefit from) income taxes	(29,242)	527	(28,715)

Net income (loss)	$(113,090)	$2,363	$(110,727)

The following table sets forth our comparative statements of operations for the combined three months ended September 30, 2006 and for the three months ended September 30, 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Combined	Three Months Ended September 30, 2007	Increase (Decrease)	Percentage Change
	Three Months Ended September 30, 2006
	(in thousands, except percentages)
Revenue:
Transponder services, satellite-related services and other	$200,177	$203,024	$2,847	1%
Revenue from affiliates	51,227	51,183	(44)	(0)

Total revenue	251,404	254,207	2,803	1

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	44,304	33,444	(10,860)	(25)
Costs from affiliates	18,468	20,368	1,900	10
Selling, general and administrative expenses	25,006	27,410	2,404	10
Depreciation and amortization	71,866	77,270	5,404	8
Restructuring and transaction costs	147,486	(104)	(147,590)	(100)
Loss on undesignated interest rate swap	14,328	9,488	(4,840)	(34)

Total operating expenses	321,458	167,876	(153,582)	(48)

Income (loss) from operations	(70,054)	86,331	156,385	NM
Interest expense, net	70,710	64,634	(6,076)	(9)
Other income, net	1,322	1,478	156	12

Income (loss) before income taxes	(139,442)	23,175	162,617	NM
Provision for (benefit from) income taxes	(28,715)	7,030	35,745	NM

Net income (loss)	$(110,727)	$16,145	$126,872	NM

The following table sets forth our results of operations for the “predecessor entity” for the period January 1, 2006 to July 1, 2006, for the “successor entity” for the period July 1, 2006 to September 30, 2006 and for the combined nine months ended September 30, 2006. This combination of results for the predecessor entity and successor entity periods facilitates an understanding of the combined nine months ended September 30, 2006 as discussed above.

	Predecessor Entity	Successor Entity	Combined
	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$436,864	$200,177	$637,041
Revenue from affiliates	—	51,227	51,227
Outright sales and sales-type leases	5,895	—	5,895

Total revenue	442,759	251,404	694,163

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	44,304	115,281
Cost of outright sales and sales-type leases	(1,943)	—	(1,943)
Costs from affiliates	—	18,468	18,468
Selling, general and administrative expenses	38,604	25,006	63,610
Depreciation and amortization	138,655	71,866	210,521
Restructuring and transaction costs	145,186	5,154	150,340
(Gain) loss on undesignated interest rate swap	(23,140)	14,328	(8,812)

Total operating expenses	368,339	179,126	547,465

Income from operations	74,420	72,278	146,698
Interest expense, net	107,601	70,710	178,311
Other income (expense), net	(2,108)	1,322	(786)

Income (loss) before income taxes	(35,289)	2,890	(32,399)
Provision for income taxes	8,007	527	8,534

Net income (loss)	$(43,296)	$2,363	$(40,933)

The following table sets forth our comparative statements of operations for the combined nine months ended September 30, 2006 and for the nine months ended September 30, 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented.

	Combined
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue:
Transponder services, satellite-related services and other	$637,041	$604,698	$(32,343)	(5)%
Revenue from affiliates	51,227	158,539	107,312	NM
Outright sales and sales-type leases	5,895	—	(5,895)	(100)

Total revenue	694,163	763,237	69,074	10

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	115,281	106,295	(8,986)	(8)
Cost of outright sales and sales-type leases	(1,943)	—	1,943	100
Costs from affiliates	18,468	53,120	34,652	NM
Selling, general and administrative expenses	63,610	94,045	30,435	48
Depreciation and amortization	210,521	222,669	12,148	6
Restructuring and transaction costs	150,340	6,715	(143,625)	(96)
(Gain) loss on undesignated interest rate swap	(8,812)	2,760	11,572	NM

Total operating expenses	547,465	485,604	(61,861)	(11)

Income from operations	146,698	277,633	130,935	89
Interest expense, net	178,311	195,045	16,734	9
Other income (expense), net	(786)	3,064	3,850	NM

Income (loss) before income taxes	(32,399)	85,652	118,051	NM
Provision for income taxes	8,534	25,859	17,325	NM

Net income (loss)	$(40,933)	$59,793	$100,726	NM

Revenue

The following table sets forth our comparative revenue by service type for the successor period July 1, 2006 to September 30, 2006 and for the three months ended September 30, 2007, with the increase (decrease) and percentage changes between periods presented:

	Successor Entity
	Period July 1 to September 30, 2006	Three Months Ended September 30, 2007	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$184,746	$183,408	$(1,338)	(1)%
Managed services	12,554	12,598	44	0
Mobile satellite services and other	2,877	7,018	4,141	144

Subtotal	200,177	203,024	2,847	1
Revenue from affiliates	51,227	51,183	(44)	(0)

Total	$251,404	$254,207	$2,803	1%

The following tables set forth our comparative revenue by service type for the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to September 30, 2006, on a combined basis for the nine months ended September 30, 2006 and for the nine months ended September 30, 2007, with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity	Successor Entity	Combined	Nine Months Ended September 30, 2007	Increase (Decrease)	Percentage Change
	Period January 1 to July 1, 2006	Period July 1 to September 30, 2006	Nine Months Ended September 30, 2006
		(in thousands, except percentages)
Transponder services	$384,643	$184,746	$569,389	$545,555	$(23,834)	(4)%
Managed services	39,160	12,554	51,714	36,004	(15,710)	(30)
Mobile satellite services and other	18,956	2,877	21,833	23,139	1,306	6

Subtotal	442,759	200,177	642,936	604,698	(38,238)	(6)
Revenue from affiliates	—	51,227	51,227	158,539	107,312	209

Total	$442,759	$251,404	$694,163	$763,237	$69,074	10%

Transponder Services, Satellite-related Services and Other Revenue

Transponder services, satellite-related services and other revenue increased by $2.8 million, or 1%, to $203.0 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. Mobile satellite services and other revenue increased by $4.1 million as a result of several projects underway in our satellite-related services business. In addition, 2006 revenues included approximately $3.1 million related to adjustments identified as part of the implementation of conforming accounting practices that were not specifically identified by product during the three months ended September 30, 2006, but that were included within the various products for the three months ended September 30, 2007. Transponder services revenue decreased by $1.3 million, due in part to a reduction in revenues of approximately $2.2 million as a result of the impact of the allocations following the Intelsat Acquisition Transactions as discussed above, and a decline in revenue from our media customer set, offset in part by increased revenue from our network services customers. Managed services revenues were unchanged as a result of increased revenues from our network services customers, offset by a decline in revenues due to the favorable impact of the World Cup soccer events in 2006.

Transponder services, satellite-related services and other revenue decreased by $38.2 million, or 6%, to $604.7 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. Transponder services revenue declined by $23.8 million, or 4%, and managed services decreased by $15.7 million, or 30%. These declines were primarily due to the sale of the G2 Satellite Solutions business as part of the Intelsat Acquisition Transactions and revenue generated from Intelsat, Ltd. and its subsidiaries during 2006 that is now being classified as revenue from affiliates. Mobile satellite services and other revenue increased by $1.3 million due to several initiatives underway in our satellite-related services, largely offset by the sale of G2 Satellite Solutions.

Revenue from Affiliates

There was not a material change in revenue from affiliates for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. Revenue from affiliates increased by $107.3 million, or 209%, to $158.5 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. Following the Intelsat Acquisition Transactions, revenue from affiliates included revenue generated from services on Intelsat Corp’s satellites that are sold to other subsidiaries of Intelsat, Ltd. or to the customers of other subsidiaries of Intelsat, Ltd. This revenue also includes administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the MISA, which was entered into in connection with the Intelsat Acquisition Transactions. The revenue earned from the MISA was, in part, reflective of the increased costs incurred in connection with services provided by the employees transferred to Intelsat Corp under the Employee Transfer Agreement, as noted below in direct costs of revenue and in selling, general and administrative expenses and charged to affiliates in accordance with the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $10.9 million, or 25%, to $33.4 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. The decrease was due primarily to on-going workforce reductions as part of our integration efforts, lower cost of sales of $5.0 million due to decreased usage of third-party services and a reduction in insurance expense of $1.5 million.

Direct costs of revenue decreased by $9.0 million, or 8%, to $106.3 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. The decrease was due primarily to a $26.9 million decrease in direct costs of revenue primarily related to the sale of G2 Satellite Solutions, in connection with the Intelsat Acquisition Transactions. These decreases were offset by the transfer to Intelsat Corp, under the Employee Transfer Agreement, of employees that directly support our terrestrial and satellite operations and operations of other subsidiaries of Intelsat, Ltd. including a $9.4 million increase in staff expenses and a $5.1 million increase in office, operational, and occupancy expenses.

Costs from Affiliates

Costs from affiliates increased by $1.9 million, or 10%, to $20.4 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. Costs from affiliates increased by $34.7 million, or 188%, to $53.1 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. The increase during the nine month period was due to an additional six months of costs recorded during the nine months ended September 30, 2007 for services provided by other subsidiaries of Intelsat, Ltd. to Intelsat Corp and its subsidiaries in accordance with the MISA. These services were primarily related to ground facilities, engineering services and other services performed in connection with the operation of Intelsat Corp’s satellites, along with sales and administrative services provided to Intelsat Corp by other subsidiaries of Intelsat, Ltd. Intelsat Corp records revenue for administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or 10%, to $27.4 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. The increase resulted primarily from higher salaries and from increased bonuses accrued under our employee incentive compensation program due to our improved operating performance in 2007. These increases were offset in part by a $1.0 million decrease in office, operational and occupancy expenses as a result of the consolidation of our headquarters offices.

Selling, general and administrative expenses increased by $30.4 million, or 48%, to $94.0 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. The increase was due in part to the transfer to Intelsat Corp under the Employee Transfer Agreement of employees that support our selling and administrative functions and similar functions for other subsidiaries of Intelsat, Ltd., increasing staff expenses by $19.6 million as a result of the additional six months of these expenses included within 2007 results. Professional fees increased by $11.9 million due to the increased use of third-party consultants in connection with integration of the businesses and transaction and financing related activity. These increases were partially offset by a $4.3 million decrease in office, operational, and occupancy expenses resulting from the closure of former offices.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.4 million, or 8%, to $77.3 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. The increase was primarily due to a $5.6 million increase in satellite depreciation expense as a result of the Galaxy 17 satellite being placed in service and the accelerated depreciation of the SBS-6 satellite caused by a change in its useful life and its placement in inclined-orbit.

Depreciation and amortization expense increased by $12.1 million, or 6%, to $222.7 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. This increase in depreciation and amortization was primarily the result of an increase in amortization expense of $25.7 million resulting from the additional six month impact of customer relationships and additional backlog recognized in the Intelsat Acquisition Transactions that had been included only for three months during 2006. Further increases resulted from the depreciation related to the Galaxy 17 satellite being placed in service during the third quarter of 2007. This was offset by the additional six months of impact of the net decrease in depreciation expense of $13.6 million for satellites and other assets due to their revaluation in connection with the Intelsat Acquisition Transactions that had been included only for three months during 2006.

Restructuring and Transaction Costs

Restructuring and transaction costs decreased by $147.6 million for the three months ended September 30, 2007 from $147.5 million for the combined three months ended September 30, 2006. Restructuring and transaction costs decreased $143.6 million, or 96%, to $6.7 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. These decreases were due to the transaction related costs incurred during the predecessor period and the decrease of costs incurred as integration efforts progress. The integration related costs incurred relate primarily to severance and facility closing costs incurred during the integration of PanAmSat and Intelsat operations.

(Gain) Loss on Undesignated Interest Rate Swap

As of September 30, 2005, we completed our effectiveness assessment in relation to our $1.25 billion notional amount interest rate swap agreement. As a result of the assessment, it was determined that the interest rate swap agreement was no longer an effective hedge and therefore did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. As a result, the interest rate swap has been undesignated since the third quarter of 2005. For the combined three months ended September 30, 2006 and the three months ended September 30, 2007, we recorded a loss on undesignated interest rate swap of $14.3 million and $9.5 million, respectively, as a result of the change in the fair value of the interest rate swap. For the combined nine months ended September 30, 2006 and the nine months ended September 30, 2007, we recorded a gain of $8.8 million and a loss of $2.8 million, respectively, on undesignated interest rate swap, as a result of the change in the fair value of the interest rate swap. We may be subject to either gains or losses in future periods as market conditions change and the swap agreement remains ineffective.

Income (Loss) from Operations

Our income from operations was $86.3 million for the three months ended September 30, 2007 compared to a loss of $70.1 million for the combined three months ended September 30, 2006. This change of $156.4 million was primarily due to an increase in revenue, combined with a decrease in restructuring costs of $147.6 million, a decrease in direct costs of revenue (exclusive of depreciation and amortization) and a decrease in the loss on undesignated interest rate swap, offset by increases in depreciation and amortization, costs from affiliates and selling, general and administrative expenses.

Our income from operations was $277.6 million for the nine months ended September 30, 2007 compared to $146.7 million for the combined nine months ended September 30, 2006. This increase of $130.9 million was due to an increase in total revenue, combined with a decrease in restructuring costs of $143.6 million and a decrease in direct costs of revenue (exclusive of depreciation and amortization), offset by an increase in costs from affiliates combined with a decrease in the value of the undesignated interest rate swap and increases in depreciation and amortization and selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net consists of the gross interest costs we incur less the amount of interest we capitalize related to capital assets under construction and less interest income. Interest expense, net, decreased $6.1 million, or 9%, to $64.6 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. The decrease was due to the favorable impact of the amendments to our senior secured credit facilities as part of the Refinancing. In addition, $8.5 million of interest was capitalized during the three months ended September 30, 2007 as compared to $7.3 million during the combined three months ended September 30, 2006, due to higher levels of assets under construction.

Interest expense, net, increased $16.7 million, or 9%, for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. The increase was due to higher total outstanding indebtedness and higher average interest rates in relation to our senior secured credit facilities. The increase in debt was a result of the issuance of $575.0 million of the Corp 2016 Senior Notes in connection with the completion of the Intelsat Acquisition Transactions. In addition, this was offset by $25.3 million of interest that was capitalized during the nine months ended September 30, 2007 as compared to $20.3 million for the combined nine months ended September 30, 2006, due to higher levels of assets under construction.

Other Income (Expense), Net

Other income, net increased by $0.2 million to $1.5 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. Other income (expense), net changed by $3.9 million to other income, net of $3.1 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. These changes were primarily the result of increases in miscellaneous income.

Income Taxes

Our provision for income taxes increased by $35.7 million to $7.0 million for the three months ended September 30, 2007 as compared to the combined three months ended September 30, 2006. Our provision for income taxes increased by $17.3 million to $25.9 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. The increase in expense was mainly due to the net increase in income (loss) before income taxes in the three and nine months ended September 30, 2007 as a result of the items described above offset by a decrease in the extraterritorial income exclusion tax benefit due in part to changes in the extraterritorial income regime.

The effective income tax rate for the three months ended September 30, 2007 was approximately 30.3% as compared to an income tax benefit rate of approximately 20.6% for the combined three months ended September 30, 2006. The effective income tax rate for the nine months ended September 30, 2007 was approximately 30.2% as compared to approximately 26.3% for the combined nine months ended September 30, 2006. The change in the effective rate from 2006 to 2007 was primarily driven by the net increase in income (loss) in taxable jurisdictions, partially offset by the tax benefits under the extraterritorial income regime.

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

A reconciliation of net income (loss) to EBITDA for the three and nine months ended September 30, 2006 and 2007 is as follows:

	Combined	Three Months Ended September 30, 2007	Combined	Nine Months Ended September 30, 2007
	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	(in thousands)
Net income (loss)	$(110,727)	$16,145	$(40,933)	$59,793
Add:
Interest expense, net	70,710	64,634	178,311	195,045
Provision for (benefit from) income taxes	(28,715)	7,030	8,534	25,859
Depreciation and amortization	71,866	77,270	210,521	222,669

EBITDA	$3,134	$165,079	$356,433	$503,366

EBITDA of $165.1 million for the three months ended September 30, 2007 reflected an increase of $161.9 million as compared to the combined three months ended September 30, 2006. The increase was primarily attributable to higher net income for the three months ended September 30, 2007 compared to the combined period in 2006 due to significant restructuring costs incurred in the 2006 period.

EBITDA of $503.4 million for the nine months ended September 30, 2007 reflected an increase of $146.9 million, or 41%, as compared to the combined nine months ended September 30, 2006. The increase was primarily attributable to higher net income for the nine months ended September 30, 2007 compared to the combined period in 2006 due to significant restructuring costs incurred in the 2006 period.

Liquidity and Capital Resources

Cash Flow Items

Net cash provided by operating activities of $353.9 million for the nine months ended September 30, 2007 reflected an increase of $40.9 million as compared to the combined nine months ended September 30, 2006. For the combined nine months ended September 30, 2006, net cash provided by operating activities was principally comprised of $40.9 million in net loss, $210.5 million in depreciation and amortization, $12.9 million of non-cash amortization of bond discount and issuance costs, $93.7 million in restructuring and transaction costs related to the Intelsat Acquisition Transactions and $46.3 million of cash flows from operating assets and liabilities. For the nine months ended September 30, 2007, net cash provided by operating activities was principally comprised of $59.8 million in net income, $222.7 million in depreciation and amortization, $20.6 million in deferred income tax expense, $2.9 million of non-cash amortization of bond discount and issuance costs, a $2.8 million loss on the undesignated interest rate swap and $43.5 million of cash flows from operating assets and liabilities.

Net cash used in investing activities increased $174.6 million to $279.8 million for the nine months ended September 30, 2007 as compared to the combined nine months ended September 30, 2006. This increase was primarily driven by $281.9 million in capital expenditures associated with satellites under construction during 2007 as compared to the $158.1 million in such capital expenditures for the combined nine months ended September 30, 2006.

Net cash used in financing activities was $99.2 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $191.6 million for the combined nine months ended September 30, 2006. During the nine months ended September 30, 2007, we repaid $41.3 million of funding of capital expenditures to a customer, paid $39.0 million in mandatory principal payments under our senior secured credit facilities, paid $1.2 million to redeem the remaining outstanding 8 1/2% Senior Notes due 2012, paid $10.9 million of deferred satellite performance incentives and paid dividends of $4.7 million. During the combined nine months ended September 30, 2006, we issued new debt of $575.4 million in conjunction with the Intelsat Acquisition Transactions, paid $28.6 million of associated new debt issuance costs and paid $752.1 million of dividends to PanAmSat Holdco.

Receivables

Our receivables, net of allowance for doubtful accounts, totaled $65.2 million at December 31, 2006. Gross trade receivables, consisting of total billed and unbilled service charges, were $70.7 million at December 31, 2006. Our receivables, net of allowance for doubtful accounts, totaled $58.1 million at September 30, 2007. Of this amount, gross trade receivables, consisting of total billed and unbilled service charges, were $65.9 million at September 30, 2007.

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

	Combined	Nine Months Ended September 30, 2007
	Nine Months Ended September 30, 2006
	(in thousands)
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$313,292	$353,932
Depreciation and amortization	(210,521)	(222,669)
Provision for doubtful accounts	1,581	(2,859)
Deferred income taxes	(377)	(20,624)
Loss on disposal of assets	(3,316)	(265)
Share-based compensation expense	—	(303)
Amortization of bond discount and issuance costs	(12,878)	(2,890)
Restructuring and transaction costs	(93,715)	—
Gain (loss) on undesignated interest rate swap	8,812	(2,760)
Reversal of sales-type lease liabilities	1,943	—
Other non-cash items	810	1,680
Changes in operating assets and liabilities, net of effects of acquisition	(46,564)	(43,449)

Intelsat Corp net income (loss)	(40,933)	59,793

Add:
Interest expense, net	178,311	195,045
Provision for income taxes	8,534	25,859
Depreciation and amortization	210,521	222,669

EBITDA	356,433	503,366

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Adjustment of sales-type leases to operating leases (a)	8,762	—
Reserves for long-term receivables	(1,943)	—
Restructuring and transaction costs (b)	150,340	6,715
(Gain) loss on undesignated interest rate swap (c)	(8,812)	2,760
Non-recurring and other non-cash items (d)	9,740	10,311

Intelsat Corp Adjusted EBITDA	$514,520	$523,152

(a)	For the combined nine months ended September 30, 2006, adjustment of sales-type leases to operating leases represents the principal portion of the periodic sales-type lease payments that are recorded against principal balance outstanding. These amounts would have been recorded as operating lease revenue if the related agreements had been accounted for as operating leases instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which the cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.

(b)	Restructuring and transaction costs represent severance, leasehold terminations, facility closure costs and/or integration costs.

(c)	Gain (loss) on undesignated interest rate swap represents the non-cash income or loss recognized in connection with the change in the fair value of the interest rate swap asset.

(d)	For the combined nine months ended September 30, 2006, non-recurring and other non-cash items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense, (iii) $0.8 million loss on disposal of fixed assets, (iv) $2.6 million of lease expense for the Horizons-1 satellite, (v) $1.7 million of integration expense, (vi) $1.3 million of non-cash long-term incentive plan compensation expense, (vii) $0.6 million of relocation expense and (viii) $3.3 million of loss on investment, partially offset by $0.2 million of non-cash amortization related to a customer guarantee, a $0.5 million gain on pension assets, a $0.2 million gain on an equity investment and $0.5 million reduction in retirement expense. For the nine months ended September 30, 2007, non-recurring and other non-cash items primarily consisted of (i) $11.3 million of non-recurring integration costs, (ii) $2.6 million of lease expense for the Horizons-1 satellite and (iii) $0.1 million of gain on disposal of property and equipment, partially offset by $2.8 million of non-cash amortization related to a fair value adjustment, and $0.9 million of other non-cash items.

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

The Intelsat Acquisition Transactions were financed by the incurrence of significant debt, including the issuance of $575.0 million of Corp 2016 Senior Notes, which increased our interest expense. Also, in connection with the Intelsat Acquisition Transactions, PanAmSat Opco entered into an amendment of its senior secured credit facilities on July 3, 2006, which included revised terms for its revolving credit facility and term loans. The Intelsat Corp Amended and Restated Credit Agreement was further amended on January 19, 2007, as described above in “—Overview—Impact of the Refinancing.” Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans. As of September 30, 2007, we had outstanding letters of credit of $2.1 million and the revolving credit facility was undrawn. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Availability under the revolving credit facility was $247.9 million at September 30, 2007, however, the aggregate availability under Intelsat Corp’s and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat with a secured debt covenant in the indenture governing Intelsat’s outstanding senior notes, and as a result such aggregate availability was limited to $359.6 million as of September 30, 2007.

On March 16, 2007, we redeemed and paid off our $1.2 million outstanding 8 1/2% Senior Notes due 2012.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected actual future revenue under customer contracts, and includes both non-cancelable contracts and contracts that are cancelable. Our backlog was approximately $4.3 billion and $4.1 billion as of December 31, 2006 and September 30, 2007, respectively. This backlog and the predictable level of non-cash depreciation expense in the fixed satellite services sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of September 30, 2007, we had approximately $295.4 million of expenditures remaining under existing satellite construction and launch contracts. During the nine months ended September 30, 2007, we made payments of $246.3 million, primarily related to our Intelsat 11 and Galaxy 17 satellites.

Effective May 1, 2007, we obtained launch insurance plus one year of in-orbit insurance for all of our currently planned satellite launches. As of September 30, 2007, we did not have any non-cancellable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Construction of the Horizons-2 satellite is substantially complete and the satellite is expected to be launched in December 2007.

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2007 were $281.9 million. We currently have two satellites on order, which will be built over a period of two years and also are nearing the completion of the construction of the Horizons-2 satellite, which we have built through our joint venture, Horizons Satellite Holdings, LLC, with an expected launch in December 2007. For 2007, we originally expected our total capital expenditures to be approximately $370 million. However, we have encountered changes in launch dates and construction projects which will result in a portion of these expenses being incurred in 2008 instead of 2007. We currently believe our total capital expenditures will be approximately $350 million to $370 million. Our capital expenditures primarily relate to the construction and launch activities of the two satellites on order. We intend to fund these requirements through cash on hand, cash provided by operating activities, intercompany borrowings and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

On May 4, 2007, we successfully launched our Galaxy 17 satellite into orbit. This satellite will initially operate from 74 degrees west longitude (“WL”) and offer high-power capacity to customers in North America and the Caribbean. Galaxy 17 will eventually be located at 91 degrees WL, to replace our Galaxy 11 satellite, and will serve North American cable and broadcasting customers. The satellite entered into service during July 2007.

On October 5, 2007, we successfully launched our Intelsat 11 satellite into orbit and payload in-orbit testing has been completed.

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

As of September 30, 2007, we held a cash flow interest rate swap with a notional amount of $1.25 billion. The notional amount will be reduced to $625.0 million from March 14, 2008 until expiration on March 15, 2010. This swap was entered into as a hedge to reduce the variability in cash flow on a portion of the floating rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On September 30, 2007, the rate we would pay averaged 4.71% and the rate we would receive averaged 5.70%.

This derivative instrument does not currently qualify for hedge accounting treatment in our condensed consolidated financial statements, and so the changes in the fair value of this instrument are recognized in earnings during the period of change. Based on market prices on September 30, 2007, a one percentage point change in interest rates would result in a decrease in the fair value of this instrument by approximately $14.8 million.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material currency exchange risk. However, our service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with the majority of our Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating our risk. Our Brazilian customers represented approximately 2% of our third-party revenue for the three months ended September 30, 2007 and 3% for the nine months ended September 30, 2007. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007 which resulted in a cumulative effect adjustment to our consolidated balance sheet. We decreased our tax reserves and increased retained earnings by $3.3 million related to our reserve for ETI exclusion and we reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within our condensed consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, our gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect our effective tax rate. We continue to recognize interest and to the extent applicable, penalties with respect to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had recorded reserves for interest and penalties in the amount of $20.4 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact that adoption of SFAS 157 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. We are required to adopt SFAS 158 as of December 31, 2007. We estimate that the incremental impact of adopting SFAS 158, before the impact of income taxes, will be a decrease in total liabilities of approximately $12.2 million and an increase in total shareholder’s equity of approximately $12.2 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that adoption of SFAS 159 will have on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosures about Market Risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in, and pursuant to, Rule 15d-15 of the Exchange Act, as of September 30, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”). During the first quarter of 2007, we migrated our accounting and financial reporting systems into the systems historically used by Intelsat, Ltd. and Intelsat, Ltd. began accounting for Intelsat Corporation activities within Intelsat, Ltd.’s consolidated general ledger system. Because of the material weakness in Intelsat, Ltd.’s internal control over financial reporting related to financial reporting processes described below, our CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures were not effective. However, as described below under “Remedial Efforts Related to the Material Weakness in Internal Control,” we are working to eliminate the material weakness.

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

•

Intelsat, Ltd. hired experienced accounting and tax personnel and expects to hire additional experienced accounting personnel, including staff to handle the increased workload associated with the reporting structure in place after the Intelsat Acquisition Transactions, and will continue to recruit additional staff in key areas including financial reporting.

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

•

We continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We have implemented more formal procedures related to the review and approval of journal entries.

•

We have formalized the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement a more formal review of these reconciliations by our accounting management and we have increased the number of supervisory personnel to ensure that reviews are performed.

•	We purchased and initiated implementation of a financial reporting consolidation package to better streamline and control the preparation of our periodic financial statements.

Other Changes in Internal Control over Financial Reporting

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Assessment of Internal Control over Financial Reporting

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 that require an annual management assessment of our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Second Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 000-50262, filed on November 9, 2007).

4.2	Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank Of New York, as trustee (incorporated by reference to Exhibit 4.2 to Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 000-50262, filed on November 9, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: November 9, 2007	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer

Date: November 9, 2007	By	/s/ JEFFREY FREIMARK
Jeffrey Freimark Chief Financial Officer