Form 10-K
period 2007-12-31
Intelsat CORP
filed 2008-03-21
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

As of March 10, 2008, an aggregate of 548 shares of our common stock were outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K, or Annual Report, constitute forward-looking statements that do not directly or exclusively relate to historical facts. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain Intelsat, Ltd.’s, or Intelsat, leadership position in the fixed satellite services, or FSS, sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators; with respect to video contribution services, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our plans for satellite launches in the near term; our expected capital expenditures in 2008 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; and the impact of the New Sponsors Acquisition Transactions and the Intelsat Acquisition Transactions, each as defined in Item 1—Business.

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

Other factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

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

In connection with our acquisition by funds controlled by BC Partners Holdings Limited and Silver Lake Partners as described in this Annual Report under Item 1—Business—Significant Transactions—The New Sponsors Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Annual Report include, but are not limited to:

•	our substantial level of indebtedness following consummation of the New Sponsors Acquisition Transactions;

•	certain covenants in our debt agreements following consummation of the New Sponsors Acquisition Transactions;

•	the ability of our subsidiaries to make distributions to us in amounts sufficient to make required interest and principal payments; and

•

risks that the New Sponsors Acquisition Transactions disrupt our current plans and operations and the potential difficulties in employee retention, including key members of our senior management, as a result of such transactions.

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, and not to its subsidiaries, (3) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries, including Intelsat Corp, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions, (5) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (6) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (7) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a newly formed direct subsidiary of Intelsat Bermuda, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (11) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., and (12) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions discussed under —Significant Transactions—The New Sponsors Acquisition Transactions. We refer to Intelsat General Corporation, Intelsat’s government business subsidiary, as “IGen.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Our Company

We operate as a fully integrated subsidiary of Intelsat, Ltd., our indirect parent. We provide service on a global fleet of 26 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat for a combined fleet of 53 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. Our business is diversified by service offering, customer group, satellite and geography, which reduces our market and operating risk. Our broad customer base includes some of the world’s leading media and communications companies, multinational corporations and Internet service providers, or ISPs. Our customers access our capacity through our extensive service offerings, which include transponder services, hybrid managed services combining satellite capacity and terrestrial facilities.

As a subsidiary of Intelsat, we operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for fixed satellite services capacity from both private industry and governments. The fixed satellite services sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. As of December 31, 2007, our revenue backlog, which is based on long-term customer commitments of up to 15 years, was approximately $4.5 billion, approximately 98% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the year ended December 31, 2007, we generated revenue (including revenue from affiliates) of $1.0 billion.

Our combined company has the largest, most flexible and one of the most reliable satellite fleets in the world, covering over 99% of the world’s population. Our fleet is operated using a fully integrated satellite operations model that features two operations centers connected by redundant fiber, resulting in a robust monitoring and control system that we believe is unrivaled in our industry. Our satellite fleet is complemented by a terrestrial network of teleports, points of presence and leased fiber links that we use to carry traffic and provide satellite access for our customers. The flexibility of our combined fleet allows us to respond quickly to changes in market conditions and customer demand in order to maximize our revenue and profitability. Since completing the Intelsat Acquisition Transactions in July 2006, we have combined the satellite fleets and implemented new initiatives to increase our financial returns on our satellites, collectively known as our capacity management strategy. Examples of these initiatives include building new satellite neighborhoods around key applications such as direct-to-home, or DTH, video, loading traffic on transponders more efficiently, repointing the beams of certain satellites to bring additional capacity to areas of unmet demand, and relocating satellites to orbital locations that offer improved revenue opportunities. Our capacity management strategy will allow us to take a more strategic approach to our fleet replacement cycle, which we believe will result in long-term capital expense savings, since some retiring satellites will not need to be replaced on a one-for-one basis. We believe our capacity management strategy will increase returns on our assets, enhance the value of our orbital locations, and maximize the marketable capacity of our global fleet.

Our combined companies have invested heavily in our communications network over the past several years. Our combined companies spent approximately $3.4 billion on 16 satellites launched from May 2001 to October 2005 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our Galaxy 15 satellite. The average remaining service life of our satellites was approximately 6.9 years as of December 31, 2007, weighted on the basis of nominally available capacity for the 23 station-kept satellites of the 26 satellites we owned and operated at that time. Since October 2005, our combined company has launched four satellites, and we have recently accelerated and increased certain capital expenditure plans due to new business opportunities with returns on investment that are expected to meet or exceed our financial objectives.

Fixed satellite services are an integral part of the global communications infrastructure. Our customers use our services because of the distinct technical and economic benefits satellite services provide for certain applications. Satellites provide a number of advantages over terrestrial communications systems, including ubiquitous coverage, the ability to broadcast signals to many locations simultaneously and independence from terrestrial infrastructure, including points of congestion or unreliability. Satellites allow equal access to bandwidth regardless of location, density of population or availability of terrestrial infrastructure. This feature, combined with the ability of satellites to simultaneously broadcast high quality, secure signals from a single location to many locations, results in a cost efficient distribution medium for video signals. Corporations, network providers and governments use satellite solutions because the technology provides a secure, easily replicated network platform that can be deployed quickly, and across many different regions, simplifying overall network topologies. The ability of satellites to provide instant communications makes them desirable for disaster recovery and military applications.

The global fixed satellite services, or FSS, sector is expected to generate revenues of approximately $8.1 billion in 2008 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry.

•

Video: Video distribution services for applications such as high definition television, or HDTV, DTH television platforms, and delivery of globalized content are expected to be a source of growth. The increased transmission of HDTV signals requires greater transmission capacity than standard definition signals, and will create additional demand for capacity. Continuing deregulation is expected to create new DTH television platform operators in numerous international markets. Programmers routinely distribute news, sports and entertainment to audiences in multiple geographic markets.

•

Data networks: The demand from global organizations for large, cost-effective private corporate networks made possible through the combination of broad geographic satellite coverage and the use of very small aperture terminals, or VSATs, is expected to be a source of growth. Satellite-based data networks are expected to grow especially in international markets where terrestrial networks are not well developed and where broadband Internet access is a business necessity.

•

Mobility: Efforts by consumer communications companies to combine video services and telephony into a single platform, wired or mobile, should also benefit the FSS industry through increased requirements for the broadcast of video services to new and developing networks. Wireless operators also require satellite capacity for backhaul services that provide a cost-efficient means to rapidly expand their service areas.

•

Hybrid satellite-fiber solutions: The combination of our satellites and terrestrial facilities enables us to provide hybrid managed services to our customers, which they use primarily for video and Internet-related services. This is an area which has experienced rapid growth over the last several years, and which we believe will continue to offer growth opportunities within the industry.

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 3.9% from 2007 to 2012 according to NSR.

Significant Transactions

The New Sponsors Acquisition Transactions

On June 19, 2007, Intelsat Holdings, certain shareholders of Intelsat Holdings, Serafina Holdings, and Serafina (a wholly-owned subsidiary of Serafina Holdings) signed a definitive share purchase agreement (referred to herein as the BC Share Purchase Agreement) for the acquisition of Intelsat Holdings by Serafina. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as the BCEC Funds, and certain other investors. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the Silver Lake Partners funds and the other equity sponsors collectively as the New Sponsors. On February 4, 2008, pursuant to the BC Share Purchase Agreement, Serafina acquired 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. As a result of completion of the New Sponsors Acquisition and related financing transactions, other subsidiaries of Intelsat assumed aggregate net incremental debt of approximately $3.7 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions.

The Intelsat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). This acquisition and related transactions are referred to collectively as the Intelsat Acquisition Transactions. Upon completion of the Intelsat Acquisition Transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the Intelsat Acquisition Transactions, IGen, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The Intelsat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The Intelsat Acquisition Transactions.

Our Customer Sectors

We provide satellite capacity and related communications services for the transmission of video, data and voice signals. Our customer contracts offer different service types, which fall primarily into three categories: transponder services, managed services and mobile satellite services. Our services are provided to two primary customer sectors: media and network services. We also perform satellite-related consulting and technical services for various third parties, which is discussed in more detail below in—Our Business Strategy—Build New Revenue Streams by Introducing New Products and Services. For details regarding the distribution of our revenue by geographic region and service type, refer to Note 16—Business Segment and Geographic Information in our consolidated financial statements appearing elsewhere in this Annual Report.

Media

The media sector represented approximately 54% of our revenue for the year ended December 31, 2007. Video applications currently use more FSS capacity than any other application, representing approximately 71% of total global C- and Ku-band FSS transponder revenue in 2007, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for content providers worldwide. Our video services are comprised of three categories: video distribution services, DTH television services and video contribution services.

Video Distribution Services. Our primary video distribution service is the full-time transmission of television programming to cable systems, network affiliates and other redistribution systems. Our video distribution services are characterized by long-term contracts with premier media companies and content providers. These companies contract for dedicated transponder services from us, both on our satellites in orbit and those planned for launch in the future. We also offer bundled, value-added services that include satellite capacity, digital encoding of video channels and, if required, up-linking and down-linking services to and from our satellites and teleport facilities.

DTH Television Services. Most of our satellites are capable of providing DTH services through the use of high-powered, Ku-band spot beams that transmit over specific geographic areas. DTH service providers contract for transponder services from us, and our satellites provide the platform for the services they provide to their customers. These services deliver a package of television programming channels directly to a consumer’s home from our satellites.

Video Contribution Services. We provide broadcasters with full-time satellite services for the transmission of news, sports and entertainment segments from a remote location to their network affiliates or broadcast centers within the United States and around the world. Broadcasters use our contribution capacity to consolidate programming from various locations and assemble it in one central location for the final programming product. This service provides broadcasters with a dedicated transmission pipeline for the full-time retrieval of programming segments.

Our video contribution services also include occasional use services through which we provide broadcasters with satellite transmission services on a short-term basis, designed to enable broadcasters to conduct on-the-scene transmissions from special events and to receive the transmissions at their broadcast centers or affiliate stations. These occasional use services use our terrestrial infrastructure and our GlobalConnex managed services, including leased fiber facilities, which enable us to capture and transport high definition content for cable and broadcast distribution. In addition to short-term services for special events coverage, we have long-term transponder services agreements with certain satellite services resellers in the United States, which package domestic U.S. transponder capacity for their broadcast, business, educational and government customers. Our occasional use services help us take advantage of unutilized capacity on our satellites and are complementary to other services we offer. Since these services are not typically long-term in nature, the revenue we derive from them is not a significant portion of our contracted backlog.

Highlights of our media business include the following:

•	Some of our satellites operate as part of video neighborhoods around the world serving the United States, Latin America, the Asia Pacific region, Europe, the Middle East, and the Indian Ocean region.

•

In North America, we believe that we are the leading provider of FSS capacity for the distribution of high definition and cable programming. We also believe that we are one of the leading providers of FSS capacity for ethnic programming distribution in North America, with approximately 200 channels broadcast.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting DTH platforms around the world.

•

Global C- and Ku-band transponder demand and revenue for FSS video applications is forecasted to grow overall at CAGRs of approximately 4.4% and 5.1%, respectively, from 2007 to 2012, according to NSR.

•	Our revenue from video applications is highly predictable and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented 22% of our revenue for the year ended December 31, 2007. We provide transponder services and managed services to data and Internet protocol, or IP, service providers, telecommunications carriers, wireless operators and multinational corporations and entities for the transmission of data, voice and video communications globally.

One of the ways we have grown our business is by providing satellite services which enable private data networks such as VSAT networks. We provide satellite services to companies that furnish broadband networks for end users in the United States, Latin America, Europe, the Middle East, Africa and Asia. We also provide capacity directly to owner-operators of networks. These rooftop-to-rooftop VSAT networks provide dedicated, proprietary one-way and two-way communications links among multiple business sites. VSAT network end users include retail chains for rapid credit card authorization and inventory control, banks for the connection of automated teller machines to processing computers and news agencies for the timely dissemination of news and financial information. VSAT network end users also include residential and small and medium-sized enterprises that use these satellite-based services for broadband access.

We have historically served providers of telecommunications services, and in many cases we are the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenues by also providing managed services such as GlobalConnex to broadband service providers and ISPs. We have also grown our network services business by selling transponder services to mobile operators in developing regions for wireless network expansion applications. We believe that we will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing growth in broadband networks, the growing requirement for mobile services and the continued growth of Internet services and applications such as Voice over Internet Protocol, or VoIP.

Highlights of our network services business include the following:

•

Intelsat was the leading provider of satellite capacity for voice and data applications in 2006, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space satellite communications and broadcasting.

•

We believe that our combined company is the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 8.2% from 2006 to 2011, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. NSR expects transponder demand for cellular backhaul via satellite to grow by approximately sixty 36 MHz transponders from 2006 to 2011, representing an 8.4% CAGR.

•

The growth in Internet applications and broadband Internet access demand is driving growth in our GlobalConnex managed services for network service providers in developing countries. Our strength in voice and data services, established customer relationships and extensive satellite and terrestrial network should allow us to benefit as customers increasingly look for more integrated services to meet their communications needs.

Satellite-Related Services

The satellite-related services sector represented 4% of our revenue for the year ended December 31, 2007. We perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management and procurement, as well as telemetry, tracking and control, or TT&C, services for satellites owned by other satellite operators.

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

Our Strengths

We operate our business as a fully integrated subsidiary of Intelsat. Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regions and Customer Sectors

Our combined company is one of the largest FSS providers and, based on the number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position in the regions and customer sectors served by our network, we expect to benefit from the following key growth areas in our industry:

•

Video distribution: We are a leading transmission platform for the distribution of video programming to cable systems in North America and in other regions throughout the world. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our combined company’s signals by approximately 8,000 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers, because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Intelsat’s Galaxy 25 satellite carries approximately 135 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the Galaxy 25 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High definition television: We intend to utilize our position and strategically-located capacity to better serve the rapidly growing high definition demand in the cable and broadcast arcs. Today we operate one of North America’s largest high definition, or HD, neighborhoods on our Galaxy 13 satellite and distribute HD programming on many of our satellites serving other regions. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 154 to 511 channels between 2007 and 2012, according to NSR.

•

Direct-to-home providers: We are a leading provider of FSS capacity for global DTH services. In international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers, and 27 of these DTH platform operators deliver their programming on Intelsat satellites. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus DTH marketing efforts on these high-growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C- and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.9% between 2007 and 2012.

•

Data and telecommunications services: As a combined company, we are the leading provider of FSS capacity for satellite voice and data services worldwide. As the world’s first satellite company, Intelsat has relationships with virtually every incumbent telecommunications operator in every country in the world. Intelsat’s leading position with telecommunications and data networking customers has allowed us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for wireless expansion services, and the growth in demand for broadband services, which support IP-related applications, such as Internet access and VoIP. These trends have resulted in increased satellite demand for our services in developing regions. In the future, we believe our leadership in providing network services will position us to benefit from new demand for FSS capacity supporting mobile broadband solutions to vertical markets such as maritime services.

Stable and Diverse Revenue Generation

Our revenue and backlog are diversified among service sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $744.4 million, or approximately 17% of our December 31, 2007 backlog, over the year ending December 31, 2008. Our backlog provides significant near-term revenue visibility, particularly since approximately 98% of our total backlog as of December 31, 2007 relates to contracts that either are non-cancelable or cancelable only upon payment of substantial termination fees. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 11.3% of our revenue and no single customer accounted for more than 16% of our revenue during the year ended December 31, 2007. The diversity of our revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific service sector or geographic region and difficulties that any one customer may experience. The resilience of our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenues. As of December 31, 2007, our revenue backlog was approximately $4.5 billion. Our backlog has remained relatively stable over the past year, despite our being between renewal cycles on our major media contracts, which would usually result in a declining trend. By service sector and region, our backlog as of December 31, 2007 was as follows:

Note: Regional designation for backlog is based on customer billing address.

Established Relationships with Premier Customers

Our combined company provides satellite services to over 1,800 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies, ISPs and government/military entities. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases, our services are mission critical to the delivery of our customers’ services. The following table includes examples of Intelsat’s customers for each service sector:

Service Sector Category	Selected Customers
Media	Arqiva, Discovery Communications, Fox Entertainment Group, Home Box Office, Multichoice Ltd., NHK, SKY Brazil, SKY Latin America, SKY Mexico, Starz Encore Group, The DIRECTV Group, The Walt Disney Company, Time Warner, Turner Broadcasting System, Viacom

Network Services	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Netcom, Gateway Communications, Hughes Network Systems, PT Indosat, Schlumberger, Sprint Nextel, TelMex, The World Bank, United Nations, Vizada (Telenor), Vodacom

Government	Artel, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Significant Cash Flow Generation

Our strong operating profits, disciplined approach to capital expenditures and culture of continuous operational improvement enable our business to generate significant cash flows from operations. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational costs do not vary significantly, creating operating leverage which can lead to high margins and strong free cash flow from operations.

Our combined companies have invested significantly in our fleet and network infrastructure. Our combined companies spent $3.4 billion on 16 satellites launched from May 2001 to October 2005 in connection with our last satellite fleet renewal and deployment cycles, which were completed with the launch of our Galaxy 15 satellite. Since October 2005, our combined companies have launched four satellites, and we have recently accelerated and increased certain of our capital expenditure plans due to new business opportunities with returns that are expected to meet or exceed our financial objectives. The average fill rate and remaining service life of our 23 station-kept satellites as of December 31, 2007 were approximately 80.4% and 6.9 years, respectively. As a result, we have the ability to expand our customer and revenue base without significant increases in operating costs. Over time, we intend to rationalize the size of our fleet and consolidate the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched.

We are also growing our business and see new opportunities to expand the services we provide. Because of our scale and efficient operating structure, we believe our combined company can capture new business growth without incurring significant additional costs. We believe our efficient operating profile will enable us to generate significant cash flow from operations as our revenues increase.

Leading Global Fleet and Infrastructure

We believe that our combined company has one of the world’s largest and most technologically advanced commercial communications systems, comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. We have a global fleet of 26 satellites that are integrated with 27 satellites owned by other subsidiaries of Intelsat for a combined fleet of 53 satellites. Our global system covers over 99% of the world’s population and includes C- and Ku-band satellite capacity that serves approximately 200 countries and territories.

The scale and composition of our combined fleet provides us with flexibility and resilience. Our orbital locations are numerous and well-placed, such that each region of the globe is served by multiple satellites of our fleet. We believe we have adequate redundancy within our in-orbit capacity, and currently have two in-orbit satellites serving in back-up positions. To provide further resilience, many of our satellites are equipped with steerable beams that can be moved in order to provide supplemental capacity to restore service following an anomaly. Our combined company’s global satellite fleet is managed on a fully integrated basis, with a common software interface used for satellite management and control. Our east coast satellite operations center is used primarily to operate all of our owned satellites, and our west coast satellite operations center is used primarily to operate third-party satellites. Each of the centers can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of the other center. We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and provide for flexibility in providing service on certain routes. Our terrestrial assets are core to our hybrid managed services and also provide customers with global access to our fleet.

Our combined company’s industry-leading satellite fleet and terrestrial infrastructure, as well as our flexibility and ability to offer comprehensive managed services, allow us to provide integrated worldwide distribution and transmission services, reducing our customers’ risk of data loss and service interruptions.

Technical Excellence in Satellite Procurement and Operations

Intelsat benefits from over 40 years of technical and commercial experience in building and operating satellite fleets. Our technical excellence routinely results in our being able to fly a satellite long past its design life, and in most cases well beyond the orbital maneuver life estimated at satellite launch, resulting in additional years of revenue-generating life and enhancing our return on our fleet investment. Even though we are replacing only a small portion of our fleet in any year, we are still one of the world’s largest buyers of commercial satellites and launch vehicles, due to the scale of our fleet. We use our proficiency in designing and procuring satellite systems and launch vehicles, together with an ability to generate volume discounts from satellite manufacturers and launch providers, to benefit our business. We further increase our economies of scale by selling satellite-related consulting and other services to other satellite operators that seek our expertise in designing, building, buying and operating satellites.

Track Record of Product Innovation

We have a core competency in product innovation, as evidenced by the growth of our managed services offerings, known as GlobalConnex, which address increasing customer demand for more integrated services. We have utilized our leadership in providing video, data and voice services for customers, as well as our global network, technical expertise and well-established customer relationships, to offer a comprehensive managed services platform. For example, in 2007 we added a GlobalConnex service to provide broadband connectivity to the maritime industry. Our service offering includes automatic beam switching technology, which automatically adjusts user hardware to new satellite coordinates as the vessel travels across beam and satellite coverages. This innovative service offering delivers a continuous broadband connection at a flat rate per vessel, and is based upon C-band capacity which is underutilized in certain geographic markets. We will continue to operate as a leader of innovation within our industry and explore value-creating opportunities to complement our existing businesses.

Our Business Strategy

We operate as a fully integrated subsidiary of Intelsat and have adopted a “one company” operating philosophy, and we believe that our company has been successfully transformed as a result of the integration into Intelsat’s operations. We now benefit from a more favorable competitive position and a more efficient technical and operational profile.

We are pursuing a business strategy which features four initiatives to build on our transformed competitive position and to address attractive new business opportunities that have developed since the time of the Intelsat acquisition. These strategies for profitable growth, in combination with our culture of continuous improvement, will enable us to increase our revenues and operating cash flows.

Grow Our Business by Focusing on High Growth Regions and Applications

Our combined company has an industry-leading position in every sector that we serve. We believe that the media and network services sectors represent opportunities for revenue growth over the long-term for operators in the FSS industry. We intend to focus our resources on further penetrating the most attractive regions and applications in these sectors in order to increase our profitability and free cash flow.

Media

We intend to expand our media services by continuing to capitalize on the strength of our video neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our services for DTH platform operators. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region, and also to build new neighborhoods in Europe. As cable operators expand their channel capacities, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable operators are increasingly interested in pursuing business expansion opportunities outside of the United States. With strong content provider relationships and assets spanning the globe, we believe we can be an attractive supplier to cable operators as they pursue this strategy.

We also believe that demand for HDTV will experience significant growth in the coming years, which will result in the need for more satellite bandwidth. To fulfill the growing demand for HDTV, we will continue to build upon the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract this new and fast-growing program format type. Since announcing our HDTV neighborhood on the Galaxy 13 satellite, we have grown the number of HDTV channels carried by our system to over 40. We also intend to expand the number of services we provide to HD programmers. We intend to offer a number of HD contribution services to enable the capture and transport of HD programming from remote locations to satellite production facilities, from which it can then be distributed through our satellites serving cable neighborhoods.

Lastly, we will continue to build on our leading international DTH platform business, targeting Latin America, Eastern Europe, Middle East, Africa and regions within Asia where we can use our available capacity and the flexibility of our satellite fleet to capture additional growth opportunities. We intend to develop new video communities by leveraging our existing satellites and relationships with successful DTH platform operators to capture growth in new DTH markets.

Network Services

We believe our combined company is well positioned to expand our business serving network services customers by focusing on growing applications, including data and IP services, services to wireless operators, global telecommunications carrier services, and mobility services.

We believe our combined company is a leading provider of satellite services supporting data applications such as corporate broadband VSAT networks, virtual private networks, or VPNs, and trunking solutions for ISPs. We will grow our business by continuing to build our relationships with satellite-based broadband service providers, including VSAT service providers in the largest and fastest growing regions, such as North America, Africa, Latin America, Eastern Europe and the Middle East. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions and with service providers in attractive vertical markets, such as maritime and oil and gas. We will also continue to market GlobalConnex managed services for regional service providers, corporations and international organizations implementing VPNs for broadband and VoIP applications.

We believe that our combined company is well positioned with telecommunications service providers throughout the world, and we have leveraged this presence to build a leading position serving wireless operators in emerging markets such as Africa and the Middle East. We intend to introduce new services that will expand our presence serving the wireless telecommunications sector. We intend to expand our customer base by marketing our services to other forms of competitive carriers in newly deregulated markets, which use satellite capacity in order to introduce their services quickly and independently of established local carriers.

We have an extensive customer base of traditional telecommunications carriers that use our services to reach regions that lack direct access to telecommunications cable interconnects or where internal infrastructure either does not exist or is unreliable. We believe that the drive for continued globalization by multinational corporations will increase satellite demand from global telecommunications companies which need our ubiquitous coverage in order to provide “one-stop” shopping to their customers.

Increase our Return on our Global Combined Asset Base through Disciplined Management of Capacity

As we execute on our first strategy to focus on certain applications and regions, we will create additional opportunity to improve our returns on our existing assets through new capacity management initiatives. These initiatives include establishing strategies for key satellite roles based upon the customer and growth characteristics of the market served by each satellite in such a role. For instance, we plan to increase the value of our satellites by establishing neighborhoods based on growing customer applications, such as DTH video services in regions including Africa, northern and eastern Europe, and South America. Our capacity management strategy also includes creating additional marketable capacity through reassigning, or grooming, traffic, repointing steerable beams and relocating satellites. Given the scale of our combined company’s fleet, existing customer traffic can be groomed to other satellites in our fleet based upon the customer’s application and the amount of capacity required, which in turn allows us to more efficiently load our transponders and secure larger blocks of capacity for customers with growing, long-term requirements. Furthermore, because many of our combined company’s satellites have flexible designs, including steerable beams, we can repoint beams to areas of unmet demand, or relocate satellites in order to bring additional capacity to an entire region. Through these various capacity management initiatives, we can improve returns on our asset base and maximize the value of our fleet.

Over time, we also intend to rationalize the size of our combined company’s fleet and consolidate the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched. For instance, new satellites will be designed to include more high-power, land-mass focused capacity that delivers video and broadband applications more efficiently, thereby increasing the proportion of high value transponders relative to our current capacity mix. In addition, we will seek anchor customers for new satellites in order to improve overall returns. At the closing of the Intelsat Acquisition Transactions, our combined company’s network integration planning identified three satellites that would not need to be replaced as we integrated our fleets. Our combined company has identified additional satellites in our fleet that we currently do not intend to replace, based upon an analysis of demand and satellite utilization in certain regions, and we do not expect to replace our existing fleet on a one-for-one basis. At the same time, we have accelerated the build of certain satellites in order to capture new opportunities and to deliver fresh, high power capacity to regions of strong demand. Through capacity management, we intend to maximize the revenues, and therefore the returns, generated by our assets.

Build New Revenue Streams by Introducing New Products and Services

The flexibility of our network and the global scale of our business gives us the ability to expand our customer and revenue base without significant increases in operating costs. We have identified two areas that we believe offer potential for significant growth with only incremental investment in additional resources: new product development and satellite-related services.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. New service introductions, such as our rapidly growing GlobalConnex business, have resulted in substantial new revenue streams. We are currently in the process of introducing several new IP- or mobility-related services. We have developed a wholesale Internet Protocol Television, or IPTV, platform that operates on our North American satellite and terrestrial infrastructure that is currently in the market trial phase with a North American distributor. We are developing a portfolio of several mobility-related services to serve high growth vertical markets. The first of these is our recently announced global maritime broadband service, which provides on-the-move IP connectivity to the fishing, oil and gas, and shipping sectors. We provide these services on a wholesale basis, working with distributors who are the leaders in their respective vertical markets. Both of these new services are examples of our identifying new markets and technologies which will enable us to generate additional revenues from capacity which is currently underutilized.

We intend to continue to expand our satellite-related services business, which we began approximately three years ago and which has grown to revenues of $37.1 million for the year ended December 31, 2007. This business allows us to generate new revenue streams by offering consulting services to other satellite operators which leverage our internal technical expertise and buying power. Examples of these services include transfer and in-orbit testing, long-term satellite operations, teleport hosting, and satellite design and engineering services. For instance, as of December 31, 2007, we operated nine third-party satellites in addition to our owned satellite fleet, utilizing the same integrated satellite operations infrastructure and with minimal additional headcount.

Selectively Pursue Strategic and Organic Opportunities

Intelsat has a track record of capitalizing on strategic growth opportunities through acquisition, including the completion of two transactions in 2004, and the Intelsat Acquisition Transactions. These transactions further strengthened Intelsat’s leading position in the FSS sector by enhancing its capabilities for video, corporate network and government/military applications. We expect that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators seeking joint ventures or revenue sharing arrangements in order to provide follow-on capacity for satellites that are aging and facing replacement.

In December 2007, we launched the Horizons-2 satellite, which we built under a joint venture with satellite operator JSAT International, or JSAT. Under this agreement, JSAT funded the satellite and launch vehicle procurement and we will pay our contribution obligation over a seven-year period beginning in 2008. We will share in the revenues generated by this satellite equally. This initiative is an example of a business development activity which replaces capacity at a current orbital location through a business arrangement with attractive cash flow characteristics.

In another example, we announced in October 2007 an agreement with Telenor Satellite Broadcasting, referred to as Telenor, to acquire ten transponders on one of its upcoming satellite launches, Thor 6. This modest investment will provide us with the additional capacity we need to provide continued growth for a current DTH video customer, as well as provide us with an expanded platform for addressing the European video market. We plan to strengthen our global position by working closely with other satellite operators, which will allow us better access to strategic regions and increase the utilization of our global fleet.

In November 2007, our combined company also reached an agreement with Corporación de Radio y Televisión del Norte de México, S. de R.L. de C.V., or SKY Mexico, and SKY Brasil Serviços Ltda., or SKY Brazil, to launch a new 24-transponder satellite to serve the Latin American DTH market. The satellite, known as Intelsat 16, will be dedicated to SKY Mexico and SKY Brazil over the satellite’s estimated 15-year life. This agreement expands our DTH business, and further strengthens our long-term relationship with these platform operators. The terms of this agreement allows our combined company to recover the expected capital expenditures for this satellite through pre-payments for certain services which will be paid in the 12 months following the satellite’s launch and in-orbit testing in late 2009 and early 2010, respectively.

We believe that we can also invest modestly in our existing infrastructure to build the value of our satellite assets. For instance, we are grooming our fleet to increase the number and value of video neighborhoods within our fleet. We may choose to invest in antenna seeding programs to increase the penetration of cable head-ends for certain of our satellites. We believe that these modest investments in new ground infrastructure will enable us to command higher rates for our satellite capacity in video neighborhoods and increase the value provided to programmer customers, which will then be able to reach larger audiences from our fleet.

Our Network

We have a global fleet of 26 satellites that is integrated with 27 satellites owned by other subsidiaries of Intelsat for a combined fleet of 53 satellites. Our network also includes leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the services we sell and operation and control of our satellites. Our integrated satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our integrated network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. See—Network Operations and Current Ground Facilities below.

Our customers depend on our global communications network and our operational and engineering leadership, including our:

•	highly resilient network;

•	ability to relocate or reconfigure capacity on many satellites to cover different geographic regions; and

•	high transponder reliability levels.

We believe that our operational and engineering achievements are due primarily to our satellite procurement and operations philosophy. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. Our staff works at the manufacturer’s site to monitor progress, allowing us to maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

We have substantially completed the process of consolidating certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. See—Network Operations and Current Ground Facilities below.

The table below provides a summary of our satellite fleet as of December 31, 2007, excluding both Horizons-2, which was successfully launched on December 21, 2007 and went into service in February 2008, and the 27 satellites owned by other subsidiaries of Intelsat.

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life (1)
Station Kept:
HGS-3	BSS	(2)	38	°E	2/96	6/11
IS-1R (3)	BSS		45	°W	11/00	6/10
IS-2	BSS		169	°E	7/94	5/09
IS-3R	BSS		43	°W	1/96	11/09
IS-4	BSS		72	°E	8/95	8/10
IS-5	BSS		26.15	°E	8/97	10/12
IS-6B (4)	BSS		43.2	°W	12/98	2/08
IS-7	SS/L	(5)	68.65	°E	9/98	11/13
IS-8	SS/L		166	°E	11/98	1/14
IS-9	BSS		58	°W	7/00	11/13
IS-10	BSS		68.5	°E	5/01	6/16
IS-11	ORB	(7)	43.1	°W	10/07	10/22
IS-12	SS/L		45	°E	10/00	1/16
Galaxy 3C	BSS		95.05	°W	6/02	9/20
Galaxy 9 (6)	BSS		81	°W	5/96	9/08
Galaxy 10R	BSS		123	°W	1/00	4/08
Galaxy 11 (3)	BSS		91	°W	12/99	6/09
Galaxy 12	ORB		125.1	°W	4/03	7/19
Galaxy 13/Horizons-1 (8)	BSS		127	°W	9/03	12/18
Galaxy 14	ORB		125	°W	8/05	12/20
Galaxy 15	ORB		133	°W	10/05	12/20
Galaxy 16	SS/L		99	°W	6/06	6/22
Galaxy 17	Thales		74.05	°W	5/07	5/23

Inclined Orbit:
Leasat F5 (9)	BSS		100	°E	1/90	2/11
Galaxy 4R	BSS		76.85	°W	4/00	3/09
SBS-6	BSS		73.95	°W	10/90	3/13

(1)	Engineering estimates of the service life as of December 31, 2007 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(3)	After transfer of traffic to the replacement spacecrafts and relocation to another longitude, we expect that Galaxy 11 and IS-1R will have sufficient power to operate a significant subset of their transponders through the end of design life of these satellites, which is April 2015 and February 2016, respectively.
(4)	IS-6B was replaced by IS-11. The satellite was de-orbited in March, 2008.
(5)	Space Systems/Loral, Inc.
(6)	Galaxy 9 was relocated from 74.15º W to 81º W and placed into an inverted North/South attitude in order to serve Latin America.
(7)	Orbital Sciences Corporation.
(8)	Horizons Satellite Holdings, LLC, referred to as Horizons, our joint venture with JSAT International, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(9)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.

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

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. Substantially all of the station-kept satellites in our fleet are designed to provide capacity using the C- and/or Ku-bands of this spectrum. A third frequency band, the Ka-band, is being utilized for certain new broadband services projects. The Ka-band frequency allows for use of a smaller antenna, which is a consideration for residential and small business markets. Intelsat’s Galaxy 28 satellite has transponders available for transmitting and receiving in the Ka-, as well as C- and Ku-bands.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna; however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. The Leasat F5 satellite, the SBS-6 satellite and the Galaxy 4R satellite are operating in an inclined orbit and, as a result, are continuing to earn revenue beyond our original estimated life for each of these satellites.

In-Orbit Satellites

With our satellites located over North America and over all of the principal ocean regions (the Atlantic, Pacific and Indian), and leased capacity available in the Asia-Pacific region, our combined fleet provides coverage of over 99% of the world’s population.

Our fleet has been designed to provide a high level of redundancy for our customers. The features of our network that provide this redundancy are as follows:

•	most places on the surface of the earth are covered by more than one of our satellites;

•	many of our satellites have flexible design features and steerable beams that enable us to reconfigure capacity to provide different areas of coverage;

•	many of our satellites also have the ability to be relocated to different orbital locations; and

•	subject to availability, our in-orbit fleet includes sparing capacity on operational satellites.

The design flexibility of some of our satellites enables us to meet customer demand and respond to changing market conditions. As noted above, these features also contribute to the resilience of our network, which enables us to ensure the continuity of service that is important for our customers and to retain revenue in the event that we need to move customers to alternative capacity.

As of December 31, 2007, our in-orbit fleet of satellites had 327 and 416 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders we lease from other satellite operators. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service) as of December 31, 2007 was 80%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of fuel life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 6.9 years as of December 31, 2007, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

We currently have orders for two satellites. Generally, these satellites are being built over a period of three years, and one is expected to launch in 2008.

Galaxy 18. We entered into an agreement with Space Systems/Loral, Inc., or SS/L for the construction of Galaxy 18 in February 2005. This satellite will serve as a replacement for Galaxy 10R, located at 123° west longitude, or WL. The Galaxy 18 satellite is currently expected to be launched in the second quarter of 2008.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45°WL. The IS-14 satellite is currently expected to be launched in the second quarter of 2009.

Future Satellites

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations center in Washington, D.C. and customer service center in Ellenwood, Georgia.

Our satellite operations philosophy, which we believe has been different from that of other satellite operators, centralizes the global control and operation of our fleet, regardless of the satellite manufacturer or series, into a single facility staffed by specialized personnel. Centralizing these functions enables our staff to become proficient in the management of multiple satellite series, thereby improving our operational redundancy and response times and increasing the cost efficiency of our satellite operations. As a result, we can operate additional satellites with relatively little additional cost, a capability that we believe enables our company to maximize the operational synergies available from fleet integration. We are consolidating the acquired PanAmSat satellites into our primary satellite operations center based in Washington, D.C. in order to improve the reliability and cost efficiency of our satellite operations. We expect to complete the integration when three remaining satellites are transferred to the Washington, D.C. facility in late 2008.

Utilizing state-of-the-art satellite command and control hardware and software, our satellite operations centers analyze telemetry from our satellites in order to monitor their status and track their location. As necessary, our satellite operations centers send commands to satellites for station-keeping maneuvers and equipment reconfigurations. We have a satellite operations center in Long Beach, California that is primarily used to provide operation services for satellites owned by third parties, however this facility is also used to provide 24-hour technical and systems support backup for our primary satellite operations center in Washington, D.C. Conversely, our primary satellite operations center in Washington, D.C. also acts as a backup support center for the Long Beach facility. In the event of a natural disaster or other situation disabling one of the facilities, each satellite operations center has the functional ability to provide instantaneous restoration of services on behalf of the other, exemplifying the efficiency and effectiveness of our network.

Our customer service center is located in our Ellenwood, Georgia facility and includes a specialized video operations center, data operations center, and rapid access center. This facility is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Daily tasks include managing uplinks to our satellites and monitoring customer traffic and the quality of our customer communications services. Our customer service center also conducts measurements of transponder performance and transmission power and resolves interference issues and other customer concerns. The various monitoring systems used to perform these functions are in continuous, remote-controlled operation 24 hours per day. Our customer service center also monitors the end-to-end services that we provide to our customers, including the terrestrial infrastructure used to provide these services. By consolidating all of our customer service operations into a single facility in Ellenwood, Georgia, we have improved the cost efficiency of our network operations and communications services.

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes seventeen earth stations that provide TT&C services for our satellites, referred to as our TT&C stations, and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

We have consolidated certain ground assets and facilities in order to improve the cost efficiency of our network operations and communications services. Our locations for ground assets and facilities include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, China, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

We also maintain a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility in Hagerstown, Maryland. This facility provides back-up emergency operational services in the event that our Ellenwood, Georgia customer service center experiences an interruption. See Item 2—Properties for a description of this property and the locations of our ground network facilities.

We have invested heavily in our ground network of owned and leased fiber, teleport and network performance monitoring systems to complement our satellite fleet and to enable us to provide managed services to our customers. In addition to leased and owned fiber connecting high density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. We manage our terrestrial network infrastructure for high technical performance, and over the last several years, the amount of customer traffic on Intelsat’s ground network has grown to approximately 8.2 gigabits, which is equivalent to the capacity of approximately two satellites.

Capacity Sparing and Backup and General Satellite Risk Management

We believe that the availability of spare capacity, together with the overlapping coverage areas of Intelsat’s combined fleet of satellites and flexible satellite design features described in—Our Network—Satellite Systems above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors would enable us to mitigate the financial impact to our operations attributable to the loss of a satellite. Our system accommodates in-orbit sparing through the use of capacity on satellites that are less than fully utilized. In addition, we sell some capacity on a preemptible basis and could preempt the use of this capacity in the event of a loss of a satellite. This approach enables us to optimize our fleet and to minimize potential revenue loss. We maintain a satellite risk management strategy involving backup satellites and transponders. For each satellite designated as being in primary operating service, some form of backup capacity is maintained. This backup capacity may include any one or more of the following: an in-orbit spare satellite, designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies, or interim restoration capacity on other satellites. However, we do not maintain backups for all of our operating capacity.

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

As of December 31, 2007, we had in effect launch and in-orbit insurance policies covering four satellites with an insured value of $378.3 million and an aggregate net book value of $507.5 million. We also maintain third-party liability insurance on certain of our satellites up to a limit of $300.0 million per occurrence or in the aggregate per year for damages for physical injury and property damage to third parties caused by our satellites. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

Sales, Marketing and Distribution Channels

Intelsat’s tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. The Intelsat subsidiary, Intelsat Global Sales & Marketing Ltd., referred to as Intelsat Global

Sales, located in London, England, is our global sales and marketing headquarters. In addition, Intelsat has established local sales and marketing support offices in the following locations around the world:

• Australia	• Japan

• Brazil	• Mexico

• China	• Singapore

• France	• South Africa

• Germany	• United Arab Emirates

• India	• United States

By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers. Our sales and marketing organization reflects our corporate focus on our three principal customer sectors of media, network services and telecommunications and government. Our sales team includes technical marketing and sales engineering application expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements that help them better utilize their contracted satellite capacity, integrate into our network and develop an efficient ground infrastructure.

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

Satellite Health and Technology

The Intelsat fleet is diversified by manufacturer and satellite type, and as a result, our combined company’s fleet is generally healthy, with 99.999% availability of station-kept satellite capacity during the year ended December 31, 2007. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the Intelsat Acquisition Transactions took into consideration the technical problems of our fleet.

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

BSS 601 HP XIPS. The Boeing 601 High Power series (BSS 601 HP) satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of the BSS 601 HP satellites have experienced various problems associated with XIPS. As of December 31, 2007, we operated seven BSS 601 HP satellites, three of which have experienced failures of both XIPS.

The first of these currently operated satellites to experience failure of both primary and secondary XIPS was Galaxy 4R. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite determined that the XIPS on Galaxy 4R are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until March 2009. In September 2006, this satellite was moved to a new location, where it started inclined orbit services with a reduced propellant consumption.

The second satellite with failure of both primary and secondary XIPS is IS-6B. We and the manufacturer of this satellite determined that the XIPS on IS-6B are no longer available. This satellite was replaced by the IS-11 satellite during the first quarter of 2008.

The third satellite with failure of both primary and secondary XIPS is Galaxy 10R. We and the manufacturer of this satellite determined that the XIPS on Galaxy 10R are no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until April 2008. We do not expect this problem to affect service to our customers or to affect revenues from the customers on this satellite over the remaining life of the satellite. The Galaxy 18 satellite, which is currently expected to launch in the second quarter of 2008, is planned to replace Galaxy 10R.

Of our four remaining BSS 601 HP satellites, IS-5 is still in use, but is no longer in primary customer service. The other three continue to have XIPS available as their primary propulsion system; however, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For both IS-9 and IS-10, the available bi-propellant life range is approximately three years from December 31, 2007. The third satellite, Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant of approximately nine years from December 31, 2007.

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

As of December 31, 2007, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11 has a remaining useful life until June 2009 and IS-1R has a remaining useful life until June 2010. After transfer of the traffic on these satellites to replacement spacecrafts and relocation to another longitude, we expect that Galaxy 11 and IS-1R will have sufficient power to operate a significant subset of their transponders through the end of design life of these satellites, which is April 2015 and February 2016, respectively. Galaxy 11 is expected to be replaced by the Galaxy 17 satellite, after which we plan to redeploy the Galaxy 11 to a new orbital location serving Africa. The IS-1R satellite is expected to be replaced by the IS-14 satellite, which is currently expected to be launched in the second quarter of 2009. Pursuant to contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto replacement satellites and the reduced estimate of their service lives will not result in a material reduction in contracted backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite that we operated as of December 31, 2007, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

SCP Failures. Many of our satellites use an on-board SCP to provide advanced orientation control and fault protection functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure. Certain BSS 601 satellites, including the IS-4 satellite, have experienced primary SCP failures and are operating on their backup SCPs. IS-4 carries commercial traffic and operates in a secondary role. We consider it unlikely that failure of the remaining SCP on IS-4 will cause an interruption of our business or require replacement of a satellite.

As of December 31, 2007, we operated three additional BSS 601 satellites: HGS-3, which is utilized by a third-party, and IS-2 and IS-3R. These satellites are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, traditionally provide communications links between fixed points on the earth’s surface. These services include the simultaneous provision of satellite capacity from one fixed point to multiple fixed points, referred to as point-to-multipoint services, and the provision of satellite capacity between two fixed points, referred to as point-to-point services. Point-to-multipoint applications include video distribution, DTH and corporate networks. Point-to-point applications include telephony, video contribution and data trunking, such as Internet backbone access.

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

Competitive Advantages of Satellites

Fixed satellite services are an integral part of the global communications infrastructure. Our customers use our services because of the distinct technical and economic benefits satellite services provide for certain applications. Satellites provide a number of advantages over terrestrial communications systems, including ubiquitous coverage, the ability to broadcast signals to many locations simultaneously and independence from terrestrial infrastructure, including points of congestion or unreliability. Satellites allow equal access to bandwidth regardless of location, density of population or availability of terrestrial infrastructure. This feature, combined with the ability of satellites to simultaneously broadcast high quality, secure signals from a single location to many locations, results in a cost efficient distribution medium for video signals. Corporations, network providers and governments use satellite solutions because the technology provides a secure, easily replicated network platform that can be deployed quickly, and across many different regions, simplifying overall network topologies. Because of the ability of satellites to provide instant communications, satellite technology is also desirable for disaster recovery and military applications.

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

We compete with providers of terrestrial fiber optic cable capacity on certain routes and networks. However, we believe that satellites have advantages over fiber optic cables in certain regions and for certain applications. The primary use of fiber optic cable is carrying high-volume communications traffic from point to point, and fiber capacity is available at substantially lower prices than satellite capacity once operational. Consequently, the growth in fiber optic cable capacity on point-to-point transoceanic routes, particularly across the Atlantic Ocean, has led voice, data and video contribution customers that require service between major city hubs to migrate from satellite to fiber optic cable. However, satellite capacity remains competitive for signals that need to be transmitted beyond the main termination points of fiber optic cable, for point-to-multipoint transmissions and for signals seeking to bypass congested terrestrial networks. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective or is physically not feasible. We believe that the competition we face from fiber optic cable companies is based primarily on price.

Regulation

As an operator of a privately owned global satellite system, we are subject to U.S. government regulation; regulation by foreign national telecommunications authorities; and the International Telecommunication Union frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of the Intelsat, Ltd. privatization in July 2001 are conditioned on Intelsat, Ltd. remaining a signatory to a Public Services Agreement with the International Telecommunications Satellite Organization, or ITSO. Pursuant to the Public Services Agreement, Intelsat, Ltd. has an obligation to provide services to certain customers in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors its implementation of this obligation. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform Intelsat, Ltd.’s obligations under the Public Services Agreement.

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

We must pay FCC filing fees in connection with our space station and earth station applications, and we must also pay annual regulatory fees to the FCC. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

We are not regulated as a common carrier for most of our activities, and therefore we are not subject to rate regulation or the obligation not to discriminate among customers, and we operate most of our activities with minimal governmental scrutiny of our business decisions. One of our combined company’s subsidiaries is regulated as a common carrier. Common carriers are subject to FCC requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. The Intelsat common carrier subsidiary currently qualifies for exemptions from several of these reporting requirements.

U.S. Export Control Requirements and Sanctions Regulation. We must comply with U.S. export control laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations and the trade sanctions laws and regulations in the operation of our business. The export of satellites, satellite hardware, defense services and technical information relating to satellites to non-U.S. satellite manufacturing firms, launch services providers, insurers, customers, employees and other non-U.S. persons is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls,

or DDTC, under the ITAR. Certain of our contracts for the manufacture, launch, operation and insurance of our satellites involve the export to non-U.S. persons of technical data or hardware regulated by the ITAR. We have obtained all of the specific DDTC authorizations currently needed in order to fulfill our obligations under contracts with non-U.S. entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. Many of our employees are non-U.S. nationals. We have obtained a license from the DDTC to allow certain of our non-U.S. national employees access to our technical information that is controlled under the ITAR. Additionally, since Intelsat, Ltd. is based in Bermuda and it and its employees are non-U.S. persons for purposes of the ITAR, some of our suppliers located in the United States must also comply with U.S. export control laws and regulations in order to provide to us ITAR-controlled technical data or hardware.

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

U.S. Department of Defense Security Clearances. To participate in classified U.S. government programs, Intelsat sought and obtained security clearances for one of its subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. Because Intelsat, Ltd. is a Bermuda company with significant non-U.S. investment and employees, it sought and obtained Department of Defense approval of various mechanisms to mitigate the impact on the required security clearances. If Intelsat does not maintain the security clearances that it has obtained from the U.S. Department of Defense, Intelsat will not be able to perform its obligations under any classified U.S. government contracts to which its subsidiary is a party, the U.S. government would have the right to terminate its contracts requiring access to classified information and Intelsat will not be able to enter into new classified contracts. Further, if Intelsat materially violates the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

Regulation by Foreign National Telecommunications Authorities

German Regulation. We hold an authorization to operate the IS-12 satellite at one orbital location.

Japan Regulation. We and JSAT International Inc. are the sole members of Horizons, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In late 2003, the FCC added this Ku-band payload to its “Permitted Space Station List”, enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004, the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

Other National Telecommunications Authorities. As a provider of satellite capacity, we are also subject to the national communications and broadcasting laws and regulations of many foreign countries in which we operate. Most countries require us to obtain a license or other form of written authorization from the regulator prior to offering service. We have obtained or are obtaining these licenses or written authorizations in all countries in which they are required. Most countries allow authorized telecommunications providers to own their own transmission facilities and to purchase satellite capacity without restriction, facilitating customer access to our services. Other countries maintain strict monopoly regimes or otherwise regulate the provision of our services. In order to provide services in these countries, we may need to negotiate an operating agreement with a monopoly entity that covers the types of services to be offered by each party, the contractual terms for service and each party’s rates. As we have developed our ground network and expanded our service offerings, we have been required to obtain additional licenses and authorizations. To date, we believe that we have identified and complied with all of the regulatory requirements applicable to us in connection with our ground network and expanded services.

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital slots is subject to the frequency coordination and recording process of the International Telecommunication Union, or ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments associated with a given orbital location from subsequent or nonconforming interfering uses by Member States of the ITU. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Employees

As of December 31, 2007, the combined company had 1,074 full-time regular employees. These employees consisted of:

•	552 employees in engineering, operations and information systems;

•	265 employees in finance, legal and other administrative functions;

•	164 employees in sales, marketing and strategy; and

•	93 employees in support of government sales and marketing.

As of December 31, 2007, 968 of these employees were located in the United States, and the remainder of the combined company’s employees were in various other locations around the world. We believe that our relations with employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

Environmental Matters

Our operations are subject to various laws and regulations relating to the protection of the environment, including those governing the management, storage and disposal of hazardous materials and the cleanup of contamination. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. For instance, some of our operations require continuous power supply, and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up power generators. We believe, however, that our operations are in substantial compliance with environmental laws and regulations.

Our History

Prior to the consummation of the Intelsat Acquisition Transactions, we were the product of the May 1997 merger of PanAmSat International and the Galaxy Satellite Services business of Hughes Communications, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. The related financing transactions and the related contractual arrangements entered into with The DIRECTV Group are collectively referred to as the Recapitalization. Prior to the Recapitalization in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of News Corporation. Following the Recapitalization, we were owned by entities affiliated with Kohlberg Kravis Roberts and Co., L.P. (“KKR”), The Carlyle Group (“Carlyle”), Providence Equity Partners, Inc. (“Providence”) and certain members of management and of our board of directors.

On September 22, 2004, PanAmSat Holdco was formed by the then existing stockholders of the Company. On October 8, 2004, all of the Company’s outstanding common stock held by its then existing stockholders was contributed to PanAmSat Holdco in exchange for an equal number of shares of PanAmSat Holdco common stock, par value $0.01 per share (the “Contribution”). As a result of and immediately following that Contribution, the Company’s then existing stockholders owned PanAmSat Holdco in equal proportion to their prior ownership interest in the Company, and we became a wholly-owned subsidiary of PanAmSat Holdco.

The Contribution of the Company to PanAmSat Holdco was accounted for as a recapitalization because neither a change in control nor a business combination occurred and PanAmSat Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of Intelsat Corp. Therefore, all operations of the Company prior to the Contribution to PanAmSat Holdco are reflected herein at their historical amounts.

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

We face significant competition in the FSS industry in different regions around the world. We compete against other satellite operators and against suppliers of ground-based communications capacity. The increasing availability of satellite capacity and capacity from other forms of communications technology has created an excess supply of telecommunications capacity in certain regions. Competition in the FSS industry lowers prices, which can reduce our operating margins and the cash available to fund our operations and service our debt obligations. In addition, there has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. Our direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

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

Because the market for fixed satellite services may not grow or may shrink, we may not be able to attract customers for the managed services that we are providing as part of our strategy to sustain our business. Reduced growth in the FSS sector may also adversely affect our ability to retain our existing customers. A shrinking market could reduce the number and value of our customer contracts and would have a material adverse effect on our business and results of operations. In addition, there could be a substantial negative impact on our credit ratings and our ability to access the capital markets.

In 2006 and 2007, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the price trends have improved in North America, Africa, the Middle East and Eastern Europe. Less favorable price dynamics exist in Asia and Latin America, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these markets, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

We maintain third-party liability insurance on certain of our satellites. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have several large customers and the loss of, or default by, any one of them could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the year ended December 31, 2007, our ten largest customers and their affiliates represented approximately 49% of our revenue. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

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

As of December 31, 2007, we had approximately $3.4 billion of total debt and we had $247.9 million (net of standby letters of credit) of availability under the revolving loan facility of its senior secured credit facility. The aggregate availability under our and Intelsat Sub Holdco’s two revolving credit facilities is subject to compliance by Intelsat, Ltd. with a secured debt covenant, and as a result such aggregate availability was limited to $301.3 million as of December 31, 2007.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy obligations with respect to indebtedness, including our notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of available cash flow to pay principal and interest on debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	limit our ability to engage in strategic transactions or implement our respective business strategies;

•	limit our ability to borrow additional funds; and

•	place us at a disadvantage compared to any competitors that have less debt.

Any of the factors listed above could materially and adversely affect our business and our results of operations. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur new indebtedness, the related risks, including those described above, could intensify.

The terms of our senior secured credit facility, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreement governing our senior secured credit facility and the indentures governing our existing notes and our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facility includes a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facility requires us to use a portion of the proceeds of certain asset sales, in excess of a specified amount, that are not reinvested in our business to repay indebtedness under such facilities.

The credit agreements governing the senior secured credit facility and the indentures governing our existing notes include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends, or make redemptions, repurchases or distributions, with respect to ordinary shares or capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and leaseback transactions; and

•	engage in transactions with affiliates.

These covenants are subject to a number of qualifications and exceptions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facility could result in a default under the applicable credit facilities. If any such default occurs, the lenders under the senior secured credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facility, this would result in an event of default under our existing notes. Those lenders under the senior secured credit facility will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If we were unable to repay outstanding borrowings when due, the lenders under our senior secured credit facility would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under our senior secured credit facility were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay our existing notes and our other existing debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2008 will be satisfied by cash on hand, cash generated from our operations, intercompany borrowings and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investor Services Inc. in June 2006 and again in January 2008 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, and again in June 2007 and February 2008, and our ability to obtain financing generally, may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

Our indentures and the credit agreement related to our senior secured credit facility impose restrictions on us that may limit our flexibility in conducting our business and implementing our strategies. For example, our senior secured credit facility contains financial and operating covenants that, among other things, require us not to exceed a maximum senior secured leverage ratio and limit our ability to pledge our assets as security for additional borrowings. These restrictions will likely make it more difficult for us to obtain further external financing if we require it and could significantly restrict our ability to operate our business.

We are subject to political, economic and other risks due to the international nature of our operations.

Our combined company provides communications services in approximately 200 countries and territories. Accordingly, we may be subject to greater risks than other satellite operators as a result of the international nature of our business operations. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of the United States, it may be difficult for us to enforce our rights against them.

Almost all of our customers are required to pay for our services in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our New Sponsors control us and may have conflicts of interest with us in the future.

Following completion of the New Sponsors Acquisition Transactions on February 4, 2008, Intelsat Holdings is controlled by affiliates of the New Sponsors and the funds advised by or associated with the New Sponsors. The New Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global, which is the direct parent of Intelsat Global Subsidiary, which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat, Ltd., and the indirect parent of Intelsat Bermuda. The New Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the New Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the New Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The New Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the New Sponsors continue to own a significant amount of the equity of Intelsat Global, they will continue to be able to strongly influence or effectively control our decisions.

We may not be able to complete strategic transactions, which may prevent us from implementing strategies to grow our business.

We intend to continue to evaluate and pursue strategic transactions that can, among other things, broaden our customer base, provide enhanced geographic presence and provide complementary technical and commercial capabilities. Successful completion of any strategic transaction we identify depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, we may need to finance any strategic transaction that we identify, and may not be able to obtain the necessary financing on satisfactory terms and within the timeframe that would permit a transaction to proceed. We may also fail to discover liabilities of a business or operating or other problems prior to completing a transaction. We could experience adverse accounting and financial consequences, such as the need to make large provisions against the acquired assets or to write down the acquired assets. We might also experience a dilutive effect on our earnings. In addition, depending on how any such transaction is structured, there may be an adverse impact on our capital structure. We may incur significant costs arising from our efforts to engage in strategic transactions, and such costs may exceed the returns that we realize from a given transaction. Moreover, these expenditures may not result in the successful completion of a transaction.

We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to complete strategic transactions or to integrate acquired businesses successfully into our business. Any strategic transactions that we do complete may not promote our business strategy, may negatively affect the value of our business or may adversely affect our prospects for long-term growth.

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these rules and regulations could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected. See Item 9A(T)—Controls and Procedures.

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

•

circuit failures or other array degradation causing reductions in the power output of the solar arrays on the satellites, which could require us to forego the use of some transponders initially and to turn off additional transponders in later years; and/or

•

failure of the cells within the batteries, whose sole purpose is to power the payload and spacecraft operations during the daily eclipse periods which occur for brief periods of time during two 40-day periods around March 21 and September 21 of each year; and

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup spacecraft control processor, or SCP; and

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and/or

•	general failures resulting from operating satellites in the harsh space environment.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See—Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

We have experienced some technical problems with our current satellite fleet. Three of the BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite, operating in an inclined orbit at 74°WL, experienced an anomaly of its back-up SCP and was taken out of service. This satellite had a zero net book value as of December 31, 2007 and this event did not have a material impact on our operations or financial results. One of the BSS 601 satellites that we currently operate has experienced a failure of the primary SCP.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate six satellites of this type, two of which have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9, and as a result, we accelerated depreciation expense related to this satellite.

Two of the three BSS 702 satellites that we operate, as well as BSS 702s of a similar design operated by others, have experienced a progressive degradation of their solar arrays causing a reduction in output power. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. The power reduction may require us to permanently turn off certain transponders on the affected satellites to allow for the continued operation of other transponders, which could result in a loss of revenues, or may result in a reduction of the satellite’s service life. In 2004, based on a review of available data, we reduced our estimate of the service lives of both satellites due to the continued degradation.

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

Of the 44 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

The construction and launch of satellites are subject to certain delays. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Future delays may have the same effect. A significant delay in the future delivery of any satellite may also adversely affect our marketing plan for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to utilize transponder capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. The failure to implement our satellite deployment plan on schedule could have a material adverse effect on our financial condition and results of operations. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

We have plans to launch one satellite during 2008 that will replace a satellite currently in service. This satellite is scheduled to be launched on a Sea Launch vehicle. In January 2007, Sea Launch experienced a launch failure in a satellite launch by SES New Skies. As a result, there have been delays in all launches by Sea Launch. Sea Launch returned to service in January 2008; however, we cannot predict whether we will experience further delays or additional costs in connection with our planned launch. Any delay in the launch of this satellite would cause commencement of service to occur later than the end of the life of the satellite it is replacing, which could result in a loss of revenue and contracted backlog.

Risk Factors Relating to Regulation

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries.

The telecommunications industry is highly regulated, and in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added services to our customers, we need to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain or are delayed in obtaining the required regulatory approvals, we may not be able to provide these services to our customers or expand into new services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked or adversely modified. Because the regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware and could be subject to sanctions by a foreign government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.

If we do not maintain regulatory authorizations for our existing satellites and associated ground facilities or obtain authorizations for our future satellites and associated ground facilities, we may not be able to operate our existing satellites or expand our operations.

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, referred to as Ofcom, the telecommunications licensing authority in Papua New Guinea, known as PANGTEL, the telecommunications ministry of Japan, and the regulatory agency of Germany, known as BNetzA. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

Our launch and operation of planned satellites require additional regulatory authorizations from the FCC or a non-U.S. licensing jurisdiction, some of which we have already obtained. If we do not obtain any required authorizations in the future, we would not be able to operate our planned satellites. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we could lose our authorization to operate a satellite using certain frequencies in an orbital location. Any authorizations we obtain may also impose operational restrictions or permit interference that could affect our use of planned satellites.

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

We are required to record frequencies and orbital locations used by our satellites at the ITU and to coordinate the use of these frequencies and orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements in a way that the acceptable interference levels are exceeded (e.g., due to operational errors associated with the transmissions to adjacent satellite networks).

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

I tem 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate as a fully integrated subsidiary of Intelsat. Intelsat owns the two facilities in which most of its operations and employees are located in Washington, D.C. and Ellenwood, Georgia. Intelsat Global Service Corporation, or IGSC, an indirect subsidiary of Intelsat Bermuda, owns the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. Intelsat also leases approximately 25,785 square feet in Bethesda, Maryland where the employees of IGen are located.

We also own a facility in Ellenwood, Georgia in which our primary customer service center is located. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities.

The backup satellite operations center is located at a facility in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. Intelsat’s current plan is to lease a significant portion of this facility to third parties.

Intelsat uses a worldwide ground network to operate its satellite fleet and to manage the communications services that Intelsat provides to its customers. This network is comprised of 39 owned and leased earth station and teleport facilities around the world, including 17 earth stations that perform TT&C services.

The six TT&C earth stations in the ground network which Intelsat owns are located in Ellenwood, Georgia, Fillmore, Napa and Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. Intelsat leases facilities at 11 other locations for TT&C services. Intelsat also contracts with the owners of some of these TT&C stations for the provision of additional services. Other earth stations in the ground network include earth stations in locations such as Argentina, Australia, Bahrain, India, Italy, South Korea, Russia, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Intelsat’s network also consists of the leased communications links that connect the earth stations to its satellite operations center located in the Washington, D.C. building and to the back-up operations facility.

In addition to providing TT&C services for the operation of its global satellite fleet, Intelsat owns and leases facilities in order to provide teleport services to its customers. Intelsat owns seven teleports in Riverside, Napa and Fillmore California, Ellenwood, Georgia, Paumalu, Hawaii, Hagerstown, Maryland and Fuchsstadt, Germany. Intelsat leases teleport facilities at a number of other U.S. and international locations, including Castle Rock, Colorado, Australia, the United Arab Emirates, Italy, China, South Korea and Kuwait.

Intelsat has established points of presence connected by leased fiber at key traffic exchange points around the world, including Los Angeles, New York, Hong Kong and London. Intelsat leases facilities at these traffic exchange points. Intelsat has also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. Intelsat leases facilities at these video exchange points. Intelsat uses teleports and points of presence in combination with its satellite network to provide customers with managed services and video services.

Intelsat owns an approximately 40,000 square foot facility in Hagerstown, Maryland. In addition, Intelsat leases approximately 19,000 square feet of office space and 9,300 square feet of storage space at this location, which also includes a back-up facility and data center that Intelsat uses as back-up for its satellite and other business operations.

Intelsat leases office space in Hamilton, Bermuda, London, England, and Wilton, Connecticut. Our Bermuda office was established in 2001 and serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. The London office houses the employees of Intelsat Global Sales, and functions as our global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and Intelsat subleased this space to third parties in mid-2007, when Intelsat discontinued operations at this facility under its integration plans. Intelsat also leases office space in New York, Florida, Australia, Brazil, China, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for its local sales and marketing support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the completion of the Intelsat Acquisition Transactions on July 3, 2006, the common stock of our parent, PanAmSat Holdco, was traded on the New York Stock Exchange. Subsequent to these transactions, there is no market for our common stock.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the period January 1, 2006 to July 1, 2006 (predecessor entity), the period July 1, 2006 to December 31, 2006 (successor entity) and for the year ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, appearing elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the year ended December 31, 2005 has been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm, appearing elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from consolidated financial statements that are not included in this Annual Report.

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

	Predecessor Entity				Successor Entity
	Year Ended December 31,			January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
	2003	2004	2005
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Transponder services, satellite-related services and other	$814,006	$811,124	$847,149	$436,864	$419,694	$825,187
Revenue from affiliates	—	—	—	—	102,653	215,010
Outright sales and sales-type leases (2)	17,005	15,946	13,854	5,895	—	—

Total revenue	831,011	827,070	861,003	442,759	522,347	1,040,197

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	149,696	157,354	143,870	70,977	91,120	148,026
Cost of outright sales and sales-type leases (2)	—	2,224	(4,303)	(1,943)	—	—
Costs from affiliates	—	—	—	—	31,711	74,104
Selling, general and administrative expenses	86,081	110,898	74,969	38,604	71,442	123,839
Depreciation and amortization	312,833	294,822	276,925	138,655	145,329	302,232
Prior Sponsor management fees	—	731	10,444	—	—	—
Restructuring and transaction costs	4,227	161,323	4,294	145,186	9,327	8,776
Loss on termination of sales-type leases	—	—	2,307	—	—	—
(Gain) loss on undesignated interest rate swap	—	—	(6,611)	(23,140)	11,731	11,699
Gain on insurance claim	—	(9,090)	—	—	—	—
Gain on sale of teleport	—	(11,113)	—	—	—	—
Satellite impairment loss	—	99,946	—	—	—	—

Total operating expenses	552,837	807,095	501,895	368,339	360,660	668,676

Income from operations	278,174	19,975	359,108	74,420	161,687	371,521
Interest expense, net	143,632	186,754	261,383	107,601	143,514	257,459
Other income (expense), net	—	—	—	(2,108)	2,031	3,795

Income (loss) before income taxes	134,542	(166,779)	97,725	(35,289)	20,204	117,857
Provision for (benefit from) income taxes	35,010	(91,290)	2,105	8,007	6,112	20,822

Net income (loss)	$99,532	$(75,489)	$95,620	$(43,296)	$14,092	$97,035

	Predecessor Entity				Successor Entity
	Year Ended December 31,			January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
	2003	2004	2005
	(in thousands)
Consolidated Cash Flow Data (1):
Net cash provided by operating activities	$472,504	$293,274	$413,919	$250,388	$148,072	$489,790
Net cash provided by (used in) investing activities	75,753	595,106	(242,533)	(133,012)	4,422	(375,983)
Net cash used in financing activities	(860,909)	(1,026,792)	(85,094)	(170,292)	(83,488)	(175,378)

Other Data:
Capital expenditures	97,563	156,306	203,183	129,265	53,521	378,607

	Predecessor Entity			Successor Entity
	As of December 31,			As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$176,087	$38,607	$125,945	$142,021	$81,773
Satellites and other property and equipment, net	2,306,705	1,955,664	1,949,560	1,828,710	1,918,002
Goodwill	2,243,611	2,244,131	2,244,131	3,742,674	3,734,649
Total assets	5,734,877	4,764,495	4,828,081	7,495,384	7,429,108
Total debt	1,700,000	3,608,000	2,932,000	3,501,325	3,447,242
Shareholder’s equity	3,178,758	697,759	1,312,530	2,908,777	2,943,525

(1)	As a result of the Intelsat Acquisition Transactions, certain prior period amounts have been reclassified to conform to Intelsat, Ltd.’s presentation.
(2)	As a result of the Intelsat Acquisition Transactions, certain of our accounting policies with respect to outright sales and sales-type leases have been changed to conform to Intelsat, Ltd.’s current accounting policies, and these outright sales and sales-type leases are now recognized as service contracts. Previously, under an outright sales contract, we sold all rights and title to a transponder to a customer, which in turn paid us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognized the sale amount as revenue and recorded the cost of the transponder to cost of outright sales. Under sales-type leases, we recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed to be attributable to interest income. We have not entered into any new sales-type leases after 2001. The principal difference between a sales-type lease and an operating lease is when revenue and related costs are recognized, but not when the cash is received.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before consummation of the New Sponsors Acquisition Transactions, and before and after the Intelsat Acquisition Transactions and the Government Business Merger (as defined below). This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions on July 3, 2006, as discussed below, we operate as a fully integrated subsidiary of Intelsat, our indirect parent. We provide service on a global fleet of 26 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat for a combined fleet of 53 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers. Our combined company has one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Impact of Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, pursuant to the BC Share Purchase Agreement, Serafina acquired 100% of the equity ownership of Intelsat Holdings. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P, MDP Global Investors Limited and Permira Advisers LLC (such funds collectively referred to herein as the Former Sponsors), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina (which was renamed Intelsat Global Subsidiary, Ltd. on February 8, 2008) for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

On February 4, 2008, in order to finance in part the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, referred to as the Senior Bridge Loan Credit Agreement, and a $2.15 billion senior unsecured PIK election bridge loan credit agreement, referred to as the PIK Election Bridge Loan Credit Agreement, and together with the Senior Bridge Loan Credit Agreement, referred to collectively as the Bridge Loan Credit Agreements.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4%

Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015 and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s existing assets and the obligor with respect to substantially all of Intelsat Bermuda’s existing liabilities and obligations.

On February 4, 2008, immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a commitment letter it had entered into with certain banks relating to the financing of the New Sponsors Acquisition and related transactions, referred to as the Financing Commitment Letter. As a result, Intelsat Bermuda is now the obligor under the Bridge Loan Credit Agreements.

In connection with the New Sponsors Acquisition, we entered into an amendment to our existing senior secured credit facility which became effective on February 4, 2008. We also borrowed an additional $150.0 million of Tranche B-2 Term Loans under our senior secured credit facility. The amendment and the new term loan are described below under—Liquidity and Capital Resources—Subsequent Refinancing and Amendment.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. On March 5, 2008, we commenced a tender offer to repurchase our 9% Senior Notes due 2014 and 9% Senior Notes due 2016, in each case in accordance with the terms of the indenture governing such notes. These tender offers are each referred to as a Change of Control Offer and collectively as the Change of Control Offers. Intelsat may engage in open market purchases of these notes before or after the expiration or consummation of the applicable Change of Control Offer.

Pursuant to the terms of the Financing Commitment Letter referred to above, as amended, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to Intelsat Bermuda and its subsidiaries (including Intelsat Corp) to finance all of the Change of Control Offers.

As part of the New Sponsors Acquisition Transactions, Intelsat Bermuda incurred substantial additional indebtedness. Intelsat is a highly leveraged company and in connection with the consummation of the New Sponsors Acquisition Transactions Intelsat has become a significantly more highly leveraged company.

The New Sponsors Acquisition Transactions will be accounted for under the purchase method of accounting. As a result, we expect the purchase price and related costs to be allocated to the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates of their fair value. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase price paid to acquire Intelsat Holdings and related purchase accounting adjustments will be “pushed down” and recorded in our financial statements and will result in a new basis of accounting for the “successor” period beginning after completion of the New Sponsors Acquisition Transactions. Going forward, we expect our depreciation and amortization expense to increase, primarily due to the fair value adjustments increasing the carrying value of our long-lived fixed assets and amortizable intangible assets.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon completion of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we will record compensation expense of $62.2 million during the first quarter of 2008. We also expect to incur significant transaction related expenses in connection with the consummation of the New Sponsors Acquisition Transactions, primarily related to amendments of existing debt. We expect to incur additional transaction related expenses in connection with the Change of Control Offers.

The 2007 Refinancing

On January 19, 2007, we further amended the Amended and Restated Credit Agreement governing our senior secured credit facility, referred to as the Amended and Restated Credit Agreement. The amendment reduced the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%. We refer to this amendment as the 2007 Refinancing.

The Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement entered into on August 28, 2005. In accordance with the merger agreement, Intelsat Bermuda acquired PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends. Each share of common stock of PanAmSat Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Upon completion of the merger, referred to as the Merger Transaction, PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco, and the common stock of PanAmSat Holdco was de-listed from the New York Stock Exchange.

In connection with the acquisition, PanAmSat Corp issued an aggregate principal amount of $575.0 million of 9% Senior Notes due 2016, referred to as the Corp 2016 Senior Notes. In addition, PanAmSat Corp amended and restated its existing senior secured credit facility. We refer to these transactions and the Merger Transaction collectively as the Intelsat Acquisition Transactions. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions, see—Liquidity and Capital Resources.

Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006. The purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the fair values of the assets acquired and liabilities assumed at the time of the acquisition based on management’s best estimates. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, different assumptions could result in different market values. The purchase price allocation was finalized during the quarter ended June 30, 2007. As a result of these adjustments, our depreciation and amortization expense increased significantly. Also, our interest expense increased due to the interest on the Corp 2016 Senior Notes.

Certain of our accounting policies have been changed to conform to Intelsat’s current accounting policies. The majority of these changes has not had, and are not expected to have, a significant impact on our consolidated financial statements. However, we identified transactions whereby contracts entered into with customers to provide satellite transponders and transponder capacity, and in certain cases, earth stations and teleport facility services had been accounted for as sales-type leases. For sales-type lease transactions, we previously recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, and continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income.

There were no new sales-type leases entered into after 2001. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment in purchase accounting of approximately $72.3 million of net assets related to previously recorded sales-type leases and the recording of approximately $5.0 million of additional revenue during the successor period July 1, 2006 to December 31, 2006.

We believe we are on track with regard to our integration plan and our planned operating cost savings. Our combined company’s total headcount at the time of the Intelsat Acquisition Transactions was approximately 1,370, and at December 31, 2007 the headcount was 1,074, reflecting reductions in line with our combined company’s original plan. Because of our combined company’s more favorable market position since closing the Intelsat Acquisition Transactions in July 2006, we have been able to capture new business opportunities and generate additional revenue growth. In certain areas headcount has increased to address these opportunities and to pursue new strategies that were not identified prior to the Intelsat Acquisition Transactions.

Our combined company believes that as of December 31, 2007, most of the one-time expenditures necessary to achieve the expected cost savings resulting from the Intelsat Acquisition Transactions had been incurred, although some costs will continue to be incurred through 2008. Our combined company expects that total expenditures to achieve the cost savings will be significantly below the original estimate of approximately $180 million, which included $40 to $45 million in capital expenditures.

Following the completion of the Intelsat Acquisition Transactions, IGen acquired our former subsidiary, G2 Satellite Solutions Corporation, referred to as G2 Satellite Solutions, which comprised our government services business, for cash consideration of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into IGen, with IGen continuing as the surviving entity. The operating results of G2 Satellite Solutions were excluded from our consolidated financial statements following the July 3, 2006 transaction. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required. We refer to this transaction as the Government Business Merger.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Bermuda, referred to as IGSC, were transferred to us pursuant to an employee transfer agreement, referred to as the Employee Transfer Agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by us and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including PanAmSat Holdco and us, entered into a master intercompany services agreement, referred to as the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair.

Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corp were renamed as Intelsat Holding Corporation and Intelsat Corp, respectively.

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

In addition, Intelsat Bermuda created a new direct wholly-owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland, referred to as Intelsat Poland, which has registered a branch in Luxembourg, referred to as the Intelsat Poland, Luxembourg Branch. Following the consummation of the Intelsat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to the Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously held by Intelsat Bermuda, being held by the Intelsat Poland, Luxembourg Branch.

The Recapitalization

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

Initial Public Offering

On March 22, 2005, PanAmSat Holdco consummated an initial public offering of 50 million shares of its common stock at $18.00 per share, and used the net proceeds to make a capital contribution to PanAmSat Corp of approximately $658.4 million and to pay a $200.0 million dividend to its then existing shareholders. PanAmSat Corp used this capital contribution to repay approximately $265.0 million of the borrowings under the Term Loan A Facility of its senior secured credit facility, and on April 1, 2005, PanAmSat Corp redeemed $353.5 million, or 35%, of its 9% senior notes due 2014, referred to as the Corp 2014 Senior Notes, and paid a redemption premium of $31.8 million to holders of those notes. PanAmSat Corp also repaid an additional $25.0 million of the Term Loan A facility under its senior secured credit facility with cash on hand on March 22, 2005. On June 17, 2005, PanAmSat Corp made a voluntary prepayment of $28.4 million under its Term Loan A facility from available cash on hand.

Investment in Horizons

On August 1, 2005, we formed our second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05ºWL. The joint investment is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite entered service in February 2008. The total future joint investment is expected to be approximately $205.4 million, and each of the Company and JSAT will be required to begin funding their 50% share. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded a liability of $83.0 million within our consolidated financial statements for the obligation as an indirect guarantee in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others (“FIN 45”). Our portion of the investment is being accounted for using the equity method.

Europe*Star

On August 31, 2005, we acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage, from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel, in addition to the purchase price. This acquisition was accomplished in order to strengthen our presence in these markets and expand our global reach into key growth regions. Through December 31, 2007, we had paid $63.9 million in aggregate purchase price, of which $0.4 million was paid during the year ended December 31, 2007. The satellite acquired, formerly known as Europe*Star 1, was renamed IS-12, and is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The results of this acquisition have been included in our consolidated financial statements from the date of acquisition. As of December 31, 2007, $6.6 million of this purchase price, which was recorded as an incentive obligation, remained to be paid and approximately $1.2 million of customer deposit liabilities remained outstanding.

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Following the Intelsat Acquisition Transactions, we also earn revenue from affiliates under the MISA for services performed and for capacity on our satellites that is sold by subsidiaries of Intelsat Holdings. Communications satellites, including the satellites in our fleet, have components referred to as transponders that receive communications signals from the ground, convert signal frequency, amplify and then retransmit signals back to earth. The number of transponders on a satellite can be used as a measure of the communications capacity of that satellite.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be preemptible or non-preemptible and the service term. The service term can vary from occasional use service measured in minutes to full time service periods ranging from one day to as long as 15 years. These agreements offer different service types, including transponder services, managed services and mobile satellite services, or MSS. The following table describes our primary service types:

Service Type	Description
Transponder Services	• Commitments by customers to receive service via, or to utilize, capacity on particular designated transponders according to specified technical and commercial terms

Managed Services

•       Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers typically marketed under the GlobalConnex or GXS service names

Mobile Satellite Services	• Hand-held and mobile equipment and voice, data and video services via resale of mobile satellite services as supplied by multiple vendors

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customer Sectors for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years, we have generated new revenue on our global system from growth in demand for transponder services for use in video applications such as HDTV services and DTH television services and satellite-based private data networks. In addition, new revenue has been generated from growth in demand for managed services for applications such as Internet backbone access and corporate broadband networks. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our satellite-related services revenue will be affected by the timing, number and type of consulting arrangements under contract. The margins for these services vary depending upon the amount of third-party services or hardware included, and will typically be substantially lower than for our satellite transponder services. We expect our consulting and technical services revenue associated with satellite and launch vehicle construction program management will become a larger percentage of our revenue in the future as we expand these service offerings. Subsequent to the completion of the Intelsat Acquisition Transactions, a portion of our capacity is sold to external customers under contracts executed by other subsidiaries of Intelsat, resulting in a decrease in transponder services, satellite-related services and other, and a corresponding increase in revenue from affiliates.

Customer Applications

Our transponder services, managed services and MSS are used by our customers for two primary customer applications: media applications and network service applications. In addition, we generate other revenue by selling satellite-related consulting services which support the life cycle of satellite operations, including the design, launch, and monitor and control phases.

Industry trends impacting our services for video applications include increased demand for transponder services by programmers distributing high definition and standard definition programming, international programmers seeking to distribute their programming into other foreign markets, and increased demand for transponder services by DTH television service providers in international markets. Revenue for network service applications has increased over the last twelve months. The growth trend in transponder services for network service applications is due to the continued growth of satellite-based private data networks in North America and other regions. Revenue from services used for media applications, primarily transponder services and managed services for occasional video services, referred to as OVS, have been slightly down over the last twelve months. This trend is due to flat demand for capacity in North America as certain customers accommodate capacity for new channels by converting analog programming to digital. We expect the impact of this trend to diminish by early 2009 as the quantity of this type of transponder in our network is limited and is declining. We believe that managed services, which enjoy strong demand from network service applications such as mobile broadband applications and other Internet-related services, will continue to have a positive effect on our revenue over the long term. See Item 1—Business—Our Business Strategy for a discussion of our strategies with respect to our network service offerings.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions. In 2006 and 2007, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the pricing trends improved in North America, Africa, the Middle East and Eastern Europe. Less favorable pricing dynamics existed in Asia and Latin America, generally due to overcapacity, although improved economic conditions are resulting in increased demand in these regions, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Outright Sale and Sales-Type Leases

Prior to the consummation of the Intelsat Acquisition Transactions, certain contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) were accounted for as sales-type leases. For sales-type lease transactions, we recognized as revenue the net present value of the future minimum lease payments at the time of the transactions. The cost basis of the transponder was charged to cost of outright sales and sales-type leases. During the life of the lease, we recognized as revenue, in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. We did not enter into any new sales-type leases after 2001 and there were no outright sales impacting our operating results in 2005, 2006 or 2007. As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases and outright sales were changed to conform to the current accounting policies of our indirect parent, Intelsat. See Note 2—Significant Accounting Policies—Revenue Recognition in our consolidated financial statements appearing elsewhere in this Annual Report.

Revenue from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize revenue from affiliates for providing satellite capacity and intercompany administrative, engineering and sales-related services to other subsidiaries of Intelsat.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue; selling, general and administrative expenses; and depreciation and amortization.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Our direct costs of revenue may fluctuate based on the number and type of services offered and under development, although given the scale of our business this impact is generally not significant.

We expect our direct costs of revenue to increase as we add customers, expand our managed services and provide customized communications services to our customers. Due to the higher costs of providing managed services to our customers, managed services typically have lower gross margins than the other services we provide, although the scale of this service type is growing quickly and the rate of cost increases are slowing. The timing, number and type of satellite-related service arrangements under contract during 2006 and 2007 have increased our direct costs of revenue. These services typically realize lower gross margins than do our satellite communication services.

Costs from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize costs from affiliates for services provided by other subsidiaries of Intelsat to Intelsat Corp. These services are primarily related to the operation of Intelsat Corp’s satellites, and to sales and administrative functions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts.

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

Our selling, general and administrative expenses increased as a result of the transfer of IGSC employees to us in connection with the Intelsat Acquisition Transactions; however, this impact is partially offset by the realization of cost savings over time from the integration of all general and administrative functions with those of Intelsat.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to over 14 years. Depreciation and amortization costs increased, principally due to the acquired satellites and the acquired intangible assets being recorded at fair value in connection with the Intelsat Acquisition Transactions.

Backlog

As a result of the Intelsat Acquisition Transactions, our accounting for backlog was changed to conform to the current accounting policy of our indirect parent, Intelsat. We previously reported backlog on a cash basis (cash backlog). We now report backlog on a revenue basis (revenue backlog). Cash backlog is calculated based on the cash payments yet to be received from customers for contracted services, while revenue backlog is calculated based on the expected future revenue under our customer contracts. This change in our accounting policy did not have a significant impact on our backlog.

Our revenue backlog was approximately $4.5 billion as of December 31, 2007. As of December 31, 2007, the weighted average remaining customer contract life was approximately five years. We currently expect to deliver services associated with approximately $744.4 million, or approximately 17%, of our December 31, 2007 revenue backlog during the year ending December 31, 2008. The amount included in revenue backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2007, 98% of our total revenue backlog related to contracts that either were non-cancelable or had substantial termination fees. Our revenue backlog figures exclude the impact of the MISA transactions. Our expected future revenue under contracts with customers as of December 31, 2007 was as follows:

Period	(in millions)
2008	$744.4
2009	615.5
2010	526.0
2011	448.1
2012	379.8
2013 and thereafter	1,781.4

Total	$4,495.2

Our backlog by service type as of December 31, 2007 was as follows:

Service	Amount	Percent
	(in millions, except percentages)
Transponder services	$4,137.7	92%
Managed services	78.3	2
Mobile satellite services and other	279.2	6

Total	$4,495.2	100%

We believe this backlog and the predictable level of non-cash depreciation expense in the FSS sector reduce the volatility of the net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for 2006 have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 to December 31, 2006 in accordance with Rule 3-05 of Regulation S-X promulgated under the Exchange Act. Furthermore, the readers of our consolidated financial statements should note that as a part of the Intelsat Acquisition Transactions, as described above, certain of our accounting policies have been changed to conform to Intelsat’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat’s current accounting policies did have, and is expected to have, a significant impact on our consolidated financial statements. Also, the classification of revenue by product group during the year ended December 31, 2006 has been changed to conform to Intelsat’s presentation. Prior period amounts have been reclassified to conform to this new presentation. In addition, we sold our former subsidiary, G2 Satellite Solutions, to IGen and as a result, the results of operations of our government business subsidiary are excluded from our consolidated financial statements after July 3, 2006. We now operate in a single industry segment and as such, segment disclosures are no longer required and are not included for any of the periods presented.

Additionally, subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we now incur costs for employees transferred to us and recognize revenue from affiliates for providing satellite capacity and for intercompany administrative, engineering and sales-related services provided by these employees to other subsidiaries of Intelsat. We also recognize costs from affiliates for services primarily related to the operation of our satellites, and for sales and administrative functions provided by other subsidiaries of Intelsat. As a result of the above described changes, the reported results of operations during the years ended December 31, 2006 and 2007 are not necessarily comparable. The primary differences include higher revenue and cost from affiliates, higher direct costs of revenue and selling, general and administrative expenses, higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the Intelsat Acquisition Transactions. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2006 through December 31, 2006 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of presenting our Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for 2006 compared to the year ended December 31, 2007. However, this combination is not a GAAP measure, and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

Years Ended December 31, 2006 and 2007

The following table sets forth our financial results for 2006 that have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 to December 31, 2006 in accordance with Rule 3-05 of Regulation S-X promulgated under the Exchange Act and on a combined basis for the year ended December 31, 2006 as discussed above:

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31,2006
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$436,864	$419,694	$856,558
Revenue from affiliates	—	102,653	102,653
Outright sales and sales-type leases	5,895	—	5,895

Total revenue	442,759	522,347	965,106

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	91,120	162,097
Cost of outright sales and sales-type leases	(1,943)	—	(1,943)
Costs from affiliates	—	31,711	31,711
Selling, general and administrative	38,604	71,442	110,046
Depreciation and amortization	138,655	145,329	283,984
Restructuring and transaction costs	145,186	9,327	154,513
(Gain) loss on undesignated interest rate swap	(23,140)	11,731	(11,409)

Total operating expenses	368,339	360,660	728,999

Income from operations	74,420	161,687	236,107
Interest expense, net	107,601	143,514	251,115
Other income (expense), net	(2,108)	2,031	(77)

Income (loss) before income taxes	(35,289)	20,204	(15,085)
Provision for income taxes	8,007	6,112	14,119

Net income (loss)	$(43,296)	$14,092	$(29,204)

The following table sets forth our comparative statements of operations on a combined basis for the year ended December 31, 2006 and for the year ended December 31, 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful, or NM, between the periods presented:

	Combined	Year Ended December 31, 2007	Increase (Decrease)	Percentage Change
	Year Ended December 31, 2006
	(in thousands, except percentages)
Revenue:
Transponder services, satellite-related services and other	$856,558	$825,187	$(31,371)	(4)%
Revenue from affiliates	102,653	215,010	112,357	NM
Outright sales and sales-type leases	5,895	—	(5,895)	(100)

Total revenue	965,106	1,040,197	75,091	8

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	162,097	148,026	(14,071)	(9)
Cost of outright sales and sales-type leases	(1,943)	—	1,943	(100)
Costs from affiliates	31,711	74,104	42,393	NM
Selling, general and administrative	110,046	123,839	13,793	13
Depreciation and amortization	283,984	302,232	18,248	6
Restructuring and transaction costs	154,513	8,776	(145,737)	(94)
(Gain) loss on undesignated interest rate swap	(11,409)	11,699	23,108	NM

Total operating expenses	728,999	668,676	(60,323)	(8)

Income from operations	236,107	371,521	135,414	57
Interest expense, net	251,115	257,459	6,344	3
Other income (expense), net	(77)	3,795	3,872	NM

Income (loss) before income taxes	(15,085)	117,857	132,942	NM
Provision for income taxes	14,119	20,822	6,703	47

Net income (loss)	$(29,204)	$97,035	$126,239	NM

Income from Operations

Our income from operations increased by $135.4 million, or 57%, for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This increase was driven primarily by the decrease in restructuring and transactions costs of $145.7 million due to non-recurring costs incurred in 2006 in connection with the Intelsat Acquisition Transactions, the net increase due to the inclusion of a full year of revenues from affiliates in excess of cost from affiliates under the MISA during 2007 as compared to only six months included during 2006 and favorable impacts as a result of integration savings including reduction in headcount, closure of the former PanAmSat corporate headquarters and lower in-orbit insurance expenses. These net increases in operating income were offset by higher depreciation and amortization of $18.2 million due to the increase in basis of our long-lived fixed assets and amortizable intangibles as a result of the allocation of fair values completed as part of the purchase price allocation, and a change of $23.1 million in the loss (gain) on our undesignated interest rate swap.

Revenue

The following table sets forth our comparative revenue by service type for the period January 1, 2006 to July 1, 2006, the period July 1, 2006 to December 31, 2006 and for the year ended December 31, 2007, with the increase (decrease) and percentage change between periods presented:

	Predecessor Entity	Successor Entity	Combined	Year Ended December 31, 2007	Increase (Decrease)	Percentage Change
	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2006
	(in thousands, except percentages)
Transponder services	$378,747	$372,021	$750,768	$739,029	$(11,739)	(2)%
Managed services	39,160	25,078	64,238	49,069	(15,169)	(24)
Mobile satellite services and other	18,957	22,595	41,552	37,089	(4,463)	(11)
Outright sales and sales-type leases	5,895	—	5,895	—	(5,895)	(100)

Subtotal	442,759	419,694	862,453	825,187	(37,266)	(4)
Revenue from affiliates	—	102,653	102,653	215,010	112,357	109

Total	$442,759	$522,347	$965,106	$1,040,197	$75,091	8%

Transponder services, managed services and mobile satellite services and other and outright sales and sales-type leases revenue decreased by $37.3 million, or 4%, to $825.2 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. Revenue for the combined year ended December 31, 2006 included $41.1 million generated by our G2 Satellite Solutions business that was sold to IGen in connection with the Intelsat Acquisitions Transactions. Excluding the transfer of our government business, our revenue increased by $3.8 million primarily due to the following:

•	Transponder services—increased $9.4 million due to increased demand for network services applications, primarily in the Latin America and North American regions; and

•

Managed services—an increase of $8.4 million due to new business and increased demand within network services, including Internet—related services in the Europe, Middle East and African regions, offset by a decrease of $14.4 million due to reduced occasional use services and other media application service offerings.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $14.1 million, or 9%, to $148.0 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This decrease was primarily due to:

•	a decrease of $29.3 million as a result of the sale of our G2 Satellite Solutions business; and

•	a decrease of $5.7 million due to reduced in-orbit insurance expenses; partially offset by

•	an increase of $12.1 million as a result of the transfer of the IGSC employees’ staff and related expenses; and

•

an increase of $6.0 million due to integration activities, including higher computer-related and occupancy expenses including the centralization of our customer service operations within our Ellenwood facility, as well as other office consolidations.

Selling, General and Administrative

Selling, general and administrative expenses increased by $13.8 million, or 13%, to $123.8 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This increase was primarily due to:

•	an increase of $11.6 million in staff and related expenses as a result of the transfer of the IGSC employees; and

•	an increase of $6.6 million in bad debt expense due in part to an increase in delinquent payments from certain customers; partially offset by

•

a decrease of $5.9 million in office and occupancy expenses as a result of closing the former PanAmSat corporate headquarters located in Wilton, Connecticut, along with the closure of other facilities as part of our integration efforts.

Depreciation and Amortization

Depreciation and amortization expense increased by $18.2 million, or approximately 6%, to $302.2 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This increase was primarily due to:

•	an increase of $25.8 million in amortization expense from customer relationships and backlog recognized in connection with the Intelsat Acquisition Transactions; and

•	an increase of $7.9 million in depreciation resulting from the placement of Galaxy 17 and Intelsat 11 into service during 2007; partially offset by

•	a decrease of $7.1 million due to a change in the expected useful lives of satellites in connection with the Intelsat Acquisition Transactions; and

•	a decrease of $7.2 million due to the effects of Galaxy 4R becoming fully depreciated during 2007.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the year. Interest expense, net, increased by $6.3 million, or 3%, for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. The increase was due to:

•

an increase of $25.9 million due to the inclusion of an additional six months of interest related to the $575.0 million Corp 2016 Senior Notes issued in connection with the completion of the Intelsat Acquisition Transactions; partially offset by

•	an increase of $7.7 million in capitalized interest due to higher levels of assets under construction during the year ended December 31, 2007 as compared to those under construction during 2006; and

•	a decrease due to a reduction in the interest rates related to our variable rate debt.

Provision for Income Taxes

Our provision for income taxes increased by $6.7 million to $20.8 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. The increase in expense was due to the net increase in income (loss) before income taxes in the year ended December 31, 2007, offset by the favorable impact of the recognition of additional benefits under the extraterritorial income exclusion regime for the successor period in 2006 and 2007. See Note 12—Income Taxes in our consolidated financial statements for additional discussion of our provision for income taxes.

Years Ended December 31, 2005 and 2006

The following table sets forth our the financial results for 2006 that have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Successor Entity” for the period July 1, 2006 to December 31, 2006 and on a combined basis for the year ended December 31, 2006 as discussed above:

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2006
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$436,864	$419,694	$856,558
Revenue from affiliates	—	102,653	102,653
Outright sales and sales-type leases	5,895	—	5,895

Total revenue	442,759	522,347	965,106

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	91,120	162,097
Cost of outright sales and sales-type leases	(1,943)	—	(1,943)
Costs from affiliates	—	31,711	31,711
Selling, general and administrative	38,604	71,442	110,046
Depreciation and amortization	138,655	145,329	283,984
Restructuring and transaction costs	145,186	9,327	154,513
(Gain) loss on undesignated interest rate swap	(23,140)	11,731	(11,409)

Total operating expenses	368,339	360,660	728,999

Income from operations	74,420	161,687	236,107
Interest expense, net	107,601	143,514	251,115
Other income (expense), net	(2,108)	2,031	(77)

Income (loss) before income taxes	(35,289)	20,204	(15,085)
Provision for income taxes	8,007	6,112	14,119

Net income (loss)	$(43,296)	$14,092	$(29,204)

The following table sets forth our comparative statements of operations for the year ended December 31, 2005 and on a combined basis for the year ended December 31, 2006, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented.

		Combined	Increase (Decrease)	Percentage Change
	Year Ended December 31, 2005	Year Ended December 31, 2006

	(in thousands, except percentages)
Revenue:
Transponder services, satellite-related services and other	$847,149	$856,558	$9,409	1%
Revenue from affiliates	—	102,653	102,653	NM
Outright sales and sales-type leases	13,854	5,895	(7,959)	(57)

Total revenue	861,003	965,106	104,103	12

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	143,870	162,097	18,227	13
Cost of outright sales and sales-type leases	(4,303)	(1,943)	2,360	(55)
Costs from affiliates	—	31,711	31,711	NM
Selling, general and administrative	74,969	110,046	35,077	47
Depreciation and amortization	276,925	283,984	7,059	3
Prior Sponsor management fees	10,444	—	(10,444)	(100)
Restructuring and transaction costs	4,294	154,513	150,219	NM
Loss on termination on sales-type lease	2,307	—	(2,307)	(100)
(Gain) loss on undesignated interest rate swap	(6,611)	(11,409)	(4,798)	NM

Total operating expenses	501,895	728,999	227,104	45

Income from operations	359,108	236,107	(123,001)	(34)
Interest expense, net	261,383	251,115	(10,268)	(4)
Other expense, net	—	(77)	(77)	NM

Income (loss) before income taxes	97,725	(15,085)	(112,810)	NM
Provision for income taxes	2,105	14,119	12,014	NM

Net income (loss)	$95,620	$(29,204)	$(124,824)	NM

Income from Operations

Our income from operations decreased $123.0 million, or 34%, for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. This decrease was due primarily to the increase in restructuring costs of $150.2 million due to non-recurring costs incurred in connection with the Intelsat Acquisition Transactions, an increase in selling, general and administrative expenses, and higher depreciation and amortization due to the increase in basis of our long-lived fixed assets and amortizable intangibles as a result of the allocation of fair values completed as part of the purchase price allocation. These net decreases were offset by the net increase in revenue from affiliates in excess of costs from affiliates due to the transfer of employees from IGSC and related services provided under the MISA and an increase in the gain of $4.8 million due to the increase in the value of our undesignated interest rate swap.

Revenue

The following table sets forth our comparative revenue by service type for the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and on a combined basis for the year ended December 31, 2006, with the increase (decrease) and percentage changes between periods presented:

	Predecessor Entity		Successor Entity	Combined	Increase (Decrease)	Percentage Change
	Year Ended December 31, 2005	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2006

		(in thousands, except percentages)
Transponder services	$745,344	$378,747	$372,021	$750,768	$5,424	1%
Managed services	62,851	39,160	25,078	64,238	1,387	2
Mobile satellite services and other	38,954	18,957	22,595	41,552	2,598	7
Outright sales and sales-type leases	13,854	5,895	—	5,895	(7,959)	(57)

Subtotal	861,003	442,759	419,694	862,453	1,450	NM
Revenue from affiliates	—	—	102,653	102,653	102,653	NM

Total	$861,003	$442,759	$522,347	$965,106	$104,103	12%

Transponder services, managed services, mobile satellite services and other and outright sales and sales-type leases revenue increased by $1.5 million to $862.5 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. These increases were offset by revenue generated by our G2 Satellite Solutions business that was transferred to IGen in connection with the Intelsat Acquisition Transactions, and which are now included within revenue from affiliates. Excluding the transfer of our government business, our revenue increased by $47.9 million primarily due to the following:

•

Transponder services—an increase of $20.7 million primarily related to additional revenue from new customer arrangements on our Galaxy 15 satellite, which replaced Galaxy 1R in March 2006, and higher video services revenue, which was realized primarily in the North American region. Approximately $10.6 million of video services revenue recorded during the second half of 2006 related to agreements that were previously accounted for as sales-type leases, as discussed above.

•	Managed services—an increase of $7.2 million associated with higher occasional use services and $2.6 million of new business due to increased customer demand for video and network services.

•	Mobile satellite services and other—an increase of $13.1 million resulted from net new business due to increased consulting revenue, most notably in the North America and Asia-Pacific markets.

•

Outright sales and sales-type leases—a decrease of $8.0 million in revenue from outright sales and sales-type leases due to the elimination of this revenue classification as a result of the conforming accounting policy change following the consummation of the Intelsat Acquisition Transactions, as discussed above.

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $18.2 million, or 13%, to $162.1 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was primarily due to

•	an increase of $34.6 million due to additional costs recorded during 2006 associated with the transfer of employees under the Employee Transfer Agreement, as discussed above; and

•	an increase of $13.7 million for costs related to launch services and equipment sales in connection with increased consulting revenue recognized in the fourth quarter of 2006; partially offset by

•	a decrease of $21.4 million in direct costs of revenue related to G2 Satellite Solutions, which was sold in July 2006 subsequent to the completion of the Intelsat Acquisition Transactions; and

•	a decrease of $5.3 million due to the amortization of deferred charges related to customer incentives adjusted as part of purchase accounting following the Intelsat Acquisition Transactions.

Selling, General and Administrative

Selling, general and administrative expenses increased by $35.1 million, or 47%, to $110.0 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to:

•	an increase of $36.2 million resulting from the Employee Transfer Agreement; and

•	a net increase of $1.7 million in miscellaneous expenses; partially offset by

•	a decrease of $6.9 million in employee compensation and benefit costs due to the reduction in the number of legacy employees following the consummation of the Intelsat Acquisition Transactions.

Depreciation and Amortization

Depreciation and amortization increased by $7.1 million, or approximately 3%, to $284.0 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in depreciation and amortization was primarily due to:

•

an increase of $25.3 million in amortization expense, primarily as a result of amortizable intangible assets established in the purchase accounting related to the Intelsat Acquisition Transactions; and

•	an increase of $24.5 million related to depreciation on satellites placed in service during December 2005, during June 2006 and on a satellite acquired in August 2005; partially offset by

•	a decrease of approximately $34.8 million for satellites and other assets as a result of purchase accounting adjustments recorded in connection with the Intelsat Acquisition Transactions; and

•

a decrease of approximately $2.2 million of depreciation associated with our Galaxy 3R satellite, which was fully depreciated in 2005, and approximately $5.7 million associated with our non-satellite fixed assets.

Restructuring and Transaction Costs

Restructuring and transaction costs increased by $150.2 million to $154.5 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase was primarily due to costs incurred during the predecessor period January 1 to July 1, 2006, in connection with the completion of the Intelsat Acquisition Transactions, including:

•

an increase of approximately $142.3 million of restructuring and transaction costs, including approximately $97.2 million of costs associated with the cash settlement of PanAmSat Holdco options and deferred stock units;

•	an increase of $29.7 million of severance-related compensation and benefits received by certain of PanAmSat’s prior executives (including $19.9 million of employee excise taxes);

•	an increase of $15.4 million of severance and related costs recorded pursuant to PanAmSat Corp’s 2005 severance pay plan; and

•	an increase of $2.9 million of restructuring and transaction costs related to certain employee retention costs during the first six months of 2006; partially offset by

•	a decrease of $2.5 million related to relocation costs and losses on the sale and disposal of equipment related to a teleport consolidation plan incurred during 2005; and

•

a decrease of $1.6 million incurred during 2005 related to compensation, benefit and outplacement expenses resulting from the then existing severance plans and a non-cash charge related to increased future lease costs related to our idle facilities.

During the successor period July 1 to December 31, 2006, we recorded charges of $9.3 million of integration and retention costs in relation to the Intelsat Acquisition Transactions.

Interest Expense, Net

Interest expense, net, decreased by $10.3 million, or 4%, to $251.1 million for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005. The decreases were primarily due to:

•

a decrease of approximately $56.0 million due to debt extinguishment costs within interest expense incurred during the year ended December 31, 2005, including the write-off of $10.4 million of debt issuance costs as a result of the repayment of $318.4 million of indebtedness under our prior senior secured credit facility recorded during the year ended December 31, 2005; and

•

a decrease of $13.8 million related to the redemption of a portion of our Corp 2014 Senior Notes during 2005, and a decrease due to $31.8 million premium paid in relation to the redemption of these notes during this period; partially offset by

•

higher interest expense for the combined year ended December 31, 2006 compared with the same period in 2005 due to higher total outstanding indebtedness, including the issuance of $575.0 million of the Corp 2016 Senior Notes in connection with completion of the Intelsat Acquisition Transactions, and higher average interest rates in relation to our senior secured credit facility.

Provision for Income Taxes

Our provision for income taxes increased from approximately $2.1 million in the year ended December 31, 2005, to approximately $14.1 million in the combined year ended December 31, 2006. The increase in the tax expense was mainly due to the tax effects of non-deductible transaction costs related to the Intelsat Acquisition Transactions in 2006. Furthermore, the extraterritorial income exclusion tax benefit decreased to $15.7 million in the combined year ended December 31, 2006 from $30.8 million in the year ended December 31, 2005, due in part to changes in the extraterritorial income regime. Finally, additional expense was recorded in the predecessor period of 2006 related to tax exposure items for periods prior to 2006.

EBITDA

EBITDA consists of earnings (losses) before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) to EBITDA for each of the years in the three-year period ended December 31, 2007 is as follows:

	Year Ended December 31, 2005	Combined Year Ended December 31, 2006	Year Ended December 31, 2007
Net income (loss)	$95,620	$(29,204)	$97,035
Add:
Interest expense, net	261,383	251,115	257,459
Provision for income taxes	2,105	14,119	20,822
Depreciation and amortization	276,925	283,984	302,232

EBITDA	$636,033	$520,014	$677,548

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the years ended December 31 (in thousands):

	Predecessor Entity		Successor Entity	Combined	Successor Entity
	Year Ended December 31, 2005	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	January 1 to December 31, 2006	Year Ended December 31, 2007
Net cash provided by operating activities	$413,919	$250,388	$148,072	$398,460	$489,790
Net cash provided by (used in) investing activities	(242,533)	(133,012)	4,422	(128,590)	(375,983)
Net cash used in financing activities	(85,094)	(170,292)	(83,488)	(253,780)	(175,378)
Net change in cash and cash equivalents	87,338	(52,889)	68,965	16,076	(60,248)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $489.8 million for the year ended December 31, 2007 reflected an increase of $91.3 million, or 23%, as compared to the combined year ended December 31, 2006. This increase was due primarily to $126.2 million of higher net income and a $161.8 million decrease in amounts due from affiliates. The increase was offset by certain net changes within our operating assets and liabilities as compared to the combined prior period, including $74.7 million in decreased accounts payable and accrued liabilities, a $48.3 million decrease in employee related liabilities, a $2.4 million decrease in our income taxes payable as well as a $22.0 million increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $247.4 million to $376.0 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This increase was primarily due to higher capital expenditures associated with satellites under construction during 2007.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $78.4 million to $175.4 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. The decrease in cash used in financing activities was principally due to the payments of dividends under our former dividend policy prior to the Intelsat Acquisition Transactions. In addition, in 2006, we received $575.0 million in gross proceeds from the issuance of the Corp 2016 Senior Notes, from which we issued a dividend to our parent company in the amount of $565.7 million in connection with the Intelsat Acquisition Transactions. As compared to 2006 cash flows, in 2007 we paid $44.7 million more in mandatory principal repayments under our senior secured credit facilities and paid $35.0 million more to partially repay a loan from a customer that provided funding for capital expenses.

Long-Term Debt

Intelsat is a highly leveraged company and in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which will result in a significant increase in its interest expense in future periods. See Note 10—Long-term Debt in our consolidated financial statements for a complete discussion of all of our indebtedness at December 31, 2007.

At December 31, 2007, we had debt, including the current portion, with a book value of approximately $3,447.2 million. Our debt at December 31, 2007 consisted of: $150.0 million of 6 3/8% Senior Notes due 2008, referred to as the Corp 2008 Senior Notes, $125.0 million of 6 7/8% Senior Debentures due 2028, referred to as the Corp 2028 Senior Debentures, $656.3 million of the Corp 2014 Senior Notes, $575.0 million of the Corp 2016 Senior Notes and $1.9 billion of term loan borrowings under our senior secured credit facility.

In connection with the Intelsat Acquisition Transactions, the prior carrying values of the Corp 2008 Senior Notes and the Corp 2028 Senior Debentures were reduced to their fair values, thereby increasing the discounts on those notes, and the prior carrying value of the Corp 2014 Senior Notes was increased to its fair value, resulting in a premium. Further, the Intelsat Acquisition Transactions resulted in a change of control under the indenture governing the outstanding Corp 2014 Senior Notes, giving the holders of these notes the right to require us to repurchase these notes at the price stated in the indenture. We commenced an offer to purchase the Corp 2014 Senior Notes on August 2, 2006. The change of control offer expired on September 26, 2006, at which time approximately $180 thousand in principal amount of the outstanding Corp 2014 Senior Notes were tendered and repurchased by us using cash on hand.

On March 5, 2008, we commenced an offer to purchase for cash any and all of the outstanding Corp 2014 Senior Notes and Corp 2016 Senior Notes in each case at a purchase price of 101% of the principal amount of such notes.

Credit Facility

As of December 31, 2007, we maintained a revolving credit facility and certain term loans outstanding which consisted of a $355.9 million Tranche A-3 Term Loan with a six-year maturity, a $1.6 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swing line loans.

We are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, which, as of December 31, 2007 on an annual basis, was 0.375%. Both the face amount of any outstanding letters of credit and any swing line loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Amended and Restated Credit Agreement continue to be guaranteed by certain of our subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of the borrower’s and the guarantors’ tangible and intangible assets, with certain agreed exceptions.

No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $2.1 million in letters of credit were issued and outstanding under the facility. As a result, availability under the revolving credit facility was $247.9 million at December 31, 2007. The aggregate availability under our and Intelsat Sub Holdco’s existing revolving credit facilities is subject to compliance by Intelsat with a secured debt covenant, and as a result such aggregate availability was limited to $301.3 million as of December 31, 2007. Any amounts borrowed under the revolving credit facility would bear interest at LIBOR plus 2.125% as of December 31, 2007, although this interest rate is subject to adjustment based on our total leverage ratio.

On January 19, 2007, we amended our senior secured credit facility to reduce the interest rate on the Term Loan facilities, interest rates for the term loan portion of the Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the Above Bank Rate, or ABR, plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Amended and Restated Credit Agreement, as amended through January 19, 2007.

We borrowed $150.0 million under our revolving credit facility on January 15, 2008 to repay at maturity our 6 3/8% Senior Secured Notes due 2008. Upon consummation of the New Sponsors Acquisition, on February 4, 2008, we also executed an agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans. We used the net proceeds together with cash on hand to repay the $150.0 million borrowing we made under the revolving credit facility.

On January 25, 2008, in connection with the New Sponsors Acquisition, we amended the Amended and Restated Credit Agreement. The amendment became effective upon the closing of the New Sponsors Acquisition and amended and modified the Amended and Restated Credit Agreement to:

(a)	change the applicable margin;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	split the Tranche B-2 Term Loan into three equal tranches—Tranche B-2-A, Tranche B-2-B, Tranche B-2-3;

(d)	add language requiring the payment of a prepayment premium for prepayments of the term loans prior to February 4, 2011 (with respect to the Tranche B-2-A Term Loans) or February 14, 2010 (with respect to the Tranche B-2-B Term Loans);

(e)	make certain changes permitting the New Sponsors Acquisition Transactions;

(f)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 4.5 to 1.0; and

(g)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted upwards based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2006 and 2007 was $114.3 million and $120.6 million, respectively.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the credit agreement as described in the table and related footnotes below, we must maintain a secured net debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this Annual Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and our Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Our Intelsat Corp Adjusted EBITDA should not be considered as an alternative to operating income or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA and EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Amended and Restated Credit Agreement.

	Combined
	Year Ended December 31, 2006	Year Ended December 31, 2007
	(in thousands)
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$398,460	$489,790
Depreciation and amortization	(283,984)	(302,232)
Provision for doubtful accounts	57	(6,560)
Deferred income taxes	(13,374)	(17,299)
Gain (loss) on disposal of assets	(3,316)	(265)
Amortization of bond discount and issuance costs	(15,433)	(3,377)
Restructuring and transaction costs	(93,715)	—
Gain (loss) on undesignated interest rate swap	3,869	(21,596)
Reversal of sales-type lease liabilities	1,943	—
Other non-cash items	295	(2,344)
Changes in operating assets and liabilities, net of acquired assets and liabilities	(24,006)	(39,082)

Intelsat Corp net income (loss)	(29,204)	97,035

Add:
Interest expense, net	251,115	257,459
Provision for income taxes	14,119	20,822
Depreciation and amortization	283,984	302,232

EBITDA	520,014	677,548

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Adjustment of sales-type leases (a)	8,762	—
Reserves for long-term receivables	(1,943)	—
Restructuring and transaction costs (b)	154,513	8,776
(Gain) loss on undesignated interest rate swap (c)	(11,409)	11,699
Non-recurring and other non-cash items (d)	17,072	12,637

Intelsat Corp Adjusted EBITDA	$687,009	$710,660

(a)	For the combined year ended December 31, 2006, adjustment of sales-type leases to service agreements represents the principal portion of the periodic sales-type lease payments that are recorded against principal balance outstanding. These amounts would have been recorded as service agreements revenue if the related agreements had been accounted for as service agreements instead of sales-type leases. These adjustments have the effect of including the principal portion of our sales-type lease payments in the period during which the cash is collected. Following the Intelsat Acquisition Transactions and adoption of conforming accounting policies, this is no longer an adjustment.
(b)	Restructuring and transaction costs represent severance, leasehold terminations, facility closure costs and/or integration costs.
(c)	Gain (loss) on undesignated interest rate swap represents the gain or loss recognized in connection with the change in the fair value of the interest rate swap asset.
(d)

For the combined year ended December 31, 2006, non-recurring and other non-cash items consist of (i) $0.5 million of non-cash amortization of acquisition-related costs, (ii) $0.2 million of non-cash stock compensation expense, (iii) $1.0 million loss on disposal of fixed assets, (iv) $3.5 million of expense for services on the Horizons-1 satellite, (v) $8.1 million of integration expense, (vi) $1.6 million of non-cash long-term incentive plan compensation expense, (vii) $0.4 million of relocation expense and (viii) $3.3 million of loss on investment, partially offset by $0.3 million of non-cash amortization related to a customer guarantee, a $0.6 million gain on pension assets, a $0.2 million gain on an equity investment and a $0.4 million reduction in retirement expense. For the year ended December 31, 2007, non-recurring and other non-cash items primarily consisted of (i) $13.7 million of non-recurring integration and other costs, (ii) $3.5 million of expense for services on the Horizons-1 satellite and (iii) $0.3 million of loss on disposal of property and equipment, partially offset by $3.7 million of non-cash amortization related to a fair value adjustment and $1.2 million of other compensation and benefits expense.

Funding Sources and Uses

At December 31, 2007, we had negative working capital of $105.1 million. We launched two satellites in 2007 and have two satellites under construction, which resulted in an increased use of cash during the period. We are a highly leveraged company, and have incurred significant debt over the last three years, which has resulted in a large increase in our obligations related to debt service requirements, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions (including payments required in connection with Change of Control Offers) described above, we expect our most significant cash outlays to be for debt service on our outstanding debt and capital expenditures, as described below in—Capital Expenditures. We intend to fund all payment requirements through cash on hand, cash provided by operating activities, borrowings under our senior secured credit facility and intercompany borrowings.

As of December 31, 2007, we had outstanding letters of credit of $2.1 million and our revolving credit facility was undrawn. Availability under the revolving credit facility was $247.9 million at December 31, 2007, however the aggregate availability under our and Intelsat Sub Holdco’s existing revolving credit facilities was limited to $301.3 million at December 31, 2007. See—Credit Facility for details.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2003 through 2007.

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2003	$71,349	$97,563
2004	134,499	156,306
2005	185,761	203,183
2006	163,973	182,786
2007	351,559	378,607

Total	$907,141	$1,018,445

Payments for satellites and other property and equipment also exclude funds paid for deposits on future satellites and launches that are included as a part of Other Assets and capitalized as construction progresses. We launched two satellites in 2007. We currently have orders for two satellites which are being built over a period of three years, one of which is expected to be launched by the end of 2008. We currently expect our 2008 total capital expenditures to range from approximately $170.0 million to $200.0 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, intercompany borrowings and borrowings under the revolving facilities of the senior secured credit facility.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05ºWL. The joint investment is named Horizons-2. The satellite will support digital video, HDTV and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite entered service in February 2008. The total future joint investment is expected to be approximately $205.4 million, each of the Company and JSAT will be required to begin funding their 50% share. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded a liability of $83.0 million within our consolidated financial statements for the remaining obligation as an indirect guarantee in accordance with FIN 45. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2007 and the expected year of payment:

Contractual Obligations	Payments due by year
	2008	2009	2010	2011	2012	2013 and thereafter	Total
	(in thousands)
Long-Term Debt Obligations
Intelsat Corp notes and credit facilities—principal payments	$210,840	$87,533	$87,533	$89,757	$76,411	$2,893,314	$3,445,388
Intelsat Corp notes and credit facilities—interest payments (1)	242,044	255,566	249,154	242,725	235,746	577,591	1,802,826
Operating lease obligations	3,337	2,857	2,649	1,715	596	457	11,611
Purchase obligations (2)	138,651	23,054	8,763	7,644	5,980	34,707	218,799
Other long-term liabilities (including interest) (3)	46,563	39,548	34,708	30,247	29,208	103,558	283,832

Total Contractual Obligations	$641,435	$408,558	$382,807	$372,088	$347,941	$3,609,627	$5,762,456

(1)

Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations and fees owed in connection with our senior secured credit facility and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates. The 6 3/8% Senior Secured Notes were refinanced after December 31, 2007 (see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions) and as a result have been classified in long-term debt on the consolidated balance sheet at December 31, 2007. See Note 20—Subsequent Events.

(2)	Amounts include estimated interest payments to be made on performance incentive obligations related to our IS-14 and Galaxy 18 satellites which are currently under construction.
(3)	Includes satellite performance incentive obligations (and interest thereon) and Horizons contribution obligation.

Satellite Construction and Launch Obligations

As of December 31, 2007, we had approximately $171.8 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2007, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.

Europe*Star Purchase Price Obligation

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut and other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2007, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income, totaled approximately $19.6 million.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts with us and we have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2007, we had commitments under these customer and vendor contracts which totaled approximately $47.0 million related to the provision of equipment, services and other support.

Foreign Withholding Taxes

We have outstanding tax claims related to withholding taxes assessed on revenue derived from broadcasters inside and outside of India who broadcast from or into India. The total amount assessed for all periods from March 31, 1996 through March 31, 2004 was $73.2 million. We contested the imposition of such taxes. On August 11, 2006, the Income Tax Appellate Tribunal in New Delhi issued a decision which overturned the tax assessment for the 1997/98 assessment year. In 2007, we were informed by The DIRECTV Group that the U.S. and Indian Competent Authorities of their respective tax authorities had reached an agreement (the “Competent Authority Agreement”) with respect to all assessed tax years under the mutual agreement procedures of the U.S./Indian Double Taxation Treaty. In May 2007, the Indian government issued a tax assessment based on the Competent Authority Agreement. As a result, we reduced our tax reserves by $32.3 million, our tax indemnification receivable from The DIRECTV Group by $23.2 million, our federal tax benefit receivable by $3.8 million and goodwill by $5.3 million during 2007. As part of this settlement, the Indian tax authorities agreed not to appeal the August 11, 2006 decision of the Income Tax Appellate Tribunal in New Delhi. In June 2007, we made a payment of $5.0 million to the Indian tax authorities and received $4.0 million from The DIRECTV Group pursuant to an indemnification agreement.

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

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, satellites and other property and equipment, business combinations, goodwill and other intangible assets, impairment of long-lived and amortizable intangible assets, and income taxes. There were no accounting policies adopted during 2007 that had a material effect on our financial condition or results of operations. Certain of our accounting policies were changed in 2006 to conform to Intelsat’s current accounting policies, the most significant of which relates to the change in accounting for sales-type leases, as discussed above.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Revenue Recognition. We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to our customers. In general, we recognize revenue from satellite utilization in the period during which the services are provided. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. Additionally, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions, including:

•	whether an arrangement contains a lease or is otherwise subject to lease accounting literature;

•	whether an arrangement should be reported gross as a principal versus net as an agent;

•	whether we can develop reasonably dependable estimates about the extent of progress towards contract completion, contract revenues and costs;

•	whether we receive a separately identifiable benefit when cash is paid to a vendor and whether we can make a reasonable estimate of the fair value of such benefit;

•	how the arrangement consideration should be allocated among potential multiple elements; and

•	when to recognize revenue related to the deliverables.

We receive payments from some customers in advance of our providing services. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms.

In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined through an evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received. If our estimate of the likelihood of collection is not accurate, we may experience lower revenue or an increase in our provision for doubtful accounts.

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired as part of the Intelsat Acquisition Transactions are based on the fair value on July 3, 2006, the date of the Intelsat Acquisition Transactions. Satellites and other property and equipment purchased following the Intelsat Acquisition Transactions are stated at cost. These costs consist primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from zero to 16 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See—Impairment of Long-Lived and Amortizable Intangible Assets for further discussion.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life are not amortized, but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit, the enterprise level, under the criteria set forth by SFAS 142. We have determined that the intangible assets and goodwill are directly related to the Intelsat Acquisition Transactions. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives. We perform assessments of goodwill on an annual basis during the fourth quarter. Based on these analyses, there have been no impairments of goodwill or other intangible assets.

Impairment of Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation.

There have been no events or changes in circumstances during 2007 leading us to believe that a possible impairment to any of our long-lived and amortizable intangible assets existed as of December 31, 2007.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We are subject to income taxes in both the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. We do not expect the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. Presently, we use a September 30 measurement date for our pension and postretirement benefit plans. As described in Note 5—Retirement Plans and Other Retiree Benefits to our consolidated financial statements, we adopted the recognition provisions of SFAS 158 effective December 31, 2007, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. We plan to adopt the measurement provisions of SFAS 158 utilizing the 15 month model for the transition. Accordingly, we will use the valuation at September 30, 2007 to project 15 months of net periodic benefit cost and will recognize 3/15ths of the cost as an adjustment to retained earnings in 2008. Changes in fair value of plan assets and benefit obligation arising during 2008 will be recognized in accumulated other comprehensive income beginning in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive adoption. We are currently evaluating the requirements of SFAS 160, and the impact, if any, on our consolidated financial statements.

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

Approximately 44%, or $1.5 billion, of our debt as of December 31, 2007 was fixed-rate debt, excluding our undesignated interest rate swap. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

We perform interest rate sensitivity analyses on our variable rate debt, including our undesignated interest rate swap. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $6.9 million on our statements of operations and cash flows as of December 31, 2007. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A one percentage point decline in market interest rates would cause an estimated $64.7 million increase in the fair market value of our debt to $3.5 billion.

As of December 31, 2007, we held cash flow interest rate swaps with a notional amount of $1.25 billion. The notional amount will amortize down to $625.0 million from March 14, 2008 until expiration on March 15, 2010. These swaps were entered into as hedges to reduce the variability in cash flow on a portion of the floating- rate term loans under our senior secured credit facility. On a quarterly basis, we receive a floating rate in interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases. On December 31, 2007, the rate we would pay averaged 4.76% and the rate we would receive averaged 5.06%.

The interest rate swap does not qualify for hedge accounting treatment in our consolidated financial statements, and so the changes in the fair value of these instruments are recognized in earnings during the period of change. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the undesignated interest rate swap would have changed by approximately $12.1 million.

During the first quarter of 2008, we entered into U.S. dollar interest rate swap transactions with a maturity of five years from the effective date of March 14, 2008 and with a total notional amount of $1.3 billion. These swaps were entered into as a hedge to reduce the variability in cash flows on our floating-rate term loans. On a quarterly basis, we will receive a floating rate equal to the three-month LIBOR and will pay a fixed rate of interest. We anticipate that these swaps will not be designated for hedge accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and that the changes in fair value of these instruments will be recognized in earnings during the period of change.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For each of the years ended December 31, 2005, 2006 and 2007, our Brazilian customers represented approximately 3% of our revenue. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this item, beginning on page F-1 of this Annual Report. The financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2007. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting

Elimination of Prior Period Material Weakness in Internal Control over Financial Reporting with Respect to Financial Reporting Process

Due to a continuing material weakness in our internal control over financial reporting, our principal executive officer and our principal financial officer concluded that as of September 30, 2007 our internal control over financial reporting was not effective. As of December 31, 2007, we remediated the material weakness in our internal control over financial reporting that had existed.

Other than as discussed above, there were no other changes that occurred in our internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Affiliates

Following the consummation of the Intelsat Acquisition Transactions, IGen, a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired the Company’s subsidiary, G2 Satellite Solutions Corporation, which comprised the Company’s government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions Corporation merged into IGen, with IGen continuing as the surviving entity. As a result of the sale of G2 Satellite Solutions, it is excluded from the Company’s consolidated financial statements subsequent to July 1, 2006. As noted below, in accordance with the MISA, IGen continues to purchase satellite capacity from Intelsat Corp.

Also following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement, dated as of July 3, 2006, between IGSC and Intelsat Corp. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by Intelsat Corp and were treated as a distribution to its parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, following the Intelsat Acquisition Transactions, including PanAmSat Holdco and Intelsat Corp, entered into the MISA pursuant to which these entities will provide services to each other. In each case, services will be provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the successor period July 1, 2006 to December 31, 2006, the Company recorded revenue of approximately $25.5 million related to capacity purchased from Intelsat Corp by subsidiaries of Intelsat Holdings. The Company also recorded revenue of approximately $77.2 million related to services provided by Intelsat Corp to subsidiaries of Intelsat Holdings in accordance with the MISA, and recognized $31.7 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses for the successor period July 1, 2006 to December 31, 2006. For the year ended December 31, 2007, the Company recorded revenue of approximately $78.4 million related to capacity purchased from Intelsat Corp by subsidiaries of Intelsat Holdings, and revenue of approximately $136.6 million related to services provided by Intelsat Corp to subsidiaries of Intelsat Holdings in accordance with the MISA. The Company also recognized $74.1 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. As of December 31, 2006 and 2007, the Company had a net receivable of $62.7 million from, and a net payable of $25.3 million to, subsidiaries of Intelsat Holdings, respectively.

Related Party Services

Hughes Communications, Inc., referred to as Hughes Communications, and Hughes Network Systems, LLC, referred to as HNS, became related parties to the Company following the Intelsat Acquisition Transactions. Apollo, one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications and HNS. HNS is one of the Company’s largest network services customers. The Company recorded approximately $39.5 million and $75.4 million of revenue during the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and 2007 was approximately $8.1 million and $9.5 million, respectively. Two members of Intelsat’s board of directors prior to the New Sponsors Acquisition Transactions, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

Intelsat Corp has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. During the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007, the Company recorded expenses of approximately $3.8 million, $2.0 million, $2.0 million, and $3.9 million, respectively, in relation to the utilization of such Ku-band satellite capacity. Additionally, the Company provides TT&C services for the Horizons-1 satellite. The Company recorded revenue for these services of approximately $0.6 million, $0.3 million, $0.3 million, and $0.6 million, respectively, during the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007.

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle will be used for the launch of Intelsat’s IS-15 satellite.

Transactions with the Prior Sponsors and their Affiliates

The Prior Sponsors provided management and advisory services to the Company pursuant to management services agreements executed at the closing of the Recapitalization. The Prior Sponsors charged the Company an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon the completion of, Holdco’s initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, the Company recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Prior Sponsors were entitled to receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Prior Sponsors perform services above and beyond those previously called for by the agreements.

During the year ended December 31, 2005, the Company reimbursed the Prior Sponsors for approximately $0.2 million for expenses incurred. Certain members of the Company’s former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors. Following the consummation of the Intelsat Acquisition Transactions, the Prior Sponsors are no longer an affiliate of the Company.

The Company provided satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenue for these services during the year ended December 31, 2005 was $4.6 million. During the year ended December 31, 2005, the Company procured $1.0 million of insurance and insurance-related services from an affiliate of one of the Prior Sponsors.

Other Relationships

The Company utilized the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, Chairman of the Board of Intelsat, owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the year ended December 31, 2006, Intelsat paid approximately $20 thousand in expenses for services provided by R. Thompson & Co. There were no comparable expenses during the year ended December 31, 2007.

Review and Approval of Related Party Transactions

We and our indirect parent, Intelsat, review all relationships and transactions in which the Company and its board of directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in our Annual Report on Form 10-K. The audit committee charter of Intelsat also provides for the review of related party transactions by Intelsat’s audit committee.

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

Director Independence

We are a privately held corporation. Under current rules of public trading markets, such as the NASDAQ and the New York Stock Exchange, none of our directors would be deemed to be “independent”, as each of them is either associated with the New Sponsors or is a member of our management.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP was our independent registered public accounting firm until August 3, 2006. On August 3, 2006, the audit committee of the Board of Directors of our indirect parent, Intelsat, which also serves as our audit committee, appointed KPMG LLP as our independent registered public accountants for the fiscal years ending December 31, 2006 and 2007. The fees for 2007 and 2006 are for KPMG LLP.

Audit Fees

Our audit fees for 2007 were $1.6 million and for 2006 were $1.9 million.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the Intelsat audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat Corp, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2007 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2007	F-4

Consolidated Statements of Operations for the year ended December 31, 2005, for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December  31, 2006 (Successor Entity) and for the year ended December 31, 2007

F-5

Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) for the year ended December 31, 2005, for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December 31, 2006 (Successor Entity) and for the year ended December 31, 2007

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2005, for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December  31, 2006 (Successor Entity) and for the year ended December 31, 2007

F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Year Ended December 31, 2005, for the predecessor period January 1, 2006 to July 1, 2006, for the successor period July 1, 2006 to December  31, 2006 and for the year ended December 31, 2007

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

By:	/s/ DAVID MCGLADE
David McGlade Chairman, Chief Executive Officer and Director

Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MCGLADE David McGlade	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2008

/S/ JEFFREY FREIMARK Jeffrey Freimark	Chief Financial Officer and Director (Principal Financial Officer)	March 20, 2008

/s/ ANITA BEIER Anita Beier	Controller and Director (Principal Accounting Officer)	March 20, 2008

/S/ PHILLIP SPECTOR Phillip Spector	General Counsel and Director	March 20, 2008

/s/ STEPHEN SPENGLER Stephen Spengler	Executive Vice President, Sales & Marketing and Director	March 20, 2008

/s/ LINDA KOKAL Linda Kokal	Treasurer and Director	March 20, 2008

/s/ PATRICIA CASEY Patricia Casey	Deputy General Counsel, Secretary and Director	March 20, 2008

Intelsat Corporation

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2007	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2005, for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December  31, 2006 (Successor Entity) and for the Year Ended December 31, 2007

F-5

Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2005, for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December 31, 2006 (Successor Entity) and for the Year Ended December 31, 2007

F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2005, for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December  31, 2006 (Successor Entity) and for the Year Ended December 31, 2007

F-7

Notes to Consolidated Financial Statements	F-8

Schedule II—Valuation and Qualifying Accounts for the Year Ended December 31, 2005, for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), for the Period July 1, 2006 to December  31, 2006 (Successor Entity) and for the Year Ended December 31, 2007

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

Intelsat Corporation

We have audited the accompanying consolidated balance sheets of Intelsat Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007, for the period January 1, 2006 to July 1, 2006 (predecessor entity), and for the period July 1, 2006 to December 31, 2006 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2007.

/s/ KPMG LLP

McLean, Virginia

March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Intelsat Corporation

We have audited the accompanying consolidated statements of operations, changes in shareholder’s equity and comprehensive income, and cash flows of Intelsat Corporation (formerly PanAmSat Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2005. Our audit also included the 2005 information included in the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Intelsat Corporation and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 information included in such financial statement schedule, when considered in relation to the basic 2005 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

Stamford, Connecticut

March 10, 2006

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2006	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$142,021	$81,773
Receivables, net of allowance of $5,506 in 2006 and $9,806 in 2007	65,195	64,640
Due from affiliates	62,698	—
Deferred income taxes	28,520	32,877
Tax indemnification receivable	34,009	—
Prepaid expenses and other current assets	14,024	26,407

Total current assets	346,467	205,697
Satellites and other property and equipment, net	1,828,710	1,918,002
Goodwill	3,742,674	3,734,649
Non-amortizable intangible assets	1,116,600	1,116,600
Amortizable intangible assets, net	320,013	267,640
Deferred charges and other assets, net	140,920	186,520

Total assets	$7,495,384	$7,429,108

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,986	$59,412
Taxes payable	45,964	611
Due to affiliates	—	25,283
Employee related liabilities	54,566	38,818
Customer advances for satellite construction	41,543	30,610
Accrued interest payable	71,821	45,150
Current portion of long-term debt	53,133	60,840
Deferred satellite performance incentives	14,912	20,568
Deferred gains and revenue	22,550	29,498

Total current liabilities	370,475	310,790
Long-term debt, net of current portion	3,448,192	3,386,402
Deferred satellite performance incentives, net of current portion	99,427	100,013
Deferred revenue, net of current portion	16,789	19,216
Deferred income taxes	508,618	515,806
Accrued retirement benefits	31,759	17,492
Deferred credits and other	111,347	135,864
Commitments and contingencies (see Notes 14 and 15)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2006 and December 31, 2007	—	—
Paid-in capital	2,908,666	2,902,753
Retained earnings	—	34,964
Accumulated other comprehensive income	111	5,808

Total shareholder’s equity	2,908,777	2,943,525

Total liabilities and shareholder’s equity	$7,495,384	$7,429,108

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2005	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
Revenue:
Transponder services, satellite-related services and other	$847,149	$436,864	$419,694	$825,187
Revenue from affiliates	—	—	102,653	215,010
Outright sales and sales-type leases	13,854	5,895	—	—

Total revenue	861,003	442,759	522,347	1,040,197

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	143,870	70,977	91,120	148,026
Cost of outright sales and sales-type leases	(4,303)	(1,943)	—	—
Costs from affiliates	—	—	31,711	74,104
Selling, general and administrative	74,969	38,604	71,442	123,839
Depreciation and amortization	276,925	138,655	145,329	302,232
Prior Sponsor management fees	10,444	—	—	—
Restructuring and transaction costs	4,294	145,186	9,327	8,776
Loss on termination of sales-type lease	2,307	—	—	—
(Gain) loss on undesignated interest rate swap	(6,611)	(23,140)	11,731	11,699

Total operating expenses	501,895	368,339	360,660	668,676

Income from operations	359,108	74,420	161,687	371,521
Interest expense, net	261,383	107,601	143,514	257,459
Other income (expense), net	—	(2,108)	2,031	3,795

Income (loss) before income taxes	97,725	(35,289)	20,204	117,857
Provision for income taxes	2,105	8,007	6,112	20,822

Net income (loss)	$95,620	$(43,296)	$14,092	$97,035

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other Shareholder’s Equity	Total Shareholder’s Equity (Deficit)	Total Comprehensive Income (Loss)
	Shares	Amount
Predecessor entity
Balance, December 31, 2004	548	$—	$129,819	$570,136	$1,222	$(3,418)	$697,759
Net income	—	—	—	95,620	—	—	95,620	$95,620
Additional investment from parent with proceeds from initial public offering	—	—	658,350	—	—	—	658,350
Unrealized loss on interest rate hedge	—	—	—	—	(1,438)	—	(1,438)	(1,438)
Foreign currency translation adjustment	—	—	—	—	119	—	119	119
Deferred compensation reclass—deferred stock units	—	—	1,535	—	—	—	1,535
Tax basis step-up and tax indemnification	—	—	13,841	—	—	—	13,841
Dividends to shareholder	—	—	—	(153,256)	—	—	(153,256)

Total comprehensive income								$94,301

Balance, December 31, 2005	548	—	803,545	512,500	(97)	(3,418)	1,312,530

Net loss for period January 1, 2006 to July 1, 2006	—	—	—	(43,296)	—	—	(43,296)	$(43,296)
Dividends to shareholder	—	—	—	(135,016)	—	—	(135,016)
Foreign currency translation adjustment	—	—	—	—	621	—	621	621
Amortization of unrealized gain on interest rate hedge	—	—	—	—	158	—	158	158
Cashing out of stock options and deferred stock units	—	—	92,178	—	—	—	92,178

Total comprehensive loss								$(42,517)

Balance, July 1, 2006 (prior to Intelsat Acquisition Transactions)	548	—	895,723	334,188	682	(3,418)	1,227,175

Intelsat Acquisition Transactions and adjustments	—	—	2,631,473	(334,188)	(682)	3,418	2,300,021

Successor entity
Balance, July 1, 2006	548	—	3,527,196	—	—	—	3,527,196
Net income for period July 1, 2006 to December 31, 2006	—	—	—	14,092	—	—	14,092	$14,092
Dividends to shareholder	—	—	(603,780)	(14,092)	—	—	(617,872)
Share-based compensation	—	—	11	—	—	—	11
Distributions to parent related to employee transfer	—	—	(14,761)	—	—	—	(14,761)
Other comprehensive income	—	—	—	—	111	—	111	111

Total comprehensive income								$14,203

Balance, December 31, 2006	548	—	2,908,666	—	111	—	2,908,777

Cumulative effect of adoption of FIN 48	—	—	—	3,253	—	—	3,253
Net income	—	—	—	97,035	—	—	97,035	$97,035
Dividends to shareholder	—	—	—	(65,324)	—	—	(65,324)
Distributions to parent related to employee transfer	—	—	(7,295)	—	—	—	(7,295)
Other equity adjustment	—	—	1,074	—	—	—	1,074
Minimum pension liability, net of tax of ($1.1) million	—	—	—	—	(1,870)	—	(1,870)	(1,870)
Adjustment to initially apply SFAS 158, net of tax of $4.2 million	—	—	—	—	7,512	—	7,512
Share-based compensation	—	—	308	—	—	—	308
Other comprehensive income	—	—	—	—	55	—	55	55

Total comprehensive income								$95,220

Balance, December 31, 2007	548	$—	$2,902,753	$34,964	$5,808	$—	$2,943,525

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2005	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
Cash flows from operating activities:
Net income (loss)	$95,620	$(43,296)	$14,092	$97,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	276,925	138,655	145,329	302,232
Provision for doubtful accounts	(2,724)	(1,903)	1,846	6,560
Deferred income taxes	(3,322)	5,860	7,514	17,299
Loss on disposal of assets	—	3,316	—	265
Share-based compensation expense	—	—	11	308
Amortization of bond discount and issuance costs	19,565	10,741	4,692	3,377
Loss on early extinguishment of debt	24,161	—	—	—
(Gain) loss on undesignated interest rate swap	(6,611)	(20,647)	16,778	21,596
Restructuring and transaction costs	4,294	93,715	—	—
Reversal of sales-type lease liabilities	(4,303)	(1,943)	—	—
Loss on termination of sales-type lease	2,307	—	—	—
Other non-cash items	(1,919)	(377)	71	2,036
Changes in operating assets and liabilities, net of effects of acquisitions:
Collections on investments in sales-type leases	26,497	8,761	—	—
Receivables	2,214	(20,722)	5,035	(5,651)
Tax indemnification receivable	2,342	248	224	—
Prepaid expenses and other assets	(250)	2,087	11,648	(8,296)
Accounts payable and accrued liabilities	(7,300)	43,075	2,982	(28,645)
Income taxes payable	(6,056)	685	1,856	181
Employee related liabilities	101	11,392	21,193	(15,748)
Due to/from affiliates	(1,051)	896	(51,392)	111,256
Accrued retirement benefits	—	—	(6,011)	(5,489)
Other long-term liabilities	(4,467)	8,340	(21,329)	(16,140)
Deferred gains and revenue	(2,104)	11,505	(6,467)	7,614

Net cash provided by operating activities	413,919	250,388	148,072	489,790

Cash flows from investing activities:
Capital expenditures	(203,183)	(129,265)	(53,521)	(378,607)
Proceeds from sale of teleport	3,161	—	—	—
Other investing activities	—	1,796	1,394	2,624
Acquisitions, net of cash acquired	(42,511)	(5,543)	56,549	—

Net cash provided by (used in) investing activities	(242,533)	(133,012)	4,422	(375,983)

Cash flows from financing activities:
Issuance of new debt	—	—	575,000	—
Capital contribution by parent	658,350	—	—	—
Repayments of long-term debt	(676,000)	(8,300)	(180)	(53,132)
New debt issuance costs	(598)	—	(28,602)	(2,172)
Dividends to shareholder	(101,792)	(186,481)	(617,872)	(65,324)
Funding of capital expenditures by customer	47,375	30,172	856	—
Repayments of funding of capital expenditures by customer	—	—	(6,260)	(41,282)
Principal payments on deferred satellite performance incentives	(12,429)	(5,683)	(6,430)	(13,468)

Net cash used in financing activities	(85,094)	(170,292)	(83,488)	(175,378)

Effect of exchange rate changes on cash and cash equivalents	1,046	27	(41)	1,323

Net change in cash and cash equivalents	87,338	(52,889)	68,965	(60,248)
Cash and cash equivalents, beginning of period	38,607	125,945	73,056	142,021

Cash and cash equivalents, end of period	$125,945	$73,056	$142,021	$81,773

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$229,574	$99,496	$102,777	$269,909
Income taxes paid (received), net	$8,599	$(1,766)	$2,189	$8,401

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,567	$10,805	$31,767	$12,083

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts and where otherwise noted)

Note 1    Background of Company and Basis of Presentation

Intelsat Corporation (the “Company” or “Intelsat Corp”), formerly known as PanAmSat Corporation, is a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 26 satellites currently in-orbit. The Company provides transponder capacity to customers on Company-owned and operated satellites, and delivers third-party entertainment and information to cable television systems, television broadcasters, direct-to-home, or DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. The Company also provides satellite services and related technical support for live transmissions for news and special events coverage. In addition, the Company provides satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone. In addition, the Company provides various satellite-related consulting and technical services to third parties. The Company is a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), which in turn is an indirect wholly-owned subsidiary of Intelsat, Ltd.

With 26 satellites currently in orbit, including two backup satellites, the Company, together with Intelsat Ltd., has one of the world’s largest commercial geostationary earth orbit satellite networks. Intelsat Corp is one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. The Company has seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating its fleet and transmission and other services for its customers and also provides such services outside of the United States to support the remainder of its worldwide satellite fleet.

On February 4, 2008, Serafina Acquisition Limited, referred to as Serafina, completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd. (“Intelsat Holdings”) for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition. See Note 20—Subsequent Events.

These consolidated financial statements reflect the financial statements of Intelsat Corp and its subsidiaries on a consolidated basis. The consolidated financial statements presented for the years ended December 31, 2005 and the period January 1, 2006 to July 1, 2006 represent the “predecessor” entity. The consolidated financial statements for the period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007 represent the “successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entity are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity.

As a result of the Intelsat Acquisition Transactions (as defined below), certain of the Company’s accounting policies were changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on the Company’s consolidated financial statements. However, the change in the Company’s accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting polices as service contracts did have, and is expected to have, a significant impact on the Company’s consolidated financial statements.

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, the parent company of Intelsat Ltd., completed the acquisition of PanAmSat Holding Corporation, pursuant to a merger agreement dated as of August 28, 2005, by and among Intelsat Bermuda,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, and PanAmSat Holding Corporation (the “Intelsat Merger Agreement”). Pursuant to the Intelsat Merger Agreement, Proton Acquisition Corporation merged with and into PanAmSat Holding Corporation, with PanAmSat Holding Corporation surviving the merger (the “Intelsat Merger”). On July 3, 2006, following the completion of the Intelsat Merger, PanAmSat Holding Corporation was renamed “Intelsat Holding Corporation” and PanAmSat Corporation was renamed “Intelsat Corporation” Upon completion of the Intelsat Merger, PanAmSat Holdco became a wholly-owned subsidiary of Intelsat Bermuda.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to the Company pursuant to an employee transfer agreement. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by Intelsat Corp and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the Intelsat entities, including PanAmSat Holdco and the Company, have entered into a master inter-company services agreement (the “MISA”).

The employee transfer and the effects of the MISA have had, and are expected to have, a significant impact on the Company’s consolidated financial statements.

Although the effective date of the Intelsat Merger and the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for acquisition transactions costs which are recorded within the predecessor period of January 1, 2006 to July 1, 2006. See Note 3—Acquisitions.

Note 2    Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Intelsat Corp and its wholly-owned subsidiaries. Investments where the Company exercises significant influence but does not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the interest rate swap, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

(c) Revenue Recognition

The Company earns revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to customers. The Company enters into contracts with customers to provide satellite

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

transponders and transponder capacity and, in certain cases, earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. The Company’s revenue recognition policies by product or service offering are as follows:

Satellite Utilization Charges—The Company generally recognizes revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized ratably as the services are performed. The Company has certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. Except for certain deposits, the Company is not obligated to refund satellite utilization payments previously made.

Satellite-Related Consulting and Technical Services—Revenues earned from the provision of consulting services by employee specialists is typically recognized on a monthly basis as those services are performed. Consulting services, which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

Tracking, Telemetry and Control (“TT&C”)—The Company earns TT&C services revenue from providing operational services to other satellite owners and from certain customers on the Company’s satellites. The TT&C services performed for other satellite operators are performed by the Company’s consulting/technical services group. TT&C agreements entered into in connection with the Company’s satellite utilization contracts are typically for the period of the related service agreement. The Company also earns revenue for TT&C services in relation to its satellite utilization agreements with customers. Fees for such services are either included in the customers’ utilization charges or billed separately.

In-Orbit Backup Services and Equipment Sales—The Company provides back-up transponder capacity that is held on reserve for certain customers on agreed upon terms. The Company recognizes revenues for in-orbit protection services ratably over the term of the related agreement. The Company also records revenue related to equipment sales, which represents equipment purchased, constructed or developed on behalf of its customers. The Company recognizes revenue related to these equipment sales upon transfer to the customer of title to the equipment.

Revenue Share Arrangements—The Company recognizes revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), depending on the nature of the specific contractual relationship.

Construction Program Management—Construction program management arrangements that extend beyond one year are accounted for consistent with the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The Company generally records long-term, fixed price, development and production contracts utilizing the percentage of completion method as the basis to measure progress towards completion of the contract and for recognizing revenues. Progress towards contract completion is measured when achieving performance milestones or using the cost-to-cost method.

The Company may sell these services individually or in some combination to its customers. When these products and services are sold together, the Company accounts for the multiple elements under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaboration that includes multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The Company recognizes revenue for delivered elements having stand-alone value when the Company has objective and reliable evidence of fair value for each undelivered element. When the Company determines that the delivered element does not have stand-alone value, or when the fair value cannot be reasonably estimated for the undelivered element, the revenue is deferred and recognized over the period the services are performed, or until fair value can objectively be determined for any undelivered elements.

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(e) Receivables and Concentration of Credit Risk

The Company provides satellite services and extends credit to numerous customers in the satellite communication, telecommunications and video markets. To the extent that the credit quality of customers deteriorates, the Company may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate customer collateral and allowances to cover its exposure.

The Company’s allowance for doubtful accounts is determined through an evaluation of the aging of its accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When the Company has determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, the Company defers recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received. If the Company’s estimate of the likelihood of collection differs from actual results, the Company may experience lower revenue or an increase in its provision for doubtful accounts.

(f) Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). All investments have been classified as available-for-sale securities as of December 31, 2006 and December 31, 2007, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s equity. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within the Company’s consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(g) Satellites and Other Property and Equipment

Satellites and other property and equipment are stated at historical cost, or in the case of certain satellites acquired, the fair value at the date of acquisition, and consist primarily of the costs of satellite construction and launch, including launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction, and interest costs incurred during the period of satellite construction.

Satellite construction and launch services are generally procured under long-term contracts that provide for payments over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion. Capitalizing these costs typically coincides with contract milestone payment schedules. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service. Satellites and other property and equipment are depreciated on a straight-line basis over the following estimated useful lives:

Years
Satellites and related costs	11-17
Ground segment equipment and software	2-15
Furniture, equipment, computer hardware and software	2-12
Leasehold improvements	2-12
Buildings	40

(h) Other Assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term receivables and other miscellaneous deferred charges and long-term assets. Investments that represent less than a 20% ownership interest are generally accounted for under the cost method and are carried at the lower of cost or market. Debt issuance costs, which represent costs incurred by the Company to secure debt financing, are amortized to interest expense using the effective interest method over the life of the related indebtedness.

(i) Business Combinations

The Company accounts for business combinations in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS 141”), whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to business combinations involves estimates and judgments by the Company’s management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”). These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, the Company considers the following generally accepted valuation approaches: the cost approach, income approach, and market approach. The Company’s estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(j) Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. The Company has determined that it has one reporting unit, the enterprise level, under the criteria set forth by SFAS 142. Identifiable intangible assets with estimable useful lives are amortized on a straight-line basis over their estimated useful lives. The Company performs an assessment of goodwill and non-amortizable intangible assets on an annual basis during the fourth quarter.

(k) Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and acquired intangible assets with estimatable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is determined by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The provision for income taxes is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statements and the income tax bases of assets and liabilities and net operating income and credit carryforwards, using the enacted marginal tax rate.

The Company is subject to income taxes in both the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of the Company’s tax provision and the resultant tax liabilities and in the recoverability of the deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of its financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. The Company evaluates the recoverability of its deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company evaluates its tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, the Company measures the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(m) Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value of marketable securities and long-term debt is based on available market prices. The Company estimates the fair value of its derivative instruments using available market information and appropriate valuation methodologies, including broker quotes.

(n) Debt Financing Costs

The Company amortizes debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(o) Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, the Company does not believe that it is exposed to material currency exchange risk. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized. Contracts with customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions. Transaction gains and losses were insignificant during the periods presented.

(p) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income (loss) for the periods presented included the Company’s net income (loss), unrealized loss on interest rate hedge, foreign currency translation adjustments, amortization of unrealized gain on interest rate hedge and minimum pension liability adjustments.

(q) Share-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The Company also adopted the fair value recognition provisions

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) on January 1, 2003, for all employee awards granted on or after January 1, 2003, pursuant to SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). As such, the Company recorded compensation expense for employee stock options granted after December 31, 2002, but not in relation to previous awards granted. Awards granted prior to January 1, 2003 were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R now requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS 123R as required on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements.

(r) Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. The Company is contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, the Company accounts for these payments as deferred financing. The Company capitalizes the present value of these payments as part of the cost of the satellites and records a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is accreted upward based on the passage of time and reduced as the payments are made.

(s) Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. During the fourth quarter 2007, in connection with the Company’s implementation of a new financial reporting system which will be placed in service during 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a companywide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity, i.e., sales center, teleport or operational, or administrative. The reclassification did not impact previously reported revenue, total operating expenses, income from operations or net income (loss).

(t) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

nonfinancial assets and nonfinancial liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. The Company does not expect the adoption of SFAS 157 to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income, net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its pension and postretirement benefit plans. As more fully described in Note 5, the Company adopted the recognition provisions of SFAS 158 effective December 31, 2007, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. The Company plans to adopt the measurement provisions of SFAS 158 utilizing the 15 month model for the transition. Accordingly, the Company will use its valuation at September 30, 2007 to project 15 months of net periodic benefit cost and will recognize 3/15ths of the cost as an adjustment to retained earnings in 2008. Changes in fair value of plan assets and benefit obligation arising during 2008 will be recognized in accumulated other comprehensive income beginning in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R is to be applied prospectively, with early adoption prohibited. The Company will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive adoption. The Company is currently evaluating the requirements of SFAS 160, and the impact, if any, on its consolidated financial statements.

Note 3    Acquisitions

(a) Acquisition by New Sponsors

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P, MDP Global Investors Limited and Permira Advisers LLC (collectively referred to as the “Former Sponsors”), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings a portion of equity interests in Intelsat Holdings not purchased by Serafina in exchange for equity interests in Serafina Holdings.

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion Senior Unsecured Bridge Loan Credit Agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties, and a $2.15 billion Senior Unsecured PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties.

Following a series of transactions, Intelsat Bermuda assumed all of Serafina’s rights and obligations under the Bridge Loan Credit Agreements. See Note 20—Subsequent Events.

(b) Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to the Intelsat Merger Agreement for approximately $3.2 billion in cash consideration. The merger in accordance with the Intelsat Merger Agreement (the “Intelsat Merger Transaction”) and related transactions were funded through the incurrence of debt issued by Intelsat Bermuda, $575.0 million in aggregate principal amount of 9% Senior Notes due 2016 issued by the Company, referred to as the Corp 2016 Senior Notes, and cash on hand at the Company, Intelsat Bermuda and its subsidiaries. On July 3, 2006, the Company also amended its senior secured credit facility (the “Amended and Restated Credit Agreement”), which included revised terms for the revolving credit facility and term loans. The Amended and Restated Credit Agreement renewed and extended the credit facilities provided under the Amended and Restated Credit Agreement dated as of August 20, 2004, provided a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.6 billion Tranche B-2 Term Loan with a seven and one-half year maturity, and a $250.0 million revolving credit facility with a six-year maturity. These transactions and the Intelsat Merger Transaction are referred to collectively as the Intelsat Acquisition Transactions.

Following completion of the Intelsat Merger Transaction, Intelsat General Corporation (“IGen”), a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), a former subsidiary of the Company which comprised its government services business, for cash consideration of $73.0 million. The financial results for the period January 1, 2006 to July 1, 2006, include operating results from G2 Satellite Solutions, while the results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of IGSC were transferred to the Company on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of the Company’s indirect parent, Intelsat Holdings, entered into a master intercompany services agreement (the “MISA”), pursuant to which these entities provide services to each other. In each case, services are provided on terms that the Company believes are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. Although the effective date of the Intelsat Merger Transaction and the Intelsat Acquisition Transactions was

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, the Company has accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for restructuring and transactions costs, which are recorded within the predecessor period of January 1, 2006 to July 1, 2006.

Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corporation were renamed as Intelsat Holding Corporation and Intelsat Corporation, respectively.

An allocation of the purchase price for the Intelsat Merger Transaction was performed using information available at that time and was based on estimates of fair values of the assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. Determining fair values required Intelsat Corp to make significant estimates and assumptions. In order to develop estimates of fair values, Intelsat Corp considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Intelsat Corp’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While Intelsat Corp believes that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2007.

The value of the assets acquired and liabilities assumed in the Intelsat Merger Transaction are based on a purchase price which was calculated as follows:

Cash paid	$3,168,201
Transaction costs	87,106

Preliminary purchase price	3,255,307
Net liabilities of PanAmSat Holdco	272,963

Net equity acquired	$3,528,270

The Intelsat Acquisition Transactions included the purchase of the assets and liabilities of PanAmSat Holdco and the issuance of the Corp 2016 Senior Notes. PanAmSat Holdco had net liabilities of $247.6 million prior to the Intelsat Merger Transaction. Fair market valuation adjustments of $25.4 million increased the net liability to $273.0 million, which reduced the purchase price of consolidated PanAmSat Holdco. The purchase price allocation to the assets and liabilities of the Company was as follows:

Fair Value of Net Assets Acquired
Current assets acquired	$235,138
Satellites and other property and equipment	1,861,829
Intangible assets	1,473,800
Goodwill	3,789,079
Deferred charges and other assets	84,428
Assumed debt	(2,927,337)
Current liabilities less current portion of debt	(313,554)
Deferred tax liability	(486,355)
Other liabilities	(188,758)

Total	$3,528,270

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

A reconciliation of the purchase price adjustments recorded in connection with the Intelsat Acquisition Transactions is presented below.

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of July 1, 2006		As of July 1, 2006
ASSETS
Current assets	$246,527	$(11,389)	$235,138
Satellites and other property, plant and equipment, net	1,946,616	(84,787)	1,861,829
Net investment in sales-type leases	62,150	(62,150)	—
Intangible assets	2,622	1,471,178	1,473,800
Goodwill	2,244,131	1,544,948	3,789,079
Deferred charges and other assets, net	292,274	(207,846)	84,428

Total assets	$4,794,320	$2,649,954	$7,444,274

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$16,717	$22,350	$39,067
Other current liabilities	321,178	(7,624)	313,554

Total current liabilities	337,895	14,726	352,621
Long-term debt, net of current portion	2,907,248	(18,978)	2,888,270
Other non-current liabilities	296,649	(107,891)	188,758
Deferred income taxes	25,353	461,002	486,355

Total liabilities	3,567,145	348,859	3,916,004
Total shareholder’s equity	1,227,175	2,301,095	3,528,270

Total liabilities and shareholder’s equity	$4,794,320	$2,649,954	$7,444,274

The Intelsat Acquisition Transactions included the payment of a substantial portion of the cash purchase price paid to the PanAmSat Holdco shareholders by PanAmSat Holdco and PanAmSat Corp. Of the approximately $3.2 billion cash purchase price, PanAmSat Holdco paid $975.0 million from proceeds received from debt issued to it by Intelsat Bermuda. None of the goodwill which arose in connection with the Intelsat Acquisition Transactions is deductible for tax purposes.

As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases was changed to conform to the accounting policies of Intelsat, Ltd., the indirect parent of the Company. Revenue at the inception of a sales-type lease was previously recognized at the net present value of the future minimum lease payments. As cash payments from lessees were received during the life of a sales-type lease, the Company recognized as revenue the portion of each periodic lease payment deemed attributable to interest income. No new sales-type leases were entered into after 2001. As a result of the change to conform accounting policies, contracts previously considered sales-type leases are now recognized as service contracts. Under this accounting policy, revenue is recognized ratably over the term of the agreement.

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

(c) Europe*Star Acquisition

On August 31, 2005, the Company acquired multiple European orbital slots, as well as a satellite with European, Middle Eastern, African and Asian coverage, from Alcatel, a French communications company, for a purchase price of approximately $60.2 million plus liabilities and costs incurred in relation to the acquisition of approximately $13.7 million, including $9.0 million of contingent performance payments due to Alcatel in addition to the purchase price. Through December 31, 2007, the Company has paid $62.7 million of the aggregate purchase price which included transaction costs of $2.5 million. The satellite acquired, formerly known as Europe*Star 1, now renamed IS-12, is capable of providing a broad range of enhanced services to European customers for program distribution, broadcast contribution and enterprise networking. The agreement provides for future performance payment installments plus related interest contingent on the future performance of the satellite.

(d) PanAmSat Holdco’s Initial Public Offering

On March 22, 2005, PanAmSat Holdco consummated an initial public offering of 50 million shares of its common stock at $18.00 per share and used a portion of the net proceeds to make a capital contribution to the Company of approximately $658.4 million. The Company used this capital contribution to repay approximately $265.0 million of the borrowings under the Company’s Term Loan A Facility and on April 1, 2005, the Company redeemed $353.5 million, or 35%, of its Corp 2014 Senior Notes, and paid a redemption premium of $31.8 million to holders of those notes. The Company also repaid an additional $25.0 million of the Term Loan A Facility with cash on hand on March 22, 2005.

Note 4    Share-Based Compensation

(a) 1997 Stock Incentive Plan and 2004 Stock Option Plan

Prior to consummation of the Intelsat Acquisition Transactions, the Company had two share-based employee compensation plans: the PanAmSat Corp Long-Term Stock Incentive Plan (the “1997 Stock Plan”) which provided for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors; and the 2004 Stock Option Plan for Key Employees of PanAmSat Corp (the “2004 Stock Plan)” which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with it or its subsidiaries.

No new awards were made under the 1997 Stock Plan or the 2004 Stock Plan during the predecessor period January 1, 2006 to July 1, 2006 and these plans were terminated in connection with the completion of the Intelsat Acquisition Transactions. On July 3, 2006, 762,372 options related to the 1997 Stock Plan and 4,139,415 options

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

related to the 2004 Stock Plan were settled for cash. Certain senior executives who were offered, and accepted, employment with Intelsat Ltd. or one of its subsidiaries after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their 2004 Stock Plan stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 PanAmSat Holdco options granted to these individuals under the 2004 Stock Plan were rolled over into share-based compensation arrangements relating to common shares of Intelsat Holdings. As part of the Intelsat Acquisition Transactions, these executives received share-based compensation arrangements to purchase 16,055 shares in Intelsat Holdings.

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

The Company has determined that the fair value of a restricted share is limited to $2.15 unless it is probable that an employee will be terminated without cause. The Company is recording compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s indirect parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares are reflected as capital contributions in the Company’s consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants are classified as a liability of the Company’s indirect parent, Intelsat Holdings. No expense was recorded during the predecessor period January 1, 2006 to July 1, 2006. As a result of the transfer of certain IGSC employees to Intelsat Corp following the completion of the Intelsat Acquisition Transactions, the Company recognized compensation expense of $11 thousand during the successor period July 1 to December 31, 2006 and $20 thousand for the year ended December 31, 2007. No compensation expense has been recorded for performance vesting shares as of December 31, 2007 since it was not probable that the performance criteria would be met.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Employees were granted 107,139 restricted shares, of which 15,178 shares were fully vested prior to the employee transfer. A summary of the status of Intelsat Holdings’ non-vested shares as of December 31, 2007, and the changes during the successor period from July 1, 2006 to December 31, 2006 and for the year ended December 31, 2007, is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted shares
Non-vested restricted shares outstanding as of July 1, 2006 (the date of employee transfer)	91,961	$2.15
Restricted shares forfeited and repurchased at par value	(3,241)	$2.15
Vested	(5,313)	$2.15

Total non-vested restricted shares at December 31, 2006	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(9,127)	$2.15
Vested	(9,169)	$2.15

Total non-vested restricted shares at December 31, 2007	65,111	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 25 months and the restricted performance shares would, unless otherwise forfeited or repurchased, remain outstanding until January 28, 2013, at which time they would have been forfeited if the performance criteria have not been met. See Note 20—Subsequent Events for additional discussion of performance vesting shares.

Upon consummation of the New Sponsors Acquisition Transactions, as defined below, on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company expects to record compensation expense in 2008 of approximately $31.1 million. See Note 3(a)—Acquisitions—Acquisition by New Sponsors.

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

Any common shares held by employees as a result of the exercise of SCAs may be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs may be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs may be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable the Company to recover the shares without transferring any appreciation in value if the employee terminates voluntarily, for accounting purposes, the SCAs are not deemed to be granted under SFAS 123R. The repurchase features provide that if an employee is terminated without cause or upon death or disability, Intelsat Holdings has the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the New Sponsors Acquisition Transactions if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price. In connection with the vesting and cancellation of these awards, the Company expects to record expense of approximately $31.1 million in 2008. See Note 3(a)—Acquisitions—Acquisition by New Sponsors.

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. Payments of account balances to participants of the plans in the aggregate amount of approximately $6.2 million were paid during the year ended December 31, 2007. There was no remaining liability under either plan as of December 31, 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, Intelsat Corp assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest is payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. The Company records compensation expense over the remaining vesting period following the conversion to deferred compensation. The Company recorded compensation expense of $1.6 million and $1.2 million for the successor period ended December 31, 2006 and 2007, respectively. As of December 31, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

Note 5    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

Following the completion of the Intelsat Merger, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat Medical Plans liability for IGSC’s retiree medical benefits would transfer to Intelsat Corp for all active participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Furthermore, IGSC would reimburse Intelsat Corp for a fraction of the future cash contributions required, if any. See Note 3—Acquisitions.

IGSC was not required to make any additional contributions in 2006 to the defined benefit retirement plan. The Company does not currently expect that it will be required to make any such contributions during 2007. Furthermore, the Company does not expect to make any contributions to its postretirement health insurance plan, which is an unfunded plan.

Adoption of SFAS 158—On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statements of operations for the year ended December 31, 2007, or for any prior year presented, and it will not affect the Company’s operating results in future periods. Prior to the adoption of SFAS 158, the Company recorded an additional minimum pension liability during 2007 of approximately $2.9 million pursuant to SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Before Application of SFAS 158.”

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension and other postretirement benefits	$(30,178)	$11,756	$(18,422)
Deferred income taxes	(511,562)	(4,244)	(515,806)
Accumulated other comprehensive income	1,704	(7,512)	(5,808)

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $2.9 million ($1.9 million, net of tax) and unrecognized actuarial gains of $5.9 million ($3.8 million, net of tax). The prior service credits and actuarial gains included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ending December 31, 2008 are $0.5 million ($0.3 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation—Expenses for the Company’s defined benefit pension plan and for postretirement medical benefits that are provided under the Company’s medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

postretirement medical benefits provided by the Company under its medical plan for the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, based on the respective valuation dates of September 30, 2006 and 2007.

	2006		2007
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Change in projected benefit obligation
Benefit obligation, October 1	$—	$—	$321,719	$7,432
Transfer from parent company	342,378	10,739	—	—
Service cost	2,039	614	3,236	953
Interest cost	9,372	265	17,758	418
Employee contributions	—	—	—	2
Benefits paid	(29,481)	—	(27,567)	(3)
Curtailment	—	—	1,331	(416)
Actuarial (gain) loss	(2,589)	(4,186)	5,416	(115)

Benefit obligation, September 30	$321,719	$7,432	$321,893	$8,271

Change in plan assets
Plan assets at fair value, October 1	$—	$—	$297,816	$—
Transfer from parent company	312,316	—	—	—
Employer contributions	3,886	—	564	1
Employee contributions	—	—	—	2
Actual return on plan assets	11,095	—	40,566	—
Benefits paid	(29,481)	—	(27,567)	(3)

Plan assets at fair value, September 30	$297,816	$—	$311,379	$—

Funded status of the plans
Funded status of the plans	$(23,903)	$(7,432)	$(10,514)	$(8,271)
Unrecognized net (gain) loss	11,429	(6,701)	—	—
Unrecognized prior service cost	(4,028)	—	—	—
Fourth quarter contributions to the plans	181	—	362	1

Accrued benefits costs, December 31	$(16,321)	$(14,133)	$(10,152)	$(8,270)

Accumulated benefit obligation	$309,353		$312,298

Discount rate	5.75%	5.75%	6.27%	6.26%
Expected rate of return on plan assets	8.5%	—%	8.5%	—%
Rate of compensation increase	3.5%	—%	3.5%	—%

Yield curves matching the Company’s benefit obligations were derived from monthly bid-price bond data including corporate bonds and excluding bonds that are callable, make-whole, sinkable and putable as well as those for which the quoted yield-to-maturity is zero. Using this bond universe, regression analysis is used to identify the best-fitting regression curve that links yield-to-maturity providing match to data for both long and short maturities. The resulting regressed coupon yield curve is smoothly continuous along its entire length and represents an unbiased average of the observed market data and takes into account all information for both a single maturity and across all maturities. Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

assets, which are reviewed and updated on an annual basis. The discount rates reflect market rates for high-quality corporate bonds. The Company considers current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, the Company reviews the asset allocations considering plan maturity and develops return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. The Company’s pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The asset allocation of the Company’s pension plan assets as of September 30 was:

	2006	2007
Asset Category
Equity securities	66%	64%
Debt securities	34%	36%

Total	100%	100%

The Company has accrued benefit costs related to its pension benefits of $10.2 million of which $0.7 million is recorded in current liabilities and $9.5 million is recorded in other long-term liabilities, and accrued benefit cost related to its other postretirement benefit of $8.3 million of which $0.2 million was recorded in other current liabilities and $8.1 million was recorded in other long-term liabilities.

Net periodic pension benefits costs include the following components for the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007:

	Period July 1, 2006 to December 31, 2006	Year ended December 31, 2007
Service cost	$2,039	$3,236
Interest cost	9,372	17,758
Expected return on plan assets	(12,295)	(23,558)
Amortization of unrecognized prior service cost	(196)	(391)

Net periodic cost	$(1,080)	$(2,955)
Curtailment gain	—	(735)

Net periodic cost after curtailment	$(1,080)	$(3,690)

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Net periodic other postretirement benefit costs include the following components for the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007:

	Period July 1, 2006 to December 31, 2006	Year ended December 31, 2007
Service cost	$614	$953
Interest cost	265	418
Amortization of net gain	—	(78)
Curtailment gain recognized	—	(80)

Total costs	$879	$1,213

Depending upon actual future health care claims experience, Intelsat Corp’s actual costs may vary significantly from those projected above. As of September 30, 2006 and 2007, the assumed health care cost trend rate was a cost trend rate of 9.5% and 9.0%, respectively. This rate was assumed to decrease gradually to 5.0% by the year 2015 and to remain at that level of annual increase thereafter. Increasing the assumed health care cost trend rate by 1% each year would increase the other postretirement benefits obligation as of September 30, 2007 by $0.2 million. Decreasing this trend rate by 1% each year would reduce the other postretirement benefits obligation as of September 30, 2007 by $0.3 million. A 1% increase or decrease in the assumed health care cost trend rate would have increased or decreased the net periodic other postretirement benefits cost for 2007 by $30 thousand and $50 thousand, respectively. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows:

	Pension Benefits	Other Post- retirement Benefits
2008	$24,313	$237
2009	22,647	289
2010	27,882	359
2011	32,060	431
2012	32,025	534
2013 to 2017	193,745	4,357

Total	$332,672	$6,207

(b) Other Retirement Plans

Intelsat Corp offers two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for its employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP and RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. The Company matches 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, the Company provides a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. The Company recognized compensation expense of $1.9 million for 2005. For the predecessor period January 1, 2006 to July 1, 2006, the Company recognized expense of $1.2 million, for the successor period July 1, 2006 to December 31, 2006,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

$2.5 million of expense was recognized and for the year ended December 31, 2007, the Company recognized expense of $7.8 million. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $1.4 million and $0.1 million as of December 31, 2006 and 2007, respectively. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 6    Receivables

Receivables were comprised of the following:

	As of December 31, 2006	As of December 31, 2007
Service charges:
Billed	$68,842	$67,167
Unbilled	1,859	5,009
Other	—	2,270
Allowance for doubtful accounts	(5,506)	(9,806)

Total	$65,195	$64,640

Unbilled service charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

Note 7    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	As of December 31, 2006	As of December 31, 2007
Satellites and launch vehicles	$1,761,422	$2,066,475
Information systems and ground segment	102,992	132,223
Buildings and other	83,432	83,431

Total cost	1,947,846	2,282,129
Less: accumulated depreciation	(119,136)	(364,127)

Total	$1,828,710	$1,918,002

Satellites and other property and equipment as of December 31, 2006 and 2007 included construction-in-progress of $335.3 million and $287.0 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $25.5 million, $13.0 million, $12.6 million, and $33.3 million were capitalized during the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively.

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

(b) Satellite Health

The Company has identified three types of common anomalies among the satellites in its global fleet, which if they materialize, have the potential for a significant operational impact. These included failure of the on-board Xenon-Ion Propulsion Systems used to maintain orbital position of BSS 601 HP satellites, accelerated solar array degradation in early BSS 702 satellites, and the failure of the on-board spacecraft control processor in BSS 601 satellites.

BSS 601 HP XIPS: The Boeing 601 High Power series (BSS 601 HP) satellite uses a Xenon-Ion Propulsion System (“XIPS”) as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each of which is capable of maintaining the satellite in its orbital position. In the event of a failure of one or both XIPS, a completely independent bi-propellant propulsion system is in place to act a as a backup. Reliance on the backup propulsion system could result in a shorter operating life for the satellite, depending on the amount of bi-propellant fuel remaining. However, XIPS failures do not typically result in a catastrophic loss of the satellite or negatively affect its communications capability. As of December 31, 2007, the Company operates seven BSS 601 HP satellites, three of which have experienced failures of both XIPS: Galaxy 4R, IS-6B, and Galaxy 10R. Both the IS-6B and Galaxy 10R satellites are expected to be replaced in their current locations by the end of 2008. Galaxy 4R has been in inclined orbit since the third quarter of 2006. Of the four remaining BSS 601 HP satellites, IS-5 is still in use but is no longer in primary service. The other three continue to have XIPS available as their primary propulsion system, however no assurance can be given that there will not be further XIPS failures that result in shortened satellite lives.

BSS 702 Solar Arrays: Certain BSS 702 satellites have experienced greater than anticipated degradation due to the design of their solar arrays. These solar arrays power the satellite’s operating systems and transponders, and also recharge the batteries that are used when solar power is unavailable. While a certain amount of predictable solar array degradation is expected, the accelerated degradation in some of the BSS 702 satellites has resulted in shortened operating lives or the need to reduce the usage of their communications payload. As of December 31, 2007 the Company operates three BSS 702 satellites, two of which were affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers on these two satellites has not been affected. Both Galaxy 11 and IS-1R are expected to be replaced in their current locations by the end of 2009 and are also expected to remain functional through the end of their respective design lives. The third BSS 702 satellite, Galaxy 3C, has a substantially different solar array design intended to eliminate the issue and has not experienced any similar degradation problems.

BSS 601 SCP Failures: Certain BSS 601 satellites have experienced primary spacecraft control processor (“SCP”) failures and are operating on their backups. SCPs are used to provide advanced orientation control and fault protection functions, making them a critical component in the operation of the satellites. The Company expects that even a failure of the remaining functioning SCP would not have a material impact on the business or require replacement of a satellite. As of December 31, 2007 the Company operates four BSS 601 satellites and only IS-4 has experienced primary SCP failure. The other three BSS 601 satellites, HGS-3, IS-2, and IS-3, are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. However, the risk of SCP failure appears to decline with age and all three of these satellites have been in continuous operation since at least 1996. Both primary and backup SCPs on HGS-3, IS-2, and IS-3 are monitored regularly and remain fully functional.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Note 8    Investments

The Company has a joint venture with JSAT, a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. Intelsat’s share of results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations. For the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007, the Company recorded income of $0.2 million, $0.1 million, $0.1 million and $0.2 million, respectively. The investment balance of $22.1 million and $19.1 million was included within other assets in the accompanying consolidated balance sheets as of December 31, 2006 and December 31, 2007, respectively.

On August 1, 2005, Intelsat Corp formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite to operate at 74.05 degrees west longitude (“Horizons-2”). The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The Horizons-2 satellite was launched into orbit in December 2007 and entered into service in February 2008. The total future joint investment in Horizons-2 is expected to be approximately $205.4 million, of which each of the joint venture partners is required to fund their 50% share beginning in early 2008. The contribution obligation arises from the estimated future obligation of the Company to fund amounts due under Horizon-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. The Company has therefore recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The Company’s investment is being accounted for using the equity method. As of December 31, 2006 and 2007, the investment balance of $37.3 million and $83.0 million, respectively, is included within deferred charges and other assets and the Company has recorded a liability of $37.3 million and $83.0 million as of December 31, 2006 and 2007, respectively, included within deferred credits and other in the consolidated balance sheets in relation to the future funding of this investment in Horizons-2. The Company also provides certain services to the joint venture and utilizes capacity from the joint venture. See Note 17(b)—Related Party Services.

Note 9    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following:

	As of December 31, 2006	As of December 31, 2007
Goodwill	$3,742,674	$3,734,649
Orbital locations	$1,116,600	$1,116,600

During the year ended December 31, 2007, the Company reduced goodwill by $8.0 million primarily due to adjustments to certain pre-acquisition tax reserves in accordance with EITF 93-7 related to a change in the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

estimated benefit associated with the 2006 extraterritorial income tax regime and changes in pre-acquisition tax reserves as a result of a tax assessment issued by the Indian government. See Note 12—Income Taxes.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	2006			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$205,400	$(20,102)	$185,298	$205,400	$(60,305)	$145,095
Customer relationships	140,800	(6,085)	134,715	140,800	(18,255)	122,545

Total	$346,200	$(26,187)	$320,013	$346,200	$(78,560)	$267,640

Intangible assets are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2007, backlog and other had remaining weighted average useful lives of four years and customer relationships had remaining weighted average useful lives of ten years. The Company recorded amortization expense of $1.0 million, $0.2 million, $26.2 million and $52.4 million for the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006 and for the year ended December 31, 2007, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows:

Year	Amount
2008	$52,585
2009	52,603
2010	51,487
2011	34,600
2012	12,400

During the fourth quarter of each year presented, the Company completed its annual assessment of potential impairment of goodwill and other intangible assets not subject to amortization. No impairment changes were recorded as a result of this annual assessment for impairment.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Note 10    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	As of December 31, 2006		As of December 31, 2007
	(in thousands)
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities, due January 2014	$1,635,100	$1,651,500	$1,618,749	$1,596,491
Senior Secured Credit Facilities, due July 2012	355,910	356,800	320,319	315,915
9% Senior Notes due August 2014	656,320	693,200	656,320	656,320
Unamortized premium on 9% Senior Notes	16,329	—	14,980	—
9% Senior Notes due January 2016	575,000	610,200	575,000	575,000
6 3/8% Senior Notes due January 2008	150,000	150,000	150,000	149,813
Unamortized discount on 6 3/8% Senior Notes	(337)	—	(14)	—
6 7/8% Senior Notes due January 2028	125,000	113,800	125,000	104,375
Unamortized discount on 6 7/8% Senior Notes	(13,187)	—	(13,112)	—
8 1/2% Senior Notes due June 2012	1,190	1,190	—	—

Total long-term debt	3,501,325	$3,576,690	3,447,242	$3,397,914

Less: current portion of long-term debt	53,133		60,840

Total long-term debt, excluding current portion	$3,448,192		$3,386,402

As part of the Intelsat Acquisition Transactions, Intelsat Corp’s pre-acquisition fixed-rate long-term debt was revalued based on quoted market prices, resulting in a net fair value purchase price increase of $3.4 million. This net fair value purchase price increase is being amortized to interest expense over the remaining term of the notes. The amortization of the net fair value purchase price increase for the period July 1, 2006 through December 31, 2006 and the year ended December 31, 2007 reduced interest expense by $0.6 million and $1.0 million, respectively.

Senior secured credit facility

On July 3, 2006, in connection with the Intelsat Acquisition Transactions, Intelsat Corp amended and restated its Senior Secured Credit Agreement. Intelsat Corp’s Senior Secured Credit Agreement consists of:

•	a $355.9 million senior secured Term Loan A-3 Facility with a six-year maturity;

•	a $1,635.1 million senior secured Term Loan B-2 Facility with a seven and one half-year maturity; and

•	a $250.0 million senior secured revolving credit facility with a six-year maturity.

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, a portion of the revolving credit facility is available for swing line loans. Both the face amount of any outstanding letters of credit and any swing line loans will reduce availability under the revolving credit facility on a dollar for dollar basis. No amounts were outstanding under the revolving credit facility as of December 31, 2007; however, $2.1 million in letters of credit were issued and outstanding under the facility.

Following an amendment on January 19, 2007, interest rates for the term loan portions of the Amended and Restated Credit Agreement range, at the option of Intelsat Corp, (i) from LIBOR plus 1.75% to LIBOR plus

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

2.00% or (ii) the Above Bank Rate (“ABR”), which is the rate for any date, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1.00%) equal to the greater of (a) the prime rate in effect on such day or (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%, as defined in the Amended and Restated Credit Agreement, plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Amended and Restated Credit Agreement range, at the option of Intelsat Corp, (i) from LIBOR plus 2.125% to LIBOR plus 2.875% or (ii) the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Amended and Restated Credit Agreement, as amended. At December 31, 2007, the interest rates for both the Term Loan A-3 facility and the Term Loan B-2 facility were 7.225%.

Intelsat Corp is required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Certain of the collateral pledged to secure Intelsat Corp’s obligations under its senior secured credit facility is shared with the holders of Intelsat Corp’s $150.0 million 6 3/8% Senior Secured Notes due 2008 and $125.0 million 6 7/8% Senior Secured Debentures due 2028.

Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facility and Intelsat Corp’s amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, Intelsat Corp may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The aggregate availability under the two revolving credit facilities was therefore limited to $301.3 million as of December 31, 2007, and the availability under Intelsat Corp’s revolving credit facilities was $247.9 million, subject to the aggregate availability restriction.

The credit agreements governing the Company’s senior secured credit facility and the indentures governing its outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company. The Company’s senior secured credit facility also includes a financial covenant that requires the Company not to exceed a maximum senior secured leverage ratio. In addition, the Company’s senior secured credit facility requires that it uses a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in its business to repay indebtedness under such facilities. The credit agreements governing the Company’s senior secured credit facility and the indentures governing its outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, its ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

9% Senior Notes due 2014

On August 20, 2004, PanAmSat Corp issued $1,010.0 million of 9% Senior Notes due 2014, referred to as the Intelsat Corp 2014 Senior Notes. Interest on these notes is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2005. These notes mature on August 15, 2014.

Prior to August 15, 2009, Intelsat Corp has the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corp may also redeem these notes on or after August 15, 2009 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. On April 1, 2005, PanAmSat Corp redeemed $353.5 million, or

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

35%, of its 9% Senior Notes. If Intelsat Corp makes certain asset sales, Intelsat Corp may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and Special Interest (as defined in the 9% Senior Notes), if any.

As a result of the Intelsat Acquisition Transactions, on August 2, 2006, Intelsat Corp commenced a change of control offer to repurchase the 9% Senior Notes. Upon the expiration of that change of control offer on September 26, 2006, the holders of approximately 0.03% of the outstanding 9% Senior Notes tendered their notes. The 9% Senior Notes not tendered to Intelsat Corp in that change of control offer, or approximately $656.3 million, remain outstanding obligations of Intelsat Corp.

9% Senior Notes due 2016

On July 3, 2006, in connection with the Intelsat Acquisition Transactions, Intelsat Corp issued $575.0 million of its 9% Senior Notes due 2016, referred to as the Intelsat Corp 2016 Senior Notes. On April 5, 2007, Intelsat Corp exchanged all of the unregistered 9% Senior Notes due 2016 for notes registered under the Securities Act.

Interest on these notes is payable semi-annually on June 15 and December 15 of each year, beginning December 15, 2006. These notes mature on June 15, 2016.

Prior to June 15, 2011, Intelsat Corp has the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Intelsat Corp may also redeem these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 104.5%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. In addition, until June 15, 2009, Intelsat Corp may redeem up to 35% of the outstanding notes with the proceeds of certain equity offerings and capital contributions. If Intelsat Corp makes certain asset sales, it may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

6 3/8% Senior Secured Notes due 2008 and 6 7/8% Senior Secured Debentures due 2028

The 6 3/8% Senior Secured Notes due 2008 and 6 7/8% Senior Secured Debentures due 2028, referred to as the Intelsat Corp Senior Debentures, were issued pursuant to an indenture, dated January 16, 1998. The 6 3/8% Senior Secured Notes due 2008 are limited to $150.0 million aggregate principal amount and the 6 7/8% Senior Secured Debentures due 2028 are limited to $125.0 million aggregate principal amount, in each case all of which is presently outstanding. The indenture governing these securities contains limitations on Intelsat Corp’s ability to incur liens and enter into sale and lease-back transactions. These notes and debentures are secured equally and ratably with respect to certain pledged collateral under Intelsat Corp’s senior secured credit facility. The 6 3/8% Senior Secured Notes due 2008 have been classified in long-term debt on the consolidated balance sheet since they have been refinanced on a long-term basis subsequent to December 31, 2007. See Note 20—Subsequent Events.

2012 Senior Notes

Intelsat Corp had approximately $1.2 million aggregate principal amount of its 8 1/2% Senior Notes due 2012, referred to as the Intelsat Corp 2012 Senior Notes, outstanding after completing a tender offer for those bonds. The $1.2 million principal amount outstanding of Intelsat Corp 2012 Senior Notes was redeemed in full on March 16, 2007, and is no longer outstanding.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Required principal repayments of long-term debt, over the next five years and thereafter as of December 31, 2007 are as follows:

Year	Amount
2008	$210,840
2009	87,533
2010	87,533
2011	89,757
2012	76,411
2013 and thereafter	2,893,314

Total	$3,445,388

On January 14, 2008, Intelsat Corp borrowed $150.0 million pursuant to the revolving credit facility portion of its existing senior secured credit facility to repay at maturity on January 15, 2008 the 6 3/8% Senior Secured Notes due 2008. As a result, the 6 3/8% Senior Secured Notes have been classified in long-term debt in the consolidated balance sheet at December 31, 2007 since it has been refinanced on a long-term basis. On January 25, 2008, the Company amended and modified its senior secured credit facility, and on February 4, 2008, in connection with the consummation of the New Sponsors Acquisition Transactions, the Company incurred an additional $150.0 million of aggregate principal amount of Tranche B-2 Term Loans under the Amended and Restated Credit Agreement. The Company used these funds to repay the borrowing from the revolving credit facility. The New Sponsors Acquisition Transactions included changes in the debt guarantor structure and represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain change of control provisions. See Note 20—Subsequent Events.

Note 11    Undesignated Interest Rate Swap

The satellite communications industry is a capital intensive, technology-driven business. The Company is subject to interest rate risk primarily associated with its variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, the Company may enter into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting a portion of its floating-rate debt to a fixed rate.

On March 14, 2005, PanAmSat Corp entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount will be reduced to $625.0 million from March 14, 2008 until expiration on March 14, 2010. This swap was entered into to reduce the variability in cash flow on a portion of the Company’s floating-rate term loans. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest that is subject to scheduled rate increases.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness. From the inception of the interest rate swap agreement through May 24, 2005, the interest rate swap was undesignated. For the quarter ended June 30, 2005, the decrease in the fair value of the interest rate swap of approximately $18.6 million was recorded within loss on undesignated interest rate swap in the Company’s consolidated statement of operations, in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended (“SFAS 133”).

Between May 25, 2005 and June 30, 2005, pursuant to the provisions of SFAS 133, the interest rate swap was designated as a cash flow hedge and deemed effective as determined utilizing the Change in Fair Value Method, and therefore qualified for hedge accounting treatment as a cash flow hedge. In accordance with SFAS 133, changes in the hedged asset or liability representing the effectiveness of the hedge were recorded within comprehensive income (loss) in the Company’s consolidated balance sheet. The ineffective portion of the hedge (approximately $0.6 million) was recorded as an adjustment to interest expense in the consolidated statement of operations for the quarter ended June 30, 2005.

Effective July 1, 2005, the Company discontinued hedge accounting for the above mentioned interest rate swap, as a result of its quarterly effectiveness testing that indicated hedge effectiveness outside of the target range of 80% to 125%. Since the discontinuance of hedge accounting, this agreement has been marked-to-market and the change in the fair value of the interest rate swap is recorded within (gain) loss on undesignated interest rate swap in the Company’s consolidated statement of operations. For the period July 1, 2005 through December 31, 2005, the increase in the fair value of the interest rate swap of approximately $25.2 million was recorded within gain on undesignated interest rate swap in the Company’s consolidated statement of operations. The net increase in the fair value of the interest rate swap asset and the swap interest earned for the year ended December 31, 2005 was $6.6 million.

The interest rate swap remained undesignated through December 31, 2007. During the predecessor period January 1, 2006 to July 1, 2006, the increase in the fair value of the interest rate swap asset and swap interest earned was $23.1 million and the decrease in the fair value of the interest rate swap asset and the swap interest earned during the successor period July 1, 2006 to December 31, 2006 was $11.7 million. The decrease in the fair value of the interest rate swap liability and the swap interest earned during the year ended December 31, 2007 was $11.7 million.

As of December 31, 2006, $0.4 million related to the fair value of the interest rate swap was included in prepaid expenses and $7.0 million was included in other deferred charges and other assets, net, within the Company’s consolidated balance sheet. As of December 31, 2007, $14.2 million related to the fair value of the interest rate swap was included in deferred credits and other within the Company’s consolidated balance sheet. On the interest rate reset date of December 14, 2007, the interest rate which the counterparties utilized on March 14, 2008 to compute interest due to the Company was determined to be 5.06%.

Note 12    Income Taxes

The Company is included in Intelsat Holdings’ consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to SFAS 109.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The provision for income taxes consisted of the following:

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2005	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
Taxes currently payable (receivable):
U.S. federal	$—	$—	$532	$—
Foreign	1,455	1,556	(3,784)	2,524
State and local	1,881	591	1,850	999

Total	3,336	2,147	(1,402)	3,523

Deferred tax liabilities (benefits):
U.S. federal	548	5,815	6,284	24,897
Foreign	2,543	—	532	13
State and local	(4,322)	45	698	(7,611)

Total	(1,231)	5,860	7,514	17,299

Total income tax provision	$2,105	$8,007	$6,112	$20,822

The income tax provision was different from the amount computed using the U.S. statutory income tax rate of 35% for the reasons set forth in the following table:

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2005	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
Expected tax provision (benefit) at U.S. statutory income tax rate	$34,204	$(12,351)	$7,071	$41,250
U.S. state and local income taxes—net of federal income tax effect	(584)	637	648	788
Extraterritorial income exclusion tax benefit	(30,829)	(9,429)	(6,318)	(12,549)
Extraterritorial income exclusion tax expense (benefit)—prior period adjustment	—	5,200	—	(4,094)
Foreign income tax differential	1,972	578	796	1,912
Change in tax rate	—	—	—	(8,888)
Transaction costs	(3,842)	21,546	1,492	—
Changes in valuation allowance	—	—	(84)	—
Other	1,184	1,826	2,507	2,403

Total income tax provision	$2,105	$8,007	$6,112	$20,822

The extraterritorial income exclusion benefit will be reduced in subsequent years because of changes to the federal tax law. The Company has certain contracts which may be grandfathered under the tax law.

During the fourth quarter of 2007, the Company revised its estimate and the benefit it may claim for its 2006 income tax year under the extraterritorial income (“ETI”) tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of $16.3 million, of which $4.1 million was recorded as a benefit in

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

the consolidated financial statements. The Company plans to amend its income tax return for the year ended December 31, 2006 and claim this benefit. The Company plans to revise its 2005 benefit for the extraterritorial income exclusion in 2008. Any additional benefit that arises from the revision of our 2005 tax year as a result of the extraterritorial income exclusion will be booked as an adjustment to purchase price accounting as this relates to a pre-acquisition period. Therefore, there will not be an impact to our reported amount of tax expense.

The components of the net deferred tax asset (liability) were as follows:

	As of December 31,
	2006	2007
Deferred tax assets:
Accruals and advances	$26,389	$15,572
Performance incentives	41,389	42,635
Sales-type leases	36,217	30,532
Customer deposits	37,278	35,387
Debt issuance costs	28,528	21,797
Net operating loss carryforward	25,177	48,972
Alternative minimum tax credit carryforward	17,951	17,951
Other	3,132	11,789

Total deferred tax assets	216,061	224,635

Deferred tax liabilities:
Satellites and other property and equipment	(153,841)	(200,136)
Amortizable intangible assets	(114,223)	(95,173)
Non-amortizable intangible assets	(408,960)	(402,913)
Other	(18,437)	(8,635)

Total deferred tax liabilities	(695,461)	(706,857)

Valuation allowance	(698)	(707)

Total net deferred tax liabilities	$(480,098)	$(482,929)

Current deferred tax assets and liabilities net to a current deferred tax asset of $28.5 million and $32.9 million as of December 31, 2006 and 2007, respectively. Non-current deferred tax assets and liabilities net to a non-current deferred tax liability of $508.6 million and $515.8 million as of December 31, 2006 and 2007, respectively.

As of December 31, 2006 and December 31, 2007, the Company had income taxes payable, excluding tax contingencies, of $2.2 million and $0.6 million, respectively.

As of December 31, 2007, the Company provided a $0.7 million valuation allowance against the deferred tax assets of certain subsidiaries. Other than this valuation allowance, the Company believes it is more likely than not that it will fully utilize its deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by its subsidiaries in taxable jurisdictions. The Company has significant operations in taxable jurisdictions, principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries are subject to the risks of the Company’s overall business conditions which make their earnings less predictable. Included in the non-current deferred tax assets at December 31, 2006 and 2007 was $18.0 million of alternative minimum tax credits that can be carried forward indefinitely. Also included in

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

non-current deferred tax assets was $49.0 million of deferred tax assets relating to federal and state net operating losses generated subsequent to the recapitalization of PanAmSat Corp that expire in varying amounts over the period of 2014 to 2025 if not utilized. As of December 31, 2007, the federal and state net operating losses were $138.0 million. These net operating losses will expire in varying amounts over the period 2015 to 2026 if not utilized.

During 2004 subsequent to the recapitalization, the Company incurred net operating losses for tax purposes. These net operating losses were primarily the result of transaction costs incurred in connection with the recapitalization, accelerated depreciation on the Company’s satellites currently in-orbit, the extraterritorial income exclusion related to certain of its satellites and interest expense deductions. Management does not believe a valuation allowance against the resulting deferred tax asset is necessary as of December 31, 2007. At December 31, 2006 and 2007, the Company’s consolidated balance sheet includes a deferred tax asset in the amount of $43.1 million and $66.9 million, respectively, attributable to the future benefit from the utilization of certain net operating tax loss carryforwards and credits generated subsequent to the Recapitalization and alternative minimum tax credits.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2006 and 2007, the Company has recorded a tax indemnification receivable related to these periods of $33.7 million and $6.8 million, respectively.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

In December 2007, the Company received a note of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. The Company paid the assessment in January 8, 2008. The Company and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million. Once The DIRECTV Group pays the Company this amount, the indemnity with respect to India will be satisfied.

On October 25, 2007, the Company was notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. Under the terms of the tax separation agreement with The DIRECTV Group as described above, federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, on an undiscounted basis. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The Company adopted FIN 48 on January 1, 2007, which resulted in a cumulative effect adjustment to its consolidated balance sheet. The Company decreased its tax reserves and increased retained earnings by $3.3 million related to the Company’s reserve for ETI exclusion and the Company reclassified certain reserve amounts and corresponding indemnity receivables from short-term to long-term within its consolidated balance sheet as prescribed in FIN 48. As of January 1, 2007, the Company’s gross unrecognized tax benefits were $48.1 million (including interest and penalties), of which $4.7 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and, to the extent applicable, penalties with respect to unrecognized tax benefits, as income tax expense. As of January 1, 2007, the Company had recorded reserves for interest and penalties in the amount of $20.4 million. As of December 31, 2007, the Company’s gross unrecognized tax benefits were $20.8 million (including interest and penalties), of which $5.7 million, if recognized, would affect the Company’s effective tax rate. The Company continues to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits, as income tax expense. As of December 31, 2007, the Company had recorded reserves for interest and penalties in the amount of $0.1 million. During 2007, there was a significant decrease to the amount of interest and penalties recorded as reserves, primarily due to the settlement of tax positions with the Indian tax authorities discussed above.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$48,105
Increases related to current year tax positions	1,091
Increases related to prior year tax positions	8,079
Decreases related to prior year tax positions	(31,514)
Expiration of statute of limitations for the assessment of taxes	—
Decreases related to the settlement of tax positions	(4,952)
Other	—

Balance at December 31, 2007	$20,809

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The Company operates in various taxable jurisdictions throughout the world and its tax returns are subject to audit or review from time to time. The Company considers the United States to be its significant tax jurisdiction. The Company’s U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

On November 6, 2007, the Company was notified by the Internal Revenue Service of its intent to initiate an audit for the tax year ended December 31, 2005.

Note 13    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions. Total restructuring and transaction costs were $4.3 million, $145.2 million, $9.3 million and $8.8 million for the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively.

(a) Teleport Consolidation Plan

In January 2003, the Company’s management approved a plan to consolidate certain of its teleports in order to improve customer service and reduce operating costs. During the year ended December 31, 2005, the Company recorded charges of $2.5 million, related to this teleport consolidation plan, representing severance costs, costs to relocate equipment and losses on the sale and disposal of equipment. On June 3, 2005 the Company completed the sale of its Homestead teleport for approximately $3.2 million which approximated its net book value, net of associated selling costs. The Homestead teleport was not significant to the Company’s operating results or financial position.

(b) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004 PanAmSat Corp consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The remaining liability of $8.8 million and $6.3 million as of December 31, 2006 and December 31, 2007, respectively, will be paid through 2011.

(c) Workforce Restructuring Plan

As part of the acquisition consolidation and integration as a result of the Intelsat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provides for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covers approximately 240 employees. Approximately $1.1 million, $18.2 million, $9.3 million and $8.8 million of operating expenses were recorded in relation to these plans during the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively. These costs included employee compensation, benefits, outplacement services, legal services and relocation, and are expected to be paid through June 2008.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

The following table summarizes the recorded accruals and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2005	$5.3	$0.4	$5.7
Restructuring charges	—	18.2	18.2
Non-cash items	—	1.3	1.3
Net cash payments	(0.5)	(0.3)	(0.8)

Balance at July 1, 2006	4.8	19.6	24.4

Intelsat Acquisition Transactions	4.6	—	4.6

Successor entity
Balance at July 1, 2006	9.4	19.6	29.0
Restructuring charges	—	9.3	9.3
Non-cash items	0.1	(0.8)	(0.7)
Net cash payments	(0.7)	(11.1)	(11.8)

Balance at December 31, 2006	8.8	17.0	25.8
Restructuring charges	—	8.8	8.8
Non-cash items	0.4	0.3	0.6
Net cash payments	(2.9)	(19.8)	(22.7)

Balance at December 31, 2007	$6.3	$6.3	$12.5

No additional costs related to the facilities restructuring plans or the workforce restructuring plans are expected to be incurred.

Note 14    Contractual Commitments

In the further development and operation of the Company’s global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, the Company has assumed a significant amount of long-term debt, as described in Note 10. In addition to these debt and related interest obligations, the Company has expenditures represented by other contractual commitments. The breakdown of these additional expenditures as of December 31, 2007 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations (1)	Satellite Performance Incentive Obligations	Horizons Contribution Obligations	Operating Leases	Customer and Vendor Contracts	Total
2008	$112,768	$32,083	$14,480	$3,337	$25,883	$188,551
2009	15,156	23,196	16,352	2,857	7,898	65,459
2010	3,220	18,937	15,771	2,649	5,543	46,120
2011	3,220	15,117	15,130	1,715	4,424	39,606
2012	3,220	14,777	14,431	596	2,760	35,784
2013 and thereafter	34,175	77,026	26,532	457	532	138,722

Total contractual commitments	$171,759	$181,136	$102,696	$11,611	$47,040	$514,242

(1)	Amounts include estimated interest payments to be made on performance incentive obligations related to the Company’s IS-14 and Galaxy 18 satellites which are currently under construction.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(a) Satellite Construction and Launch Obligations

As of December 31, 2007, the Company had $171.8 million of expenditures remaining under its existing satellite construction and launch obligations, of which $134.6 million relates to satellite construction contracts and $37.1 million relate to satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2007, the Company did not have any non-cancelable commitments related to existing in-orbit insurance contracts for satellites to be launched.

(b) Satellite Performance Incentive Obligations

Satellite construction contracts typically require that the Company makes progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2006 and 2007, the Company had $114.3 million and $120.6 million recorded in relation to satellite performance incentive obligations, respectively.

The satellite construction contracts contain provisions that allow the Company to terminate the contracts with or without cause. If terminated without cause, the Company would forfeit its progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, the Company would be entitled to recover any payments it made under the contracts and certain liquidated damages as specified in the contracts.

(c) Horizons Contribution Obligation

On August 1, 2005, the Company formed its second satellite joint investment with JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to replace its SBS-6 satellite. This joint investment is named Horizons-2. The satellite will support digital video, high-definition television (HDTV) and IP-based content distribution networks to broadband Internet and satellite news gathering services (SNG) in the United States. The Horizons-2 satellite entered service in February 2008. The total future joint investment is expected to be approximately $205.4 million, of which each of the Company and JSAT will be required to fund its 50% share beginning in early 2008. The Company’s portion of the investment is being accounted for using the equity method. As of December 31, 2007, the Horizons-2 obligation of $102.7 million represents estimated interest payments of $17.2 million and a liability of $85.5 million, representing the Company’s 50% share of the amount drawn through that date on the Horizons-2 loan. The contribution obligation arises from the Company’s estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore the Company has recorded this obligation as an indirect guarantee in accordance with FIN 45.

(d) Operating Leases

The Company has commitments for operating leases primarily relating to equipment and its former executive office facilities in Wilton, Connecticut and various other locations. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2007, the Company’s total obligation related to operating leases was $11.6 million.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Total rent expense for the year ended December 31, 2005, for the predecessor period January 1, 2006 to July 1, 2006, for the successor period July 1, 2006 to December 31, 2006 and for the year ended December 31, 2007 was $5.1 million, $2.6 million $2.7 million and $2.8 million, respectively.

(e) Customer and Vendor Contracts

The Company has contracts with certain of its customers which require the Company to provide equipment, services and other support during the term of the related contracts with it and the Company has long-term contractual obligations with service providers primarily for the operation of certain of its satellites. As of December 31, 2007, the Company had commitments under these customer and vendor contracts which aggregated $47.0 million related to the provision of equipment, services and other support.

Note 15    Contingencies

(a) Insurance

As of December 31, 2007, the Company had in effect launch and in-orbit insurance policies covering four satellites with an insured value of $378.3 million, which had an aggregate net book value of $507.5 million. The Company had 22 uninsured satellites in orbit as of December 31, 2007 with a net book value of $994.8 million. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/ Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

An uninsured failure of one or more of the Company’s satellites could have a material adverse effect on its financial condition and results of operations. In addition, higher premiums on insurance policies will increase the Company’s costs, thereby reducing its income from operations by the amount of such increased premiums.

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

Note 16    Business Segment and Geographic Information

Following the consummation of the Intelsat Acquisition Transactions, the Company now operates in a single industry segment, in which it provides satellite services to its communications customers around the world. As such, segment disclosures are no longer required and are therefore not included for any of the periods presented. See Note 3(b)—Intelsat Acquisition Transactions.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Intelsat Corp’s satellites are in geosynchronous orbit and, consequently, are not attributable to any geographic location. Of Intelsat Corp’s remaining assets, substantially all are located in the United States.

Regional designation for revenue has been conformed to Intelsat Ltd.’s policy, and, as such, revenue by region is now based on the locations of customers to which services are billed. Revenue from affiliates is included in North America.The geographic distribution of Intelsat Corp’s revenue under the Company’s new policy was as follows:

	Predecessor Entity		Successor Entity
	(unaudited) Year ended December 31, 2005	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007
North America	64%	62%	68%	68%
Latin America and Caribbean	14%	15%	13%	12%
Africa and Middle East	9%	9%	8%	8%
Asia Pacific	8%	8%	6%	7%
Europe	5%	6%	5%	5%

Approximately 8%, 8%, 8% and 16% of Intelsat Corp’s revenue was derived from its largest customer for the year ended December 31, 2005, for the predecessor period January 1, 2006 to July 1, 2006, for the successor period July 1, 2006 to December 31, 2006 and for the year ended December 31, 2007, respectively. No other single customer accounted for more than 16% of revenue in any of those periods. The ten largest customers accounted for approximately 38% of Intelsat Corp’s revenue for the year ended December 31, 2005, approximately 38% of Intelsat Corp’s revenue for the predecessor period January 1, 2006 to July 1, 2006, approximately 35% of Intelsat Corp’s revenue for the successor period July 1, 2006 to December 31, 2006, and approximately 49% of Intelsat Corp’s revenue in 2007. For the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, revenues were derived from the following services:

	Predecessor Entity				Successor Entity
	(unaudited) Year Ended December 31, 2005		Period January 1 to July 1, 2006		Period July 1 to December 31, 2006		Year Ended December 31, 2007
Transponder services	$759,198	88%	$384,642	87%	$372,021	71%	$739,029	71%
Managed services	62,851	7%	39,160	9%	25,078	5%	49,069	5%
Mobile satellite services and other	38,954	5%	18,957	4%	22,595	4%	37,089	3%

Subtotal	861,003	100%	442,759	100%	419,694	80%	825,187	79%
Revenue from affiliates	—	0%	—	0%	102,653	20%	215,010	21%

Total	$861,003	100%	$442,759	100%	$522,347	100%	$1,040,197	100%

Note 17    Related Party Transactions

(a) Transactions with Affiliates

Following the consummation of the Intelsat Acquisition Transactions, IGen, a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired the Company’s subsidiary, G2 Satellite Solutions, which comprised the Company’s government services business, for cash consideration in the amount of $73.0 million. The acquisition

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

occurred by means of a merger in which G2 Satellite Solutions merged into IGen, with IGen continuing as the surviving entity. As a result of the sale of G2 Satellite Solutions, its results of operations for the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007 were excluded from the Company’s consolidated financial statements. As noted below, in accordance with the MISA, IGen continues to purchase satellite capacity from Intelsat Corp.

Also following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement, dated as of July 3, 2006, between IGSC and Intelsat Corp. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by Intelsat Corp and were treated as a distribution to its parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, following the Intelsat Acquisition Transactions, including PanAmSat Holdco and Intelsat Corp, entered into the MISA pursuant to which these entities provide services to each other. In each case, services will be provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the successor period July 1, 2006 to December 31, 2006, the Company recorded revenue of $25.5 million related to capacity purchased from Intelsat Corp by subsidiaries of Intelsat Holdings. For the successor period July 1, 2006 to December 31, 2006, the Company also recorded revenue of $77.2 million related to services provided by Intelsat Corp to subsidiaries of Intelsat Holdings, Ltd. in accordance with the MISA, and recognized $31.7 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. For the year ended December 31, 2007, the Company recorded revenue from affiliates of $215.0 million composed of $78.4 million related to capacity purchased and $136.6 million related to services provided by Intelsat Corp to subsidiaries of Intelsat Holdings in accordance with the MISA, and recognized $74.1 million of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. As of December 31, 2006 and 2007, the Company had a net receivable of $62.7 million from, and a net payable of $25.3 million to, subsidiaries of Intelsat Holdings, respectively.

In February 2007, due to the delayed launch of the IS-11 satellite, the Company converted an option for a contingent replacement satellite into a firm construction contract for the IS-11GS, a ground spare satellite that was to be used to accelerate the replacement cycle for the IS-11 satellite in the event of an unsuccessful launch. In October 2007, the Company launched the IS-11 satellite and successfully completed in-orbit testing in November 2007. In November 2007, the Company reached an agreement to sell capacity on this satellite to two Latin American direct to home operators, subject to continued operation of the IS-11 satellite. The Company resumed construction of the IS-11GS satellite and currently plans to launch the satellite, now known as IS-16, in the second half of 2009. Also, in November 2007, the Company assigned its rights and obligations associated with the IS-16 satellite to Intelsat LLC, a wholly-owned subsidiary of its indirect parent, Intelsat Ltd., for consideration of $34.3 million.

(b) Related Party Services

Apollo, one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc., referred to as Hughes Communications, and Hughes Network Systems, LLC, referred to as HNS. Hughes Communications and HNS became related parties to the Company following the Intelsat Merger. HNS is one of the Company’s largest network services customers. The Company recorded $39.5 million and $85.8 million of revenue during the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2006 and 2007 was $8.1 million and $9.5 million, respectively. Two members of Intelsat, Ltd.’s board of directors, Messrs. Africk and Stone, serve on the board of directors of Hughes Communications and the board of managers of HNS.

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 8—Investments). During the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007, the Company recorded expenses of $3.8 million, $2.0 million, $2.0 million, and $3.9 million, respectively, in relation to the utilization of such Ku-band satellite capacity. Additionally, the Company provides TT&C and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.6 million, $0.3 million, $0.3 million, and $0.6 million, respectively, during the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006, and the year ended December 31, 2007.

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle is planned to be used for the launch of Intelsat’s IS-15 satellite.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $14.8 million for the year ended December 31, 2007. The payable due to JSAT was $2.5 million as of December 31, 2007.

(c) Transactions with the Prior Sponsors and their Affiliates

KKR, Carlyle and Providence (the “Prior Sponsors”) provided management and advisory services to the Company pursuant to management services agreements executed at the closing of the recapitalization. The Prior Sponsors charged the Company an aggregate management fee of $2.0 million annually for the provision of these services, subject to an annual increase of three percent. In connection with, and effective upon completion of, PanAmSat Holdco’s initial public offering on March 22, 2005, each of the Prior Sponsors terminated their respective management services agreements for an aggregate consideration of $10.0 million. For the period from January 1, 2005 through March 22, 2005, the Company recorded approximately $10.4 million of expense for these management fees (including the termination payment). The annual advisory fee did not include, and the Prior Sponsors were entitled to receive, additional compensation for providing investment banking or other advisory services provided in connection with any specific acquisition or divestiture transactions or in the event the Prior Sponsors perform services above and beyond those previously called for by the agreements.

During the year ended December 31, 2005, the Company reimbursed the Prior Sponsors for $0.2 million for expenses incurred. Certain members of the Company’s former board of directors whose services were compensated were principals of or were affiliated with the Prior Sponsors. Following the consummation of the Intelsat Acquisition Transactions, the Prior Sponsors are no longer an affiliate of the Company.

The Company provided satellite capacity, TT&C and other related services to affiliates of the Prior Sponsors. Revenue for these services during the year ended December 31, 2005 was $4.6 million. During the year ended December 31, 2005, the Company procured $1.0 million of insurance and insurance-related services from an affiliate of one of the Prior Sponsors.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

(d) Other Relationships

The Company utilized the consulting and lobbying services of R. Thompson & Co., which is owned by Robert J. Thompson, Chairman of Jefferson Consulting Group. Mr. Wright, Chairman of the Board of Intelsat, Ltd., owns a minority interest in Jefferson Consulting Group. Mr. Wright does not have any ownership or financial interest directly or indirectly in R. Thompson & Co. During the year ended December 31, 2005, for the predecessor period January 1, 2006 to July 1, 2006, and for the successor period July 1, 2006 to December 31, 2006, the Company paid approximately $121 thousand, $61 thousand, and $20 thousand, respectively, in expenses for services provided by R. Thompson & Co. Mr. Wright disclaims any interest in the payments for such services. There were no comparable expenses during the year ended December 31, 2007.

Note 18    Dividends

Prior to the closing of the Intelsat Acquisition Transactions on July 3, 2006, a substantial portion of the cash generated by the Company’s business in excess of operating expenses and working capital requirements, interest and principal payments on indebtedness and capital expenditures was distributed to the Company’s stockholder, PanAmSat Holdco, for payment as a dividend to its stockholders. Upon completion of the Intelsat Acquisition Transactions, the prior dividend policy was suspended. The Company anticipates that it may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of its direct and indirect corporate parents.

On March 21, 2005, the Company’s board of directors declared a dividend to PanAmSat Holdco of $5.3 million, which was paid in April 2005. On June 20, 2005, the Company’s board of directors declared a dividend to PanAmSat Holdco of $47.5 million, which was paid on July 14, 2005. On September 19, 2005, the Company’s board of directors declared a dividend to PanAmSat Holdco of $47.5 million, which was paid on October 13, 2005. Also in September 2005, the Company recorded and paid a dividend of $1.0 million related to amounts funded to PanAmSat Holdco for the payment of certain expenses. On December 14, 2005, the Company’s board of directors declared a dividend to PanAmSat Holdco of $47.5 million, which was paid on January 13, 2006. Also in December 2005, the Company recorded dividends of $4.5 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $0.5 million was paid in December 2005, $1.5 million was paid in March 2006, and the remaining $2.5 million was paid in April 2006.

On March 16, 2006, the Company’s board of directors declared a dividend to PanAmSat Holdco of $52.3 million, which was paid in April 2006. Also, in March 2006, the Company recorded dividends of $7.0 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, the Company’s board of directors declared a dividend to PanAmSat Holdco of $52.3 million, which was paid on June 29, 2006. Also, in June 2006, the Company recorded and paid dividends of $23.5 million related to amounts funded to PanAmSat Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions.

On June 8, 2007 and December 12, 2007, the Company’s board of directors declared dividends to Intelsat Holding Corporation of $4.7 million and $60.6 million, which were paid in June and December 2007, respectively.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Note 19    Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Intelsat Acquisition Transactions and the successor entity for periods following the Intelsat Acquisition Transactions.

	Predecessor Entity			Successor Entity
	Quarter Ended March 31	Quarter Ended June 30	July 1	Quarter Ended September 30	Quarter Ended December 31
2006
Revenue	$213,229	$229,530	$—	$251,404	$270,943
Income (loss) from operations	104,986	111,766	(142,332)	72,278	89,409
Net income (loss)	37,024	32,770	(113,090)	2,363	11,729

	Quarter ended
	March 31	June 30	September 30	December 31
2007 (Successor Entity)
Revenue	$247,445	$261,585	$254,207	$276,960
Income from operations	82,180	109,121	86,331	93,889
Net income	12,248	31,400	16,145	37,242

The Company’s quarterly revenue and operating income are not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The decline in income from operations and net income during the period July 1, 2006 was due to the costs of $142.3 million incurred in connection with the Intelsat Acquisition Transactions. The successor quarterly periods ended September 30, 2006 and December 31, 2006 were impacted by the implementation of the MISA, execution of the employee transfer agreement and the Company’s sale of G2 Satellite Solutions subsequent to the completion of the Intelsat Acquisition Transactions. See Note 3(b)—Intelsat Acquisition Transactions.

Note 20    Subsequent Events

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings, the direct parent of Intelsat, Ltd., pursuant to the BC Share Purchase Agreement, among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Serafina Holdings, the direct parent of Serafina, is an entity newly formed by funds controlled by BC Partners Holdings Limited and certain other investors, referred to as the BCEC Funds. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake Partners funds and the other equity sponsors are referred to as the New Sponsors.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with the Former Sponsors, sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased by Serafina for equity interests in Serafina Holdings.

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the $2.81 billion Senior Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina, the several lenders party thereto, Credit Suisse,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Cayman Islands Branch, as administrative agent, and certain other parties named therein, and the $2.15 billion PIK Election Bridge Loan Credit Agreement, dated as of February 4, 2008, among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties.

Borrowings under the Senior Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the Senior Bridge Loan Credit Agreement) plus a margin of 4.5% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the Senior Bridge Loan Credit Agreement). In no event will such interest rate exceed 11.25% per annum.

Borrowings under the PIK Election Bridge Loan Credit Agreement bear interest at the LIBOR rate in effect from time to time (determined in accordance with the PIK Election Bridge Loan Credit Agreement) plus a margin of 4.75% (with such margin to increase by an additional 50 basis points six months from February 4, 2008, and then a further additional 50 basis points for each additional consecutive three-month period thereafter so long as any loans remain outstanding under the PIK Election Bridge Loan Credit Agreement). In no event will such cash pay interest rate exceed 11.5% per annum. In addition, for any interest period through February 4, 2013, Intelsat Bermuda may, at its option, elect to pay interest on the loans under the PIK Election Bridge Loan Credit Agreement (a) entirely in cash, (b) entirely in payment-in-kind interest referred to as, PIK Interest or (c) 50% in cash and 50% as PIK Interest. If so elected by Intelsat Bermuda, the applicable interest rate will increase by 100 basis points with the same 50 basis points step up schedule. In no event will such interest rate exceed 12.5% per annum. Any PIK Interest will be applied to increase the outstanding principal amount of the loans then outstanding under the PIK Election Bridge Loan Credit Agreement.

On February 4, 2008, Intelsat Bermuda elected to pay interest under the PIK Election Bridge Loan Credit Agreement entirely in PIK Interest through May 4, 2008.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an Assignment and Assumption Agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of all of Intelsat Bermuda’s existing assets and the obligor with respect to all of Intelsat Bermuda’s existing liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned, referred to as the Serafina Assignment, certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under, the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina Acquisition Limited, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Banc of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as initial lenders, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 (“Amendment No. 2”) to the Intelsat Corp Amended and Restated Credit Agreement. Amendment No. 2 became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are Term Loans to a rate of 1.50% per annum, (ii) on LIBOR loans that are Term Loans to a rate of 2.50% per annum, (iii) on ABR Loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility thereunder by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio of less than or equal to 4.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement (the “Joinder Agreement”) by and among Intelsat Corp, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as Lenders and Credit Suisse, Cayman Islands Branch, as Administrative Agent, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans thereunder (the “Incremental Tranche B-2 Term Loans”). Intelsat Corp used these funds to repay a $150.0 million borrowing it made under the revolving credit facility portion of its existing senior secured credit facilities to repay at maturity on January 15, 2008 its 6 3/8% Senior Secured Notes in accordance with the terms of the indenture governing those notes.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of those notes the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. On March 5, 2008, Intelsat Corp launched an offer to purchase for cash any and all of its outstanding 9% Senior Notes due 2014 (the “2014 notes”) and 9% Senior Notes due 2016 (the “2016 Notes” and, together with the 2014 Notes, the (“Notes”), in each case at a purchase price of 101% of the principal amount of such Notes. These tender offers are referred to collectively as the Change of Control Offers.

Pursuant to the terms of the Financing Commitment Letter referred to above, which was assigned to Intelsat Bermuda by Serafina in the Serafina Assignment, the financial institutions party thereto committed to extend credit to Intelsat Bermuda and its subsidiaries, including Intelsat Corp, to finance the Change of Control Offers.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share amounts and where otherwise noted)

Note 21    Supplemental Consolidating Financial Information

2014 and 2016 Senior Notes

The Intelsat Corp 2014 Senior Notes and the Intelsat Corp 2016 Senior Notes are unconditionally guaranteed by certain of the Company’s domestic subsidiaries. The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.

The Intelsat Corp 2014 Senior Notes and the Intelsat Corp 2016 Senior Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of its existing and certain subsequently acquired or organized domestic restricted subsidiaries. These subsidiaries are guarantors of the Intelsat Corp 2014 Senior Notes and the Intelsat Corp 2016 Senior Notes. As a result, the Company is required to present condensed consolidating financial information for the Company and these domestic restricted subsidiaries within the notes to its consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2006 and December 31, 2007 and for the year ended December 31, 2005, the predecessor period January 1, 2006 to July 1, 2006, the successor period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007.

The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,593	$—	$19,180	$—	$81,773
Receivables, net	57,065	3,160	4,415	—	64,640
Due from affiliates	—	65,360	31,767	(97,127)	—
Deferred income taxes	32,669	—	208	—	32,877
Prepaid expenses and other current assets	26,321	—	86	—	26,407

Total current assets	178,648	68,520	55,656	(97,127)	205,697
Satellites and other property and equipment, net	425,744	1,419,399	72,859	—	1,918,002
Goodwill	3,734,649	—	—	—	3,734,649
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Amortizable intangible assets, net	11,858	255,782	—	—	267,640
Deferred charges and other assets, net	214,737	1,164	4,162	(136,628)	83,435
Intercompany loan receivable	198,244	—	—	(198,244)	—
Investment in affiliates and subsidiaries	2,220,993	—	—	(2,117,908)	103,085

Total assets	$6,984,873	$2,861,465	$132,677	$(2,549,907)	$7,429,108

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$128,545	$175	$731	$—	$129,451
Due to affiliates	107,539	—	—	(82,256)	25,283
Accrued interest payable	44,979	5,266	9,777	(14,872)	45,150
Current portion of long-term debt	60,840	—	—	—	60,840
Deferred satellite performance incentives	19,863	—	705	—	20,568
Deferred gains and revenue	28,150	1,342	6	—	29,498

Total current liabilities	389,916	6,783	11,219	(97,128)	310,790
Long-term debt, net of current portion	3,386,402	—	—	—	3,386,402
Intercompany loan payable	—	139,587	58,657	(198,244)	—
Deferred satellite performance incentives, net of current portion	94,145	—	5,868	—	100,013
Deferred revenue, net of current portion	19,216	—	—	—	19,216
Deferred income taxes	—	644,483	7,950	(136,627)	515,806
Accrued retirement benefits	17,492	—	—	—	17,492
Deferred credits and other	134,177	1,305	382	—	135,864

Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,943,525	2,069,307	48,601	(2,117,908)	2,943,525

Total liabilities and shareholder’s equity	$6,984,873	$2,861,465	$132,677	$(2,549,907)	$7,429,108

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$—	$7,929	$—	$142,021
Receivables, net	58,735	3,673	2,787	—	65,195
Due from affiliates	557,015	1,572,248	21,041	(2,087,606)	62,698
Deferred income taxes	28,434	—	86	—	28,520
Prepaid expenses and other current assets	45,279	37	2,717	—	48,033

Total current assets	823,555	1,575,958	34,560	(2,087,606)	346,467
Satellites and other property and equipment, net	494,234	1,251,783	82,693	—	1,828,710
Goodwill	3,742,674	—	—	—	3,742,674
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Amortizable intangible assets, net	24,027	295,986	—	—	320,013
Deferred charges and other assets, net	279,402	1,262	3,656	(143,400)	140,920
Intercompany loan receivable	898,657	—	—	(898,657)	—
Investment in affiliates and subsidiaries	2,274,387	—	—	(2,274,387)	—

Total assets	$8,536,936	$4,241,589	$120,909	$(5,404,050)	$7,495,384

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206,009	$115	$1,935	$—	$208,059
Due to affiliates	1,562,677	478,514	3,199	(2,044,390)	—
Accrued interest payable	71,821	38,111	5,105	(43,216)	71,821
Current portion of long-term debt	53,133	—	—	—	53,133
Deferred satellite performance incentives	14,397	—	515	—	14,912
Deferred gains and revenue	21,456	1,068	26	—	22,550

Total current liabilities	1,929,493	517,808	10,780	(2,087,606)	370,475
Long-term debt, net of current portion	3,448,192	—	—	—	3,448,192
Intercompany loan payable	—	840,000	58,657	(898,657)	—
Deferred satellite performance incentives obligations, net of current portion	92,988	—	6,439	—	99,427
Deferred revenue, net of current portion	15,967	822	—	—	16,789
Deferred income taxes	—	644,185	7,833	(143,400)	508,618
Accrued retirement benefits	31,759	—	—	—	31,759
Deferred credits and other	109,760	1,370	217	—	111,347
Shareholder’s equity:
Ordinary shares	—	—	—	—	—
Other shareholder’s equity	2,908,777	2,237,404	36,983	(2,274,387)	2,908,777

Total liabilities and shareholder’s equity	$8,536,936	$4,241,589	$120,909	$(5,404,050)	$7,495,384

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$860,167	$708,444	$46,686	$(790,110)	$825,187
Revenue from affiliates	214,961	—	49	—	215,010

Total revenue	1,075,128	708,444	46,735	(790,110)	1,040,197

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	864,654	70,077	3,405	(790,110)	148,026
Costs from affiliates	38,269	34,354	1,481	—	74,104
Selling, general and administrative	116,569	985	6,285	—	123,839
Depreciation and amortization	35,317	257,856	9,059	—	302,232
Restructuring and transaction costs	8,699	—	77	—	8,776
Loss on undesignated interest rate swap	11,699	—	—	—	11,699

Total operating expenses	1,075,207	363,272	20,307	(790,110)	668,676

Income (loss) from operations	(79)	345,172	26,428	—	371,521
Interest expense, net	209,678	43,006	4,775	—	257,459
Subsidiary income	217,845	—	—	(217,845)	—
Other income, net	2,255	25	1,515	—	3,795

Income before income taxes	10,343	302,191	23,168	(217,845)	117,857
Provision for (benefit from) income taxes	(86,692)	104,975	2,539	—	20,822

Net income	$97,035	$197,216	$20,629	$(217,845)	$97,035

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$410,663	$345,252	$22,958	$(359,179)	$419,694
Revenue from affiliates	102,653	—	—	—	102,653

Total revenue	513,316	345,252	22,958	(359,179)	522,347

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	389,649	55,629	5,021	(359,179)	91,120
Costs from affiliates	31,711	—	—	—	31,711
Selling, general and administrative expenses	68,902	(250)	2,790	—	71,442
Depreciation and amortization	16,209	124,449	4,671	—	145,329
Restructuring and transaction costs	9,184	143	—	—	9,327
Loss on undesignated interest rate swap	11,731	—	—	—	11,731

Total operating expenses	527,386	179,971	12,482	(359,179)	360,660

Income (loss) from operations	(14,070)	165,281	10,476	—	161,687
Interest expense, net	99,596	38,177	5,741	—	143,514
Subsidiary income	71,126	—	—	(71,126)	—
Other income, net	1,580	276	174	—	2,031

Income (loss) before income taxes	(40,960)	127,380	4,909	(71,126)	20,204
Provision for (benefit from) income taxes	(55,052)	62,248	(1,084)	—	6,112

Net income	$14,092	$65,132	$5,993	$(71,126)	$14,092

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PREDECESSOR PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$446,977	$468,810	$17,022	$(495,945)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenue	452,872	468,810	17,022	(495,945)	442,759

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	469,679	94,300	2,943	(495,945)	70,977
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative	32,429	3,315	2,860	—	38,604
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swap	(23,140)	—	—	—	(23,140)

Total operating expenses	634,347	220,639	9,298	(495,945)	368,339

Income (loss) from operations	(181,475)	248,171	7,724	—	74,420
Interest expense (income), net	70,247	37,479	(125)	—	107,601
Subsidiary income	148,483	—	—	(148,483)	—
Other income (expense), net	(3,820)	311	1,401	—	(2,108)

Income (loss) before income taxes	(107,059)	211,003	9,250	(148,483)	(35,289)
Provision for (benefit from) income taxes	(63,763)	70,801	969	—	8,007

Net income (loss)	$(43,296)	$140,202	$8,281	$(148,483)	$(43,296)

INTELSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$822,791	$902,104	$22,946	$(900,692)	$847,149
Outright sales and sales-type leases	13,854	—	—	—	13,854

Total revenue	836,645	902,104	22,946	(900,692)	861,003

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	861,414	180,812	2,336	(900,692)	143,870
Cost of outright sales and sales-type leases	(4,303)	—	—	—	(4,303)
Selling, general and administrative	64,340	5,278	5,351	—	74,969
Depreciation and amortization	30,895	243,410	2,620	—	276,925
Prior Sponsor management fees	10,444	—	—	—	10,444
Restructuring and transaction costs	3,818	476	—	—	4,294
Loss on termination of sales-type lease	2,307	—	—	—	2,307
Gain on undesignated interest rate swap	(6,611)	—	—	—	(6,611)

Total operating expenses	962,304	429,976	10,307	(900,692)	501,895

Income (loss) from operations	(125,659)	472,128	12,639	—	359,108
Interest expense (income), net	186,070	75,538	(225)	—	261,383
Subsidiary income	262,489	—	—	(262,489)	—

Income (loss) before income taxes	(49,240)	396,590	12,864	(262,489)	97,725
Provision for (benefit from) income taxes	(144,860)	144,852	2,113	—	2,105

Net income (loss)	$95,620	$251,738	$10,751	$(262,489)	$95,620

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(279,746)	$750,383	$19,153	$—	$489,790

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(378,607)	—	—	—	(378,607)
Dividends from affiliates	759,418	—	—	(759,418)	—
Other investing activities	2,624	—	—	—	2,624

Net cash provided by (used in) investing activities	383,435	—	—	(759,418)	(375,983)

Cash flows from financing activities:
Repayments of long-term debt	(53,132)	—	—	—	(53,132)
New debt issuance costs	(2,172)	—	—	—	(2,172)
Dividends to shareholder	(65,324)	(750,408)	(9,010)	759,418	(65,324)
Repayments of funding of capital expenditures by customer	(41,282)	—	—	—	(41,282)
Principal payments on deferred satellite performance incentives	(13,087)	—	(381)	—	(13,468)

Net cash used in financing activities	(174,997)	(750,408)	(9,391)	759,418	(175,378)

Effect of exchange rate changes on cash and cash equivalents	(191)	25	1,489	—	1,323

Net change in cash and cash equivalents	(71,499)	—	11,251	—	(60,248)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$62,593	$—	$19,180	$—	$81,773

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SUCCESSOR PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$147,796	$21	$255	$—	$148,072

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(52,609)	(912)	—	—	(53,521)
Distribution from equity investment	1,394	—	—	—	1,394
Loans to subsidiaries	(15,762)	—	—	15,762	—
Acquisitions and divistitures, net of cash acquired/paid	72,653	(1,019)	(15,085)	—	56,549

Net cash provided by (used in) investing activities	5,676	(1,931)	(15,085)	15,762	4,422

Cash flows from financing activities:
Issuance of new debt	575,000	—	15,762	(15,762)	575,000
Repayments of long-term debt	(180)	—	—	—	(180)
New debt issuance costs	(28,602)	—	—	—	(28,602)
Dividends to shareholder	(617,872)	—	—	—	(617,872)
Funding of capital expenditures by customer	856	—	—	—	856
Repayments of funding of capital expenditures by customer	(6,260)	—	—	—	(6,260)
Principal payments on deferred satellite performance incentives	(6,430)	—	—	—	(6,430)

Net cash provided by (used in) financing activities	(83,488)	—	15,762	(15,762)	(83,488)

Effect of exchange rate changes on cash and cash equivalents	(41)	—	—	—	(41)

Net change in cash and cash equivalents	69,943	(1,910)	932	—	68,965
Cash and cash equivalents, beginning of period	64,148	1,910	6,998	—	73,056

Cash and cash equivalents, end of period	$134,091	$—	$7,930	$—	$142,021

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

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$346,980	$2,281	$64,658	$—	$413,919

Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(200,902)	(2,281)	—	—	(203,183)
Proceeds from sale of teleport	3,161	—	—	—	3,161
Acquisitions and divestitures, net of cash acquired/paid	26,093	—	(68,604)	—	(42,511)

Net cash used in investing activities	(171,648)	(2,281)	(68,604)	—	(242,533)

Cash flows from financing activities:
Capital contribution by parent	658,350				658,350
Repayments of long-term debt	(676,000)	—	—	—	(676,000)
New debt issuance costs	(598)	—	—	—	(598)
Dividends to shareholder	(101,792)	—	—	—	(101,792)
Funding of capital expenditures by customer	47,375	—	—	—	47,375
Principal payments on deferred satellite performance incentives	(12,429)	—	—	—	(12,429)

Net cash used in financing activities	(85,094)	—	—	—	(85,094)

Effect of exchange rate changes on cash and cash equivalents	1,046	—	—	—	1,046

Net change in cash and cash equivalents	91,284	—	(3,946)	—	87,338
Cash and cash equivalents, beginning of period	29,897	—	8,710	—	38,607

Cash and cash equivalents, end of period	$121,181	$—	$4,764	$—	$125,945

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Adjustments (3)	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$4,120	$150	$3,958	$(4,452)	$—	$3,776
Allowance for customer credits	$8,866	$—	$(3,790)	$(2,493)	$—	$2,583
Net investment in sales-type leases (for doubtful receivables)	$8,430	$(2,552)	$—	$—	$—	$5,878
Reserve for operating leases	$626	$(161)	$(241)	$—	$—	$224
Predecessor period January 1, 2006 to July 1, 2006:
Allowance for doubtful accounts	$3,776	$329	$63	$(72)	$—	$4,096
Allowance for customer credits	$2,583	$—	$3,168	$(2,838)	$—	$2,913
Net investment in sales-type leases (for doubtful receivables)	$5,878	$(2,217)	$(231)	$—	$—	$3,430
Reserve for operating leases	$224	$(15)	$—	$—	$—	$209
Restructuring reserves	$5,687	$18,193	$1,314	$(826)	$—	$24,368
Successor period July 1, 2006 to December 31, 2006:
Allowance for doubtful accounts	$4,096	$1,891	$(242)	$(2,958)	$2,719	$5,506
Allowance for customer credits	$2,913	$—	$1,757	$(1,059)	$(2,452)	$1,159
Net investment in sales-type leases (for doubtful receivables)	$3,430	$—	$—	$—	$(3,430)	$—
Reserve for operating leases	$209	$(15)	$—	$—	$—	$194
Restructuring reserves	$24,368	$9,327	$(822)	$(11,839)	$4,751	$25,785

Year ended December 31, 2007:
Allowance for doubtful accounts	$5,506	$6,560	$—	$(2,260)	$—	$9,806
Allowance for customer credits	$1,159	$—	$(1,159)	$—	$—	$—
Reserve for operating leases	$194	$(31)	$—	$—	$—	$163
Restructuring reserves	$25,785	$8,776	$591	$(22,662)	$—	$12,490

(1)	Primarily relates to amounts reclassified to/from other accounts.
(2)	Net activity relates to amounts added to the allowance for doubtful accounts to recognize amounts recorded against revenue, less amounts written off or recovered and amounts paid.
(3)	Adjustments to reflect change in allocation of the purchase price in connection with the Intelsat Acquisition Transactions.

S-1

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat Corp (incorporated by reference to Exhibit 3.1 of PanAmSat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.2	Bylaws of Intelsat Corp (incorporated herein by reference to Exhibit 3.2 of PanAmSat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Intelsat Corp (incorporated by reference to Exhibit 3.1 of Intelsat Corp’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

3.4	Amended and Restated Bylaws of Intelsat Corp.*

4.1	Indenture, dated August 20, 2004, among PanAmSat Corp, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of PanAmSat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.2	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corp, the other Guarantors party thereto and The Bank Of New York (incorporated by reference to Exhibit 4.2 of Intelsat Corp’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.3	Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corp, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein (incorporated herein by reference to Exhibit 4.2 of PanAmSat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat Corp (formerly known as PanAmSat Corp), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.5	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corp, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Corp’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.6	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.7	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.8	Second Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corp and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

Exhibit No.	Document Description
4.9	Supplemental Indenture, dated as of September 27, 2007, among Intelsat Satellite Galaxy 17, Inc., Intelsat Corp, the other Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to Intelsat, Ltd.’s Report on Form 10-Q, File No. 000-50262, filed on November 9, 2007).

10.1	Credit Agreement dated as of August 20, 2004, among PanAmSat Corp, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of PanAmSat Corp’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.2	Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corp on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004 (incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation’s Registration Statement on Form S-4, File No. 333-121423, as filed on November 19, 2004).

10.3	Employment Agreement, dated as of June 28, 2006, between Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.)

10.4	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.5	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corp (formerly known as PanAmSat Corp) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.6	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corp (formerly known as PanAmSat Corp) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.7	Amendment No. 1 to Credit Agreement, dated as of January 19, 2007, among Intelsat Corp (formerly known as PanAmSat Corp) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corp’s Report on Form 8-K, File No. 001-22531, filed on January 25, 2007).

10.8	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.10	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

Exhibit No.	Document Description
10.11	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.12	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.13	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-50262, filed on April 2, 2007).

10.14	Amendment No. 2 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Corp, the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.15	Joinder Agreement, dated as of February 4, 2008, among Intelsat Corp, Credit Suisse, Cayman Islands Branch, and the lenders a party thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

21.1	List of subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.