Form 10-Q
period 2008-03-31
Intelsat CORP
filed 2008-05-15
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 10, 2008, an aggregate of 548 shares of our common stock were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007, the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to March 31, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007, the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to March 31, 2008 (Successor Entity)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4T.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 5.	Other Information	55
Item 6.	Exhibits	56

Signatures		57

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Intelsat” refers to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (3) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (4) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (5) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (6) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (7) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (8) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (9) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, and (10) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

When used in this Quarterly Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms and other similar expressions, are intended to identify forward-looking statements and information.

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

In connection with our acquisition by funds controlled by BC Partners Holdings Limited and Silver Lake Partners as described in this Quarterly Report under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions, factors that may cause results or developments to differ materially from the forward-looking statements made in this Quarterly Report include, but are not limited to:

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk

Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,773	$89,705
Receivables, net of allowance of $9,806 in 2007 and $13,850 in 2008	64,640	57,140
Due from affiliates	—	38,430
Deferred income taxes	32,877	22,768
Prepaid expenses and other current assets	26,407	39,509

Total current assets	205,697	247,552
Satellites and other property and equipment, net	1,918,002	2,530,417
Goodwill	3,734,649	3,315,349
Non-amortizable intangible assets	1,116,600	1,052,470
Amortizable intangible assets, net	267,640	585,241
Deferred charges and other assets, net	186,520	291,036

Total assets	$7,429,108	$8,022,065

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,412	$50,049
Taxes payable	611	2,043
Due to affiliates	25,283	—
Employee related liabilities	38,818	20,368
Customer advances for satellite construction	30,610	21,500
Accrued interest payable	45,150	34,945
Current portion of long-term debt	60,840	69,738
Deferred satellite performance incentives	20,568	20,877
Deferred gains and revenue	29,498	48,294

Total current liabilities	310,790	267,814
Long-term debt, net of current portion	3,386,402	3,313,492
Deferred satellite performance incentives, net of current portion	100,013	104,017
Deferred revenue, net of current portion	19,216	24,343
Deferred income taxes	515,806	839,010
Accrued retirement benefits	17,492	56,723
Deferred credits and other long-term liabilities	135,864	176,098

Commitments and contingencies (see Note 13)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2007 and March 31, 2008	—	—
Paid-in capital	2,902,753	3,237,410
Retained earnings	34,964	3,282
Accumulated other comprehensive income (loss)	5,808	(124)

Total shareholder’s equity	2,943,525	3,240,568

Total liabilities and shareholder’s equity	$7,429,108	$8,022,065

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
Revenue:
Transponder services, satellite-related services and other	$197,349	$71,026	$138,624
Revenue from affiliates	50,096	51,021	37,292

Total revenue	247,445	122,047	175,916

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	37,669	11,152	25,320
Costs from affiliates	14,344	6,858	13,682
Selling, general and administrative	34,373	12,117	17,461
Depreciation and amortization	72,497	26,851	58,288
Restructuring and transaction costs	4,550	62,675	—
Loss on undesignated interest rate swaps	1,832	11,431	18,811

Total operating expenses	165,265	131,084	133,562

Income (loss) from operations	82,180	(9,037)	42,354
Interest expense, net	66,444	21,224	39,255
Other income, net	845	169	1,739

Income (loss) before income taxes	16,581	(30,092)	4,838
Provision for (benefit from) income taxes	4,333	(10,702)	1,556

Net income (loss)	$12,248	$(19,390)	$3,282

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
Cash flows from operating activities:
Net income (loss)	$12,248	$(19,390)	$3,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,497	26,851	58,288
Provision for doubtful accounts	3,124	4,458	(116)
Deferred income taxes	—	(27,756)	—
Gain on disposal of assets	(358)	—	—
Share-based compensation expense	288	61,844	269
Amortization of bond discount and issuance costs	81	156	1,316
Loss on undesignated interest rate swaps	4,173	11,748	19,108
Other non-cash items	1,026	50	787
Changes in operating assets and liabilities, net of effects of the New Sponsors Acquisition:
Receivables	(2,864)	(6,325)	9,482
Prepaid expenses and other assets	2,895	(14,586)	2,401
Accounts payable and accrued liabilities	(18,025)	12,524	(46,085)
Due to/from affiliates	24,158	(28,453)	(8,801)
Accrued retirement benefits	(1,869)	(72)	4
Other long-term liabilities	3,496	19,876	78
Deferred gains and revenue	(2,270)	17,075	3,836

Net cash provided by operating activities	98,600	58,000	43,849

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(117,493)	(14,484)	(22,735)
Capital contribution to Horizons joint venture	—	—	(3,554)

Net cash used in investing activities	(117,493)	(14,484)	(26,289)

Cash flows from financing activities:
Repayments of long-term debt	(14,176)	(162,985)	—
Proceeds from credit facility borrowings	—	150,000	—
Debt issuance costs	(1,500)	—	—
Repayments of funding of capital expenditures by customer	(21,660)	—	(9,362)
Principal payments on deferred satellite performance incentives	(2,326)	(1,246)	(2,702)

Net cash used in financing activities	(39,662)	(14,231)	(12,064)

Effect of exchange rate changes on cash and cash equivalents	88	63	(749)

Net change in cash and cash equivalents	(58,467)	29,348	4,747
Cash and cash equivalents, beginning of period	142,021	81,773	84,958

Cash and cash equivalents, end of period	$83,554	$111,121	$89,705

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$71,292	$21,142	$50,837
Income taxes paid, net	1,484	379	191
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$—	$4,898	$1,096

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2 – Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation (“Intelsat Corp” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires or it is otherwise indicated within these condensed consolidated financial statements, Intelsat Corp and its subsidiaries are referred to as “Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” the “Company,” “we,” “us” and “our.” The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On February 4, 2008, Serafina Acquisition Limited, referred to as Serafina, completed its acquisition of 100% of the equity ownership of the Company’s indirect parent, Intelsat Holdings, Ltd., referred to as Intelsat Holdings, for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 2—Acquisition).

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company has accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and recorded “push-down” accounting to reflect the acquisition of the Company at fair value. The condensed consolidated financial statements presented for the three months ended March 31, 2007 and for the period January 1 to January 31, 2008 are shown under the “predecessor entity.” The condensed consolidated financial statements as of March 31, 2008 and for the period from February 1 to March 31, 2008 show the operations of the “successor entity” from February 1, 2008, the date the successor entity accounted for the New Sponsors Acquisition, through March 31, 2008.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the Company’s undesignated interest rate swaps, income taxes, useful lives of satellites and other property and equipment and recoverability of goodwill and other intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with the Company’s implementation of a new financial reporting system, which was placed in service during the first quarter of 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operational, or administrative). The reclassification did not impact the Company’s previously reported revenue, total operating expenses, income from operations or net income (loss).

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits, the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Company adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 in the first quarter of 2008 did not impact the Company’s condensed consolidated financial statements since the Company has not elected to apply the fair value option to any of its eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. The Company is currently evaluating the requirements of SFAS 160, and the impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the first quarter of 2009.

Fair Value Measurements

SFAS 157, which the Company prospectively adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•	Level 1—unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

•	Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. The Company identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and March 31, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s equity. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net within the Company’s condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income, net, respectively, within the condensed consolidated statements of operations.

The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the SFAS 157 hierarchy framework. The fair value of our marketable securities as of March 31, 2008 was $10.3 million.

As described in Note 10, the Company utilizes interest rate swaps in order to stabilize cash flow exposure related to fluctuations in interest rates. As described in Note 10, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

Note 2    Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings. Although the effective date of the acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company accounted for the acquisition as if it had occurred on February 1, 2008.

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as BC Partners, and certain other investors, collectively referred to as the BCEC Funds. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our indirect parent, is referred to as the New Sponsors Acquisition.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers LLC (collectively referred to as the “Former Sponsors”), sold 100% of

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties, and a $2.15 billion senior unsecured payment-in-kind (referred to as “PIK”) election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and certain other parties.

On February 4, 2008, promptly after the consummation of the New Sponsors Acquisition, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned subsidiary of Intelsat, Ltd., transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an Assignment and Assumption Agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson Holding, Ltd. (“Intelsat Jackson”) became the owner of all of Intelsat Bermuda’s existing assets and the obligor with respect to all of Intelsat Bermuda’s existing liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

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

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”), loans that are term loans to a rate of 1.5% per annum, (ii) on London Interbank Offered Rate (“LIBOR”), loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(c)	add language requiring the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition;

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0; and

(f)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as Lenders and Credit Suisse, Cayman Islands Branch, as administrative agent, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans. Intelsat Corp used these funds to repay a $150.0 million borrowing it made under the revolving credit facility of its senior secured credit facilities to repay its 6 3/8% Senior Secured Notes at maturity on January 15, 2008.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of those notes the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. As a result, on March 5, 2008, the Company offered to purchase for cash any and all of its outstanding 9% Senior Notes due 2014 (the “2014 Corp Notes”) and 9% Senior Notes due 2016 (the “2016 Corp Notes”), at a purchase price of 101% of the principal amount of the notes plus accrued interest to the date of repurchase. On May 2, 2008, the Company announced that it had completed the repurchase of $651.6 million principal amount of its outstanding 2014 Corp Notes and $575.0 million principal amount of its outstanding 2016 Corp Notes. The Company financed these repurchases through borrowings under a $658.1 million term loan due 2014 pursuant to a new senior unsecured credit agreement with certain financial institutions, referred to as the 2014 Unsecured Credit Agreement, and a $580.7 million term loan due 2016 pursuant to a new senior unsecured credit agreement with the same financial institutions, referred to as the 2016 Unsecured Credit Agreement.

In connection with the completion of the New Sponsors Acquisition, the Company recorded $62.7 million of transaction costs within restructuring and transaction costs in its condensed consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) upon consummation of the New Sponsors Acquisition.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS 141. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition. Determining fair values required the Company to make

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, the Company considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. The Company’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows:

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Less: Net assets of Intelsat Holdings, Ltd. and Subsidiaries acquired excluding Intelsat Corp	1,803,825

Purchase price allocated to Intelsat Corp	$3,237,140

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting, is presented below.

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of January 31, 2008		As of February 1, 2008
	(in thousands)
ASSETS
Current assets	$251,114	$(5,780)	$245,334
Satellites and other property and equipment, net	1,903,241	656,630	2,559,871
Goodwill	3,734,649	(419,300)	3,315,349
Non-amortizable intangible assets	1,116,600	(64,130)	1,052,470
Amortizable intangible assets, net	263,276	331,794	595,070
Deferred charges and other assets, net	189,604	105,192	294,796

Total assets	$7,458,484	$604,406	$8,062,890

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$69,738	$—	$69,738
Other current liabilities	243,943	5,984	249,927

Total current liabilities	313,681	5,984	319,665
Long-term debt, net of current portion	3,364,414	(51,499)	3,312,915
Deferred income taxes	492,499	346,511	839,010
Other non-current liabilities	301,967	52,193	354,160

Total liabilities	4,472,561	353,189	4,825,750
Total shareholder’s equity	2,985,923	251,217	3,237,140

Total liabilities and shareholder’s equity	$7,458,484	$604,406	$8,062,890

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards.

Certain employees of Intelsat Global Service Corporation (“IGSC”) who were transferred to Intelsat Corp following the completion of the acquisition of PanAmSat Holdco by Intelsat Bermuda on July 3, 2006 (referred to, together with related transactions, as the “Intelsat Acquisition Transactions”) previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would remain outstanding for 180 days and would vest if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee was terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would be at a price of the lesser of fair value or $2.15 per share.

Prior to the completion of the New Sponsors Acquisition, the Company had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. The Company recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of the Company’s indirect parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in the Company’s condensed consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of the Company’s indirect parent, Intelsat Holdings.

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting and modification of these awards upon the consummation of the acquisition, the Company recorded compensation expense of approximately $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, all unvested shares were exchanged for an equivalent value of unvested shares of Intelsat Global (“exchange shares”) based on a fair value of $100.00 per share. These exchange share grants continue to be classified as a liability of the Company’s indirect parent, Intelsat Holdings, due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. During the successor period February 1, 2008 to March 31, 2008, the Company recorded compensation expense of approximately $0.3 million related to the exchange shares.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

A summary of the changes in Intelsat Holdings’ non-vested restricted shares during the predecessor period January 1 through January 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2008	65,111	$2.15
Vested January 1 through January 31, 2008	(49,646)	$2.15

Total non-vested restricted shares at January 31, 2008	15,465	$2.15

A summary of the changes in Serafina Holdings non-vested shares during the successor period February 1 through March 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	61,906	$100.00
Vested February 1 through March 31, 2008	(2,692)	$100.00

Total non-vested restricted shares at March 31, 2008	59,214	$100.00

The non-vested shares have a remaining weighted average vesting period of 22 months.

(b) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into SCAs with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee.

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled the Company to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

In connection with the Intelsat Acquisition Transactions, two executives of Intelsat Corp prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued, and the SCAs were to vest in annual installments through August 2009. In the case of one of the executives, the SCA was deemed a grant of options to purchase Intelsat Holdings common shares under SFAS 123R.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, the Company recorded expense of approximately $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Serafina Holdings, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS 123R.

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans during the three months ended March 31, 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, the Company assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. The Company recorded compensation expense over the remaining vesting period following the conversion to deferred compensation. The Company recorded compensation expense of $0.7 million during the three months ended March 31, 2007. As of December 31, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

Following the completion of the acquisition of PanAmSat Holding Corporation by Intelsat Bermuda on July 3, 2006, substantially all of the employees of IGSC were transferred to the Company pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties developed and implemented integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the liability for IGSC’s postretirement health insurance plan would transfer to Intelsat Corp for all active participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse Intelsat Corp for a fraction of the future cash contributions required, if any, to the Intelsat Staff Retirement Plan. IGSC was not required to make any contributions in 2007. The Company does not currently expect that it will be required to make any such contributions during 2008. Furthermore, the Company does not expect to make any contributions to its postretirement health insurance plan, which is an unfunded plan.

Adoption of SFAS 158. On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. Changes in fair value of plan assets and benefit obligation arising during 2008 are recognized in accumulated other comprehensive income (loss).

On January 1, 2008 the Company adopted the measurement provision of SFAS 158 utilizing a 15 month model for transition. Accordingly, the Company used its September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths or $0.2 million (net of tax) of such costs as an adjustment to retained earnings in January 2008.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Net periodic pension benefit included the following components for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008:

	Pension Benefits
	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1 to January 31, 2008	Period February 1 to March 31, 2008
Service cost	$809	$217	$414
Interest cost	4,440	1,621	3,376
Expected return on plan assets	(5,890)	(2,014)	(3,850)
Amortization of unrecognized prior service cost	(98)	(26)	—
Amortization of unrecognized net loss	—	18	—

Total benefit	$(739)	$(184)	$(60)

Net periodic other postretirement benefits costs included the following components for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008:

	Other Postretirement Benefits
	Predecessor Entity		Successor Entity
	Three months Ended March 31, 2007	Period January 1 to January 31, 2008	Period February 1 to March 31, 2008
Service cost	$238	$55	$100
Interest cost	104	43	85
Amortization of unrecognized net gain	(19)	(18)	—

Total costs	$323	$80	$185

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed was an increase to the projected benefit obligation of $39.6 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2 – Acquisition).

(b) Other Retirement Plans

Intelsat Corp offers two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for its employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP and RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. The Company matches 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, the Company provides a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. The Company recognized compensation expense of $1.5 million, $0.4 million and $1.0 million, respectively, for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

Note 5    Receivables

Receivables were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Service charges:
Billed	$67,167	$64,277
Unbilled	5,009	5,298
Other	2,270	1,415
Allowance for doubtful accounts	(9,806)	(13,850)

Total	$64,640	$57,140

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat Corp satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Satellites and launch vehicles	$2,066,475	$2,377,756
Information systems and ground segment	132,223	108,674
Buildings and other	83,431	92,446

Total cost	2,282,129	2,578,876
Less: accumulated depreciation	(364,127)	(48,459)

Total	$1,918,002	$2,530,417

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Satellites and other property and equipment as of December 31, 2007 and March 31, 2008 included construction-in-progress of $287.0 million and $318.8 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $7.3 million, $1.9 million and $4.4 million were capitalized for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. Carrying amounts as of March 31, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2 – Acquisition).

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

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company accounts for its investment using the equity method of accounting. The Company’s share of results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million, $0.02 million and $0.1 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. The investment balance of $19.1 million and $18.6 million as of December 31, 2007 and March 31, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2 – Acquisition).

On August 1, 2005, the Company formed a second satellite joint investment with JSAT International (“JSAT”) that built and launched a Ku-band satellite in December 2007 to operate at 74.05 degrees west longitude, referred to as Horizons–2. The Horizons-2 satellite entered into service in February 2008. The satellite will support digital video, high-definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $193.1 million as of March 31, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizon-2’s loan agreement with a third-party lender. Pursuant to this agreement, the Company made a contribution of $3.6 million in March 2008. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, the Company has recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Company’s investment is being accounted for using the equity method. As of December 31, 2007 and March 31, 2008, the investment balance of $83.0 million and $80.5 million, respectively, was included within deferred charges and other assets, net and the Company has recorded a liability of $83.0 million and $76.9 million as of December 31, 2007 and March 31, 2008, respectively, included within deferred credits and other long-term liabilities in the condensed consolidated balance sheets in relation to the future funding of this investment in Horizons-2. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the liability balance related to the Company’s investment in Horizons-2 (see Note 2 – Acquisition).

The Company also provides certain services to the joint venture and utilizes capacity from the joint venture (see Note 15(c) – Related Party Transactions).

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2 – Acquisition, in connection with the New Sponsors Acquisition, a preliminary allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed in connection with the New Sponsors Acquisition, including revaluation of the Company’s intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Goodwill	$3,734,649	$3,315,349
Tradename	$—	$21,970
Orbital locations	$1,116,600	$1,030,500

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following:

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$205,400	$(60,305)	$145,095	$391,770	$(9,625)	$382,145
Customer relationships	140,800	(18,255)	122,545	203,300	(204)	203,096

Total	$346,200	$(78,560)	$267,640	$595,070	$(9,829)	$585,241

The difference between gross carrying amounts at December 31, 2007 and March 31, 2008 is due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2 – Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of March 31, 2008, backlog and other and customer relationships had weighted average useful lives of 5 years and 16 years,

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

respectively. The Company recorded amortization expense of $13.1 million, $4.4 million and $9.8 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

Note 9    Long Term Debt

The carrying amounts of notes payable and long-term debt were as follows:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of March 31, 2008
Senior Secured Credit Facilities, due January 2014	$1,618,749	$1,764,661
Unamortized discount on Senior Secured Credit Facilities due January 2014	—	(14,658)
Senior Secured Credit Facilities, due July 2012	320,319	311,421
9% Senior Notes due August 2014	656,320	656,320
Unamortized premium (discount) on 9% Senior Notes due 2014	14,980	(6,440)
9% Senior Notes due January 2016	575,000	575,000
Unamortized discount on 9% Senior Notes due 2016	—	(2,837)
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,237)

Total Intelsat Corp obligations	3,447,242	3,383,230

Less: current portion of long-term debt	60,840	69,738

Total long-term debt, excluding current portion	$3,386,402	$3,313,492

New Sponsors Acquisition

In connection with the consummation of the New Sponsors Acquisition on February 4, 2008, the Company entered into an amendment and a joinder to its existing credit agreement to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries that contain change of control provisions (see Note 2—Acquisition).

In connection with the New Sponsors Acquisition, the Company’s pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $51.5 million to the carrying value of the debt. This difference between the newly allocated fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt. The amortization in the successor period February 1, 2008 to March 31, 2008 increased interest expense by approximately $0.6 million.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

Debt Repayment

On January 15, 2008, the Company repaid at maturity its $150.0 million of 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of its existing senior secured credit facilities. This revolver borrowing was subsequently repaid on February 4, 2008 using funds borrowed under a $150.0 million Incremental Tranche B-2 Term Loan and cash on hand (see Note 2 – Acquisition).

Change of Control Offers

As discussed in Note 2 – Acquisition, the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of those notes the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. This provision relates to the 2014 Corp Notes and 2016 Corp Notes. Each indenture or agreement requires that an offer to repurchase the obligation must be made by the issuer within a stipulated period of time after the date of the change in control and that the repurchase date of each such change of control offer must be within a stipulated period of time after the date notice of such change of control offer is mailed to holders of such notes. Therefore, as of the acquisition date, the Company was not able to estimate the amount of debt which would be tendered to the Company for repurchase as a result of the change in control provisions, and the related premium over the principal amounts that the Company would be required to pay to redeem the debt. However, as this contingency is resolved over the stipulated time periods, the Company will make additional purchase accounting adjustments to reflect the difference between the actual amounts paid by the Company to repurchase the debt (including the related premiums over principal amounts of the debt) and the estimated fair values recorded in connection with the preliminary allocation of the purchase price, which will likely increase goodwill. These adjustments will be recorded at the time the contingency is resolved.

On May 2, 2008, Intelsat Corp completed the repurchase of $651.6 million principal amount of its outstanding 2014 Corp Notes and $575.0 million principal amount of its outstanding 2016 Corp Notes. The Company financed these repurchases as discussed below.

On May 2, 2008, the Company borrowed $658.1 million under a senior unsecured term loan due 2014, referred to as the 2014 Corp Term Loan, pursuant to the 2014 Unsecured Credit Agreement. The Company used the proceeds of the 2014 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2014 Corp Notes and to pay associated fees and expenses. The interest rate on the 2014 Corp Term Loan is fixed at 9 1/4%. Interest on the 2014 Corp Term Loan is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2008. The Company may prepay some or all of the 2014 Corp Term Loan at any time prior to August 15, 2009, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2014 Unsecured Credit Agreement. Thereafter, the Company may prepay some or all of the 2014 Corp Term Loan at the applicable prepayment prices set forth in the 2014 Unsecured Credit Agreement. The 2014 Corp Term Loan is guaranteed by certain of the Company’s U.S. subsidiaries.

On May 2, 2008, the Company also borrowed $580.7 million under a senior unsecured term loan due 2016, referred to as the 2016 Corp Term Loan, pursuant to the 2016 Unsecured Credit Agreement. The Company used the proceeds of the 2016 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2016 Corp Notes and to pay associated fees and expenses. The interest rate on the 2016 Corp Term Loan is fixed at 9 1/4%. Interest on the 2016 Corp Term Loan is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2008. The Company may prepay some or all of the 2016 Corp Term Loan at any time prior to June 15, 2011, at a price equal to 100% of the principal amount thereof plus the make-whole premium

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

described in the 2016 Unsecured Credit Agreement. Thereafter, the Company may prepay some or all of the 2016 Corp Term Loan at the applicable prepayment prices set forth in the 2016 Unsecured Credit Agreement. In addition, until June 15, 2009, the Company may redeem up to 35% of the 2016 Corp Term Loan with the proceeds of certain equity offerings and capital contributions. The 2016 Corp Term Loan is guaranteed by certain U.S. subsidiaries of the Company.

Availability Under the Senior Secured Credit Facilities

As of March 31, 2008, the Company had outstanding letters of credit of $2.1 million and the revolving credit facility was undrawn. The Company’s revolving credit facility was drawn upon and repaid as discussed above (see Note 2 – Acquisition). Under terms of the credit agreements governing Intelsat Sub Holdco’s and Intelsat Corp’s senior secured credit facilities, the direct borrowers under their respective senior secured credit facilities had $240.0 million (net of standby letters of credit) and $172.9 million (net of standby letters of credit), respectively, of availability under their senior secured credit facilities.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of March 31, 2008, the Company held interest rate swaps with a notional aggregate amount of $1.90 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under the Company’s senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest.

In February 2008, the Company entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $1.27 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

On March 14, 2005, the Company entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. The Company does not anticipate non-performance by the counterparties.

The fair value of the interest rate swaps reflects the estimated amounts that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

terms for interest payments and contract maturity. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the SFAS 157 hierarchy framework.

All of these interest rate swaps were undesignated as of March 31, 2008. The agreements have been marked-to-market and the change in the fair value of the agreements is recorded within loss on undesignated interest rate swaps in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the net change in the fair value of the interest rate swaps and the related interest, net was $1.8 million, $11.4 million and $18.8 million, respectively.

As of December 31, 2007 and March 31, 2008, $14.2 million and $45.4 million, respectively, was included in other long-term liabilities within the Company’s condensed consolidated balance sheets related to the fair value of the interest rate swaps. On March 31, 2008, the rate we would pay averaged 4.0% and the rate we would receive averaged 2.9%.

Note 11    Income Taxes

The Company is included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, the Company accounts for income taxes using the separate return method pursuant to SFAS No. 109, Accounting for Income Taxes.

The differences in the Company’s effective tax rate for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008 is primarily the result of changes in the benefits claimed under the extraterritorial income exclusion, non-deductible stock compensation expenses and a reduction in projected book income for Intelsat Corp for 2008. These items are the primary drivers in the differences between the U.S. statutory income tax rate of 35% and the effective tax rates of 26.1%, 35.6% and 32.2% for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008 respectively.

Tax Contingency

Prior to August 20, 2004, the Company joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. federal income tax return. In April 2004, the Company entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among the Company and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify the Company for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from the Company regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes the Company is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify the Company for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization,

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, the Company’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of both December 31, 2007 and March 31, 2008, the Company has recorded a tax indemnification receivable related to these periods of $6.8 million.

In December 2007, the Company received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. The Company paid the assessment on January 8, 2008. The Company and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million. Once The DIRECTV Group pays the Company this amount, the indemnity with respect to India will be satisfied.

On October 25, 2007, Intelsat Corp was notified by The DIRECTV Group that the IRS had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of Intelsat Corp’s tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

As of December 31, 2007 and March 31, 2008, the Company’s gross unrecognized tax benefits were $20.8 million and $20.2 million, respectively (including interest and penalties), of which $5.7 million, if recognized, would affect the Company’s effective tax rate. There are no similar amounts at March 31, 2008 as a result of the New Sponsors Acquisition.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transaction as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were $4.6 million and $62.7 million for the three months ended March 31, 2007 and for the predecessor period January 1, 2008 to January 31, 2008, respectively. No comparable amounts were recorded for the successor period February 1, 2008 to March 31, 2008 (see Note 2 – Acquisition).

(a) Facilities Restructuring Plans

The restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions includes the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, the Company consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. A liability of $6.3 million and $5.0 million as of December 31, 2007 and March 31, 2008, respectively, is included in other long-term liabilities in the condensed consolidated balance sheets.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. Approximately $4.6 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to these plans during the three months ended March 31, 2007, with no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to March 31, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A liability of $6.3 million and $2.3 million as of December 31, 2007 and March 31, 2008, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at March 31, 2008 is expected to be paid during 2008.

The following table summarizes the recorded accruals which are included in employee related liabilities and other long-term liabilities in the condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.3	$6.3	$12.6
Net cash payments	(0.1)	(3.0)	(3.1)

Balance at January 31, 2008	$6.2	$3.3	$9.5

Successor entity
Balance at February 1, 2008	$6.2	$3.3	$9.5
Net cash payments	(0.6)	(1.0)	(1.6)
Other adjustments	(0.6)	—	(0.6)

Balance at March 31, 2008	$5.0	$2.3	$7.3

No additional costs related to the facilities restructuring plans or the workforce restructuring plan are expected to be incurred.

Note 13    Contingencies

(a) Insurance

As of March 31, 2008, the Company had in effect in-orbit insurance policies covering four satellites with an insured value of $377.9 million and an aggregate net book value of $638.5 million. The Company had 21 uninsured satellites in orbit as of March 31, 2008 with a net book value in the aggregate of $1.4 billion. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, referred to as Significant Exclusion Policies. The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain staion-kept orbit until approximately 2016.

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

(c) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments owed by the Company pursuant to satellite construction contracts.

Note 14    Business and Geographic Segment Information

The Company operates in a single industry segment, in which it provides satellite services to its communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. The Company’s satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of the Company’s remaining assets, substantially all are located in the United States. The geographic distribution of the Company’s revenue was as follows:

	Predecessor Entity		Successor Entity
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008
North America	69%	78%	70%
Latin America and Caribbean	12%	9%	11%
Africa and Middle East	8%	6%	8%
Asia Pacific	7%	4%	6%
Europe	4%	3%	5%

Approximately 9%, 18% and 14% of the Company’s transponder services, satellite-related services and other revenue was derived from its largest customer during the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively. The ten largest customers accounted for approximately 46%, 50% and 47% of the Company’s transponder services, satellite-related services and other revenue for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

For the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, revenues were derived from the following services:

	Predecessor Entity				Successor Entity
	Three Months Ended March 31, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to March 31, 2008
	(in thousands, except percentages)
Transponder services	$180,116	73%	$64,406	53%	$123,652	70%
Managed services	11,433	5%	4,437	4%	8,916	5%
Mobile satellite services and other	5,800	2%	2,183	2%	6,056	4%

Subtotal	197,349	80%	71,026	59%	138,624	79%
Revenue from affiliates	50,096	20%	51,021	41%	37,292	21%

Total	$247,445	100%	$122,047	100%	$175,916	100%

Note 15    Related Party Transactions

(a) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including PanAmSat Holdco and Intelsat Corp, entered into a Master Intercompany Services Agreement, or MISA, pursuant to which these entities provide services to each other. In each case, services will be provided on terms that the Company believes are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the Company recorded revenue of $12.0 million, $6.9 million and $15.8 million, respectively, related to capacity purchased from the Company by other subsidiaries of Intelsat Holdings. For the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the Company also recorded revenue of $38.1 million, $44.1 million and $21.5 million, respectively, related to services provided by the Company to other subsidiaries of Intelsat Holdings in accordance with the MISA, and recognized $14.3 million, $6.9 million and $13.7 million, respectively, of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. As of December 31, 2007 and March 31, 2008, the Company had a net payable of $25.3 million to, and a net receivable of $38.4 million from, subsidiaries of Intelsat Holdings, respectively.

(b) Sponsor Investment

Apollo Management L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC, referred to as HNS. HNS is one of the Company’s largest network services customers. The Company recorded $18.1 million and $5.9 million of revenue during the three months ended March 31, 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

of December 31, 2007 and January 31, 2008 was $9.5 million and $6.8 million, respectively. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

(c) Horizons

The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting (see Note 7 – Investments). During the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, the Company recorded expenses of $1.0 million, $0.3 million and $0.6 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, the Company provides tracking, telemetry and control and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.2 million, $0.1 million and $0.1 million during the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively.

In March 2007, the Company entered into an agreement with Horizons-2, an affiliate of the Company, to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. This vehicle is currently planned to be used for the launch of the Company’s IS-15 satellite.

In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, the Company made a contribution of $3.6 million in March 2008.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company recognizes revenue under this JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $3.8 million, $1.1 million and $2.3 million for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008, respectively, for the amounts owed to JSAT. The payable due to JSAT was $2.5 million and $1.6 million as of December 31, 2007 and March 31, 2008, respectively.

The Company also has a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite, which went into service in February 2008. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $0.8 million for the successor period February 1, 2008 to March 31, 2008, for the amounts owed to JSAT. The payable due to JSAT was $0.7 million as of March 31, 2008. There was no Horizons-2 revenue during the three months ended March 31, 2007 or the predecessor period January 1, 2008 to January 31, 2008.

Note 16    Subsequent Event

As discussed in Note 2 – Acquisition, the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of those notes the right to require the issuer to repurchase those notes at 101% of their principal amount, plus accrued interest to

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

March 31, 2008

(in thousands, except percentages, share and per share amounts and where otherwise noted)

the date of repurchase. Pursuant to the change of control provisions, on May 2, 2008, the Company repurchased certain of its outstanding debt obligations using funds borrowed under a $658.1 million senior unsecured term loan due August 15, 2014 and a $580.7 million senior unsecured term loan due June 15, 2016 (see Note 9 – Long Term Debt).

Note 17    Supplemental Consolidating Financial Information

The 2014 Corp Notes and the 2016 Corp Notes are unconditionally guaranteed by certain of the Company’s domestic subsidiaries. The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.

The 2014 Corp Notes and the 2016 Corp Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of Intelsat Corp’s existing and certain subsequently acquired or organized domestic restricted subsidiaries. These subsidiaries are guarantors of the 2014 Corp Notes and the 2016 Corp Notes. As a result, the Company is required to present condensed consolidating financial information for the Company and these domestic restricted subsidiaries within the notes to its consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2007 and March 31, 2008 and for the three months ended March 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to March 31, 2008.

The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,861	$27	$30,817	$—	$89,705
Receivables, net	49,779	2,128	5,233	—	57,140
Due from affiliates	—	122,720	—	(84,290)	38,430
Deferred income taxes	22,511	—	257	—	22,768
Prepaid expenses and other current assets	39,315	123	74	(3)	39,509

Total current assets	170,466	124,998	36,381	(84,293)	247,552
Satellites and other property and equipment, net	491,323	1,923,551	115,543	—	2,530,417
Goodwill	3,315,349	—	—	—	3,315,349
Non-amortizable intangible assets	21,970	1,030,500	—	—	1,052,470
Amortizable intangible assets, net	7,341	577,900	—	—	585,241
Deferred charges and other assets, net	259,537	1,041	4,322	(74,003)	190,897
Intercompany loan receivable	175,733	—	—	(175,733)	—
Investment in affiliates and subsidiaries	2,797,408	—	—	(2,697,269)	100,139

Total assets	$7,239,127	$3,657,990	$156,246	$(3,031,298)	$8,022,065

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$91,678	$240	$2,045	$(3)	$93,960
Due to affiliates	68,807	—	1,255	(70,062)	—
Accrued interest payable	34,804	3,132	11,237	(14,228)	34,945
Current portion of long-term debt	69,738	—	—	—	69,738
Deferred satellite performance incentives	20,077	—	800	—	20,877
Deferred gains and revenue	46,457	1,528	309	—	48,294

Total current liabilities	331,561	4,900	15,646	(84,293)	267,814
Long-term debt, net of current portion	3,313,492	—	—	—	3,313,492
Intercompany loan payable	—	139,588	36,145	(175,733)	—
Deferred satellite performance incentives, net of current portion	97,809	—	6,208	—	104,017
Deferred revenue, net of current portion	24,343	—	—	—	24,343
Deferred income taxes	—	892,158	20,855	(74,003)	839,010
Accrued retirement benefits	56,723	—	—	—	56,723
Deferred credits and other long-term liabilities	174,631	1,259	208	—	176,098
Shareholder’s equity:
Ordinary Shares	—	—	—	—	—
Other shareholder’s equity	3,240,568	2,620,085	77,184	(2,697,269)	3,240,568

Total liabilities and shareholder’s equity	$7,239,127	$3,657,990	$156,246	$(3,031,298)	$8,022,065

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$212,313	$173,264	$10,136	$(198,364)	$197,349
Revenue from affiliates	50,096	—	—	—	50,096

Total revenue	262,409	173,264	10,136	(198,364)	247,445

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	212,003	22,777	1,253	(198,364)	37,669
Cost from affiliates	860	12,921	563	—	14,344
Selling, general and administrative	31,556	1,258	1,559	—	34,373
Depreciation and amortization	8,624	61,629	2,244	—	72,497
Restructuring and transaction costs	4,454	—	96	—	4,550
Loss on undesignated interest rate swap	1,832	—	—	—	1,832

Total operating expenses	259,329	98,585	5,715	(198,364)	165,265

Income from operations	3,080	74,679	4,421	—	82,180
Interest expense, net	46,557	18,674	1,213	—	66,444
Subsidiary income	37,780	—	—	(37,780)	—
Other income, net	696	—	149	—	845

Income (loss) before income taxes	(5,001)	56,005	3,357	(37,780)	16,581
Provision for (benefit from) income taxes	(17,249)	20,498	1,084	—	4,333

Net income	$12,248	$35,507	$2,273	$(37,780)	$12,248

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$91,276	$46,057	$3,780	$(70,087)	$71,026
Revenue from affiliates	51,021	—	—	—	51,021

Total revenue	142,297	46,057	3,780	(70,087)	122,047

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	58,056	22,239	944	(70,087)	11,152
Costs from affiliates	3,966	2,780	112	—	6,858
Selling, general and administrative	11,149	136	832	—	12,117
Depreciation and amortization	3,298	22,798	755	—	26,851
Restructuring and transaction costs	62,245	—	430	—	62,675
Loss on undesignated interest rate swaps	11,431	—	—	—	11,431

Total operating expenses	150,145	47,953	3,073	(70,087)	131,084

Income (loss) from operations	(7,848)	(1,896)	707	—	(9,037)
Interest expense (income), net	20,713	(206)	717	—	21,224
Subsidiary loss	(781)	—	—	781	—
Other income, net	165	—	4	—	169

Loss before income taxes	(29,177)	(1,690)	(6)	781	(30,092)
Benefit from income taxes	(9,787)	(826)	(89)	—	(10,702)

Net income (loss)	$(19,390)	$(864)	$83	$781	$(19,390)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$144,053	$121,897	$9,356	$(136,682)	$138,624
Revenue from affiliates	37,292	—	—	—	37,292

Total revenue	181,345	121,897	9,356	(136,682)	175,916

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	151,050	10,401	551	(136,682)	25,320
Costs from affiliates	9,051	4,444	187	—	13,682
Selling, general and administrative	14,893	168	2,400	—	17,461
Depreciation and amortization	7,377	48,446	2,465	—	58,288
Loss on undesignated interest rate swaps	18,811	—	—	—	18,811

Total operating expenses	201,182	63,459	5,603	(136,682)	133,562

Income (loss) from operations	(19,837)	58,438	3,753	—	42,354
Interest expense (income), net	39,858	(1,537)	934	—	39,255
Subsidiary income	40,925	—	—	(40,925)	—
Other income (expense), net	869	(15)	885	—	1,739

Income (loss) before income taxes	(17,901)	59,960	3,704	(40,925)	4,838
Provision for (benefit from) income taxes	(21,183)	21,341	1,398	—	1,556

Net income	$3,282	$38,619	$2,306	$(40,925)	$3,282

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$84,323	$964	$13,313	$—	$98,600

Cash flows from investing activities:
Payments for satellites and other property and equipment	(117,493)	—	—	—	(117,493)

Net cash used in investing activities	(117,493)	—	—	—	(117,493)

Cash flows from financing activities:
Repayments of long-term debt	(14,176)	—	—	—	(14,176)
Debt issuance costs	(1,500)	—	—	—	(1,500)
Repayments of funding of capital expenditures by customer	(21,660)	—	—	—	(21,660)
Principal payments on deferred satellite performance incentives	(2,284)	(42)	—	—	(2,326)

Net cash used in financing activities	(39,620)	(42)	—	—	(39,662)

Effect of exchange rate changes on cash and cash equivalents	85	(2)	5	—	88

Net change in cash and cash equivalents	(72,705)	920	13,318	—	(58,467)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$61,387	$920	$21,247	$—	$83,554

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$52,767	$—	$5,233	$—	$58,000

Cash flows from investing activities:
Payments for satellites and other property and equipment	(14,484)	—	—	—	(14,484)
Dividends from affiliates	5,511	—	—	(5,511)	—

Net cash used in investing activities	(8,973)	—	—	(5,511)	(14,484)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	—	—	—	(162,985)
Proceeds from credit facility borrowings	150,000	—	—	—	150,000
Dividends to shareholder	—	—	(5,511)	5,511	—
Principal payments on deferred satellite performance incentives	(1,246)	—	—	—	(1,246)

Net cash used in financing activities	(14,231)	—	(5,511)	5,511	(14,231)

Effect of exchange rate changes on cash and cash equivalents	59	—	4	—	63

Net change in cash and cash equivalents	29,622	—	(274)	—	29,348
Cash and cash equivalents, beginning of period	62,593	—	19,180	—	81,773

Cash and cash equivalents, end of period	$92,215	$—	$18,906	$—	$111,121

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$30,904	$12	$12,933	$—	$43,849

Cash flows from investing activities:
Payments for satellites and other property and equipment	(22,735)	—	—	—	(22,735)
Capital contribution to Horizons joint venture	(3,554)	—	—	—	(3,554)

Net cash used in investing activities	(26,289)	—	—	—	(26,289)

Cash flows from financing activities:
Repayments of funding of capital expenditures by customer	(9,362)	—	—	—	(9,362)
Principal payments on deferred satellite performance incentives	(2,568)	—	(134)	—	(2,702)

Net cash used in financing activities	(11,930)	—	(134)	—	(12,064)

Effect of exchange rate changes on cash and cash equivalents	123	15	(887)	—	(749)

Net change in cash and cash equivalents	(7,192)	27	11,912	—	4,747
Cash and cash equivalents, beginning of period	66,053	—	18,905	—	84,958

Cash and cash equivalents, end of period	$58,861	$27	$30,817	$—	$89,705

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and their notes included elsewhere in this Quarterly Report. The following discussion and analysis relates to periods both prior to and after the completion of the New Sponsors Acquisition, as defined below, which was completed on February 4, 2008. See “Forward-Looking Statements” for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Quarterly Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report are to, and all monetary amounts in this Quarterly Report are presented in, U.S. dollars.

Overview

We operate as a fully integrated subsidiary of Intelsat, Ltd., our indirect parent. We provide service on a global fleet of 26 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat, Ltd. for a combined fleet of 53 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for over 1,800 customers. Our combined company has one of the largest, most flexible and most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, pursuant to a share purchase agreement, dated as of June 19, 2007, referred to as the BC Share Purchase Agreement, by and among certain shareholders of Intelsat Holdings, Serafina Holdings and Serafina, Serafina acquired 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition. The aggregate cash purchase price for all of the equity securities of Intelsat Holdings was approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management), consisting of the funds advised by or associated with Apax Partners Worldwide LLP and Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited, and Permira Advisers LLC, referred to collectively as the Former Sponsors, sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

The New Sponsors Acquisition has been accounted for by Intelsat Holdings under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As a result, the purchase price and related costs have been preliminarily allocated to the assets acquired and liabilities assumed at the time of the acquisition based on their estimated fair value. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase price paid to acquire Intelsat Holdings and related purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements and have resulted in a new basis of accounting for the “successor” period beginning after the consummation of the New Sponsors Acquisition. Going forward, we expect our depreciation and amortization expense to increase, primarily due to the fair value adjustments increasing the carrying value of our satellites and other property and equipment and amortizable intangible assets. We also expect our interest expense to increase significantly as a result of the amortization of the net discount applied to the face value of our outstanding long-term debt due to the estimated fair value of our existing long-term debt being less than its book value.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

On February 4, 2008, in order to finance in part the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, or the Senior Bridge Loan Credit Agreement, and under a $2.15 billion senior unsecured payment-in-kind (“PIK”) election bridge loan credit agreement, or the PIK Election Bridge Loan Credit Agreement, and together with the Senior Bridge Loan Credit Agreement, referred to collectively as the Bridge Loan Credit Agreements.

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

On February 4, 2008, immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a commitment letter it had entered into with certain banks relating to the financing of the New Sponsors Acquisition, referred to as the Financing Commitment Letter. As a result, Intelsat Bermuda is now the obligor under the Bridge Loan Credit Agreements.

In connection with the New Sponsors Acquisition, we entered into an amendment to our existing senior secured credit facility, which became effective on February 4, 2008. We also borrowed $150.0 million under a new incremental term loan under our senior secured credit facility. This amendment and the new term loan are described below under —Liquidity and Capital Resources—Secured Credit Agreement Amendments. We refer to the New Sponsors Acquisition and all of the transactions described above collectively as the New Sponsors Acquisition Transactions.

The consummation of the New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase those notes at 101% of their principal amount, plus accrued interest to the date of repurchase. On March 5, 2008, we offered to purchase for cash any and all of our outstanding 9% Senior Notes due 2014, referred to as the 2014 Corp Notes, and 9% Senior Notes due 2016, referred to as the 2016 Corp Notes, in each case at a purchase price of 101% of the principal amount of such notes plus accrued interest to the date of repurchase. On May 2, 2008, we completed the repurchase of $651.6 million principal amount of our outstanding 2014 Corp Notes and $575.0 million principal amount of our outstanding 2016 Corp Notes. We financed the repurchase of the 2014 Corp Notes and the 2016 Corp Notes through borrowings under a $658.1 million term loan due 2014 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2014 Unsecured Credit Agreement, and a $580.7 million term loan due 2016 pursuant to a new 9 1/4% Senior Unsecured Credit Agreement, referred to as the 2016 Unsecured Credit Agreement, respectively. We may engage in open market purchases of these notes after the expiration or consummation of the applicable change of control offer.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $62.7 million during the first quarter of 2008 (see Note 2 – Acquisition). All unvested restricted shares and unvested SCAs were exchanged for an equivalent value of unvested restricted shares and unvested SCAs respectively, of Intelsat Global at a fair value of $100.00 per share. These share grants continue to be classified as a liability of the Company’s parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123R, Share-Based Payments.

Results of Operations

Three Months Ended March 31, 2007 and the Combined Three Months Ended March 31, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined three months ended March 31, 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to March 31, 2008. As a result of the New Sponsors Acquisition, the reported results of operations for the three months ended March 31, 2007 and the combined three months ended March 31, 2008 are not necessarily comparable primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to March 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for the combined three months ended March 31, 2008 compared to the three months ended March 31, 2007. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$138,624	$209,650
Revenue from affiliates	51,021	37,292	88,313

Total revenue	122,047	175,916	297,963

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	25,320	36,472
Costs from affiliates	6,858	13,682	20,540
Selling, general and administrative	12,117	17,461	29,578
Depreciation and amortization	26,851	58,288	85,139
Restructuring and transaction costs	62,675	—	62,675
Loss on undesignated interest rate swaps	11,431	18,811	30,242

Total operating expenses	131,084	133,562	264,646

Income (loss) from operations	(9,037)	42,354	33,317
Interest expense, net	21,224	39,255	60,479
Other income, net	169	1,739	1,908

Income (loss) before income taxes	(30,092)	4,838	(25,254)
Provision for (benefit from) income taxes	(10,702)	1,556	(9,146)

Net income (loss)	$(19,390)	$3,282	$(16,108)

The following table sets forth our comparative statements of operations for the three months ended March 31, 2007 and the combined three months ended March 31, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended March 31, 2007	Combined	Combined Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
		Three Months Ended March 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$197,349	$209,650	$12,301	6%
Revenue from affiliates	50,096	88,313	38,217	76

Total revenue	247,445	297,963	50,518	20

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	37,669	36,472	(1,197)	(3)
Costs from affiliates	14,344	20,540	6,196	43
Selling, general and administrative	34,373	29,578	(4,795)	(14)
Depreciation and amortization	72,497	85,139	12,642	17
Restructuring and transaction costs	4,550	62,675	58,125	NM
Loss on undesignated interest rate swaps	1,832	30,242	28,410	NM

Total operating expenses	165,265	264,646	99,381	60

Income from operations	82,180	33,317	(48,863)	(59)
Interest expense, net	66,444	60,479	(5,965)	(9)
Other income, net	845	1,908	1,063	126

Income (loss) before income taxes	16,581	(25,254)	(41,835)	(252)
Provision for (benefit from) income taxes	4,333	(9,146)	(13,479)	(311)

Net income (loss)	$12,248	$(16,108)	$(28,356)	(232)%

Income from Operations

Our income from operations decreased by $48.9 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This was due primarily to the following:

•

a net $58.1 million increase in restructuring and transaction costs, which in 2008 consisted of $62.7 million of costs related to the sale or cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition;

•	a $28.4 million increase in loss on undesignated interest rate swaps; and

•

a $12.6 million increase in depreciation and amortization as a result of fair value adjustments recorded in conjunction with the New Sponsors Acquisition and an additional satellite being placed in service; partially offset by

•

a $50.5 million increase in revenue, including a $38.2 million increase in revenue from affiliates primarily attributable to the transaction costs described above that were incurred by Intelsat Corp and billed in part to other subsidiaries of Intelsat Holdings under our master intercompany services agreement, or MISA.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended March 31, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to March 31, 2008 and the combined three months ended March 31, 2008 with the increase and percentage changes between the three months ended March 31, 2007 and the combined three months ended March 31, 2008:

	Predecessor Entity		Successor Entity	Combined	Increase	Percentage Change
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008
			(in thousands, except percentages)
Transponder services	$180,116	$64,406	$123,652	$188,058	$7,942	4%
Managed services	11,433	4,437	8,916	13,353	1,920	17
Mobile satellite services and other	5,800	2,183	6,056	8,239	2,439	42

Subtotal	197,349	71,026	138,624	209,650	12,301	6
Revenue from affiliates	50,096	51,021	37,292	88,313	38,217	76

Total	$247,445	$122,047	$175,916	$297,963	$50,518	20%

Revenue from non-affiliate, external customers for the combined three months ended March 31, 2008 increased by $12.3 million, or 6%, as compared to the three months ended March 31, 2007. Strong renewals, expansions of existing contracts, new business and improved contract terms contributed to the overall favorable trends, with particularly strong increases from customers located in Europe and North America. In addition to these factors, our revenue increased due to the following:

•

Transponder services—an increase of $3.6 million due primarily to increased demand for capacity from media customers such as direct-to-home platforms and programmers, and of $3.6 million due to expansion of existing contracts with network services customers.

•

Managed services—an increase of $2.4 million due primarily to new and expanded trunking, private line, and broadband access services for network services customers, offset in part by a $0.5 million decline in the volume of occasional use video services.

•	Mobile satellite services and other— an increase of $2.4 million primarily due to sales of professional services to satellite operators and other customers of our satellite-related services business.

Revenue from affiliates for the combined three months ended March 31, 2008 increased by $38.2 million, or 76%, as compared to the three months ended March 31, 2007. The increase was primarily due to the stock compensation expense recorded in connection with the New Sponsors Acquisition that was in part billed to other subsidiaries of Intelsat Holdings in accordance with the MISA. Revenue from affiliates was comprised of $22.7 million related to satellite capacity services and $65.6 million related to other services provided by Intelsat Corp to other subsidiaries of Intelsat Holdings in accordance with the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $1.2 million, or 3%, to $36.5 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The slight decrease was primarily due to:

•	a decrease of $1.2 million in travel and miscellaneous expenses; and

•	a decrease of $0.8 million in staff-related expenses due to lower headcount; partially offset by

•	an increase of $0.8 million in cost of sales and earth station operations.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.8 million, or 14%, to $29.6 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease was primarily due to:

•	a decrease of $2.5 million in staff-related expenses due to lower headcount; and

•

a decrease of $4.0 million in professional fees due to expenses incurred during the first quarter of 2007 to support our integration activities and other merger and acquisition activities; partially offset by

•	an increase of $1.2 million in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $12.6 million, or 17%, to $85.1 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to:

•

an increase of $6.4 million in depreciation and amortization expense due to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•

an increase of $6.7 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007, respectively; partially offset by

•	a decrease of $0.5 million in depreciation expense due to our Galaxy 4R satellite becoming fully depreciated during 2007.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net decreased by $6.0 million, or 9%, to $60.5 million for the combined three months ended March 31, 2008 as compared to $66.4 million for the three months ended March 31, 2007. The decrease in interest expense was principally due to the following:

•	a decrease of $7.0 million due to lower interest rates on floating rate debt; partially offset by

•	a $0.9 million increase resulting from lower interest income.

Non-cash interest expense of $0.1 million and $1.5 million for the three months ended March 31, 2007 and the combined three months ended March 31, 2008, respectively, primarily consisted of the amortization and accretion of discounts and premiums recorded on existing debt.

Other Income, Net

Other income, net was $1.9 million for the combined three months ended March 31, 2008 as compared to $0.8 million for the three months ended March 31, 2007. The increase of $1.1 million was primarily related to increased exchange rate gains and increased rental income.

Provision for (Benefit from) Income Taxes

We had a benefit from income taxes of $9.1 million for the combined three months ended March 31, 2008 as compared to a provision for income taxes of $4.3 million for the three months ended March 31, 2007. This change was principally due to changes in the benefits claimed under the extraterritorial income exclusion and stock compensation expenses.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income or net loss, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) to EBITDA for the three months ended March 31, 2007 and the combined three months ended March 31, 2008 is as follows:

	Three Months Ended March 31, 2007	Combined
		Three Months Ended March 31, 2008
	(in thousands)
Net income (loss)	$12,248	$(16,108)
Add:
Interest expense, net	66,444	60,479
Provision for (benefit from) income taxes	4,333	(9,146)
Depreciation and amortization	72,497	85,139

EBITDA	$155,522	$120,364

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Three Months Ended March 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008
Net cash provided by operating activities	$98,600	$58,000	$43,849	$101,849
Net cash used in investing activities	(117,493)	(14,484)	(26,289)	(40,773)
Net cash used in financing activities	(39,662)	(14,231)	(12,064)	(26,295)
Net change in cash and cash equivalents	(58,467)	29,348	4,747	34,095

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $101.8 million for the combined three months ended March 31, 2008 reflected an increase of $3.2 million as compared to the three months ended March 31, 2007. The improved cash flows from operating activities resulted from higher net income including higher revenue from affiliates in the combined 2008 period and an increase in deferred credits and other liabilities. The improvements were partially offset by decreases in amounts due to affiliates as well as by increased prepaid expenses and other assets and decreases in employee related payables.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $76.7 million to $40.8 million for the combined three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was principally due to lower capital expenditures associated with satellites under construction during the first quarter of 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities was $26.3 million for the combined three months ended March 31, 2008 as compared to net cash used in financing activities of $39.7 million for the three months ended March 31, 2007. The decrease was principally related to a $12.3 million decrease in repayments of capital expenditure funding by a customer.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which will result in a significant increase in its interest expense in future periods.

Secured Credit Agreement Amendment

On January 25, 2008, we entered into Amendment No. 2 to our Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR, loans that are term loans to a rate of 1.5% per annum, (ii) on London Interbank Offered Rate, or LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR Loans that are revolving credit loans or swing line loans to a rate of between 1.875% and 1.500%, and (iv) on LIBOR, loans that are revolving credit loans or swing line loans to a rate of between 2.875% and 2.500%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	split the Tranche B-2 Term Loan into three equal tranches—Tranche B-2-A, Tranche B-2-B, Tranche B-2-C;

(d)	add language requiring the payment of a prepayment premium for prepayments of the term loans prior to February 4, 2011 (with respect to the Tranche B-2-A Term Loans) or February 14, 2010 (with respect to the Tranche B-2-B Term Loans);

(e)	make certain changes permitting the New Sponsors Acquisition;

(f)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0; and

(g)	appoint Credit Suisse, Cayman Islands Branch as successor administrative agent.

Debt Repayment at Maturity

We borrowed $150.0 million under our revolving credit facility on January 14, 2008 to repay at maturity on January 15, 2008 our 6 3/8% Senior Secured Notes due 2008. The borrowing under the revolving credit facility was repaid using funds borrowed under an additional $150.0 million Incremental Tranche B-2 Term Loan under our senior secured credit facility and cash on hand.

Backstop Unsecured Credit Agreements

On May 2, 2008, we borrowed $658.1 million under a senior unsecured term loan due 2014, referred to as the 2014 Corp Term Loan, pursuant to the 2014 Unsecured Credit Agreement. The interest rate on the 2014 Corp Term Loan is fixed at 9 1/4%. We used the proceeds of the 2014 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2014 Corp Notes and to pay associated fees and expenses. Interest on the 2014 Corp Term Loan is payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2008. We may prepay some or all of the 2014 Corp Term Loan at any time prior to August 15, 2009, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2014 Unsecured Credit Agreement. Thereafter, we may prepay some or all of the 2014 Corp Term Loan at the applicable prepayment prices set forth in the 2014 Unsecured Credit Agreement. The 2014 Corp Term Loan is guaranteed by certain of our U.S. subsidiaries.

On May 2, 2008, we also borrowed $580.7 million under a senior unsecured term loan due 2016, referred to as the 2016 Corp Term Loan, pursuant to the 2016 Unsecured Credit Agreement. The interest rate on the 2016 Corp Term Loan is fixed at 9 1/4%. We used the proceeds of the 2016 Corp Term Loan, together with cash on hand, to fund the repurchase of the 2016 Corp Notes and to pay associated fees and expenses. Interest on the 2016 Corp Term Loan is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2008. We may prepay some or all of the 2016 Corp Term Loan at any time prior to June 15, 2011, at a price equal to 100% of the principal amount thereof plus the make-whole premium described in the 2016 Unsecured Credit Agreement. Thereafter, we may prepay some or all of the 2016 Corp Term Loan at the applicable prepayment prices set forth in the 2016 Unsecured Credit Agreement. In addition, until June 15, 2009, we may redeem up to 35% of the 2016 Corp Term Loan with the proceeds of certain equity offerings and capital contributions. The 2016 Corp Term Loan is guaranteed by certain of our U.S. subsidiaries.

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

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA to EBITDA to net income (loss) and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

		Combined (1)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$98,600	$101,849
Depreciation and amortization	(72,497)	(85,139)
Provision for doubtful accounts	(3,124)	(4,342)
Deferred income taxes	—	27,756
Gain on disposal of assets	358	—
Amortization of bond discount and issuance costs	(81)	(1,472)
Loss on undesignated interest rate swaps	(4,173)	(30,856)
Other non-cash items	(1,314)	(62,950)
Changes in operating assets and liabilities, net of acquired assets and liabilities	(5,521)	39,046

Intelsat Corp net income (loss)	12,248	(16,108)

Add:
Interest expense, net	66,444	60,479
Provision for (benefit from) income taxes	4,333	(9,146)
Depreciation and amortization	72,497	85,139

EBITDA	155,522	120,364

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add:
Restructuring and transaction costs (2)	4,550	62,675
Loss on undesignated interest rate swaps (3)	1,832	30,242
Non-recurring and other non-cash items (4)	3,649	3,160

Intelsat Corp Adjusted EBITDA	$165,553	$216,441

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the three months ended March 31, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to March 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and from February 1, 2008 to March 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects restructuring costs incurred in connection with the Intelsat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition.

(3)	Represents the loss recognized in connection with the change in the fair value of the interest rate swaps.
(4)	For the three months ended March 31, 2007, non-recurring and other non-cash items primarily consisted of (i) $4.9 million of non-recurring integration costs and (ii) $0.9 million of Horizons lease expense, partially offset by $0.9 million of non-cash amortization related to a fair value adjustment, $0.7 million of non-recurring compensation, $0.4 million of gain on disposal of property and equipment and $0.3 million of other non-cash items. For the combined three months ended March 31, 2008, non-recurring and other non-cash items primarily consisted of (i) $1.8 million of non-recurring integration and other costs, (ii) $1.9 million of expense for services on the Horizons-1 and Horizons-2 satellites and (iii) $0.5 million of non-recurring compensation, partially offset by $0.9 million of non-cash amortization related to a fair value adjustment and $0.1 million of loss on equity investments.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions, we expect our most significant cash outlays to be for debt service requirements on our outstanding debt and capital expenditures, as described below in —Capital Expenditures. We intend to fund these payment requirements through cash on hand, cash provided by operating activities, borrowings under our senior secured credit facilities and intercompany borrowings.

As of March 31, 2008, we had outstanding letters of credit of $2.1 million and our revolving credit facility was undrawn. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and Intelsat Corp’s amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The availability under our revolving credit facilities was $172.9 million, subject to the aggregate availability restriction.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog related to contracts that either were non-cancellable or had substantial termination penalties. Our backlog was approximately $4.5 billion as of both December 31, 2007 and March 31, 2008. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of March 31, 2008, we had approximately $137.1 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of March 31, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

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

Payments for satellites and other property and equipment during the combined three months ended March 31, 2008 were $37.2 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

We currently plan to launch one satellite in 2008 and have one satellite on order, with the launch planned in 2009. We expect our 2008 total capital expenditures to range from approximately $170 million to $200 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided by operating activities, intercompany borrowings and, if necessary, borrowings under the revolving facility of our senior secured credit facilities.

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

Approximately 40%, or $1.4 billion, of our debt as of March 31, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of March 31, 2008, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On March 31, 2008, the rate we would pay averaged 4.0% and the rate we would receive averaged 2.9%.

In addition, certain of these swaps covering a notional amount of $717.0 million permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap liability would increase to approximately $121.9 million and the fair value of the related options would increase to approximately $13.6 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $0.9 million on our condensed consolidated statements of operations and cash flows as of March 31, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian real as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the three months ended March 31, 2007 and the combined three months ended March 31, 2008, our Brazilian customers represented approximately 3% and 2% of our revenue, respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed our second satellite joint investment with JSAT International, or JSAT, a leading satellite operator in the Asia-Pacific region, to build and launch a Ku-band satellite to operate at 74.05º west longitude. The joint investment is named Horizons-2. The Horizons-2 satellite entered service in February 2008. The satellite will support digital video, high definition television and IP-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment is expected to be approximately $193.1 million, and both we and JSAT began funding the respective 50% share in March 2008. In connection with our investment in Horizons-2, in August 2005, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made a contribution of $3.6 million in March 2008. Our contribution obligation arises from our estimated future obligation to fund amounts due under Horizons-2’s loan agreement with a third-party lender. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded a liability of $76.9 million within our condensed consolidated balance sheet as of March 31, 2008 for the remaining obligation as an indirect guarantee in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Indebtedness of Others. Our portion of the investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As described in Note 4—Retirement Plans and Other Retiree Benefits to our condensed consolidated financial statements, we adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for us beginning on January 1, 2008. The adoption of SFAS 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive adoption. We are currently evaluating the requirements of SFAS 160, and the impact, if any, on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures about Market Risk.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2008. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first quarter of 2008. The new financial consolidation system has improved efficiency in the financial reporting process. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no changes occurred in our internal control over financial reporting during the combined three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

10.1	9 1/4% $658,119,030 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corp, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.2	9 1/4% $580,719,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corporation, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.3	Supplemental Indenture, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation, the guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

10.4	Third Supplemental Indenture, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: May 15, 2008	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer

Date: May 15, 2008	By	/s/ JEFFREY FREIMARK
Jeffrey Freimark Chief Financial Officer