Form 10-Q
period 2008-06-30
Intelsat CORP
filed 2008-08-14
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, an aggregate of 548 shares of our common stock were outstanding.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and June 30, 2008 (Successor Entity) (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 (Predecessor Entity) and the Three Months Ended June 30, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to June 30, 2008 (Successor Entity)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to June 30, 2008 (Successor Entity)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4T.	Controls and Procedures	61

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults upon Senior Securities	63
Item 4.	Submission of Matters to a Vote of Security Holders	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

Signatures		65

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Intelsat Acquisition Transactions” refers to the acquisition of Intelsat Holding Corporation by Intelsat Bermuda on July 3, 2006 and related transactions, (3) the term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (4) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (5) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (6) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (7) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, and (11) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and related transactions as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,773	$37,187
Receivables, net of allowance of $9,806 in 2007 and $12,358 in 2008	64,640	53,457
Due from affiliates	—	49,184
Deferred income taxes	32,877	26,182
Prepaid expenses and other current assets	26,407	38,889

Total current assets	205,697	204,899
Satellites and other property and equipment, net	1,918,002	2,528,203
Goodwill	3,734,649	3,333,574
Non-amortizable intangible assets	1,116,600	1,053,070
Amortizable intangible assets, net	267,640	574,770
Deferred charges and other assets, net	186,520	321,044

Total assets	$7,429,108	$8,015,560

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,412	$56,634
Taxes payable	611	2,516
Due to affiliates	25,283	—
Employee related liabilities	38,818	24,200
Customer advances for satellite construction	30,610	—
Accrued interest payable	45,150	42,997
Current portion of long-term debt	60,840	80,153
Deferred satellite performance incentives	20,568	23,908
Deferred gains and revenue	29,498	48,762

Total current liabilities	310,790	279,170
Long-term debt, net of current portion	3,386,402	3,311,820
Deferred satellite performance incentives, net of current portion	100,013	109,292
Deferred revenue, net of current portion	19,216	26,977
Deferred income taxes	515,806	832,686
Accrued retirement benefits	17,492	56,627
Deferred credits and other long-term liabilities	135,864	153,736

Commitments and contingencies (see Note 13)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2007 and June 30, 2008	—	—
Paid-in capital	2,902,753	3,246,201
Retained earnings	34,964	—
Accumulated other comprehensive income (loss)	5,808	(949)

Total shareholder’s equity	2,943,525	3,245,252

Total liabilities and shareholder’s equity	$7,429,108	$8,015,560

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
Revenue:
Transponder services, satellite-related services and other	$204,325	$208,401
Revenue from affiliates	57,260	61,333

Total revenue	261,585	269,734

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	36,671	36,953
Costs from affiliates	18,408	25,630
Selling, general and administrative	30,773	29,266
Depreciation and amortization	72,902	86,775
Restructuring and transaction costs	2,270	—
Gain on undesignated interest rate swaps	(8,560)	(58,145)

Total operating expenses	152,464	120,479

Income from operations	109,121	149,255
Interest expense, net	63,966	57,074
Other income, net	741	1,609

Income before income taxes	45,896	93,790
Provision for income taxes	14,496	31,767

Net income	$31,400	$62,023

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Revenue:
Transponder services, satellite-related services and other	$401,674	$71,026	$347,026
Revenue from affiliates	107,356	51,021	98,624

Total revenue	509,030	122,047	445,650

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	74,340	11,152	62,273
Costs from affiliates	32,752	6,858	39,312
Selling, general and administrative	65,146	12,117	46,727
Depreciation and amortization	145,398	26,851	145,063
Restructuring and transaction costs	6,819	62,675	—
(Gain) loss on undesignated interest rate swaps	(6,727)	11,431	(39,335)

Total operating expenses	317,728	131,084	254,040

Income (loss) from operations	191,302	(9,037)	191,610
Interest expense, net	130,411	21,224	96,329
Other income, net	1,586	169	3,347

Income (loss) before income taxes	62,477	(30,092)	98,628
Provision for (benefit from) income taxes	18,829	(10,702)	33,323

Net income (loss)	$43,648	$(19,390)	$65,305

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Cash flows from operating activities:
Net income (loss)	$43,648	$(19,390)	$65,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,398	26,851	145,063
Provision for doubtful accounts	2,369	4,458	(1,155)
Foreign currency transaction gain	(193)	(63)	(1,184)
Deferred income taxes	17,864	(27,756)	—
(Gain) loss on disposal of assets	(23)	—	48
Share-based compensation expense	298	61,844	23
Amortization of bond discount and issuance costs	1,020	156	3,694
(Gain) loss on undesignated interest rate swaps	(2,163)	11,748	(45,522)
Other non-cash items	1,798	113	2,352
Changes in operating assets and liabilities:
Receivables	(1,581)	(6,325)	11,768
Prepaid expenses and other assets	10,219	(14,586)	(1,904)
Accounts payable and accrued liabilities	(26,240)	12,524	(35,165)
Due to (from) affiliates	72,451	(28,453)	12,371
Accrued retirement benefits	(2,475)	(72)	22
Deferred gains and revenue	(11,781)	17,075	10,375
Other long-term liabilities	(15,308)	19,876	29,936

Net cash provided by operating activities	235,301	58,000	196,027

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(202,831)	(14,484)	(77,446)
Capital contribution to Horizons joint venture	—	—	(3,554)
Other investing activities	1,178	—	539

Net cash used in investing activities	(201,653)	(14,484)	(80,461)

Cash flows from financing activities:
Repayments of long-term debt	(27,161)	(162,985)	(1,239,958)
Proceeds from issuance of long-term debt	—	150,000	1,238,839
Debt issuance costs	(1,971)	—	(17,999)
Dividends to shareholders	(4,717)	—	(65,691)
Advances to affiliates	—	—	(30,000)
Repayments of funding of capital expenditures by customer	(34,642)	—	(30,862)
Payment of premium on early retirement of debt	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(7,214)	(1,246)	(6,574)

Net cash used in financing activities	(75,705)	(14,231)	(164,511)

Effect of exchange rate changes on cash and cash equivalents	193	63	1,184

Net change in cash and cash equivalents	(41,864)	29,348	(47,761)
Cash and cash equivalents, beginning of period	142,021	81,773	84,948

Cash and cash equivalents, end of period	$100,157	$111,121	$37,187

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$46,321	$19,225	$90,850
Income taxes paid, net	7,056	379	1,103
Supplemental disclosure of non-cash investing activities:
Accrued capital expenditures	$854	$4,898	$6,732

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2—New Sponsors Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation (“Intelsat Corp” or the “Company”) and its subsidiaries have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Intelsat Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires or it is otherwise indicated within these condensed consolidated financial statements, Intelsat Corp and its subsidiaries are referred to as “Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” the “Company,” “we,” “us” and “our.” The term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to the Company’s direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On February 4, 2008, Serafina Acquisition Limited, referred to as “Serafina”, completed its acquisition of 100% of the equity ownership of the Company’s indirect parent, Intelsat Holdings, Ltd., referred to as “Intelsat Holdings”, for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited, referred to as Serafina Holdings, the direct parent of Serafina. This transaction is referred to as the “New Sponsors Acquisition” (see Note 2—New Sponsors Acquisition).

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, the Company has accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and “pushed-down” the recorded accounting adjustments to reflect the acquisition of the Company at fair value. The condensed consolidated financial statements presented for the three and six months ended June 30, 2007 and for the period January 1, 2008 to January 31, 2008 are shown under the “predecessor entity.” The condensed consolidated financial statements as of June 30, 2008, for the three months ended June 30, 2008, and for the period from February 1, 2008 to June 30, 2008 show the operations of the “successor entity.”

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of the Company’s undesignated interest rate swaps, income taxes, useful lives of satellites, intangible assets and other property and equipment and recoverability of goodwill and non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with the Company’s implementation of a new financial reporting system, which was placed in service during the first quarter of 2008, the Company identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, the Company revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operational, or administrative). The reclassification did not impact the Company’s previously reported revenue, total operating expenses, income from operations or net income.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits, the Company adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. The Company is currently evaluating the requirements of SFAS 160 and the impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the first quarter of 2009. The Company is currently evaluating the requirements of SFAS 161 and the impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. Additionally, FSP SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for the Company in the first quarter of 2009. The Company is currently evaluating the requirements of FSP SFAS 142-3 and the impact, if any, on its consolidated financial statements.

Fair Value Measurements

SFAS 157, which the Company prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

The Company performed an evaluation of its financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. As a result of that evaluation, the Company identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and June 30, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses reported as accumulated other comprehensive income (loss) within shareholder’s equity. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net within the Company’s condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income, net, respectively, within the condensed consolidated statements of operations.

The Company determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, has classified such investments within Level 1 of the SFAS 157 hierarchy framework. The fair value of the Company’s marketable securities as of June 30, 2008 was $10.2 million.

The fair value of the Company’s interest rate financial derivative instruments reflects the estimated amounts that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and its current creditworthiness. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by the Company or its counterparties. The Company has assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Note 2    New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited, referred to as BC Partners, and certain other investors, collectively referred to as the BCEC Funds. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, the Company’s indirect parent, is referred to as the New Sponsors Acquisition.

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

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind (referred to as “PIK”) election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of Intelsat Bermuda’s assets and the obligor with respect to Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

In addition, the Company entered into an amendment and a joinder to its existing credit agreement to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition Transactions represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries (see Note 9—Long-Term Debt).

In connection with the completion of the New Sponsors Acquisition Transactions, the Company recorded approximately $62.7 million of transaction costs within restructuring and transaction costs in its condensed

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings upon completion of the New Sponsors Acquisition.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in the Company’s condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required the Company to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, the Company considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. The Company’s estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The values of the assets acquired and liabilities assumed have been based on a purchase price which was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Less: Net assets of Intelsat Holdings, Ltd. and subsidiaries acquired excluding Intelsat Corp	1,794,400

Purchase price allocated to Intelsat Corp	$3,246,565

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting and the Serafina Assignment, is presented below (in thousands):

	Predecessor Entity		Successor Entity
	As of January 31, 2008	Transaction Adjustments	As of February 1, 2008
ASSETS
Current assets	$251,114	$(11,732)	$239,382
Satellites and other property and equipment, net	1,903,241	656,630	2,559,871
Goodwill	3,734,649	(401,075)	3,333,574
Non-amortizable intangible assets	1,116,600	(63,530)	1,053,070
Amortizable intangible assets, net	263,276	336,614	599,890
Other assets	189,604	103,966	293,570

Total assets	$7,458,484	$620,873	$8,079,357

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$69,738	$—	$69,738
Other current liabilities	243,943	5,410	249,353

Total current liabilities	313,681	5,410	319,091
Long-term debt, net of current portion	3,364,414	(30,084)	3,334,330
Deferred income taxes	492,499	323,754	816,253
Other non-current liabilities	301,967	61,151	363,118

Total liabilities	4,472,561	360,231	4,832,792
Total shareholder’s equity	2,985,923	260,642	3,246,565

Total liabilities and shareholder’s equity	$7,458,484	$620,873	$8,079,357

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

Certain employees of Intelsat Global Service Corporation (“IGSC”) who were transferred to Intelsat Corp following the completion of the acquisition of PanAmSat Holdco by Intelsat Bermuda on July 3, 2006 (referred to, together with related transactions, as the “Intelsat Acquisition Transactions”) previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted shares held by these employees were awarded pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded were time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited. Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would remain outstanding for 180 days and would vest if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee was terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would be at a price of the lesser of fair value or $2.15 per share.

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

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, the Company recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Serafina Holdings (“exchange shares”) and the exchange shares continue to be classified as a liability of the Company’s parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued.

A summary of the changes in Intelsat Holdings’ non-vested restricted shares during the predecessor period January 1, 2008 through January 31, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2008	65,111	$2.15
Vested January 1, 2008 through January 31, 2008	(49,646)	$2.15

Total non-vested restricted shares at January 31, 2008	15,465	$2.15

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

A summary of the changes in Serafina Holdings’ non-vested shares during the successor period February 1, 2008 through June 30, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	61,906	$2.15
Vested February 1, 2008 through June 30, 2008	(10,766)	$2.15

Total non-vested restricted shares at June 30, 2008	51,140	$2.15

The non-vested restricted shares have a remaining weighted-average vesting period of 19 months.

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

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share. In connection with the vesting and cancellation of these awards, the Company recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Serafina Holdings, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS 123R.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

(c) Deferred Compensation Plan and Supplemental Savings Plan

The Company had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, the Company terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans in the first quarter of 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, the Company assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under a plan known as the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. The Company recorded compensation expense over the remaining vesting period following the conversion to deferred compensation. The Company recorded compensation expense of $0.5 million and $1.2 million during the three and six months ended June 30, 2007, respectively. As of December 31, 2007, all deferred compensation amounts had been paid and there was no remaining liability to be paid.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Adoption of SFAS 158. On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of income taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheets pursuant to SFAS 87 and SFAS 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

On January 1, 2008 the Company adopted the measurement provision of SFAS 158 utilizing a 15 month model for transition. Accordingly, the Company used its September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths, or $0.2 million (net of tax), of such costs as an adjustment to retained earnings in January 2008.

Net periodic pension benefit included the following components for the three months ended June 30, 2007 and 2008, the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008, and the successor period February 1, 2008 to June 30, 2008 (in thousands):

	Pension Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Service cost	$809	$621	$1,618	$217	$1,035
Interest cost	4,439	5,064	8,879	1,621	8,440
Expected return on plan assets	(5,889)	(5,775)	(11,779)	(2,014)	(9,625)
Amortization of unrecognized prior service cost	(98)	—	(196)	(26)	—
Amortization of unrecognized net loss	—	—	—	18	—

Total benefit	$(739)	$(90)	$(1,478)	$(184)	$(150)

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Net periodic other postretirement benefits costs included the following components for the three months ended June 30, 2007 and 2008, the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008, and the successor period February 1, 2008 to June 30, 2008 (in thousands):

	Other Postretirement Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
Service cost	$238	$151	$477	$55	$251
Interest cost	104	127	209	43	211
Amortization of unrecognized net gain	(19)	—	(39)	(18)	—

Total costs	$323	$278	$647	$80	$462

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed was an increase to the projected benefit obligation of $39.6 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2—New Sponsors Acquisition).

(b) Other Retirement Plans

Intelsat Corp offers two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for its employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. The Company matches 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, the Company provides a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. The Company recognized compensation expense for these plans of $3.1 million, $0.4 million and $2.5 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. Intelsat also maintains an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. Intelsat maintains other defined contribution retirement plans in several non-U.S. jurisdictions.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Note 5    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Service charges:
Billed	$67,167	$59,683
Unbilled	5,009	4,584
Other	2,270	1,548
Allowance for doubtful accounts	(9,806)	(12,358)

Total	$64,640	$53,457

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat Corp satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Satellites and launch vehicles	$2,066,475	$2,441,633
Information systems and ground segment	132,223	113,695
Buildings and other	83,431	92,789

Total cost	2,282,129	2,648,117
Less: accumulated depreciation	(364,127)	(119,914)

Total	$1,918,002	$2,528,203

Satellites and other property and equipment, net as of December 31, 2007 and June 30, 2008, included construction-in-progress of $287.0 million and $196.1 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $16.8 million, $1.9 million and $8.6 million were capitalized for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. Carrying amounts as of June 30, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

The Company has entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at the option of the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Company, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, the Company may exercise its right to obtain a replacement launch within a specified period following its request for re-launch.

(b) Satellite Launch

On May 21, 2008, the Company successfully launched its Galaxy 18 satellite into orbit. This satellite will operate from 123º west longitude and will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico.

(c) Satellite Health

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing a loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with Intelsat’s existing satellite anomaly contingency plans, Intelsat restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, certain transponders of which continue to operate normally.

Intelsat established a failure review board, referred to as the FRB, with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The FRB concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite. This design flaw exists on three of the Company’s combined satellites—Galaxy 26, Galaxy 27 and IS-8. Intelsat currently believes that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

Note 7    Investments

The Company has a joint venture with JSAT International (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. The Company has a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. The Company’s share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million, $0.02 million and $0.2 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. The investment balance of $19.1 million and $17.0 million as of December 31, 2007 and June 30, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

During the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, the Company recorded expenses of $2.0 million, $0.3 million and $1.6 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, the Company provides tracking, telemetry and control and administrative services for the Horizons-1 satellite. The Company recorded revenue for these services of $0.3 million, $0.1 million and $0.3 million during the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

The Company has a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. The Company recognizes revenue under this JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $7.3 million, $1.1 million and $6.1 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively, for the amounts owed to JSAT. The payable due to JSAT was $2.5 million and $2.1 million as of December 31, 2007 and June 30, 2008, respectively.

On August 1, 2005, the Company formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 to operate at 74.05º west longitude, referred to as Horizons-2. The Horizons-2 satellite was placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $193.1 million as of June 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. In connection with its investment in Horizons-2, in August 2005, the Company entered into a capital contribution and subscription agreement, which requires it to fund its 50% share of the amounts due under Horizon-2’s loan agreement with a third-party lender. Pursuant to this agreement, the Company made a contribution of $3.6 million in March 2008. The Company has entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, the Company has recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company’s investment is being accounted for using the equity method. As of December 31, 2007 and June 30, 2008, the investment balance of $83.0 million and $80.6 million, respectively, was included within other assets. The Company has recorded a liability of $15.3 million within accrued expenses as of December 31, 2007 and June 30, 2008, and a liability of $67.7 million and $61.6 million within other long-term liabilities as of December 31, 2007 and June 30, 2008, respectively, in the condensed consolidated balance sheets in relation to the future funding of this investment in Horizons-2. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the liability balance related to the Company’s investment in Horizons-2 (see Note 2—New Sponsors Acquisition).

The Company provides tracking, telemetry and control and administrative services for the Horizons-2 satellite. There was no Horizons-2 revenue during the six months ended June 30, 2007 or the predecessor period January 1, 2008 to January 31, 2008. The Company recorded revenue for these services of $0.3 million during the successor period February 1, 2008 to June 30, 2008. During the successor period February 1, 2008 to June 30, 2008, the Company recorded expenses of $3.1 million in relation to the utilization of satellite capacity from Horizons-2.

The Company also has a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. The Company recognizes revenue under the JSAT revenue share agreement on a net basis. As a result of this agreement, the Company reduced revenue by $2.3 million for the successor period February 1, 2008 to June 30, 2008, for the amounts owed to JSAT. The payable due to JSAT was $1.5 million as of June 30, 2008.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

In March 2007, the Company entered into an agreement with Horizons-2 to purchase and assume a launch service contract of Horizons-2. Under the agreement, the Company agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch service provider. This launch service contract is currently planned to be used for the launch of Intelsat’s IS-15 satellite.

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2—New Sponsors Acquisition, in connection with the New Sponsors Acquisition, an allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed, including revaluation of the Company’s intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Goodwill	$3,734,649	$3,333,574
Tradename	$—	$21,970
Orbital locations	$1,116,600	$1,031,100

During the quarter ended June 30, 2008, the Company increased goodwill by approximately $18.2 million, primarily due to the resolution of certain pre-acquisition contingencies, including the premiums paid to extinguish certain debt under change of control offers (see Note 9—Long-Term Debt) and the resolution of certain income tax contingencies in accordance with the Emerging Issues Task Force (“EITF”) 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (see Note 11—Income Taxes).

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$205,400	$(60,305)	$145,095	$394,970	$(24,593)	$370,377
Customer relationships	140,800	(18,255)	122,545	204,920	(527)	204,393

Total	$346,200	$(78,560)	$267,640	$599,890	$(25,120)	$574,770

The difference between gross carrying amounts at December 31, 2007 and June 30, 2008 is due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of June 30, 2008, backlog and other and customer relationships had weighted average useful lives of five years and ten years, respectively. The Company recorded amortization expense of $26.2 million, $4.4 million and $25.1 million for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of June 30, 2008
Senior Secured Credit Facilities due January 2014	$1,618,749	$1,760,194
Unamortized discount on Senior Secured Credit Facilities	—	(14,143)
Senior Secured Credit Facilities due July 2012	320,319	302,524
9% Senior Notes due August 2014	656,320	4,717
Unamortized premium (discount) on 9% Senior Notes	14,980	(46)
9.25% Senior Unsecured Credit Facilities due August 2014	—	658,119
9% Senior Notes due June 2016	575,000	10
9.25% Senior Unsecured Credit Facilities due June 2016	—	580,720
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,122)

Total Intelsat Corp obligations	3,447,242	3,391,973

Less: current portion of long-term debt	60,840	80,153

Total long-term debt, excluding current portion	$3,386,402	$3,311,820

New Sponsors Acquisition

In connection with the New Sponsors Acquisition, the Company’s pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $30.1 million to the carrying value of the debt. The difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt, using the effective interest method.

Credit Facility Amendments

On January 25, 2008, Intelsat Corp entered into Amendment No. 2 to its Amended and Restated Credit Agreement, referred to as the “Intelsat Corp Amended and Restated Credit Agreement,” which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.500% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.500% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, Intelsat Corp also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which it incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans.

Debt Repayment

On January 15, 2008, the Company repaid at maturity its $150.0 million of 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of its senior secured credit facilities. Intelsat Corp used the proceeds of its incremental Tranche B-2 term loans to repay the $150.0 million borrowing the Company had previously made under the revolving credit facility portion of its senior secured credit facilities.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of the Company’s outstanding series of notes, giving the holders of these notes the right to require the Company to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008, the Company completed the repayment of each such change of control offer, financing the repurchase through borrowings under the Financing Commitment Letter.

The amount of notes tendered and the related premium amounts resulting from each such change of control offer was not known as of the date of completion of the New Sponsors Acquisition. During the quarter ended June 30, 2008, the final tender amounts were determined and the Company recorded additional purchase accounting adjustments of $21.4 million, which increased goodwill by the same amount.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of Intelsat Corp’s 9% Senior Notes due 2014; and

•	$575.0 million of Intelsat Corp’s 9% Senior Notes due 2016.

Debt Refinancing

On July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of senior notes due 2016, bearing interest at 9 1/4%, collectively referred to as the New Intelsat Corp Senior Notes. The initial purchasers of the New Intelsat Corp Senior Notes and the lenders

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between the Company and the lenders. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the debt was deemed to not have been extinguished.

Availability Under the Senior Secured Credit Facilities

As of June 30, 2008, the Company had aggregate outstanding letters of credit of $2.1 million, and its revolving credit facility was undrawn. Under the terms of the credit agreement governing Intelsat Corp’s senior secured credit facilities, Intelsat Corp had $172.9 million (net of standby letters of credit) of availability under its senior secured credit facilities.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of June 30, 2008, the Company held interest rate swaps with a notional aggregate amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under the Company’s senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, the Company receives a floating rate of interest equal to the three-month LIBOR and pays a fixed rate of interest.

In February 2008, the Company entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $1.27 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit the Company to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If the Company exercises the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

On March 14, 2005, the Company entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

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

All of these interest rate swaps were undesignated as of June 30, 2008. The swaps have been marked-to-market with any change in fair value recorded within (gain) loss on undesignated interest rate swaps in the Company’s condensed consolidated statements of operations.

As of December 31, 2007 and June 30, 2008, $14.2 million and $18.4 million was included in other long-term liabilities and other long-term assets, respectively, within the Company’s condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

Note 11    Income Taxes

The Company is included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, the Company accounts for income taxes using the separate return method pursuant to SFAS No. 109, Accounting for Income Taxes.

Prior to August 20, 2004, the Company joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. federal income tax return. In April 2004, the Company entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among the Company and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify the Company for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from the Company regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes the Company is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify the Company for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, the Company’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of both December 31, 2007 and June 30, 2008, respectively, the Company has recorded a tax indemnification receivable related to these periods of $6.8 million and $6.7 million.

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

During the second quarter of 2008, the Company revised its estimate of the benefit it may claim for its 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.1 million, the effect of which was recorded as a reduction to goodwill.

As of December 31, 2007 and June 30, 2008, the Company’s gross unrecognized tax benefits were $20.8 million and $29.2 million, respectively (including interest and penalties), of which $5.7 million, if recognized, would affect the Company’s effective tax rate at December 31, 2007. There are no similar amounts at June 30, 2008 as a result of the New Sponsors Acquisition. As of June 30, 2008, the Company had recorded reserves for interest and penalties in the amount of $0.1 million. Since December 31, 2007, the change in the balance of unrecognized tax benefits consisted of an increase of $9.0 million related to prior period tax positions, a decrease of $0.1 million related to prior year tax positions and a decrease of $0.5 million related to the settlement of tax positions.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Note 12    Restructuring and Transaction Costs

The Company’s restructuring and transaction costs include its historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transaction as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were $2.3 million and $6.8 million for the three and six months ended June 30, 2007, respectively. Restructuring and transaction costs were $62.7 million for the predecessor period January 1, 2008 to January 31, 2008 (see Note 2—New Sponsors Acquisition). No comparable amounts were recorded for the successor period February 1, 2008 to June 30, 2008.

(a) Facilities Restructuring Plan

The facilities restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions included the closure of the Company’s former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. The Company also had recorded liabilities in connection with its 2002 approval of a plan to restructure several of its United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, the Company consolidated its Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.3 million and $4.5 million as of December 31, 2007 and June 30, 2008, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. During the quarter ended June 30, 2008, the Company revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to the Company’s Wilton, Connecticut office which was closed during 2007. The Company expects to pay approximately $1.6 million during 2008 in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, the Company approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. Approximately $2.3 million and $6.8 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to these plans during the three and six months ended June 30, 2007, respectively. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to June 30, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A liability of $6.3 million and $1.5 million as of December 31, 2007 and June 30, 2008, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at June 30, 2008 is expected to be paid during 2008.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.3	$6.3	$12.6
Net cash payments	(0.1)	(3.0)	(3.1)

Balance at January 31, 2008	6.2	3.3	9.5

Fair value adjustments	(0.6)	—	(0.6)

Successor entity
Balance at February 1, 2008	5.6	3.3	8.9
Net cash payments	(1.0)	(1.8)	(2.8)
Other adjustments	(0.1)	—	(0.1)

Balance at June 30, 2008	$4.5	$1.5	$6.0

No additional costs related to the facilities restructuring plans or the workforce restructuring plan are expected to be incurred.

Note 13    Contingencies

(a) Litigation and Claims

The Company is subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the Company’s financial position or results of operations.

(b) Other

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

The geographic distribution of the Company’s external revenue for the three months ended June 30, 2007 and 2008 was as follows:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008
North America	68%	68%
Latin America and Caribbean	12%	11%
Africa and Middle East	8%	8%
Asia Pacific	7%	7%
Europe	5%	6%

Approximately 9% and 12% of the Company’s transponder services, satellite-related services and other revenue was derived from its largest customer during the three months ended June 30, 2007 and 2008, respectively. The ten largest customers accounted for approximately 44% of the Company’s transponder services, satellite-related services and other revenue for the three months ended June 30, 2007 and 2008.

The geographic distribution of the Company’s external revenue for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008 was as follows:

	Predecessor Entity		Successor Entity
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008
North America	68%	78%	69%
Latin America and Caribbean	12%	9%	11%
Africa and Middle East	8%	6%	8%
Asia Pacific	7%	4%	7%
Europe	5%	3%	5%

Approximately 9%, 18% and 13% of the Company’s external revenue was derived from its largest customer during the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively. The ten largest customers accounted for approximately 44%, 50% and 45% of the Company’s external revenue for the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

For the three months ended June 30, 2007 and 2008, revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	(in thousands, except percentages)
Transponder services	$182,031	70%	$183,285	68%
Managed services	11,973	4%	14,332	5%
Mobile satellite services and other	10,321	4%	10,784	4%

Subtotal	204,325	78%	208,401	77%
Revenue from affiliates	57,260	22%	61,333	23%

Total	$261,585	100%	$269,734	100%

For the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008, and the successor period February 1, 2008 to June 30, 2008, revenues were derived from the following services:

	Predecessor Entity				Successor Entity
	Six Months Ended June 30, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to June 30, 2008
	(in thousands, except percentages)
Transponder services	$362,147	71%	$64,406	53%	$306,937	69%
Managed services	23,406	5%	4,437	4%	23,248	5%
Mobile satellite services and other	16,121	3%	2,183	2%	16,841	4%

Subtotal	401,674	79%	71,026	59%	347,026	78%
Revenue from affiliates	107,356	21%	51,021	41%	98,624	22%

Total	$509,030	100%	$122,047	100%	$445,650	100%

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

For the three months ended June 30, 2007 and 2008, the Company recorded revenue of $22.2 million and $26.4 million, respectively, related to capacity purchased from the Company by other subsidiaries of Intelsat Holdings. For the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, the Company recorded revenue of $34.2 million, $6.9 million and $42.2 million, respectively, related to capacity purchased from the Company by other subsidiaries of Intelsat Holdings.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

For the three months ended June 30, 2007 and 2008, the Company also recorded revenue of $35.1 million and $34.9 million, respectively, related to services provided by the Company to other subsidiaries of Intelsat Holdings in accordance with the MISA. For the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, the Company recorded revenue of $73.2 million, $44.1 million and $56.4 million, respectively, related to services provided by the Company to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the three months ended June 30, 2007 and 2008, the Company recognized $18.4 million and $25.6 million, respectively, of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. For the six months ended June 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to June 30, 2008, the Company recognized $32.8 million, $6.9 million and $39.3 million, respectively, of costs from affiliates and incurred direct costs of revenue and selling, general and administrative expenses. As of December 31, 2007 and June 30, 2008, the Company had a net payable of $25.3 million to, and a net receivable of $49.2 million from, subsidiaries of Intelsat Holdings, respectively.

(b) Sponsor Investment

Apollo Management L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC, referred to as HNS. HNS is one of the Company’s largest network services customers. The Company recorded $18.4 million, $36.5 million and $5.9 million of revenue during the three months ended June 30, 2007, the six months ended June 30, 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 and January 31, 2008 was $9.5 million and $6.8 million, respectively. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During the three months ended June 30, 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the recently issued Intelsat Bermuda 11.25% Senior Unsecured Notes due 2017 and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the Intelsat Bermuda 11.25% Senior Unsecured Notes due 2017.

(c) Horizons

The Company has a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 7—Investments).

Note 16    Dividends

Certain indentures and debt agreements governing the long-term debt of the Company limit the Company’s ability to pay dividends (see Note 9—Long-Term Debt).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2008

On June 8, 2007, the Company’s board of directors declared dividends to Holdco of approximately $4.7 million, which were paid in June 2007.

On June 12, 2008, the Company’s board of directors declared dividends to Holdco of approximately $65.7 million, which were paid on June 13, 2008.

Note 17    Subsequent Event

As discussed in Note 9, on July 18, 2008, Intelsat Corp repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of senior notes due 2016, bearing interest at 9 1 /4%, respectively.

Note 18    Supplemental Consolidating Financial Information

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

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2008 and December 31, 2007, for the three months ended June 30, 2008 and 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008, and the six months ended June 30, 2007.

The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,479	$—	$13,708	$—	$37,187
Receivables, net	42,993	950	9,514	—	53,457
Due from affiliates	—	222,096	8,206	(181,118)	49,184
Deferred income taxes	25,925	—	257	—	26,182
Prepaid expenses and other current assets	38,689	126	77	(3)	38,889

Total current assets	131,086	223,172	31,762	(181,121)	204,899
Satellites and other property and equipment, net	349,009	2,067,331	111,863	—	2,528,203
Goodwill	3,333,574	—	—	—	3,333,574
Non-amortizable intangible assets	21,970	1,031,100	—	—	1,053,070
Amortizable intangible assets, net	6,969	567,801	—	—	574,770
Deferred charges and other assets, net	279,197	1,023	3,294	(61,088)	222,426
Intercompany loan receivable	168,214	—	—	(168,214)	—
Investment in affiliates and subsidiaries	3,042,088	—	—	(2,943,470)	98,618

Total assets	$7,332,107	$3,890,427	$146,919	$(3,353,893)	$8,015,560

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,733	$503	$3,117	$(3)	$83,350
Due to affiliates	163,207	—	—	(163,207)	—
Accrued interest payable	42,997	6,264	11,646	(17,910)	42,997
Current portion of long-term debt	80,153	—	—	—	80,153
Deferred satellite performance incentives	23,200	—	708	—	23,908
Deferred gains and revenue	48,120	178	464	—	48,762

Total current liabilities	437,410	6,945	15,935	(181,120)	279,170
Long-term debt, net of current portion	3,311,820	—	—	—	3,311,820
Intercompany loan payable		139,588	28,626	(168,214)	—
Deferred satellite performance incentives, net of current portion	103,326	—	5,966	—	109,292
Deferred revenue, net of current portion	25,566	1,411	—	—	26,977
Deferred income taxes	—	872,920	20,855	(61,089)	832,686
Accrued retirement benefits	56,627	—	—	—	56,627
Deferred credits and other long-term liabilities	152,106	1,417	213	—	153,736
Shareholder’s equity:
Other shareholder’s equity	3,245,252	2,868,146	75,324	(2,943,470)	3,245,252

Total liabilities and shareholder’s equity	$7,332,107	$3,890,427	$146,919	$(3,353,893)	$8,015,560

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$216,620	$176,150	$8,170	$(192,539)	$208,401
Revenue from affiliates	61,333	—	—	—	61,333

Total revenue	277,953	176,150	8,170	(192,539)	269,734

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	212,464	16,186	842	(192,539)	36,953
Costs from affiliates	18,328	7,007	295	—	25,630
Selling, general and administrative	29,236	144	(114)	—	29,266
Depreciation and amortization	10,272	72,823	3,680	—	86,775
Gain on undesignated interest rate swaps	(58,145)	—	—	—	(58,145)

Total operating expenses	212,155	96,160	4,703	(192,539)	120,479

Income from operations	65,798	79,990	3,467	—	149,255
Interest expense (income), net	57,560	(1,090)	604	—	57,074
Subsidiary income	54,027	—	—	(54,027)	—
Other income (expense), net	1,155	(1)	455	—	1,609

Income before income taxes	63,420	81,079	3,318	(54,027)	93,790
Provision for income taxes	1,397	29,007	1,363	—	31,767

Net income	$62,023	$52,072	$1,955	$(54,027)	$62,023

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$214,723	$187,472	$12,562	$(210,432)	$204,325
Revenue from affiliates	57,260	—	—	—	57,260

Total Revenue	$271,983	$187,472	$12,562	$(210,432)	$261,585

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	226,523	19,622	958	(210,432)	36,671
Costs from affiliates	2,117	15,612	679	—	18,408
Selling, general and administrative	29,536	(409)	1,646	—	30,773
Depreciation and amortization	9,079	61,580	2,243	—	72,902
Restructuring and transaction costs	2,270	—	—	—	2,270
Gain on undesignated interest rate swaps	(8,560)	—	—	—	(8,560)

Total operating expenses	260,965	96,405	5,526	(210,432)	152,464

Income from operations	11,018	91,067	7,036	—	109,121
Interest expense, net	43,898	18,881	1,187	—	63,966
Subsidiary income	50,291	—	—	(50,291)	—
Other income, net	566	—	175	—	741

Income before income taxes	17,977	72,186	6,024	(50,291)	45,896
Provision for (benefit from) income taxes	(13,423)	26,206	1,713	—	14,496

Net income	$31,400	$45,980	$4,311	$(50,291)	$31,400

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$360,674	$298,047	$17,526	$(329,221)	$347,026
Revenue from affiliates	98,624	—	—	—	98,624

Total revenue	459,298	298,047	17,526	(329,221)	445,650

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	363,514	26,587	1,393	(329,221)	62,273
Costs from affiliates	27,379	11,451	482	—	39,312
Selling, general and administrative	44,129	312	2,286	—	46,727
Depreciation and amortization	17,649	121,269	6,145	—	145,063
Gain on undesignated interest rate swaps	(39,335)	—	—	—	(39,335)

Total operating expenses	413,336	159,619	10,306	(329,221)	254,040

Income from operations	45,962	138,428	7,220	—	191,610
Interest expense (income), net	97,418	(2,627)	1,538	—	96,329
Subsidiary income	94,952	—	—	(94,952)	—
Other income (expense), net	2,024	(16)	1,339	—	3,347

Income before income taxes	45,520	141,039	7,021	(94,952)	98,628
Provision for (benefit from) income taxes	(19,785)	50,348	2,760	—	33,323

Net income	$65,305	$90,691	$4,261	$(94,952)	$65,305

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$427,035	$360,736	$22,700	$(408,797)	$401,674
Revenue from affiliates	107,356	—	—	—	107,356

Total revenue	534,391	360,736	22,700	(408,797)	509,030

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	438,527	42,399	2,211	(408,797)	74,340
Costs from affiliates	2,977	28,533	1,242	—	32,752
Selling, general and administrative	61,091	849	3,206	—	65,146
Depreciation and amortization	17,702	123,210	4,486	—	145,398
Restructuring and transaction costs	6,723	—	96	—	6,819
Gain on undesignated interest rate swap	(6,727)	—	—	—	(6,727)

Total operating	520,293	194,991	11,241	(408,797)	317,728

Income from operations	14,098	165,745	11,459	—	191,302
Interest expense, net	90,455	37,555	2,401	—	130,411
Subsidiary income	88,072	—	—	(88,072)	—
Other income, net	1,261	—	325	—	1,586

Income before income taxes	12,976	128,190	9,383	(88,072)	62,477
Provision for (benefit from) income taxes	(30,672)	46,704	2,797	—	18,829

Net income	$43,648	$81,486	$6,586	$(88,072)	$43,648

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$52,767	$—	$5,233	$—	$58,000

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	—	—	—	(14,484)
Dividends from affiliates	5,511	—	—	(5,511)	—

Net cash used in investing activities	(8,973)	—	—	(5,511)	(14,484)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	—	—	—	(162,985)
Proceeds from credit facility borrowings	150,000	—	—	—	150,000
Dividends to shareholder	—	—	(5,511)	5,511	—
Principal payments on deferred satellite performance incentives	(1,246)	—	—	—	(1,246)

Net cash used in financing activities	(14,231)	—	(5,511)	5,511	(14,231)

Effect of exchange rate changes on cash and cash equivalents	59	—	4	—	63

Net change in cash and cash equivalents	29,622	—	(274)	—	29,348
Cash and cash equivalents, beginning of period	62,593	—	19,180	—	81,773

Cash and cash equivalents, end of period	$92,215	$—	$18,906	$—	$111,121

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO JUNE 30, 2008

(in thousands)

	Intelsat Corp	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$199,339	$16	$(3,328)	$—	$196,027

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(77,446)	—	—	—	(77,446)
Capital contribution to Horizons joint venture	(3,554)	—	—	—	(3,554)
Dividend from affiliates	2,741	—	—	(2,741)	—
Other investing activities	539	—	—	—	539

Net cash used in investing activities	(77,720)	—	—	(2,741)	(80,461)

Cash flows from financing activities:
Repayments of long-term debt	(1,239,958)	—	—	—	(1,239,958)
Proceeds from issuance of long term debt	1,238,839	—	—	—	1,238,839
Debt issuance costs	(17,999)	—	—	—	(17,999)
Dividend to shareholder	(65,691)	—	(2,741)	2,741	(65,691)
Advances to affiliates	(30,000)	—	—	—	(30,000)
Repayments of funding of capital expenditures by customer	(30,862)	—	—	—	(30,862)
Payment of premium on early retirement of debt	(12,266)	—	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(6,107)	—	(467)	—	(6,574)

Net cash used in financing activities	(164,044)	—	(3,208)	2,741	(164,511)

Effect of exchange rate changes on cash	(139)	(16)	1,339	—	1,184
Net change in cash and cash equivalents	(42,564)	—	(5,197)	—	(47,761)
Cash and cash equivalents, beginning of period	66,043	—	18,905	—	84,948

Cash and cash equivalents, end of period	$23,479	$—	$13,708	$—	$37,187

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$227,052	$103	$8,146	$—	$235,301

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(202,831)	—	—	—	(202,831)
Dividends from affiliates	5,938	—	—	(5,938)	—
Other investing activities	1,178	—	—	—	1,178

Net cash used in investing activities	(195,715)	—	—	(5,938)	(201,653)

Cash flows from financing activities:
New debt issuance costs	(1,971)	—	—	—	(1,971)
Repayments of long-term debt	(27,161)	—	—	—	(27,161)
Repayments of funding of capital expenditures by customer	(34,642)	—	—	—	(34,642)
Principal payments on deferred satellite performance incentives	(6,963)	—	(251)	—	(7,214)
Dividends to shareholder	(4,717)	—	(5,938)	5,938	(4,717)

Net cash used in financing activities	(75,454)	—	(6,189)	5,938	(75,705)

Effect of exchange rate changes on cash and cash equivalents	(131)	—	324	—	193

Net change in cash and cash equivalents	(44,248)	103	2,281	—	(41,864)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$89,844	$103	$10,210	$—	$100,157

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings, referred to as the New Sponsors Acquisition, for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement, referred to as the BC Share Purchase Agreement, among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind (referred to as “PIK”) election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement. Following that transfer, referred to as the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, referred to as the Serafina Assignment, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements, and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008, referred to as the Financing Commitment Letter.

In connection with the New Sponsors Acquisition, both Intelsat Sub Holdco and Intelsat Corp also entered into amendments to their existing senior secured credit facilities, which became effective on February 4, 2008. Intelsat Corp also borrowed $150.0 million under a new incremental term loan under its senior secured credit facilities. These amendments and the new term loan are described below under “—Liquidity and Capital Resources—Credit Facility Amendments.”

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008, we completed the repayment of each such change of control offer financing the repurchase through backstop financing borrowings under the Financing Commitment Letter.

In addition, all outstanding restricted performance shares under the Intelsat Holdings 2005 Share Incentive Plan, or the 2005 Share Plan, vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements, or SCAs, issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $62.7 million during the first quarter of 2008 (see Note 2—New Sponsors Acquisition in our condensed consolidated financial statements). In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Serafina Holdings (“exchange shares”) and the exchange shares continue to be classified as a liability of the Company’s indirect parent due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required management to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

Results of Operations

Three and Six Months Ended June 30, 2007, the Three Months Ended June 30, 2008 and the Combined Six Months Ended June 30, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to June 30, 2008. As a result of the New Sponsors Acquisition, the reported results of operations for the three and six months ended June 30, 2007 are not necessarily comparable to the three months ended June 30, 2008 and the combined six months ended June 30, 2008 primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the three months ended June 30, 2007 and 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$204,325	$208,401	$4,076	2%
Revenue from affiliates	57,260	61,333	4,073	7

Total revenue	261,585	269,734	8,149	3

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	36,671	36,953	282	1
Costs from affiliates	18,408	25,630	7,222	39
Selling, general and administrative	30,773	29,266	(1,507)	(5)
Depreciation and amortization	72,902	86,775	13,873	19
Restructuring and transaction costs	2,270	—	(2,270)	NM
Gain on undesignated interest rate swaps	(8,560)	(58,145)	(49,585)	579

Total operating expenses	152,464	120,479	(31,985)	(21)

Income from operations	109,121	149,255	40,134	37
Interest expense, net	63,966	57,074	(6,892)	(11)
Other income, net	741	1,609	868	117

Income before income taxes	45,896	93,790	47,894	104
Provision for income taxes	14,496	31,767	17,271	119

Net income	$31,400	$62,023	$30,623	98%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to June 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for the combined six months ended June 30, 2008 compared to the six months ended June 30, 2007. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$347,026	$418,052
Revenue from affiliates	51,021	98,624	149,645

Total revenue	122,047	445,650	567,697

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	62,273	73,425
Costs from affiliates	6,858	39,312	46,170
Selling, general and administrative	12,117	46,727	58,844
Depreciation and amortization	26,851	145,063	171,914
Restructuring and transaction costs	62,675	—	62,675
(Gain) loss on undesignated interest rate swaps	11,431	(39,335)	(27,904)

Total operating expenses	131,084	254,040	385,124

Income (loss) from operations	(9,037)	191,610	182,573
Interest expense, net	21,224	96,329	117,553
Other income, net	169	3,347	3,516

Income (loss) before income taxes	(30,092)	98,628	68,536
Provision for (benefit from) income taxes	(10,702)	33,323	22,621

Net income (loss)	$(19,390)	$65,305	$45,915

The following table sets forth our comparative statements of operations for the six months ended June 30, 2007 and the combined six months ended June 30, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented:

		Combined	Combined Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$401,674	$418,052	$16,378	4%
Revenue from affiliates	107,356	149,645	42,289	39

Total revenue	509,030	567,697	58,667	12

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	74,340	73,425	(915)	(1)
Costs from affiliates	32,752	46,170	13,418	41
Selling, general and administrative	65,146	58,844	(6,302)	(10)
Depreciation and amortization	145,398	171,914	26,516	18
Restructuring and transaction costs	6,819	62,675	55,856	819
Gain on undesignated interest rate swaps	(6,727)	(27,904)	(21,177)	315

Total operating expenses	317,728	385,124	67,396	21

Income from operations	191,302	182,573	(8,729)	(5)
Interest expense, net	130,411	117,553	(12,858)	(10)
Other income, net	1,586	3,516	1,930	122

Income before income taxes	62,477	68,536	6,059	10
Provision for income taxes	18,829	22,621	3,792	20

Net income	$43,648	$45,915	$2,267	5%

Income from Operations

Our income from operations increased by $40.1 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This was primarily due to the following:

•	a $49.6 million increase in gain on undesignated interest rate swaps as a result of changes in interest rates; partially offset by

•

a $13.9 million increase in depreciation and amortization due to an increase in the fair value of depreciable and amortizable assets upon the closing of the New Sponsors Acquisition and an increase in depreciation resulting from the placement of two satellites into service in the second half of 2007; and

•

decreased income from operations of $3.1 million resulting from higher costs from affiliates of $7.2 million, partially offset by higher revenue from affiliates of $4.1 million due to higher costs incurred and revenues earned by Intelsat Corp under our Master Intercompany Services Agreement, or MISA, as a result of increased costs related to support of new customer business on recently launched satellites offset by higher capacity sales in part to other subsidiaries of Intelsat Holdings.

Our income from operations decreased by $8.7 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This was primarily due to the following:

•

a $55.9 million increase in restructuring and transaction costs, which in 2008 consisted of $62.7 million of costs related to the sale or cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition; and

•

a $26.5 million increase in depreciation and amortization due an increase in the fair value of depreciable and amortizable assets upon the closing of the New Sponsors Acquisition and an increase in depreciation resulting from the placement of two satellites into service in the second half of 2007; partially offset by

•

a $58.7 million increase in revenue, primarily due to an increase in revenue from affiliates largely related to the transaction costs associated with the sale and cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition which were incurred by Intelsat Corp and billed in accordance with the MISA, as well as an increase in revenue from external customers due to new business expansion and contract renewals with existing customers, strong sales to new customers and improved contract terms; and

•	a $21.2 million increase in gain on undesignated interest rate swaps as a result of changes in interest rates.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended June 30, 2007 and 2008, with the increase and percentage changes between the periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Increase	Percentage Change
	(in thousands, except percentages)
Transponder services	$182,031	$183,285	$1,254	1%
Managed services	11,973	14,332	2,359	20
Mobile satellite services and other	10,321	10,784	463	4

Subtotal	204,325	208,401	4,076	2
Revenue from affiliates	57,260	61,333	4,073	7

Total	$261,585	$269,734	$8,149	3%

The following table sets forth our comparative revenue by service type for the six months ended June 30, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to June 30, 2008 and the combined six months ended June 30, 2008 with the increase and percentage changes between the six months ended June 30, 2007 and the combined six months ended June 30, 2008:

	Predecessor Entity		Successor Entity	Combined
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008	Increase	Percentage Change
	(in thousands, except percentages)
Transponder services	$362,147	$64,406	$306,937	$371,343	$9,196	3%
Managed services	23,406	4,437	23,248	27,685	4,279	18
Mobile satellite services and other	16,121	2,183	16,841	19,024	2,903	18

Subtotal	401,674	71,026	347,026	418,052	16,378	4
Revenue from affiliates	107,356	51,021	98,624	149,645	42,289	39

Total	$509,030	$122,047	$445,650	$567,697	$58,667	12%

Revenue from non-affiliate, external customers for the three months ended June 30, 2008 increased by $4.1 million, or 2%, as compared to the three months ended June 30, 2007. Our revenue increased primarily due to expansions and renewals of existing contracts, new business and improved contract terms in both managed services and transponder services.

Revenue from non-affiliate, external customers for the combined six months ended June 30, 2008 increased by $16.4 million, or 4%, as compared to the six months ended June 30, 2007. Expansions and renewals of existing contracts, new business and improved contract terms contributed to the overall favorable trends. By service type, our revenue increased due to the following:

•

Transponder services—an increase of $9.2 million due primarily to strong growth in network services resulting from new business and service expansions for customers in Latin America and North America, offset somewhat by reduced revenues from Latin American media customers resulting from the planned consolidation of satellites serving that region which occurred in the second quarter of 2008.

•

Managed services—an increase of $4.3 million primarily due to $3.5 million in new business and service expansions for North American network services customers using International private line and internet trunking services, and a net increase of $0.8 million in revenues from media customers for occasional use and GXS media solutions, primarily in Latin America.

•

Mobile satellite services and other—an increase of $2.9 million largely due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $0.3 million or 1%, to $37.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The slight increase was primarily due to:

•	an increase of $1.1 million in higher cost of sales and fiber expenses including costs from Horizons-2 which was not in service during 2007; partially offset by

•	a decrease of $0.8 million including lower staff-related expenses due to lower headcount and other various expenses.

Direct costs of revenue decreased by $0.9 or 1%, to $73.4 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The slight decrease was primarily due to:

•	a decrease of $3.0 million in staff-related expenses due to lower headcount; partially offset by

•	an increase of $1.9 million in cost of sales related to increased revenue opportunities.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.5 million, or 5%, to $29.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease was primarily due to:

•	a decrease of $3.0 million in staff-related expenses due to lower headcount; partially offset by

•	an increase of $1.7 million in other expenses, primarily related to marketing and communications expenses.

Selling, general and administrative expenses decreased by $6.3 million, or 10%, to $58.8 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The decrease was primarily due to:

•	a decrease of $5.5 million in staff-related expenses due to lower headcount; and

•

a decrease of $5.2 million in professional fees due to higher expenses incurred during the six months ended June 30, 2007 to support our integration activities and other merger and acquisition activities; partially offset by

•	an increase of $4.5 million in marketing and communications expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $13.9 million, or 19%, to $86.8 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to:

•

an increase of $6.5 million in depreciation and amortization expense primarily due to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•	an increase of $7.3 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007.

Depreciation and amortization expense increased by $26.5 million, or 18%, to $171.9 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to:

•

an increase of $12.5 million in depreciation and amortization expense primarily due to the increase in the fair value of our depreciable and amortizable assets upon the closing of the New Sponsors Acquisition; and

•	an increase of $14.0 million in depreciation expense resulting from the placement of our Galaxy 17 and Intelsat 11 satellites into service in the third and fourth quarter of 2007.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net decreased by $6.9 million, or 11%, to $57.1 million for the three months ended June 30, 2008 as compared to $64.0 million for the three months ended June 30, 2007. The decrease in interest expense, net was principally due to the following:

•	lower interest expense of $10.6 million related to our variable rate debt due to lower rates in 2008 as compared to 2007; and

•

lower interest expense of $0.8 million due to lower interest associated with the repayment of our 6.375% Senior Notes due 2008 and their refinancing with the incremental Tranche B-2 term loan; partially offset by

•	a decrease of $5.3 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $4.0 million for the three months ended June 30, 2008.

Interest expense, net decreased by $12.9 million, or 10%, to $117.6 million for the combined six months ended June 30, 2008 as compared to $130.4 million for the six months ended June 30, 2007. The decrease in interest expense, net was principally due to the following:

•	lower interest expense of $17.0 million related to our variable rate debt due to lower rates in 2008 as compared to 2007; and

•

lower interest expense of $1.1 million due to lower interest associated with the repayment of our 6.375% Senior Notes due 2008 and their refinancing with the incremental Tranche B-2 term loan; partially offset by

•	a decrease of $6.3 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $5.5 million for the combined six months ended June 30, 2008.

Other Income, Net

Other income, net was $1.6 million for the three months ended June 30, 2008 as compared to $0.7 million for the three months ended June 30, 2007. The increase of $0.9 million was primarily related to a $1.0 million increase in realized gains on our available-for-sale investments.

Other income, net was $3.5 million for the combined six months ended June 30, 2008 as compared to $1.6 million for the six months ended June 30, 2007. The increase of $1.9 million was primarily related to increased foreign currency exchange rate gains of $1.1 million and increased realized gains on available-for-sale investments of $0.7 million.

Provision for Income Taxes

We had a provision for income taxes of $31.8 for the three months ended June 30, 2008 as compared to $14.5 million for the three months ended June 30, 2007. This increase was principally due to increased pre-tax income and changes in the benefits claimed under the extraterritorial income exclusion.

We had a provision for income taxes of $22.6 million for the combined six months ended June 30, 2008 as compared to $18.8 million for the six months ended June 30, 2007. This increase was principally due to increased pre-tax income and changes in the benefits claimed under the extraterritorial income exclusion.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector and we present EBITDA to enhance understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income to EBITDA for the three months ended June 30, 2007 and 2008, the six months ended June 30, 2007 and the combined six months ended June 30, 2008 is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Combined
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(in thousands)		(in thousands)
Net income	$31,400	$62,023	$43,648	$45,915
Add:
Interest expense, net	63,966	57,074	130,411	117,553
Provision for income taxes	14,496	31,767	18,829	22,621
Depreciation and amortization	72,902	86,775	145,398	171,914

EBITDA	$182,764	$237,639	$338,286	$358,003

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Six Months Ended June 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Net cash provided by operating activities	$235,301	$58,000	$196,027	$254,027
Net cash used in investing activities	(201,653)	(14,484)	(80,461)	(94,945)
Net cash used in financing activities	(75,705)	(14,231)	(164,511)	(178,742)
Net change in cash and cash equivalents	(41,864)	29,348	(47,761)	(18,413)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $254.0 million for the combined six months ended June 30, 2008 reflected an increase of $18.7 million as compared to the six months ended June 30, 2007. The improved cash flows from operating activities resulted from higher net income including revenue from affiliates in the combined 2008 period and an increase in deferred credits and other liabilities. The improvements were partially offset by increases in the amounts due from affiliates as well as by increased prepaid expenses and other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $106.7 million to $94.9 million for the combined six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was due to lower capital expenditures of $110.9 million associated with the satellites under construction during 2008 as compared to 2007, offset by a $3.6 million capital contribution to our Horizons joint venture.

Net Cash Used in Financing Activities

Net cash used in financing activities was $178.7 million for the combined six months ended June 30, 2008 as compared to net cash used in financing activities of $75.7 million for the six months ended June 30, 2007. The increase in cash used in financing activities includes repayment of $163.0 million of long-term debt, $13.0 million of which was scheduled principal payments and $150.0 million of which was paid from a refinancing in conjunction with the New Sponsor Acquisition Transactions; dividends paid during the six months ended June 30, 2008 of $65.7 million; and advances made to our direct parent in the amount of $30.0 million.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition, Intelsat has become a significantly more highly leveraged company, which will result in a significant increase in its interest expense in future periods.

New Sponsors Acquisition Financing

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of approximately $30.1 million to the carrying value of the existing debt. This difference between the newly allocated fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Credit Facility Amendments

On January 25, 2008, we entered into Amendment No. 2 to our Amended and Restated Credit Agreement, referred to as the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate, or ABR, loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.500% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.500% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loans.

Debt Repayment

On January 15, 2008, we repaid at maturity $150.0 million of 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of our senior secured credit facilities. We used the proceeds of our incremental Tranche B-2 term loans to repay the $150.0 million borrowing we had previously made under the revolving credit facility portion of our senior secured credit facilities.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of these notes the right to require us to repurchase these notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the quarter ended June 30, 2008, we completed the repayment of the notes tendered in each such change of control offer, financing the repurchase through borrowings under the Financing Commitment Letter.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of our 9% Senior Notes due 2014; and

•	$575.0 million of our 9% Senior Notes due 2016.

Debt Refinancing

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4%.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations,” we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the credit agreement, as described in the table and related footnotes below, we must maintain a secured net debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Intelsat Corp

Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and our Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Our Intelsat Corp Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

The following table sets forth a reconciliation of Intelsat Corp Adjusted EBITDA to EBITDA to net income and to net cash provided by operating activities for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

		Combined (1)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$235,301	$254,027
Depreciation and amortization	(145,398)	(171,914)
Provision for doubtful accounts	(2,369)	(3,303)
Foreign currency transaction loss	193	1,247
Deferred income taxes	(17,864)	27,756
Gain (loss) on disposal of assets	23	(48)
Share-based compensation expense	(298)	(61,867)
Amortization of bond discount and issuance costs	(1,020)	(3,850)
Gain on undesignated interest rate swaps	2,163	33,774
Other non-cash items	(1,798)	(2,465)
Changes in operating assets and liabilities	(25,285)	(27,442)

Intelsat Corp net income	43,648	45,915

Add (Subtract):
Interest expense, net	130,411	117,553
Provision for income taxes	18,829	22,621
Depreciation and amortization	145,398	171,914

EBITDA	338,286	358,003

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Restructuring and transaction costs (2)	6,819	62,675
Gain on undesignated interest rate swap (3)	(6,727)	(27,904)
Non-recurring and other non-cash items (4)	8,698	8,278

Intelsat Corp Adjusted EBITDA	$347,076	$401,052

(1)

As a result of the consummation of the New Sponsors Acquisition, the financial results for the six months ended June 30, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to June 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and from February 1, 2008 to June 30, 2008, as we believe this combination is useful to the reader. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

(2)	Reflects restructuring costs incurred in connection with the Intelsat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition.
(3)	Represents the gain recognized in connection with the change in the fair value of the interest rate swaps.
(4)	For the six months ended June 30, 2007, non-recurring and other non-cash items primarily consisted of $8.6 million of non-recurring integration costs and $1.7 million of Horizons lease expense, partially offset by $1.4 million of non-cash amortization related to a fair value adjustment. For the combined six months ended June 30, 2008, non-recurring and other non-cash items primarily consisted of $6.0 million of non-recurring integration and other costs and $4.3 million of expense for services on the Horizons-1 and Horizons-2 satellites.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. In the next twelve months, other than the impact of the New Sponsors Acquisition Transactions, we expect our most significant cash outlays to be for debt service requirements on our outstanding debt and capital expenditures, as described below in “—Capital Expenditures.” We intend to fund these payment requirements through cash on hand, cash provided by operating activities, borrowings under our senior secured credit facilities and intercompany borrowings.

As of June 30, 2008, we had outstanding letters of credit of $2.1 million and our revolving credit facility was undrawn. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility. The availability under our revolving credit facilities was $172.9 million, subject to the aggregate availability restriction.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 98% of our backlog related to contracts that either were non-cancellable or had substantial termination penalties. Our backlog was approximately $4.5 billion as of both December 31, 2007 and June 30, 2008, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of June 30, 2008, we had approximately $69.0 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of June 30, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Health

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing a loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with Intelsat’s existing satellite anomaly contingency plans, Intelsat restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, certain transponders of which continue to operate normally.

Intelsat established a failure review board, referred to as the FRB, with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The FRB concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite. This design flaw exists on three of the combined Company’s satellites—Galaxy 26, Galaxy 27 and IS-8. Intelsat currently believes that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

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

Payments for satellites and other property and equipment during the combined six months ended June 30, 2008 were $91.9 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite will operate from 123º west longitude and will serve programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. We have two satellites on order with launches currently planned in 2009. We expect our 2008 total capital expenditures to range from approximately $170 million to $200 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided by operating activities and, if necessary, borrowings under the revolving facility of our senior secured credit facilities and intercompany borrowings.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT International, or JSAT, that built and launched a Ku-band satellite in December 2007 to operate at 74.05º west longitude, referred to as Horizons-2. The Horizons-2 satellite was placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $193.1 million as of June 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. In connection with our investment in Horizons-2, in August 2005, we entered into a capital contribution and subscription agreement, which requires us to fund our 50% share of the amounts due under Horizon-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made a contribution of $3.6 million in March 2008. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in its contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Our investment is being accounted for using the equity method.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply for Intelsat Corp includes (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits to our condensed consolidated financial statements we adopted the recognition provisions of SFAS 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for us beginning on January 1, 2008. The adoption of SFAS 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of its eligible financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS 160 and the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of SFAS 161 and the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. Additionally, FSP SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible acquired after the effective date. The disclosure requirements, however, must be applied prospectively to intangibles recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP SFAS 142-3 and the impact, if any, on our consolidated financial statements.

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

Approximately 40%, or $1.4 billion, of our debt as of June 30, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of June 30, 2008, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On June 30, 2008, the rate we would pay averaged 4.0% and the rate we would receive averaged 2.8%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS 133 as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap asset would decrease to a liability of approximately $47.8 million and the fair value of the options would increase to an asset approximately $9.0 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $1.3 million on our condensed consolidated statements of operations and cash flows as of June 30, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2008. During the second quarter of 2008, we identified a failure in our procedures for review and reconciliation with respect to accounting for the MISA. We have concluded that this error resulted in a material weakness in our internal control over financial reporting. We are in the process of implementing remedial steps. Because of this material weakness, our principal executive and financial officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, our principal executive officer and our principal financial officer concluded that as of March 31, 2008, our internal control over financial reporting was effective. Because of the material weakness described above, our principal executive and financial officer has concluded that as of June 30, 2008, our internal control over financial reporting was not effective. We are in the process of implementing remedial steps.

In addition, during the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first two quarters of 2008. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.2	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.3	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

10.1	Separation Agreement and Release, by and among Intelsat Global, Ltd., Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey P. Freimark, dated June 5, 2008 (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 6, 2008).
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: August 13, 2008	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer and Acting Chief Financial Officer