Form 10-Q
period 2008-09-30
Intelsat CORP
filed 2008-11-13
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, 548 shares of our common stock were outstanding.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and September 30, 2008 (Successor Entity) (Unaudited)	4
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 (Predecessor Entity) and the Three Months Ended September 30, 2008 (Successor Entity)	5
	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to September 30, 2008 (Successor Entity)	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to September 30, 2008 (Successor Entity)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4T.	Controls and Procedures	62

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults upon Senior Securities	63
Item 4.	Submission of Matters to a Vote of Security Holders	63
Item 5.	Other Information	63
Item 6.	Exhibits	64

SIGNATURES		65

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us” and “our” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Intelsat Acquisition Transactions” refers to the acquisition of Intelsat Holding Corporation by Intelsat Bermuda on July 3, 2006 and related transactions, (3) the term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (4) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (5) the term “Serafina” refers to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (6) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (7) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, and (11) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,773	$223,771
Receivables, net of allowance of $9,806 in 2007 and $7,818 in 2008	64,640	48,094
Due from affiliates	—	29,469
Deferred income taxes	32,877	26,601
Prepaid expenses and other current assets	26,407	30,792

Total current assets	205,697	358,727
Satellites and other property and equipment, net	1,918,002	2,479,036
Goodwill	3,734,649	3,333,574
Non-amortizable intangible assets	1,116,600	1,053,070
Amortizable intangible assets, net	267,640	559,697
Deferred charges and other assets, net	186,520	300,450

Total assets	$7,429,108	$8,084,554

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,412	$45,729
Taxes payable	611	4,522
Due to affiliates	25,283	—
Employee related liabilities	38,818	32,326
Customer advances for satellite construction	30,610	—
Accrued interest payable	45,150	49,259
Current portion of long-term debt	60,840	89,051
Deferred satellite performance incentives	20,568	18,226
Deferred gains and revenue	29,498	57,714

Total current liabilities	310,790	296,827
Long-term debt, net of current portion	3,386,402	3,356,447
Deferred satellite performance incentives, net of current portion	100,013	105,496
Deferred revenue, net of current portion	19,216	29,226
Deferred income taxes	515,806	832,764
Accrued retirement benefits	17,492	56,681
Deferred credits and other long-term liabilities	135,864	152,147

Commitments and contingencies (see Note 13)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2007 and September 30, 2008	—	—
Paid-in capital	2,902,753	3,246,678
Retained earnings	34,964	9,906
Accumulated other comprehensive income (loss)	5,808	(1,618)

Total shareholder’s equity	2,943,525	3,254,966

Total liabilities and shareholder’s equity	$7,429,108	$8,084,554

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008
Revenue:
Transponder services, satellite-related services and other	$203,024	$209,599
Revenue from affiliates	51,183	63,242

Total revenue	254,207	272,841

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	34,045	40,872
Costs from affiliates	20,368	26,436
Selling, general and administrative	26,809	26,499
Depreciation and amortization	77,270	86,769
Restructuring and transaction costs	(104)	—
Loss on undesignated interest rate swaps	9,488	21,301

Total operating expenses	167,876	201,877

Income from operations	86,331	70,964
Interest expense, net	64,634	61,897
Other income, net	1,478	5,433

Income before income taxes	23,175	14,500
Provision for income taxes	7,030	4,208

Net income	$16,145	$10,292

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Revenue:
Transponder services, satellite-related services and other	$604,698	$71,026	$556,625
Revenue from affiliates	158,539	51,021	161,867

Total revenue	763,237	122,047	718,492

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	108,385	11,152	103,145
Costs from affiliates	53,120	6,858	65,748
Selling, general and administrative	91,955	12,117	73,226
Depreciation and amortization	222,669	26,851	231,832
Restructuring and transaction costs	6,715	62,675	—
(Gain) loss on undesignated interest rate swaps	2,760	11,431	(18,033)

Total operating expenses	485,604	131,084	455,918

Income (loss) from operations	277,633	(9,037)	262,574
Interest expense, net	195,045	21,224	158,226
Other income, net	3,064	169	8,781

Income (loss) before income taxes	85,652	(30,092)	113,129
Provision for (benefit from) income taxes	25,859	(10,702)	37,531

Net income (loss)	$59,793	$(19,390)	$75,598

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Cash flows from operating activities:
Net income (loss)	$59,793	$(19,390)	$75,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	222,669	26,851	231,832
Provision for doubtful accounts	2,859	4,458	(2,841)
Foreign currency transaction gain	(1,199)	(63)	(1,830)
Deferred income taxes	20,624	(27,756)	78
Loss on disposal of assets	265	—	58
Share-based compensation expense	303	61,844	113
Amortization of bond discount and issuance costs	2,890	156	8,474
(Gain) loss on undesignated interest rate swaps	9,654	11,748	(30,095)
Other non-cash items	(481)	113	31
Changes in operating assets and liabilities:
Receivables	4,587	(6,325)	18,818
Prepaid expenses and other assets	(19,677)	(14,586)	3,886
Accounts payable and accrued liabilities	(18,876)	12,524	(24,433)
Due to (from) affiliates	84,029	(28,453)	14,228
Accrued retirement benefits	(3,037)	(72)	76
Deferred gains and revenue	5,992	17,075	20,436
Other long-term liabilities	(16,463)	19,876	31,419

Net cash provided by operating activities	353,932	58,000	345,848

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(281,897)	(14,484)	(101,197)
Capital contributions to unconsolidated affiliates	—	—	(9,659)
Other investing activities	2,078	—	4,699

Net cash used in investing activities	(279,819)	(14,484)	(106,157)

Cash flows from financing activities:
Repayments of long-term debt	(40,146)	(162,985)	(1,253,324)
Proceeds from issuance of long-term debt	—	150,000	1,238,839
Proceeds from revolving credit facility	—	—	66,101
Debt issuance costs	(2,172)	—	(17,999)
Dividends to shareholders	(4,717)	—	(65,691)
Advances to affiliates	—	—	(12,000)
Repayments of funding of capital expenditures by customer	(41,282)	—	(30,862)
Payment of premium on early retirement of debt	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(10,888)	(1,246)	(15,496)

Net cash used in financing activities	(99,205)	(14,231)	(102,698)

Effect of exchange rate changes on cash and cash equivalents	1,199	63	1,830

Net change in cash and cash equivalents	(23,893)	29,348	138,823
Cash and cash equivalents, beginning of period	142,021	81,773	84,948

Cash and cash equivalents, end of period	$118,128	$111,121	$223,771

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$191,949	$19,225	$141,953
Income taxes paid, net	7,783	379	2,122
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$13,241	$4,898	$5,663

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions (see Note 2—New Sponsors Acquisition).

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation and its subsidiaries (“Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission (“SEC”). The term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corporation” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of our indirect parent, Intelsat Holdings, Ltd. (“Intelsat Holdings”) for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008 and “pushed-down” the recorded accounting adjustments to reflect the acquisition at fair value. The condensed consolidated financial statements as of December 31, 2007, for the three and nine months ended September 30, 2007 and for the period January 1, 2008 to January 31, 2008 show the operations of the “predecessor entity.” The condensed consolidated financial statements as of September 30, 2008, for the three months ended September 30, 2008, and for the period from February 1, 2008 to September 30, 2008 show the operations of the “successor entity.”

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our undesignated interest rate swaps, income taxes, useful lives of satellites, intangible assets and other property and equipment and recoverability of goodwill and non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In connection with our implementation of a new financial reporting system, which was placed in service during the first quarter of 2008, we identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a company-wide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, we revised the allocation methodology based on the primary purpose of each legal entity (e.g., sales center, teleport or operation, or administrative). The reclassification did not impact our previously reported revenue, total operating expenses, income (loss) from operations or net income (loss).

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS No. 160 and the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of SFAS No. 161 and the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. Additionally, FSP No. SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP No. SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP No. SFAS 142-3 and the impact, if any, on our consolidated financial statements.

Fair Value Measurements

SFAS No. 157, which we prospectively adopted on January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We performed an evaluation of our financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS No. 157. As a result of that evaluation, we identified investments in marketable securities and interest rate financial derivative instruments as having met such criteria.

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and September 30, 2008, and are included in other assets in the accompanying condensed consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity. Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income, net within our condensed consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income, net, respectively, within the condensed consolidated statements of operations.

We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework. The fair value of our marketable securities as of September 30, 2008 was $8.9 million.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and the current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also consider the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 2    New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement.

Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our indirect parent, is referred to as the New Sponsors Acquisition.

The former shareholders of Intelsat Holdings (other than management), including funds advised by or associated with Apax Partners Worldwide LLP, Apax Partners, L.P., Apollo Management V, L.P., MDP Global Investors Limited and Permira Advisers LLC (collectively, the “Former Sponsors”), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”) and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1 /4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

In addition, we entered into an amendment and a joinder to our existing credit agreement to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions. The New Sponsors Acquisition Transactions represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries, including us (see Note 9—Long-Term Debt).

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs within restructuring and transaction costs in our condensed consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings upon completion of the New Sponsors Acquisition.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

The purchase price was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Less: Net assets of Intelsat Holdings, excluding Intelsat Corp	1,794,400

Purchase price allocated to Intelsat Corp	$3,246,565

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

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

Certain employees of Intelsat Global Service Corporation (“IGSC”) who were transferred to us following the completion of the acquisition of PanAmSat Holdco by Intelsat Bermuda on July 3, 2006 (together with related transactions, the “Intelsat Acquisition Transactions”) previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted shares held by these employees were awarded pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded were time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited.

Recipients of awards who terminated employment with Intelsat Holdings or its subsidiaries would forfeit unvested shares awarded, except that performance shares would remain outstanding for 180 days and would vest if performance vesting criteria were met within 180 days following termination without cause. Additionally, the restricted share agreements had certain repurchase features which provided that if an employee was terminated without cause or upon death or disability, Intelsat Holdings had the right for two years to repurchase any vested shares at fair value as determined on the termination date. In the event an employee resigned, Intelsat Holdings’ repurchase right for vested shares would be at a price equal to the lesser of fair value or $2.15 per share.

Prior to the completion of the New Sponsors Acquisition, we had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. We recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of our indirect parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of Intelsat Holdings.

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

A summary of the changes in Intelsat Global’s non-vested restricted shares during the successor period February 1, 2008 through September 30, 2008 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of February 1, 2008	61,906	$0.54
Vested February 1, 2008 through September 30, 2008	(18,841)	$0.54

Total non-vested restricted shares at September 30, 2008	43,065	$0.54

The non-vested restricted shares have a remaining weighted-average vesting period of 16 months.

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

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the Intelsat Acquisition Transactions, two of our executives prior to July 3, 2006 who held options to purchase common stock of PanAmSat Holdco rolled over such options by entering into SCAs to purchase Intelsat Holdings common shares. While the rollover adjusted the exercise price and number of applicable shares covered, the vesting period associated with the previous PanAmSat Holdco stock options continued, and the SCAs were to vest in annual installments through August 2009. In the case of one of the executives, the SCA was deemed a grant of options to purchase Intelsat Holdings common shares under SFAS No. 123R.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

cancellation of these awards, we recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123R.

(c) Deferred Compensation Plan and Supplemental Savings Plan

Prior to the Intelsat Acquisition Transactions, we had a Deferred Compensation Plan and a Supplemental Savings Plan for eligible employees. Under both plans, executives and other highly compensated employees were entitled to defer a portion of their compensation to future years. In connection with the Intelsat Acquisition Transactions, we terminated both the Supplemental Savings Plan and the Deferred Compensation Plan immediately before the closing of the Intelsat Acquisition Transactions on July 3, 2006. The remaining payments of $6.2 million were made to participants of the plans in the first quarter of 2007.

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, we assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under the 2004 Share Incentive Plan (the “2004 Plan”). The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. We recorded compensation expense over the remaining vesting period following the conversion to deferred compensation. We recorded compensation expense of $1.2 million during the nine months ended September 30, 2007. There was no expense recorded for the three months ended September 30, 2007. As of December 31, 2007, all deferred compensation amounts had been paid and there was no remaining liability to be paid.

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

Following the completion of the acquisition of PanAmSat Holding Corporation by Intelsat Bermuda on July 3, 2006, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties developed and implemented integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. Intelsat Corp legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the liability for IGSC’s postretirement health insurance plan would transfer to Intelsat Corp for all active participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to Intelsat Corp at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse Intelsat Corp for a fraction of the future cash contributions required, if any, to the Intelsat Staff Retirement Plan. IGSC was not

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

required to make any contributions in 2007. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit plan, which could impact the value of the plan assets after the date of these financial statements. Additionally, any significant decline in the fair value of our defined benefit plan assets could affect its funded status. The impact on the funded status as of December 31, 2008 will be determined based upon market conditions in effect when we perform our annual valuation as of December 31, 2008. Furthermore, we do not expect to make any contributions to the postretirement health insurance plan, which is an unfunded plan.

Adoption of SFAS No. 158. On December 31, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of our pension and other postretirement benefits in the December 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of income taxes. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains/losses and unrecognized prior service costs/credits, both of which were previously netted against the plan’s funded status in our consolidated balance sheets pursuant to SFAS No. 87 and SFAS No. 106. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS No. 158.

On January 1, 2008, we adopted the measurement provision of SFAS No. 158 utilizing a 15-month model for transition. Accordingly, we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized 3/15ths, or $0.2 million (net of tax), of such costs as an adjustment to retained earnings in January 2008.

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Service cost	$809	$621	$2,427	$217	$1,656
Interest cost	4,440	5,064	13,319	1,621	13,504
Expected return on plan assets	(5,890)	(5,775)	(17,669)	(2,014)	(15,400)
Amortization of unrecognized prior service cost	(98)	—	(294)	(26)	—
Amortization of unrecognized net loss	—	—	—	18	—

Total costs	$(739)	$(90)	$(2,217)	$(184)	$(240)

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Net periodic other postretirement benefit costs included the following components (in thousands):

	Other Postretirement Benefits
	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
Service cost	$238	$151	$715	$55	$402
Interest cost	105	127	314	43	338
Amortization of unrecognized net gain	(20)	—	(59)	(18)	—

Total costs	$323	$278	$970	$80	$740

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed resulted in an increase to the projected benefit obligation of $39.6 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 2—New Sponsors Acquisition).

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $5.6 million, $0.4 million and $5.0 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 5    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Service charges:
Billed	$67,167	$53,493
Unbilled	5,009	858
Other	2,270	1,561
Allowance for doubtful accounts	(9,806)	(7,818)

Total	$64,640	$48,094

Unbilled satellite utilization charges represent amounts earned and accrued as receivables from customers for their usage of our satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

Note 6    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Satellites and launch vehicles	$2,066,475	$2,458,445
Information systems and ground segment	132,223	119,133
Buildings and other	83,431	93,047

Total cost	2,282,129	2,670,625
Less: accumulated depreciation	(364,127)	(191,589)

Total	$1,918,002	$2,479,036

Satellites and other property and equipment, net as of December 31, 2007 and September 30, 2008 included construction-in-progress of $287.0 million and $186.4 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $25.3 million, $1.9 million and $11.7 million were capitalized for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. Carrying amounts as of September 30, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event of a failure of any launch, we may exercise our right to obtain a replacement launch within a specified period following our request for re-launch.

(b) Satellite Launch

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. The satellite entered into service during June 2008.

(c) Satellite Health

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing a loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with Intelsat’s existing satellite anomaly contingency plans, Intelsat restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally.

Intelsat established a failure review board with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite in November 2004. This design flaw exists on three of our combined company’s satellites—Galaxy 26, Galaxy 27 and IS-8. Intelsat currently believes that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

Note 7    Investments

We have a joint venture with JSAT International (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million, $0.02 million and $0.1 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The investment balance of $19.1 million and $16.2 million as of December 31, 2007 and September 30, 2008, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the preliminary allocation of the purchase price for the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

During the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recorded expenses of $3.0 million, $0.3 million and $2.5 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.5 million, $0.1 million and $0.4 million during the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $11.2 million, $1.1 million and $10.1 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The payable due to JSAT was $2.5 million and $1.8 million as of December 31, 2007 and September 30, 2008, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 (“Horizons-2”). The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $166.6 million as of September 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million for the successor period February 1, 2008 to September 30, 2008. As of December 31, 2007 and September 30, 2008, the investment balance of $83.0 million and $77.4 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance that is discussed below (see Note 2—New Sponsors Acquisition).

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $3.6 million and $6.1 million in March 2008 and September 2008, respectively. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $15.3 million and $12.2 million within accrued liabilities as of December 31, 2007 and September 30, 2008, and a liability of $67.7 million and $58.6 million within other long-term liabilities as of December 31, 2007 and September 30, 2008, respectively, in the accompanying condensed consolidated balance sheets.

We provide tracking, telemetry and control and administrative services for the Horizons-2 satellite. We received no revenue for these services during the nine months ended September 30, 2007 or the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.5 million during the successor period February 1, 2008 to September 30, 2008. During the successor period February 1, 2008 to September 30, 2008, we recorded expenses of $5.0 million in relation to the utilization of satellite capacity for the Horizons-2 satellite.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $4.6 million for the successor period February 1, 2008 to September 30, 2008. The amount payable to JSAT was $2.0 million as of September 30, 2008.

In March 2007, we entered into an agreement to purchase and assume a launch service contract of Horizons-2. Under the agreement, we agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. We currently plan to use this launch service contract for the launch of Intelsat’s IS-15 satellite.

Note 8    Goodwill and Other Intangible Assets

As discussed in Note 2—New Sponsors Acquisition, a preliminary allocation of the purchase price was performed using information available at the time and was based on estimates of fair values of the assets acquired and liabilities assumed, including revaluation of our intangible assets.

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Goodwill	$3,734,649	$3,333,574
Tradename	$—	$21,970
Orbital locations	$1,116,600	$1,031,100

The carrying amounts and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$205,400	$(60,305)	$145,095	$394,970	$(39,350)	$355,620
Customer relationships	140,800	(18,255)	122,545	204,920	(843)	204,077

Total	$346,200	$(78,560)	$267,640	$599,890	$(40,193)	$559,697

The difference between gross carrying amounts at December 31, 2007 and September 30, 2008 was due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 2—New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of September 30, 2008, backlog and other and customer relationships had weighted-average useful lives of five years and ten years, respectively. We recorded amortization expense of $39.3 million, $4.4 million and $40.2 million for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 9    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of September 30, 2008
Senior Secured Credit Facilities due January 2014	$1,618,749	$1,755,727
Unamortized discount on Senior Secured Credit Facilities	—	(13,517)
Senior Secured Credit Facilities due July 2012	320,319	293,626
Senior Secured Revolving Credit Facility	—	66,101
9% Senior Notes due August 2014	656,320	4,717
Unamortized premium on 9% Senior Notes	14,980	—
9.25% Senior Notes due August 2014	—	658,119
9% Senior Notes due January 2016	575,000	10
9.25% Senior Notes due June 2016	—	580,720
6.375% Senior Notes due January 2008	150,000	—
Unamortized discount on 6.375% Senior Notes	(14)	—
6.875% Senior Notes due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Notes	(13,112)	(25,005)

Total Intelsat Corp obligations	3,447,242	3,445,498

Less: current portion of long-term debt	60,840	89,051

Total long-term debt, excluding current portion	$3,386,402	$3,356,447

New Sponsors Acquisition

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $30.1 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Credit Facility Amendments

On January 25, 2008, we entered into Amendment No. 2 to our Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”) loans that are term loans to a rate of 1.5% per annum, (ii) on London Interbank Offered Rate (“LIBOR”) loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

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

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among us, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

Debt Repayment

On January 15, 2008, we repaid at maturity our $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of our senior secured credit facilities. On February 4, 2008, we used the proceeds of our incremental Tranche B-2 Term Loan to repay this $150.0 million revolver borrowing.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of these notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the successor period ended September 30, 2008, we completed each such change of control offer, financing the repurchases through borrowings under the Financing Commitment Letter.

The amount of notes tendered, and the related premium amounts incurred resulting from each such change of control offer, was not known as of the date of completion of the New Sponsors Acquisition. During the successor period ended September 30, 2008, the final tender amounts were determined and we recorded additional purchase accounting adjustments of $21.4 million, which increased goodwill by the same amount.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of our 9% Senior Notes due 2014; and

•	$575.0 million of our 9% Senior Notes due 2016.

Debt Refinancing

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of our 9 1/4% Senior Notes due 2014 and $580.7 million of our 9 1/4 % Senior Notes due 2016 (collectively, the “New Intelsat Corp Senior Notes”). The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the original debt was deemed to not have been extinguished.

Senior Secured Revolving Credit Facilities

In September 2008, we borrowed $66.1 million under the revolver portion of our senior secured credit facilities. We have invested the funds in cash equivalents and short-term deposits. As of September 30, 2008, we had aggregate outstanding letters of credit of $2.1 million under the revolver portion of our senior secured credit facilities. Under the terms of the credit agreement governing our senior secured credit facilities, we had $106.8 million (net of standby letters of credit) of availability remaining under our senior secured credit facilities at that date. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under these facilities, did not provide any funds in response to our September 2008 revolver borrowing request.

Note 10    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of September 30, 2008, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest.

In February 2008, we entered into five-year interest rate swaps with an effective date of March 14, 2008 to hedge interest expense on an aggregate notional amount of $1.27 billion expected to mature on March 14, 2013. In addition, certain of these swaps contain options covering a notional amount of $717.0 million that would effectively permit us to terminate the underlying swaps on March 14, 2011, prior to the stated maturity of March 14, 2013. If we exercise the options, the cash flows (excluding accrued and unpaid interest) for the underlying swap and those from the options are expected to offset one another.

We entered into a five-year interest rate swap on March 14, 2005 to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of September 30, 2008. The swaps have been marked-to-market with any change in fair value recorded within (gain) loss on undesignated interest rate swaps in our condensed consolidated statements of operations.

As of December 31, 2007 and September 30, 2008, $14.2 million and $3.0 million was included in other long-term liabilities and other assets, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 11    Income Taxes

We are included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to SFAS No. 109, Accounting for Income Taxes.

Prior to August 20, 2004, we joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. federal income tax return. In April 2004, we entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among us and our subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify us for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from us regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes we are required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify us for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, our tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2007 and September 30, 2008, we have recorded tax indemnification receivables of $6.8 million and $6.7 million, respectively.

In December 2007, we received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. We paid the assessment on January 8, 2008. We and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million.

On October 25, 2007, we were notified by The DIRECTV Group that the Internal Revenue Service (“IRS”) had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of our tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

During the second quarter of 2008, we revised our estimate of the benefit we may claim for our 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.1 million, the effect of which was recorded as a reduction to goodwill.

As of December 31, 2007 and September 30, 2008, our gross unrecognized tax benefits were $20.8 million and $29.2 million, respectively (including interest and penalties), of which, in each case, $5.7 million, if recognized, would affect our effective tax rate. As of September 30, 2008, we had recorded reserves for interest and penalties in the amount of $0.1 million. Since December 31, 2007, the change in the balance of unrecognized tax benefits consisted of an increase of $9.0 million related to prior period tax positions, an increase of $0.1 million related to prior period tax positions, a decrease of $0.2 million related to prior year tax positions and a decrease of $0.5 million related to the settlement of tax positions.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

We believe that it is reasonably possible that we will recognize a decrease in unrecognized tax benefits related to the expiration of certain statutes of limitations. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position, or cash flows during at least the next twelve months.

During the third quarter of 2008, the IRS began an audit of Intelsat Corp for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate either the length of the audit or the probability of any resulting adjustments.

Note 12    Restructuring and Transaction Costs

Our restructuring and transaction costs include our historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition. Total restructuring and transaction costs were a net credit of $0.1 million and a net cost of $6.7 million for the three and nine months ended September 30, 2007, respectively. Restructuring and transaction costs were $62.7 million for the predecessor period January 1, 2008 to January 31, 2008 (see Note 2—New Sponsors Acquisition). No comparable amounts were recorded for the successor period February 1, 2008 to September 30, 2008.

(a) Facilities Restructuring Plan

The facilities restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.3 million and $4.1 million as of December 31, 2007 and September 30, 2008, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. During the quarter ended June 30, 2008, we revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to our Wilton, Connecticut office, which was closed during 2007. We expect to pay approximately $1.5 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. Approximately $0.1 million of net credits and $6.7 million of operating expenses were recorded in the condensed consolidated statements of operations in relation to this plan during the three and nine months ended September 30, 2007, respectively. For the three months ended September 30, 2007, the net credits were the result of changes in expected severance and retention payments. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

September 30, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A workforce restructuring liability of $6.3 million and $1.3 million as of December 31, 2007 and September 30, 2008, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at September 30, 2008 is expected to be paid in the fourth quarter of 2008.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.3	$6.3	$12.6
Net cash payments	(0.1)	(3.0)	(3.1)

Balance at January 31, 2008	6.2	3.3	9.5

Fair value adjustments	(0.6)	—	(0.6)

Successor entity
Balance at February 1, 2008	5.6	3.3	8.9
Net cash payments	(1.5)	(2.0)	(3.5)

Balance at September 30, 2008	$4.1	$1.3	$5.4

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 14    Business and Geographic Segment Information

We operate in a single industry segment, in which we provide satellite services to our communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. Revenue from our affiliates that are subsidiaries of Intelsat is included in North America. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the United States.

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008
North America	61%	70%	60%	78%	69%
Latin America and Caribbean	15%	11%	15%	9%	11%
Africa and Middle East	10%	8%	10%	6%	8%
Asia Pacific	8%	6%	9%	4%	7%
Europe	6%	5%	6%	3%	5%

Approximately 9% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the three months ended September 30, 2007 and 2008, respectively. The ten largest customers accounted for approximately 44% of our transponder services, satellite-related services and other revenue for the three months ended September 30, 2007 and 2008.

Approximately 9%, 18% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively. The ten largest customers accounted for approximately 43%, 50% and 44% of our transponder services, satellite-related services and other revenue for the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, respectively.

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity		Predecessor Entity				Successor Entity
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to September 30, 2008
	(in thousands, except percentages)
Transponder services	$183,408	72%	$180,837	66%	$545,555	71%	$64,406	53%	$487,774	68%
Managed services	12,598	5	15,196	6	36,004	5	4,437	4	38,445	5
Mobile satellite services and other	7,018	3	13,566	5	23,139	3	2,183	2	30,406	4

Subtotal	203,024	80	209,599	77	604,698	79	71,026	59	556,625	77
Revenue from affiliates	51,183	20	63,242	23	158,539	21	51,021	41	161,867	23

Total	$254,207	100%	$272,841	100%	$763,237	100%	$122,047	100%	$718,492	100%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

Note 15    Related Party Transactions

(a) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into a Master Intercompany Services Agreement (“MISA”) pursuant to which these entities provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the three months ended September 30, 2007 and 2008, we recorded revenue of $20.2 million and $31.3 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings. For the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recorded revenue of $54.3 million, $6.9 million and $73.6 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the three months ended September 30, 2007 and 2008, we also recorded revenue of $31.0 million and $31.9 million, respectively, related to services provided by us to other subsidiaries of Intelsat Holdings in accordance with the MISA. For the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recorded revenue of $104.2 million, $44.1 million and $88.3 million, respectively, related to services provided by us to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the three months ended September 30, 2007 and 2008, we recognized $4.9 million and $12.2 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings. For the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recognized $7.0 million, $2.3 million and $33.2 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the three months ended September 30, 2007 and 2008, we recognized $15.5 million and $14.2 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA. For the nine months ended September 30, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to September 30, 2008, we recognized $46.1 million, $4.6 million and $32.5 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2007 and September 30, 2008, we had a net payable of $25.3 million to, and a net receivable of $29.5 million from, subsidiaries of Intelsat Holdings, respectively.

(b) Sponsor and Executive Investments

Apollo Management V, L.P., one of the Former Sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $20.7 million, $62.4 million and $6.7 million of revenue during the three months ended September 30, 2007, the nine months ended September 30, 2007 and the predecessor period January 1, 2008 to

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 and January 31, 2008 was $9.5 million and $6.8 million, respectively. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During the three months ended June 30, 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of the recently issued Intelsat Bermuda 11.25% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Bermuda Senior Notes.

During the three months ended September 30, 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million of the Intelsat Bermuda Senior PIK Election Notes due 2017. Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer, Acting Chief Financial Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(c) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 7—Investments).

Note 16    Dividends

Certain indentures and debt agreements governing our long-term debt limit our ability to pay dividends (see Note 9—Long-Term Debt).

On June 8, 2007, our board of directors declared dividends to Holdco of $4.7 million, which were paid in June 2007.

On June 12, 2008, our board of directors declared dividends to Holdco of $65.7 million, which were paid on June 13, 2008.

Note 17    Supplemental Consolidating Financial Information

Our 9% Senior Notes due 2014 (the “2014 Corp Notes”) and our 9% Senior Notes due 2016 (the “2016 Corp Notes”) are unconditionally guaranteed by certain of our domestic subsidiaries. The following disclosures reflect our condensed consolidating financial information for the periods presented.

The 2014 Corp Notes and the 2016 Corp Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of our existing and certain subsequently acquired or organized domestic restricted subsidiaries. As a result, we are required to present condensed consolidating financial information for Intelsat Corp and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2008

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for us on a consolidated basis as of September 30, 2008 and December 31, 2007, for the three months ended September 30, 2008 and 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008, and the nine months ended September 30, 2007.

The elimination entries primarily relate to the elimination of investments in subsidiaries and intercompany balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$207,463	$—	$16,308	$—	$223,771
Receivables, net	35,490	722	11,882	—	48,094
Due from affiliates	—	347,663	8,390	(326,584)	29,469
Deferred income taxes	26,344	—	257	—	26,601
Prepaid expenses and other current assets	30,580	182	34	(4)	30,792

Total current assets	299,877	348,567	36,871	(326,588)	358,727
Satellites and other property and equipment, net	362,903	2,007,958	108,175	—	2,479,036
Goodwill	3,333,574	—	—	—	3,333,574
Non-amortizable intangible assets	21,970	1,031,100	—	—	1,053,070
Amortizable intangible assets, net	6,554	553,143	—	—	559,697
Deferred charges and other assets, net	261,668	1,785	3,415	(61,010)	205,858
Intercompany loan receivable	164,604	—	—	(164,604)	—
Investment in affiliates and subsidiaries	3,094,968	—	—	(3,000,376)	94,592

Total assets	$7,546,118	$3,942,553	$148,461	$(3,552,578)	$8,084,554

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,827	$280	$5,474	$(4)	$82,577
Due to affiliates	310,568	—	—	(310,568)	—
Accrued interest payable	49,259	3,167	12,849	(16,016)	49,259
Current portion of long-term debt	89,051	—	—	—	89,051
Deferred satellite performance incentives	17,504	—	722	—	18,226
Deferred gains and revenue	57,238	233	243	—	57,714

Total current liabilities	600,447	3,680	19,288	(326,588)	296,827
Long-term debt, net of current portion	3,356,447	—	—	—	3,356,447
Intercompany loan payable	—	139,587	25,017	(164,604)	—
Deferred satellite performance incentives, net of current portion	99,716	—	5,780	—	105,496
Deferred revenue, net of current portion	27,368	1,858	—	—	29,226
Deferred income taxes	—	872,919	20,855	(61,010)	832,764
Accrued retirement benefits	56,681	—	—	—	56,681
Deferred credits and other long-term liabilities	150,493	1,440	214	—	152,147
Shareholder’s equity:
Other shareholder’s equity	3,254,966	2,923,069	77,307	(3,000,376)	3,254,966

Total liabilities and shareholder’s equity	$7,546,118	$3,942,553	$148,461	$(3,552,578)	$8,084,554

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,593	$—	$19,180	$—	$81,773
Receivables, net	57,065	3,160	4,415	—	64,640
Due from affiliates	—	65,360	31,767	(97,127)	—
Deferred income taxes	32,669	—	208	—	32,877
Prepaid expenses and other current assets	26,321	—	86	—	26,407

Total current assets	178,648	68,520	55,656	(97,127)	205,697
Satellites and other property and equipment, net	425,744	1,419,399	72,859	—	1,918,002
Goodwill	3,734,649	—	—	—	3,734,649
Non-amortizable intangible assets	—	1,116,600	—	—	1,116,600
Amortizable intangible assets, net	11,858	255,782	—	—	267,640
Deferred charges and other assets, net	214,737	1,164	4,162	(136,628)	83,435
Intercompany loan receivable	198,244	—	—	(198,244)	—
Investment in affiliates and subsidiaries	2,220,993	—	—	(2,117,908)	103,085

Total assets	$6,984,873	$2,861,465	$132,677	$(2,549,907)	$7,429,108

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$128,545	$175	$731	$—	$129,451
Due to affiliates	107,539	—	—	(82,256)	25,283
Accrued interest payable	44,979	5,266	9,777	(14,872)	45,150
Current portion of long-term debt	60,840	—	—	—	60,840
Deferred satellite performance incentives	19,863	—	705	—	20,568
Deferred gains and revenue	28,150	1,342	6	—	29,498

Total current liabilities	389,916	6,783	11,219	(97,128)	310,790
Long-term debt, net of current portion	3,386,402	—	—	—	3,386,402
Intercompany loan payable	—	139,587	58,657	(198,244)	—
Deferred satellite performance incentives, net of current portion	94,145	—	5,868	—	100,013
Deferred revenue, net of current portion	19,216	—	—	—	19,216
Deferred income taxes	—	644,483	7,950	(136,627)	515,806
Accrued retirement benefits	17,492	—	—	—	17,492
Deferred credits and other long-term liabilities	134,177	1,305	382	—	135,864
Shareholder’s equity:
Other shareholder’s equity	2,943,525	2,069,307	48,601	(2,117,908)	2,943,525

Total liabilities and shareholder’s equity	$6,984,873	$2,861,465	$132,677	$(2,549,907)	$7,429,108

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$216,443	$180,896	$14,672	$(202,412)	$209,599
Revenue from affiliates	63,242	—	—	—	63,242

Total revenue	279,685	180,896	14,672	(202,412)	272,841

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	226,776	15,689	819	(202,412)	40,872
Costs from affiliates	16,501	9,547	388	—	26,436
Selling, general and administrative	24,955	(16)	1,560	—	26,499
Depreciation and amortization	8,254	74,827	3,688	—	86,769
Loss on undesignated interest rate swaps	21,301	—	—	—	21,301

Total operating expenses	297,787	100,047	6,455	(202,412)	201,877

Income (loss) from operations	(18,102)	80,849	8,217	—	70,964
Interest expense (income), net	68,075	(7,496)	1,318	—	61,897
Subsidiary income	59,740	—	—	(59,740)	—
Other income, net	4,840	—	593	—	5,433

Income (loss) before income taxes	(21,597)	88,345	7,492	(59,740)	14,500
Provision for (benefit from) income taxes	(31,889)	33,422	2,675	—	4,208

Net income	$10,292	$54,923	$4,817	$(59,740)	$10,292

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$207,476	$175,882	$12,611	$(192,945)	$203,024
Revenue from affiliates	51,183	—	—	—	51,183

Total revenue	258,659	175,882	12,611	(192,945)	254,207

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	214,912	11,650	428	(192,945)	34,045
Costs from affiliates	5,193	14,568	607	—	20,368
Selling, general and administrative	25,760	(328)	1,377	—	26,809
Depreciation and amortization	8,748	66,275	2,247	—	77,270
Restructuring and transaction costs	(104)	—	—	—	(104)
Loss on undesignated interest rate swaps	9,488	—	—	—	9,488

Total operating expenses	263,997	92,165	4,659	(192,945)	167,876

Income (loss) from operations	(5,338)	83,717	7,952	—	86,331
Interest expense, net	54,981	8,553	1,100	—	64,634
Subsidiary income	52,953	—	—	(52,953)	—
Other income, net	439	—	1,039	—	1,478

Income (loss) before income taxes	(6,927)	75,164	7,891	(52,953)	23,175
Provision for (benefit from) income taxes	(23,072)	27,725	2,377	—	7,030

Net income	$16,145	$47,439	$5,514	$(52,953)	$16,145

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

Operating expenses:
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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$577,117	$478,943	$32,198	$(531,633)	$556,625
Revenue from affiliates	161,867	—	—	—	161,867

Total revenue	738,984	478,943	32,198	(531,633)	718,492

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	590,290	42,276	2,212	(531,633)	103,145
Costs from affiliates	43,880	20,998	870	—	65,748
Selling, general and administrative	69,084	296	3,846	—	73,226
Depreciation and amortization	25,903	196,096	9,833	—	231,832
Gain on undesignated interest rate swaps	(18,033)	—	—	—	(18,033)

Total operating expenses	711,124	259,666	16,761	(531,633)	455,918

Income from operations	27,860	219,277	15,437	—	262,574
Interest expense (income), net	165,493	(10,123)	2,856	—	158,226
Subsidiary income	154,692	—	—	(154,692)	—
Other income (expense), net	6,865	(16)	1,932	—	8,781

Income before income taxes	23,924	229,384	14,513	(154,692)	113,129
Provision for (benefit from) income taxes	(51,674)	83,770	5,435	—	37,531

Net income	$75,598	$145,614	$9,078	$(154,692)	$75,598

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$634,511	$536,618	$35,310	$(601,741)	$604,698
Revenue from affiliates	158,539	—	—	—	158,539

Total revenue	793,050	536,618	35,310	(601,741)	763,237

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	653,439	54,049	2,638	(601,741)	108,385
Costs from affiliates	8,170	43,101	1,849	—	53,120
Selling, general and administrative	86,852	521	4,582	—	91,955
Depreciation and amortization	26,451	189,485	6,733	—	222,669
Restructuring and transaction costs	6,619	—	96	—	6,715
Loss on undesignated interest rate swaps	2,760	—	—	—	2,760

Total operating expenses	784,291	287,156	15,898	(601,741)	485,604

Income from operations	8,759	249,462	19,412	—	277,633
Interest expense, net	145,435	46,109	3,501	—	195,045
Subsidiary income	141,025	—	—	(141,025)	—
Other income, net	1,700	—	1,364	—	3,064

Income before income taxes	6,049	203,353	17,275	(141,025)	85,652
Provision for (benefit from) income taxes	(53,744)	74,429	5,174	—	25,859

Net income	$59,793	$128,924	$12,101	$(141,025)	$59,793

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$52,767	$—	$5,233	$—	$58,000

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	—	—	—	(14,484)
Dividends from affiliates	5,511	—	—	(5,511)	—

Net cash used in investing activities	(8,973)	—	—	(5,511)	(14,484)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	—	—	—	(162,985)
Proceeds from revolving credit facilities	150,000	—	—	—	150,000
Dividends to shareholder	—	—	(5,511)	5,511	—
Principal payments on deferred satellite performance incentives	(1,246)	—	—	—	(1,246)

Net cash used in financing activities	(14,231)	—	(5,511)	5,511	(14,231)

Effect of exchange rate changes on cash and cash equivalents	59	—	4	—	63

Net change in cash and cash equivalents	29,622	—	(274)	—	29,348
Cash and cash equivalents, beginning of period	62,593	—	19,180	—	81,773

Cash and cash equivalents, end of period	$92,215	$—	$18,906	$—	$111,121

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO SEPTEMBER 30, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$344,148	$16	$1,684	$—	$345,848

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(101,197)	—	—	—	(101,197)
Capital contributions to unconsolidated affiliates	(9,659)	—	—	—	(9,659)
Dividend from affiliates	5,575	—	—	(5,575)	—
Other investing activities	4,699	—	—	—	4,699

Net cash used in investing activities	(100,582)	—	—	(5,575)	(106,157)

Cash flows from financing activities:
Repayments of long-term debt	(1,253,324)	—	—	—	(1,253,324)
Proceeds from issuance of long-term debt	1,238,839	—	—	—	1,238,839
Proceeds from revolving credit facility	66,101	—	—	—	66,101
Debt issuance costs	(17,999)	—	—	—	(17,999)
Dividend to shareholders	(65,691)	—	(5,575)	5,575	(65,691)
Advances to affiliates	(12,000)	—	—	—	(12,000)
Repayments of funding of capital expenditures by customer	(30,862)	—	—	—	(30,862)
Payment of premium on early retirement of debt	(12,266)	—	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(14,857)	—	(639)	—	(15,496)

Net cash used in financing activities	(102,059)	—	(6,214)	5,575	(102,698)

Effect of exchange rate changes on cash and cash equivalents	(87)	(16)	1,933	—	1,830
Net change in cash and cash equivalents	141,420	—	(2,597)	—	138,823
Cash and cash equivalents, beginning of period	66,043	—	18,905	—	84,948

Cash and cash equivalents, end of period	$207,463	$—	$16,308	$—	$223,771

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(359,604)	$700,412	$13,124	$—	$353,932

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(281,897)	—	—	—	(281,897)
Dividends from affiliates	9,014	—	—	(9,014)	—
Other investing activities	2,078	—	—	—	2,078

Net cash used in investing activities	(270,805)	—	—	(9,014)	(279,819)

Cash flows from financing activities:
Repayments of long-term debt	660,266	(700,412)	—	—	(40,146)
Debt issuance costs	(2,172)	—	—	—	(2,172)
Dividends to shareholders	(4,717)	—	(9,014)	9,014	(4,717)
Repayments of funding of capital expenditures by customer	(41,282)	—	—	—	(41,282)
Principal payments on deferred satellite performance incentives	(10,638)	—	(250)	—	(10,888)

Net cash provided by (used in) financing activities	601,457	(700,412)	(9,264)	9,014	(99,205)

Effect of exchange rate changes on cash and cash equivalents	(165)	—	1,364	—	1,199

Net change in cash and cash equivalents	(29,117)	—	5,224	—	(23,893)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$104,975	$—	$13,153	$—	$118,128

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement (the “BC Share Purchase Agreement”) among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of our results of operations for the period between February 1, 2008 and February 4, 2008, we accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008.

In order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”), among Serafina, the several lenders party thereto and certain other parties, and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement”) and, together with the Senior Bridge Loan Credit Agreement (the “Bridge Loan Credit Agreements”), among Serafina, the several lenders party thereto and certain other parties.

Immediately following the New Sponsors Acquisition, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intelsat Intermediate Holding Company, Ltd. (“Intermediate Holdco”) and Intelsat Corp) and certain of its liabilities and obligations (including its 9 1/4% Senior Notes due 2016, 11 1/4% Senior Notes due 2016, Floating Rate Senior Notes due 2013, Floating Rate Senior Notes due 2015, and its senior unsecured credit facility) to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities.

Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina, the several lenders party thereto and certain other parties, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

In connection with the New Sponsors Acquisition, both Intelsat Sub Holdco and we also entered into amendments to our respective existing senior secured credit facilities, which became effective on February 4, 2008. We also borrowed $150.0 million under a new incremental term loan under our senior secured credit facilities. These amendments and the new term loan are described below under “—Liquidity and Capital Resources—Credit Facility Amendments.”

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the successor period ended September 30, 2008, we completed each such change of control offer, financing the repurchase through backstop unsecured credit agreement borrowings under the Financing Commitment Letter.

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the vesting and modification of these awards, we recorded compensation expense of $62.7 million during the first quarter of 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares continued. These exchange share grants continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the preliminary purchase accounting adjustments have been “pushed down” and recorded in our condensed consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions which may be revised as additional information becomes available. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. Any final adjustments may change the fair value assigned to the assets acquired and liabilities assumed and could result in a material change.

Results of Operations

Three and Nine Months Ended September 30, 2007, the Three Months Ended September 30, 2008 and the Combined Nine Months Ended September 30, 2008

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. As such, the reported results of operations for the three and nine months ended September 30, 2007 are not necessarily comparable to the three months ended September 30, 2008 and the combined nine months ended September 30, 2008, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the three months ended September 30, 2007 and 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$203,024	$209,599	$6,575	3%
Revenue from affiliates	51,183	63,242	12,059	24

Total revenue	254,207	272,841	18,634	7

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	34,045	40,872	6,827	20
Costs from affiliates	20,368	26,436	6,068	30
Selling, general and administrative	26,809	26,499	(310)	(1)
Depreciation and amortization	77,270	86,769	9,499	12
Restructuring and transaction costs	(104)	—	104	NM
Loss on undesignated interest rate swaps	9,488	21,301	11,813	NM

Total operating expenses	167,876	201,877	34,001	20

Income from operations	86,331	70,964	(15,367)	(18)
Interest expense, net	64,634	61,897	(2,737)	(4)
Other income, net	1,478	5,433	3,955	NM

Income before income taxes	23,175	14,500	(8,675)	(37)
Provision for income taxes	7,030	4,208	(2,822)	(40)

Net income	$16,145	$10,292	$(5,853)	(36)%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the combined nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$556,625	$627,651
Revenue from affiliates	51,021	161,867	212,888

Total revenue	122,047	718,492	840,539

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	103,145	114,297
Costs from affiliates	6,858	65,748	72,606
Selling, general and administrative	12,117	73,226	85,343
Depreciation and amortization	26,851	231,832	258,683
Restructuring and transaction costs	62,675	—	62,675
(Gain) loss on undesignated interest rate swaps	11,431	(18,033)	(6,602)

Total operating expenses	131,084	455,918	587,002

Income (loss) from operations	(9,037)	262,574	253,537
Interest expense, net	21,224	158,226	179,450
Other income, net	169	8,781	8,950

Income (loss) before income taxes	(30,092)	113,129	83,037
Provision for (benefit from) income taxes	(10,702)	37,531	26,829

Net income (loss)	$(19,390)	$75,598	$56,208

The following table sets forth our comparative statements of operations for the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, between the periods presented:

		Combined	Combined Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$604,698	$627,651	$22,953	4%
Revenue from affiliates	158,539	212,888	54,349	34

Total revenue	763,237	840,539	77,302	10

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	108,385	114,297	5,912	5
Costs from affiliates	53,120	72,606	19,486	37
Selling, general and administrative	91,955	85,343	(6,612)	(7)
Depreciation and amortization	222,669	258,683	36,014	16
Restructuring and transaction costs	6,715	62,675	55,960	NM
(Gain) loss on undesignated interest rate swaps	2,760	(6,602)	(9,362)	NM

Total operating expenses	485,604	587,002	101,398	21

Income from operations	277,633	253,537	(24,096)	(9)
Interest expense, net	195,045	179,450	(15,595)	(8)
Other income, net	3,064	8,950	5,886	NM

Income before income taxes	85,652	83,037	(2,615)	(3)
Provision for income taxes	25,859	26,829	970	4

Net income	$59,793	$56,208	$(3,585)	(6)%

Income from Operations

Our income from operations decreased by $15.4 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This was primarily due to the following:

•	a $6.8 million increase in direct costs of revenue due to increases in revenue resulting from strong performance in sales;

•	a $11.8 million decrease in the value of the undesignated interest rate swaps as a result of changes in interest rates; and

•

a $9.5 million increase in depreciation and amortization primarily due to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; partially offset by

•	a $6.6 million increase in external revenue due to sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms; and

•

a $6.0 million net increase under our Master Intercompany Services Agreement (“MISA”) resulting from higher revenue from affiliates of $12.1 million as a result of higher capacity sales by us to other subsidiaries of Intelsat Holdings, partially offset by higher costs from affiliates of $6.1 million due to increased services provided to us by other subsidiaries of Intelsat Holdings to support new customer business on recently launched satellites.

Our income from operations decreased by $24.1 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was primarily due to the following:

•

a $36.0 million increase in depreciation and amortization primarily due to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; and

•

a $56.0 million increase in restructuring and transaction costs, which in 2008 consisted of $62.7 million of costs related to the sale or cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition; partially offset by

•	a $23.0 million increase in external revenue due to sales to new customers, new business expansion to existing customers, a strong renewal rate and improved contract terms;

•	a $9.4 million increase in the value of our undesignated interest rate swaps as a result of changes in interest rates; and

•

a $34.9 million net increase under our MISA resulting from higher revenue from affiliates of $54.3 million largely related to the transaction costs associated with the sale and cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition, partially offset by higher costs from affiliates of $19.5 million due to increased services provided to us by other subsidiaries of Intelsat Holdings to support new customer business on recently launched satellites.

Revenue

The following table sets forth our comparative revenue by service type for the three months ended September 30, 2007 and 2008, with the increase (decrease) and percentage changes between the periods presented:

	Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$183,408	$180,837	$(2,571)	(1)%
Managed services	12,598	15,196	2,598	21
Mobile satellite services and other	7,018	13,566	6,548	93

Subtotal	203,024	209,599	6,575	3
Revenue from affiliates	51,183	63,242	12,059	24

Total	$254,207	$272,841	$18,634	7%

Revenue from non-affiliate, external customers for the three months ended September 30, 2008 increased by $6.6 million, or 3%, as compared to the three months ended September 30, 2007. Our revenue increased primarily due to expansions and renewals of existing contracts, new business and improved contract terms in both managed services and mobile satellite services and other. By service type, our revenue changed due to the following:

•

Transponder services—a decrease of $2.6 million due primarily to reduced revenues from Latin American and North American media customers resulting from the consolidation of satellites serving that region, which occurred in the second quarter of 2008.

•

Managed services—an increase of $2.6 million primarily due to a $1.7 million increase resulting from new business and service expansion in trunking and private line services in North America for network service customers.

•

Mobile satellite services and other—an increase of $6.5 million largely due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business in North America.

The following table sets forth our comparative revenue by service type for the nine months ended September 30, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to September 30, 2008 and the combined nine months ended September 30, 2008, with the increase and percentage changes between the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008:

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$545,555	$64,406	$487,774	$552,180	$6,625	1%
Managed services	36,004	4,437	38,445	42,882	6,878	19
Mobile satellite services and other	23,139	2,183	30,406	32,589	9,450	41

Subtotal	604,698	71,026	556,625	627,651	22,953	4
Revenue from affiliates	158,539	51,021	161,867	212,888	54,349	34

Total	$763,237	$122,047	$718,492	$840,539	$77,302	10%

Revenue from non-affiliate, external customers for the combined nine months ended September 30, 2008 increased by $23.0 million, or 4%, as compared to the nine months ended September 30, 2007. Expansions and renewals of existing contracts, new business and improved contract terms contributed to the overall favorable trends. By service type, our revenue increased due to the following:

•

Transponder services—an increase of $6.6 million due primarily to strong growth in network services resulting from new business and service expansions for customers in Latin America, North America and Europe, offset in part by reduced revenues from Latin American media customers resulting from the consolidation of satellites serving that region, which occurred in the second quarter of 2008.

•

Managed services—an increase of $6.9 million primarily due to $4.3 million in new business and service expansions for North American network services customers using trunking and private line services, and an increase of $5.2 million in revenues from media customers for managed video services primarily in North America and the Asia Pacific region, partially offset by a $2.6 million decline in revenue from media customers for occasional use services, primarily in North America.

•

Mobile satellite services and other—an increase of $9.4 million largely due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business in North America and Europe.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $6.8 million, or 20%, to $40.9 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase was primarily due to:

•	an increase of $5.6 million in cost of sales and fiber expenses related to increased revenues; and

•	increased office and occupancy expense due to building modification and maintenance programs and higher contract staff expenses.

Direct costs of revenue increased by $5.9 million, or 5%, to $114.3 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to an increase of $7.4 million in cost of sales and fiber expenses related to increased revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.3 million, or 1%, to $26.5 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease was primarily due to:

•	a decrease in bad debt expense of $2.2 million due to improved collections, including the collection of certain customer accounts that had been partially reserved; partially offset by

•	increases in miscellaneous expenses and professional fees primarily due to refinancing activities as a result of the New Sponsors Acquisition.

Selling, general and administrative expenses decreased by $6.6 million, or 7%, to $85.3 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease was primarily due to:

•	a $5.1 million decrease in staff expenses due to the departure of executive level staff and other staff reductions; and

•	a $1.2 million decrease in bad debt expense due to improved collections, including the collection of certain customer accounts that had been partially reserved.

Depreciation and Amortization

Depreciation and amortization expense increased by $9.5 million, or 12%, to $86.8 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to:

•

an increase of $11.7 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition;

•	an increase of $6.1 million in depreciation expense resulting from the placement of satellites into service in 2007 and in the second quarter of 2008, primarily our IS-11 and Galaxy 18 satellites; and

•	an increase of $2.5 million in depreciation expense related to our ground, building and other assets; partially offset by

•	a decrease of $10.7 million in depreciation expense due to satellites becoming fully depreciated in 2008.

Depreciation and amortization expense increased by $36.0 million, or 16%, to $258.7 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to:

•

an increase of $28.9 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition;

•

an increase of $17.8 million in depreciation expense resulting from the placement of satellites into service in 2007 and in the second quarter of 2008, primarily our Galaxy 17, IS-11 and Galaxy 18 satellites; and

•	an increase of $9.8 million in depreciation expense related to our ground, building and other assets; partially offset by

•	a decrease of $20.6 million in depreciation expense due to certain satellites becoming fully depreciated in 2008.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the period. Interest expense, net decreased by $2.7 million, to $61.9 million for the three months ended September 30, 2008 as compared to $64.6 million for the three months ended September 30, 2007. The decrease in interest expense, net was principally due to the following:

•	a decrease of $7.1 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007; partially offset by

•	a decrease of $5.5 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $3.2 million for the three months ended September 30, 2008, which included $2.5 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Interest expense, net decreased by $15.6 million, or 8%, to $179.5 million for the combined nine months ended September 30, 2008 as compared to $195.0 million for the nine months ended September 30, 2007. The decrease in interest expense, net was principally due to the following:

•	a decrease of $24.9 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007; partially offset by

•	a decrease of $11.8 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $8.6 million for the combined nine months ended September 30, 2008 which included $6.4 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $5.4 million for the three months ended September 30, 2008 as compared to $1.5 million for the three months ended September 30, 2007. The increase of $3.9 million was primarily related to a $4.3 million increase in miscellaneous income, including income resulting from a reduction in the amounts we are required to pay under a customer contract as a result of a recent amendment, partially offset by a decrease of $0.4 million in realized gains on our available-for-sale investments.

Other income, net was $9.0 million for the combined nine months ended September 30, 2008 as compared to $3.1 million for the nine months ended September 30, 2007. The increase of $5.9 million was primarily related to an increase in miscellaneous income of $4.6 million, including income resulting from a reduction in the amounts we are required to pay under a customer contract as a result of a recent amendment, and increased realized gains on available-for-sale investments of $0.7 million.

Provision for Income Taxes

Our provision for income taxes was $4.2 million and $7.0 million for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively. This decrease was principally due to decreased pre-tax income during the three months ended September 30, 2008.

Our provision for income taxes was $26.8 million and $25.9 million for the combined nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. Tax expense increased for the combined nine months ended September 30, 2008 due to a reduction in the benefits claimed under the extraterritorial income tax exclusion, offset by the impact of lower pre-tax income.

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

A reconciliation of net income to EBITDA for the three months ended September 30, 2007 and 2008, the nine months ended September 30, 2007 and the combined nine months ended September 30, 2008 is as follows:

	Predecessor Entity	Successor Entity	Predecessor Entity	Combined
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
	(in thousands)		(in thousands)
Net income	$16,145	$10,292	$59,793	$56,208
Add:
Interest expense, net	64,634	61,897	195,045	179,450
Provision for income taxes	7,030	4,208	25,859	26,829
Depreciation and amortization	77,270	86,769	222,669	258,683

EBITDA	$165,079	$163,166	$503,366	$521,170

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity		Successor Entity	Combined
	Nine Months Ended September 30, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Net cash provided by operating activities	$353,932	$58,000	$345,848	$403,848
Net cash used in investing activities	(279,819)	(14,484)	(106,157)	(120,641)
Net cash used in financing activities	(99,205)	(14,231)	(102,698)	(116,929)
Net change in cash and cash equivalents	(23,893)	29,348	138,823	168,171

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $403.8 million for the combined nine months ended September 30, 2008 reflected an increase of $49.9 million as compared to the nine months ended September 30, 2007. The improved cash flows from operating activities resulted from higher net income excluding non-cash items, an increase in deferred revenue due to an increase in customer payments received in advance of services rendered, largely for satellite-related services, and an increase in taxes payable and deferred taxes. The improvements were partially offset by increased payments to our affiliates related to capacity services and marketing support.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $159.2 million to $120.6 million for the combined nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was due to lower capital expenditures of $166.2 million associated with fewer satellites under construction during 2008 as compared to 2007, partially offset by a $9.7 million capital contribution to our Horizons Satellite Holdings, LLC joint venture.

Net Cash Used in Financing Activities

Net cash used in financing activities was $116.9 million for the combined nine months ended September 30, 2008 as compared to net cash used in financing activities of $99.2 million for the nine months ended September 30, 2007. Cash used in financing activities included repayment of $1.4 billion of long-term debt, dividends paid during the combined nine months ended September 30, 2008 of $65.7 million and advances made to our direct parent in the amount of $12.0 million, partially offset by $1.4 billion in proceeds received from a refinancing of debt in conjunction with the New Sponsors Acquisition Transactions and related change of control offers and $66.1 million in borrowings under our senior secured revolving credit facility.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition, Intelsat has become a significantly more highly leveraged company, which will result in a significant increase in its interest expense in future periods.

New Sponsors Acquisition Financing

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $30.1 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt, using the effective interest method.

Credit Facility Amendments

On January 25, 2008, we entered into Amendment No. 2 to our Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on Above Bank Rate (“ABR”) loans that are term loans to a rate of 1.5% per annum, (ii) on London Interbank Offered Rate (“LIBOR”) loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swing line loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swing line loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among us, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

Debt Repayment

On January 15, 2008, we repaid at maturity our $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of our senior secured credit facilities. On February 4, 2008, we used the proceeds of our incremental Tranche B-2 Term Loan to repay this $150.0 million revolver borrowing.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of these notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the successor period ended September 30, 2008, we completed each such change of control offer, financing the repurchase through borrowings under the Financing Commitment Letter.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of our 9% Senior Notes due 2014; and

•	$575.0 million of our 9% Senior Notes due 2016.

Debt Refinancing

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of our 9 1/4% Senior Notes due 2014 and $580.7 million of our 9 1/4 % Senior Notes due 2016 (collectively, the “New Intelsat Corp Senior Notes”).

Senior Secured Revolving Credit Facilities

In September 2008, we borrowed $66.1 million under the revolver portion of our senior secured credit facilities. We invested the funds in cash equivalents and short term deposits. We believe that the revolver borrowing was prudent in light of recent disruptions to the credit markets, and reflects our continuing conservative stance with respect to cash management. As of September 30, 2008, we had aggregate outstanding letters of credit of $2.1 million under the revolver portion of our senior secured credit facilities. Under the terms of the credit agreement governing our senior secured credit facilities, we had $106.8 million (net of standby letters of credit) of availability remaining under our senior secured credit facilities at that date. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under these facilities, did not provide any funds in response to our September 2008 revolver borrowing request.

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

The following table sets forth a reconciliation of net cash provided by operating activities to net income to EBITDA to Intelsat Corp Adjusted EBITDA for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement.

		Combined (1)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
	(in thousands)
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$353,932	$403,848
Depreciation and amortization	(222,669)	(258,683)
Provision for doubtful accounts	(2,859)	(1,617)
Foreign currency transaction gain	1,199	1,893
Deferred income taxes	(20,624)	27,678
Loss on disposal of assets	(265)	(58)
Share-based compensation expense	(303)	(61,957)
Amortization of bond discount and issuance costs	(2,890)	(8,630)
Gain (loss) on undesignated interest rate swaps	(9,654)	18,347
Other non-cash items	481	(144)
Changes in operating assets and liabilities	(36,555)	(64,469)

Intelsat Corp net income	59,793	56,208

Add:
Interest expense, net	195,045	179,450
Provision for income taxes	25,859	26,829
Depreciation and amortization	222,669	258,683

EBITDA	503,366	521,170

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:

Add:
Restructuring and transaction costs (2)	6,715	62,675
(Gain) loss on undesignated interest rate swap (3)	2,760	(6,602)
Non-recurring and other non-cash items (4)	10,311	15,642

Intelsat Corp Adjusted EBITDA	$523,152	$592,885

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the nine months ended September 30, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects restructuring costs incurred in connection with the Intelsat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Represents the changes in the fair value of the undesignated interest rate swaps, which are recognized in operating income.
(4)	For the nine months ended September 30, 2007, non-recurring and other non-cash items primarily consisted of $11.3 million of non-recurring integration costs, $2.6 million of Horizons lease expense and $0.1 million of gain on disposal of property and equipment, partially offset by $2.8 million of non-cash amortization related to a fair value adjustment and $0.9 million of other non-cash items. For the combined nine months ended September 30, 2008, non-recurring and other non-cash items primarily consisted of $10.9 million of non-recurring integration and other costs and $6.7 million of expense for services on the Horizons-1 and Horizons-2 satellites, partially offset by other non-recurring items.

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

As of September 30, 2008, we had outstanding letters of credit of $2.1 million and had borrowed $66.1 million under the revolver portion of our senior secured credit facilities. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facilities. The remaining availability under our revolving senior secured credit facilities at September 30, 2008 was $106.8 million (net of standby letters of credit).

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog was approximately $4.5 billion and $4.6 billion as of December 31, 2007 and September 30, 2008, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Satellite Construction and Launch Obligations

As of September 30, 2008, we had $53.7 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of September 30, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

Satellite Health

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing a loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with Intelsat’s existing satellite anomaly contingency plans, Intelsat restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally.

Intelsat established a failure review board with Space Systems/Loral, Inc., the manufacturer of the Galaxy 26 satellite, to identify the cause of the problem. The failure review board concluded that the failure on the Galaxy 26 satellite was the result of a design flaw similar to the flaw which caused the anomaly on the Galaxy 27 satellite in November 2004. This design flaw exists on three of our combined company’s satellites—Galaxy 26, Galaxy 27 and IS-8. Intelsat currently believes that the Galaxy 26 satellite anomaly will not result in the acceleration of capital expenditures for a replacement of the Galaxy 26 satellite.

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

Payments for satellites and other property and equipment during the combined nine months ended September 30, 2008 were $115.7 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses.

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. The satellite entered into service during June 2008.

We expect our 2008 total capital expenditures to range from approximately $130 million to $160 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities and intercompany borrowings.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second joint investment with JSAT International (“JSAT”) that built and launched a Ku-band satellite in December 2007 to operate at 74.05 º west longitude (“Horizons-2”). The Horizons-2 satellite was placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $166.6 million as of September 30, 2008, of which each of the joint venture partners is required to fund their 50% share beginning in March 2008.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $3.6 million and $6.1 million in March 2008 and September 2008, respectively. We have entered into a security and pledge agreement with the lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $15.3 million and $12.2 million within accrued liabilities as of December 31, 2007 and September 30, 2008, and a liability of $67.7 million and $58.6 million within other long-term liabilities as of December 31, 2007 and September 30, 2008, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 4—Retirement Plans and Other Retiree Benefits of our consolidated financial statements, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our condensed consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. We are currently evaluating the requirements of SFAS No. 160 and the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of SFAS No. 161 and the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. SFAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. SFAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. Additionally, FSP No. SFAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. SFAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. FSP No. SFAS 142-3 is effective for us in the first quarter of 2009. We are currently evaluating the requirements of FSP No. SFAS 142-3 and the impact, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.

Interest Rate Risk

The satellite communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks include the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed rate long-term financings; and the risk of increasing interest rates for planned refinancings using long-term fixed rate debt.

Approximately 39%, or $1.4 billion, of our debt as of September 30, 2008 was fixed-rate debt, excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of September 30, 2008, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On September 30, 2008, the rate we would pay averaged 4.0% and the rate we would receive averaged 2.8%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS No. 133, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap asset would decrease to a liability of approximately $60.4 million and the fair value of the options would increase to an asset of approximately $10.6 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $0.1 million on our condensed consolidated statements of operations and cash flows as of September 30, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. There have been no material changes to our foreign currency exposures as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

Elimination of Prior Period Material Weakness in Internal Control over Financial Reporting

Due to a material weakness in our internal control over financial reporting, our principal executive and financial officer concluded that as of June 30, 2008 our internal control over financial reporting was not effective. We implemented remedial steps during the third quarter of 2008 and, as of September 30, 2008, we remediated the material weakness in our internal control over financial reporting that had existed at June 30, 2008.

During the third quarter of 2007, we began the implementation of a new financial consolidation system which was fully integrated into our financial reporting process during the first three quarters of 2008. We have reviewed the system as it was implemented and the controls affected by the implementation of the new system, and have made appropriate changes to the affected internal controls.

Other than as discussed above, no other changes occurred in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

4.1	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.2	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.3	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.4	Fourth Supplemental Indenture, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.5	Supplemental Indenture, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: November 13, 2008	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer and Acting Chief Financial Officer