Form 10-K
period 2008-12-31
Intelsat CORP
filed 2009-03-19
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

As of March 10, 2009, an aggregate of 548 shares of our common stock were outstanding.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to sustain Intelsat, Ltd.’s leadership position in the fixed satellite services, or FSS, sector and enhance our free cash flow; our plan to expand the broadcast communities on selected satellites in our fleet; our belief that the direct-to-home transmission of television programming via satellite could contribute to future growth in the demand for satellite services as programmers seek to add programming to established networks and as new networks develop; our intent to continue to evaluate and pursue strategic transactions that can broaden our customer base, provide enhanced geographic presence, provide complementary technical and commercial capabilities, further utilize our infrastructure, modify our service application mix, and create operational efficiencies; our belief that our corporate network customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that near-term strategic opportunities in the FSS sector may involve smaller, regional or national satellite operators; with respect to video contribution services, our intent to expand our hybrid infrastructure to grow our business; our expectation that growth in high definition television programming will increase the demand for wholesale satellite capacity; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2009 and during the next several years; our belief that our balanced geographic mix provides some protection from adverse regional economic conditions; the impact on our financial position or results of operations of pending legal proceedings; and the impact of the New Sponsors Acquisition Transactions and the Intelsat Acquisition Transactions, each as defined in Item 1—Business.

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

•

potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we have to pay for such launches;

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, and not to its subsidiaries, (3) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries, including Intelsat Corp, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its currently existing subsidiaries on a consolidated basis after giving effect to the Intelsat Acquisition Transactions (as defined below), (5) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (6) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (7) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct subsidiary of Intelsat Bermuda, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, (11) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., and (12) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and the related transactions discussed under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions. We refer to Intelsat General Corporation, Intelsat’s government business subsidiary, as “Intelsat General.” In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Our Company

We operate as a fully integrated subsidiary of Intelsat, our indirect parent. We provide service on a global fleet of 25 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat for a combined fleet of 52 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers.

Our goal is to connect people and businesses around the world with reliable, flexible and innovative communications services. Our business is diversified by service offering, customer group, satellite and geography, which reduces our market and operating risk. Our broad customer base includes some of the world’s leading media and communications companies, multinational corporations and Internet service providers (“ISPs”). Our customers access our capacity through our extensive service offerings, which include transponder services, hybrid managed services combining satellite capacity and terrestrial facilities.

As a subsidiary of Intelsat, we operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for fixed satellite services capacity from both private industry and governments. The fixed satellite services sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. As of December 31, 2008, our revenue backlog, which is based on long-term customer commitments of up to 15 years, was approximately $4.5 billion, approximately 97% of which relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the combined year ended December 31, 2008, we generated revenue (including revenue from affiliates) of $1.1 billion.

Our combined company has the largest, most flexible and one of the most reliable satellite fleets in the world, covering over 99% of the world’s population. Our fleet is operated using a fully integrated satellite operations model that features two operations centers connected by redundant fiber, resulting in a robust monitoring and control system that we believe is unrivaled in our industry. Our satellite fleet is complemented by a terrestrial network of teleports, points of presence and leased fiber links that we use to carry traffic and provide satellite access for our customers. The flexibility of our combined fleet allows us to respond quickly to changes in market conditions and customer demand in order to maximize our revenue and profitability. We use a disciplined capacity management program to increase the financial returns on our satellite fleet. Examples of our capacity management program include building satellite neighborhoods around key applications such as direct-to-home, or DTH, video, loading traffic on transponders more efficiently, repointing the beams of certain satellites to bring additional capacity to areas of unmet demand, and relocating satellites to orbital locations that offer improved revenue opportunities. Our capacity management program allows us to take a more strategic approach to our fleet replacement cycle, which we believe results in capital expense savings, since some retiring satellites are not being replaced on a one-for-one basis. We believe our capacity management program will increase returns on our assets, enhance the value of our orbital locations, and maximize the marketable capacity of our global fleet.

Our combined companies continually invest in our communications network in response to the needs of our customers and opportunities in the marketplace, and to address risk management considerations. We have spent approximately $513.1 million on satellites and other property and equipment from January 2007 to December 2008, during which time we launched three satellites and had several others under construction. The average remaining service life of our satellites was approximately 8.4 years as of December 31, 2008, weighted on the basis of nominally available capacity for the 21 station-kept satellites of the 26 satellites we operated at that time.

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

The global fixed satellite services, or FSS, sector is expected to generate revenues of approximately $9.3 billion in 2009 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications. There are multiple growth areas that we believe will drive the continued expansion of the FSS industry.

•

Video: Video distribution services for applications such as high definition television, or HDTV, DTH television platforms, and delivery of globalized content are expected to be a source of growth. The increased transmission of HDTV signals requires greater transmission capacity than standard definition signals. Continuing deregulation is expected to create new DTH television platform operators in numerous international markets. Programmers routinely distribute news, sports and entertainment to audiences in multiple geographic markets.

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

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate, or CAGR, of 4.6% from 2009 to 2014 according to NSR.

Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (the “BCEC Funds”) and certain other investors. Subsequent to the execution of the share purchase agreement, two investment funds controlled by Silver Lake Partners, L.P. (“Silver Lake Partners”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the two Silver Lake Partners funds and the other equity sponsors collectively as the New Sponsors. As a result of completion of the New Sponsors Acquisition and related financing transactions, Intelsat assumed aggregate net incremental debt of approximately $3.7 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The New Sponsors Acquisition Transactions.

The Intelsat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). This acquisition and related transactions are referred to collectively as the Intelsat Acquisition Transactions. Upon completion of the Intelsat Acquisition Transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. Concurrently with the Intelsat Acquisition Transactions, Intelsat General, the entity that operates Intelsat’s government services business, purchased the government services business of PanAmSat. The Intelsat Acquisition Transactions are described in further detail below in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Significant Transactions—The Intelsat Acquisition Transactions.

Our Customer Sectors

We provide satellite capacity and related communications services for the transmission of video, data and voice signals. Our customer contracts offer different service types, which fall primarily into three categories: transponder services, managed services and mobile satellite services. Our services are provided to two primary customer sectors: media and network services. We also perform satellite-related consulting and technical services for various third parties. For details regarding the distribution of our revenue by geographic region and service type, refer to Note 16—Business and Geographic Segment Information to our consolidated financial statements appearing elsewhere in this Annual Report.

Media

The media sector represented approximately 48% of our revenue for the combined year ended December 31, 2008. Video applications currently use more FSS capacity than any other application, representing approximately 70% of total global C- and Ku-band FSS transponder revenue in 2008, with North America and Europe being the largest users of satellite capacity for video applications, according to NSR. We provide satellite transponder capacity and other satellite and terrestrial services for the transmission of entertainment, news, sports and educational programming for content providers worldwide. Our video services are comprised of three categories: video distribution services, DTH television services and video contribution services.

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

Highlights of our media business include the following:

•	Some of our satellites operate as part of video neighborhoods around the world serving the United States, Latin America, the Asia Pacific region, Europe, the Middle East and Africa.

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

•

Global C- and Ku-band transponder demand and revenue for FSS video applications is forecasted to grow overall at CAGRs of approximately 5.1% and 5.5%, respectively, from 2009 to 2014, according to NSR.

•	Our revenue from video applications is highly predictable given agreement terms of up to 15 years, and benefits from primarily non-cancelable contracts.

Network Services

The network services sector represented 23% of our revenue for the combined year ended December 31, 2008. We provide transponder services and managed services to data and Internet protocol, or IP, service providers, telecommunications carriers, wireless operators and multinational corporations and entities for the transmission of data, voice and video communications globally.

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

We have historically served providers of telecommunications services, and in many cases we are the exclusive means for global operators to reach certain remote countries. In the last several years, we have grown our revenues by also providing managed services such as GlobalConnex to broadband service providers and ISPs. Network service providers that target regional markets or vertical markets, such as maritime and oil and gas, use our transponder services and managed services in their respective service offerings. We have also grown our network services business by selling transponder services to mobile operators in developing regions for wireless network expansion applications. We believe that we will continue to earn a significant portion of our revenue from our network services sector in the near term, due to the continuing demand for broadband connectivity, the growing requirement for mobile services and the continued growth of Internet services and applications.

Highlights of our network services business include the following:

•

We believe that our combined company is the leading provider of satellite capacity for voice and data applications, derived from data presented by Euroconsult, a leading international research and consulting company specializing in space satellite communications and broadcasting.

•

We believe that our combined company is the leading provider of satellite capacity for satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 8.0% from 2009 to 2014, according to NSR.

•

We believe that the demand for satellite capacity for certain niche voice and data applications will continue to grow. For example, the proliferation of wireless services worldwide has created demand for our satellite services for backhaul and network extensions in developing regions, due to unreliable or non-existent terrestrial infrastructure. NSR expects transponder demand for cellular backhaul via satellite to grow by approximately one hundred forty-six 36 MHz transponders from 2009 to 2014, representing an 11.3% CAGR.

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

Satellite-Related Services

The satellite-related services sector represented 4% of our revenue for the combined year ended December 31, 2008. We perform satellite-related consulting and technical services for various third parties. These services include satellite and launch vehicle construction program management, launch vehicle and satellite procurement, and telemetry, tracking and control, or TT&C, services for satellites owned by other satellite operators.

Government

Prior to the completion of the Intelsat Acquisition Transactions, our former government services business, which was comprised of global satellite and related telecommunications services provided to the U.S. government, international government entities and their contractors, represented approximately 6% of our third-party revenue for the predecessor period January 1, 2006 to July 1, 2006. In connection with the consummation of the Intelsat Acquisition Transactions, our government services business was purchased by Intelsat General.

Our Strengths

We operate our business as a fully integrated subsidiary of Intelsat. Our business is characterized by the following key strengths:

Leading FSS Position in Growing Regions and Customer Sectors

Our combined company is one of the largest FSS providers and, based on the number of transponders contracted, we hold the leading position in each of our customer sectors. As a result of our scale and leadership position in the regions and customer sectors served by our network, we expect to benefit from the following key growth areas in our industry:

•

Video distribution: We are a leading transmission platform for the distribution of video programming to cable systems in North America and in other regions throughout the world. Through a combination of our long-standing customer relationships, key North American orbital slots, leading “anchor tenant” cable channels and reception of our combined company’s signals by approximately 8,000 qualified cable head-ends, we have been successful in creating “cable neighborhoods.” These cable neighborhoods are a powerful tool in attracting and retaining customers, because ground infrastructure is specifically designed to receive information from our satellites, making switching costs significant. Our cable neighborhoods include channels in the rapidly growing non-English language and ethnic programming market. Intelsat’s Galaxy 19 satellite carries approximately 179 channels offering ethnic programming, including many that are brought to the United States on our system, and we believe that the Galaxy 19 satellite carries more non-English and non-Spanish language programming than any other satellite in North America.

•

High definition television: We intend to utilize our position and strategically-located capacity to better serve the rapidly growing high definition demand in the cable and broadcast arcs. Today we operate one of North America’s largest high definition, or HD, neighborhoods on our Galaxy 13 satellite and distribute HD programming on many of our satellites serving other regions. The number of HDTV channels distributed to broadcasters and cable communities worldwide by FSS operators is forecasted to increase from 493 to 1,004 channels between 2009 and 2014, according to NSR.

•

Direct-to-home providers: We are a leading provider of FSS capacity for global DTH services. In international markets, DTH platform operators rely upon FSS capacity in order to deliver their programming services to their subscribers, and 27 of these DTH platform operators deliver their programming on Intelsat satellites. We provide content to millions of households in regions including Latin America, Eastern Europe and Africa. We will continue to focus DTH marketing efforts on these high-growth regions where we believe that our satellite capacity is well-positioned. Given the flexible nature of our capacity, including the ability to reconfigure beam coverage on a number of our satellites in response to customer demand, we believe we will be able to respond quickly to new customer requirements as they develop. According to NSR, the demand for C- and Ku-band FSS capacity used for DTH services is expected to grow at a CAGR of approximately 5.4% between 2009 and 2014.

•

Data and telecommunications services: As a combined company, we are the leading provider of FSS capacity for satellite voice and data services worldwide. As the world’s first satellite company, Intelsat has relationships with virtually every incumbent telecommunications operator in every country in the world. Intelsat’s leading position with telecommunications and data networking customers has allowed us to benefit from a number of recent trends, including the growth in wireless networks, which has resulted in increased demand for capacity to be used for wireless expansion services, and the growth in demand for broadband services, which support IP-related applications, such as Internet access and Voice over Internet Protocol, or VoIP. These trends have resulted in increased satellite demand for our services in developing regions and in vertical markets such as the maritime and oil and gas sectors. In the future, we believe our leadership in providing network services will position us to benefit from new demand for FSS capacity supporting mobile broadband solutions to vertical markets such as maritime services.

Stable and Diverse Revenue Generation

Our revenue and backlog are diversified among service sectors, geographic regions, satellites and customers. We currently expect to deliver services associated with approximately $750.9 million, or approximately 17% of our December 31, 2008 backlog, over the year ending December 31, 2009. Our backlog provides significant near-term revenue visibility, particularly since approximately 97% of our total backlog as of December 31, 2008 relates to contracts that either are non-cancelable or cancelable only upon payment of substantial termination fees. Our backlog is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments. In the last three years, at the beginning of each year the current year portion of our backlog represented on average approximately 83% of that year’s actual revenue. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog for further information regarding our backlog.

No single satellite generated more than 11% of our revenue and no single customer accounted for more than 13% of our revenue during the combined year ended December 31, 2008. The diversity of our revenue base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific service sector or geographic region and difficulties that any one customer may experience. The resilience of our fleet also reduces the financial impact of satellite failures and protects against service interruption.

We believe our substantial backlog provides both significant near-term revenue visibility as well as a reliable stream of future revenues. As of December 31, 2008, our revenue backlog was approximately $4.5 billion. Our backlog has increased over the past year, despite our being between renewal cycles on our major media contracts, which would usually result in a declining trend. By service sector and region, our backlog as of December 31, 2008 was as follows:

Note: Regional designation for backlog is based on customer billing address.

Established Relationships with Premier Customers

Our combined company provides satellite services to approximately 1,800 customers, including many of the world’s leading media and broadcasting organizations, multinational corporations, telecommunications companies, ISPs and government/military entities. We believe we are recognized by our customers as a resource for technical excellence and a partner in optimizing the performance of their networks. In most cases, our services are mission critical to the delivery of our customers’ services. The following table includes examples of Intelsat’s customers for each service sector:

Service Sector Category	Selected Customers
Media	Arqiva, Discovery Communications, Fox Entertainment Group, Home Box Office, Multichoice Ltd., NHK, SKY Brazil, SKY Latin America, SKY Mexico, Starz Encore Group, The DIRECTV Group, The Walt Disney Company, Time Warner, Turner Broadcasting System, Viacom

Network Services	AT&T, British Telecommunications, Cable and Wireless, Central Bank of the Russian Federation, China Netcom, Gateway Communications, Hughes Network Systems, PT Indosat, Schlumberger, Sprint Nextel, Telmex, The World Bank, United Nations, Vizada, Vodacom

Government	Artel, National Oceanic and Atmospheric Administration, U.S. Department of Defense’s Armed Forces Radio & Television Service, U.S. Department of State, U.S. Navy

Cash Flow Generation

Our strong operating profits, disciplined approach to capital expenditures and culture of continuous operational improvement enable our business to generate significant cash flows from operations. The FSS sector requires sizable investment to develop and launch satellites. However, once satellites are operational, costs do not vary significantly, creating operating leverage which generates high margins and strong free cash flow from operations.

Our combined companies continually invest in our communications infrastructure in response to the needs of our customers and opportunities in the marketplace, and to address risk management requirements. We have spent $513.1 million on three satellites and other property and equipment from January 2007 to December 2008 during which we launched four satellites and had several others under construction. The average fill rate and remaining service life of our 21 station-kept satellites as of December 31, 2008 were approximately 82.9% and 8.4 years, respectively. As a result, we have the ability to expand our customer and revenue base without significant increases in operating costs. Since the Intelsat Acquisition Transactions in 2006, we have rationalized the size of our combined fleet and are consolidating the number of orbital locations required to serve our customers. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched.

We are also growing our business and see new opportunities to expand the services we provide. Because of our scale and efficient operating structure, we believe our combined company can capture new business growth without incurring significant additional costs. We believe our efficient operating profile will enable us to generate significant cash flow from operations as our revenues increase.

Leading Global Fleet and Infrastructure

We believe that our combined company has one of the world’s largest and most technologically advanced commercial communications systems, comprised of a fleet of geosynchronous satellites, teleports, points of presence and leased and owned fiber. We have a global fleet of 25 satellites that are integrated with 27 satellites owned by other subsidiaries of Intelsat for a combined fleet of 52 satellites. Our combined global system features 52 satellites that cover over 99% of the world’s population and includes C- and Ku-band satellite capacity that serves approximately 200 countries and territories.

The scale and composition of our combined fleet provides us with flexibility and resilience. Our orbital locations are numerous and well-placed, such that each region of the globe is served by multiple satellites of our fleet. We believe we have adequate redundancy within our in-orbit capacity, and currently have one in-orbit satellite serving in a back-up position. To provide further resilience, many of our satellites are equipped with steerable beams that can be moved in order to provide supplemental capacity to restore service following an anomaly. Our combined company’s global satellite fleet is managed on a fully integrated basis, with a common software interface used for satellite management and control. Our east coast satellite operations center is used primarily to operate all of our owned satellites, and our west coast satellite operations center is used primarily to operate third-party satellites. Each of the centers can provide instantaneous restoration in the case of natural disasters or other events resulting in the loss of the other center. We also have terrestrial assets consisting of teleports, points of presence and leased fiber connectivity that complement our satellite network and provide for flexibility in providing service on certain routes. Our terrestrial assets are core to our hybrid managed services and also provide customers with global access to our fleet.

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

We are pursuing a business strategy which features four initiatives to build on our competitive position and to address attractive new business opportunities. We believe that these strategies for profitable growth, in combination with our culture of continuous improvement, will enable us to increase our revenues and operating cash flows.

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

Media

We intend to maintain and strengthen our leadership in media services by continuing to capitalize on the strength of our video neighborhoods, maintaining and growing our leadership position in HDTV distribution and expanding our services for DTH platform operators. We believe that we are well positioned to grow both the distribution and contribution portions of our video business by continuing to develop and expand our cable neighborhoods in the United States, South America and the Asia-Pacific region, and to build our neighborhood in Europe. As cable operators expand their channel capacities, we have the opportunity to benefit as more channels, services and other data needs require satellite distribution to cable head-ends. Furthermore, as the number of channels grows, demand increases for our premium cable neighborhood satellites. In addition, many U.S. cable programmers are increasingly interested in pursuing business expansion opportunities outside of the United States. With assets spanning the globe, we believe we can be an attractive supplier to cable programmers as they pursue this strategy.

We also believe that demand for HDTV will continue to grow, resulting in continued strong demand for satellite bandwidth. We will continue to build up on the success of the Galaxy 13/Horizons-1 satellite, which was placed in service as an HDTV neighborhood to attract this new and fast-growing program format type. Since announcing our HDTV neighborhood on the Galaxy 13 satellite, we have grown the number of HDTV channels carried by our system to over 100. We also intend to expand the number of services we provide to HD programmers. We intend to offer a number of HD contribution services to enable the capture and transport of high definition programming from remote locations to satellite production facilities, from which it can then be distributed through our satellites serving cable neighborhoods.

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

Network Services

We believe our combined company is well positioned to expand our business serving network services customers by focusing on growing applications, including data and IP services for vertical markets such as the maritime and oil and gas sectors, services to wireless operators, global telecommunications carrier services, and mobility services.

We believe our combined company is a leading provider of satellite services supporting data applications such as corporate broadband VSAT networks, virtual private networks, or VPNs, and high data rate point-to-point connections or trunking solutions for ISPs. We will grow our business by continuing to build our relationships with satellite-based broadband service providers, including VSAT service providers in the largest and fastest growing regions, such as North America, Africa, Latin America, Eastern Europe and the Middle East. We intend to solidify our leadership position through partnering initiatives with data and IT services providers in key growth regions and with service providers in attractive vertical markets, such as maritime and oil and gas. We will also continue to market GlobalConnex managed services for regional service providers, corporations and international organizations implementing VPNs for broadband and VoIP applications.

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

Increase our Return on our Combined Asset Base through Disciplined Management of Capacity

As we execute on our first strategy to focus on certain applications and regions, we will require capacity in certain regions to respond to customer requirements. We are employing a disciplined capacity management program to optimize our inventory of capacity and improving our returns on our assets. Our capacity management program establishes strategies for key satellite roles based upon the customer and growth characteristics of the market served by each satellite in such a role. For instance, we are increasing the value of our satellites by establishing neighborhoods based on growing customer applications, such as DTH video services in regions including Africa, Northern and Eastern Europe, and South America. Our capacity management program also includes creating additional marketable capacity through reassigning (“grooming”) traffic, repointing steerable beams and relocating satellites. Over the past two years we have groomed existing customer traffic from individual satellites to other satellites in our fleet based upon the customer’s application and the amount of capacity required. This in turn allows us to more efficiently load our transponders and secure larger blocks of capacity for customers with growing, long-term requirements. Furthermore, because many of our combined company’s satellites have flexible designs, including steerable beams, we can repoint beams to areas of unmet demand, or relocate satellites in order to bring additional capacity to an entire region. Through these various capacity management initiatives, we can improve returns on our asset base and maximize the value of our fleet.

Over the past two years we have implemented a strategy to rationalize the size of our fleet and consolidate the number of orbital locations required to serve our customers. The most recent example of this rationalization strategy is our decision to replace two existing satellites with a single replacement satellite, thus reducing capital expense. Our capital allocation decisions are based on the expected return on invested capital and market demand, and we will be prudent in the selection of the number, size and characteristics of replacement and new satellites to be launched. For instance, new satellites will be designed to include more high-power, land-mass focused capacity that delivers video and broadband applications more efficiently, thereby increasing the proportion of high value transponders relative to our current capacity mix. In addition, we will seek anchor customers for new satellites, in order to improve overall returns. For instance, Office des Postes et Telecommunications of French Polynesia recently signed a 15-year agreement for capacity on the yet to be launched IS-18 satellite. At the same time, we have accelerated the build of certain satellites in order to capture new opportunities and because of overall fleet management considerations. Through capacity management, we intend to maximize the revenues, and therefore the returns, generated by our assets.

Build New Revenue Streams by Introducing New Products and Services

The flexibility of our network and the global scale of our business gives us the ability to expand our customer and revenue base without significant increases in operating costs. We have identified two areas that we believe offer potential for significant growth with only minimal incremental investment in additional resources: new product development and satellite-related services.

We have a proven track record of capitalizing on new growth opportunities and expanding the FSS market. New service introductions, such as our rapidly growing GlobalConnex business, have resulted in substantial new revenue streams. In the past two years, we have introduced several new IP- or mobility-related services. We have developed a wholesale Internet Protocol Television, or IPTV, platform that operates on our North American satellite and terrestrial infrastructure that is being marketed by a North American distributor. We are developing a portfolio of several mobility-related services to serve high growth vertical markets. Our global maritime broadband service, which provides on-the-move IP connectivity to the fishing, oil and gas, and shipping sectors, is now being marketed by five different distributors around the world. We provide these services on a wholesale basis, working with distributors who are the leaders in their respective vertical markets. Both of these new services are examples of our identifying new markets and technologies which will enable us to generate additional revenues from capacity which is currently underutilized.

We intend to continue to expand our satellite-related services business, which we began approximately four years ago and which has grown to revenues of $44.1 million for the combined year ended December 31, 2008. This business allows us to generate new revenue streams by offering consulting services to other satellite operators which leverage our internal technical expertise and buying power. Examples of these services include transfer and in-orbit testing, long-term satellite operations, teleport hosting, and satellite design and engineering services. In 2008, we were awarded a contract to provide teleport and staff services at our Paumalu, Hawaii teleport for mobile satellite services provider, Inmarsat plc. In addition, as of December 31, 2008, we operated eleven third-party satellites in addition to our owned satellite fleet, utilizing the same integrated satellite operations infrastructure and with minimal additional headcount.

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

In December 2008, our combined company announced a joint venture with a South African investor group led by Convergence SPV Ltd. that will utilize project financing to build and launch a new satellite into the 33º east longitude orbital location, ideally positioned to serve Africa. The satellite, to be called “Intelsat New Dawn,” will feature a payload optimized to deliver wireless backhaul, broadband and television programming to Africa and is expected to enter service in early 2011. The satellite will be operated and marketed as part of the global Intelsat fleet. In this project, which is expected to be 85% financed with non-recourse debt provided by African financial institutions, Intelsat retained 74.9% of the equity of the joint venture (“New Dawn”) in exchange for an investment which is expected to total approximately $25 million. With over 50% of the payload already contracted at announcement in December 2008, this project is an example of a business development activity which replaces capacity at a current orbital location through a business arrangement with attractive return on investment characteristics.

In November 2007, our combined company also reached an agreement with Corporación de Radio y Televisión del Norte de México, S. de R.L. de C.V., or (“SKY Mexico”), and SKY Brasil Serviços Ltda., or (“SKY Brazil”), to launch a new 24-transponder satellite to serve the Latin American DTH market. The satellite, known as Intelsat 16, will be dedicated to SKY Mexico and SKY Brazil over the satellite’s estimated life. This agreement expands Intelsat’s DTH business, and further strengthens our combined company’s long-term relationship with these platform operators. The terms of this agreement allow our combined company to recover the expected capital expenditures for this satellite through pre-payments for certain services which will be paid in the 12 months following the satellite’s launch and in-orbit testing in late 2009 and early 2010, respectively.

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

Our Network

We have a global fleet of 25 satellites that are integrated with 27 satellites owned by other subsidiaries of Intelsat for a combined fleet of 52 satellites. Our network also includes leased capacity on one satellite owned by another satellite operator, as well as ground facilities related to the services we sell and operation and control of our satellites. Our integrated satellite operations are supported by ground assets and leased facilities in the United States, Germany, Italy, South Korea, Australia, and South Africa. Our integrated network also includes ground assets consisting of teleports or leased teleport facilities supporting commercial services in Germany, the United States, Australia, China, Argentina, United Arab Emirates, Italy, Kuwait and South Korea and points of presence in the United States, China, Germany and the United Kingdom, among others. See—Network Operations and Current Ground Facilities below.

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

The table below provides a summary of our satellite fleet as of December 31, 2008, excluding the 28 satellites owned by other subsidiaries of Intelsat.

Satellite	Manufacturer		Orbital Location		Launch Date	Estimated End of Service Life (1)
Station Kept:
HGS-3	BSS	(2)	38	°E	2/96	9/11
IS-1R (3)	BSS		45	°W	11/00	6/10
IS-2	BSS		169	°E	7/94	7/11
IS-3R	BSS		43	°W	1/96	9/09
IS-4	BSS		72	°E	8/95	8/10
IS-5 (4)	BSS		26.15	°E	8/97	10/12
IS-7	SS/L	(5)	68.65	°E	9/98	11/13
IS-8	SS/L		166	°E	11/98	1/14
IS-9	BSS		58	°W	7/00	11/13
IS-10	BSS		68.5	°E	5/01	6/16
IS-11	ORB	(6)	316.9	°E	10/07	10/22
IS-12	SS/L		45	°E	10/00	1/16
Galaxy 3C	BSS		95.05	°W	6/02	9/20
Galaxy 11	BSS		32.8	°E	12/99	4/15
Galaxy 12	ORB		123	°W	4/03	4/20
Galaxy 13/Horizons-1 (7)	BSS		127	°W	9/03	12/18
Galaxy 14	ORB		125	°W	8/05	12/20
Galaxy 15	ORB		133	°W	10/05	10/22
Galaxy 16	SS/L		99	°W	6/06	6/22
Galaxy 17	Thales	(8)	91	°W	5/07	5/23
Galaxy 18	SS/L		123	°W	5/08	5/24
Horizons-2 (9)	ORB		74.05	°W	12/07	12/23

Inclined Orbit:
Leasat F5 (10)	BSS		100	°E	1/90	2/11
Galaxy 4R	BSS		76.85	°W	4/00	3/09
Galaxy 9 (11)	BSS		81	°W	5/96	6/10
SBS-6 (12)	BSS		81	°W	10/90	2/09

(1)	Engineering estimates of the service life as of December 31, 2008 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.

(2)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(3)	After transfer of traffic to the replacement satellites and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of design life, which is February 2016.
(4)	In January 2009, IS-5 was co-located with IS-2 at 169°E.
(5)	Space Systems/Loral, Inc.
(6)	Orbital Sciences Corporation.
(7)	Horizons Satellite Holdings, LLC (“Horizons”) our joint venture with JSAT International Inc. (“JSAT International”), owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(8)	Thales Alenia Space.
(9)	Horizons owns and operates the payload on this satellite.
(10)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(11)	Galaxy 9 was relocated from 74.15ºW to 81ºW and placed into an inverted North/South attitude in order to serve Latin America.
(12)	SBS-6 was de-orbited in February 2009.

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

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north-south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna; however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2008, the Leasat F5 satellite, the SBS-6 satellite and the Galaxy 4R satellite were operating in an inclined orbit and, as a result, were continuing to earn revenue beyond our original estimated life for each of these satellites.

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

As of December 31, 2008, our in-orbit fleet of satellites had 347 and 406 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites, including the transponders we lease from other satellite operators. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service) as of December 31, 2008 was 82.7%.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of fuel life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 8.4 years as of December 31, 2008, weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

We currently have orders for one satellite. Generally, satellites are being built over a period of three years.

IS-14. We entered into an agreement with SS/L for the construction of IS-14 in January 2007. This satellite is expected to serve as a replacement for IS-1R, located at 45° west longitude (“WL”). The IS-14 satellite is currently expected to be launched in the third quarter of 2009.

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations center in Washington, D.C. and our customer service center in Ellenwood, Georgia.

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

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes seventeen earth stations (“TT&C stations”) that provide TT&C services for our satellites, and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment. Our locations for ground assets and facilities include Australia, Argentina, Bahrain, French Polynesia, Germany, Italy, China, Kuwait, South Korea, South Africa, the United States, Russia, India, New Zealand, Taiwan and the United Arab Emirates.

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

As of December 31, 2008, the majority of our satellites were uninsured. Of the three insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for Xenon-Ion Propulsion System (“XIPS”) related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellant fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

Sales, Marketing and Distribution Channels

Intelsat’s tagline, “Closer, by far,” describes the close working relationship we strive to build with our customers. We assign an account representative to each customer who is responsible for understanding the customer’s business, structure and markets it may serve. We present comprehensive sales solutions to our customers that include multiple and diverse service offerings to address each customer’s unique market and technical needs. The Intelsat subsidiary, Intelsat Global Sales & Marketing Ltd. (“Intelsat Global Sales”), located in London, England, is our global sales and marketing headquarters. In addition, Intelsat has established local sales and marketing support offices in the following locations around the world:

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

Satellite Health and Technology

The Intelsat fleet is diversified by manufacturer and satellite type, and as a result, our combined company’s fleet is generally healthy, with 99.999% availability of station-kept satellite capacity during the combined year ended December 31, 2008. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Most of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. Our allocation of the purchase price associated with the Intelsat Acquisition Transactions took into consideration the technical problems of our fleet.

We have identified three types of common anomalies among the satellite models in our global fleet, which, if they materialize, have the potential for a significant operational impact. These are:

•	failure of the on-board XIPS used to maintain the in-orbit position of Boeing 601 High Power Series (“BSS 601 HP”) satellites;

•	accelerated solar array degradation in early BSS 702 satellites; and

•	failure of the on-board spacecraft control processor (“SCP”) in BSS 601 satellites.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, a single failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. A failure of a second XIPS on a satellite would also have no impact on the performance of that satellite. However, such a failure would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite. Certain of the BSS 601 HP satellites have experienced various problems associated with XIPS.

As of December 31, 2008, we operated five BSS 601 HP satellites, one of which has experienced failures of both XIPS. Galaxy 4R has experienced failure of both primary and secondary XIPS. This satellite is operating as designed on its backup bi-propellant propulsion system. We and the manufacturer of this satellite determined that the XIPS on Galaxy 4R were no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, is until March 2009. In September 2006, this satellite was moved to a new location, where it started inclined orbit services with a reduced propellant consumption. The remaining four BSS 601 HP satellites still in operation continue to have XIPS available as their primary propulsion system; however, no assurance can be given that we will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. IS-5 has available bi-propellant fuel for approximately two and a half years from December 31, 2008. Both IS-9 and IS-10 have available bi-propellant fuel for approximately three and a half years from December 31, 2008. Galaxy 13/Horizons-1, which was placed into service in January 2004, has available bi-propellant fuel for approximately eight years from December 31, 2008.

During 2008 we replaced two satellites that had experienced failure of both XIPS in the past. The first replaced satellite with failure of both primary and secondary XIPS was IS-6B. We and the manufacturer of this satellite determined that the XIPS on IS-6B were no longer available. This satellite was replaced by the IS-11 satellite during the first quarter of 2008. The second replaced satellite with failure of both primary and secondary XIPS was Galaxy 10R. We and the manufacturer of this satellite determined that the XIPS on Galaxy 10R were no longer available. As a result, this satellite’s estimated remaining service life, based on the bi-propellant fuel on board, was until April 2008. This satellite was replaced by the Galaxy 18 satellite during the second quarter of 2008.

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

As of December 31, 2008, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11 has a remaining useful life until April 2015 and IS-1R has a remaining useful life until June 2010. Galaxy 11 has been replaced by the Galaxy 17 satellite, and has been redeployed to a new orbital location serving Africa. The IS-1R satellite is expected to be replaced by the IS-14 satellite, which is currently expected to be launched in the third quarter of 2009. After the transfer of traffic to the replacement satellite and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of its design life. Pursuant to contracts with our customers, a substantial portion of our customer activity on these satellites will continue onto the replacement satellites and the reduced estimate of service lives will not result in a material reduction in contracted backlog. We believe that the net book values of these satellites are fully recoverable.

The third BSS 702 satellite that we operated as of December 31, 2008, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

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

As of December 31, 2008, we operated three additional BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2 and IS-3R. These satellites are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. The risk of SCP failure appears to decline as these satellites age. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

Satellite Communications Industry

Fixed Satellite Services Sector

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. We currently operate in the FSS sector of the satellite industry. Operators in the FSS sector, which is the most established sector in the satellite industry, traditionally provide communications links between fixed points on the earth’s surface. These services include the simultaneous provision of satellite capacity from one fixed point to multiple fixed points (“point-to-multipoint services”) and the provision of satellite capacity between two fixed points (“point-to-point services”). Point-to-multipoint applications include video distribution, DTH and corporate networks. Point-to-point applications include telephony, video contribution and data trunking, such as Internet backbone access.

Over the last several years, deregulation and privatization have significantly reshaped the FSS sector. In addition, the sector has undergone consolidation, with regional and national operators being acquired by larger companies and smaller operators exiting the business or seeking to partner with other providers. We believe that these changes are the result of the increasing globalization of the telecommunications market, customers’ demand for more robust distribution platforms with network redundancies and worldwide reach, and the desire of some FSS operators to secure and improve their market access in key regions. In addition, the scarcity of desirable orbital locations may lead operators to seek to acquire other operators with specific coverage or capacity capabilities. Consolidation may also occur because of the economies of scale from operational and capital expenditures and from marketing efficiencies that can be achieved.

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

Regulation

As an operator of privately owned global satellite systems, we are subject to U.S. government regulation, regulation by foreign national telecommunications authorities and the International Telecommunication Union frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission, or the FCC. We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization or a license modification to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of the Intelsat, Ltd. privatization in July 2001 are conditioned on Intelsat, Ltd. remaining a signatory to a Public Services Agreement with the International Telecommunications Satellite Organization, or ITSO. Pursuant to the Public Services Agreement, Intelsat, Ltd. has an obligation to provide services to certain customers in a manner consistent with the core principles of global coverage and connectivity, lifeline connectivity and non-discriminatory access, and ITSO monitors its implementation of this obligation. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform Intelsat, Ltd.’s obligations under the Public Services Agreement.

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

Japan Regulation. We and JSAT are the sole members of Horizons, and in 2002 the Japanese telecommunications ministry authorized Horizons to operate the Ku-band payload on the Galaxy 13/Horizons-1 satellite. In 2003, the FCC added this Ku-band payload to its “Permitted Space Station List,” enabling Horizons to use the payload to provide non-DTH services in the United States, and in May 2004, the FCC expanded this authority to include one-way DTH services. We are the exclusive owner of the C-band payload on Galaxy 13/Horizons-1, which the FCC has licensed us to operate.

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

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital locations is subject to the frequency coordination and recording process of the International Telecommunication Union (“ITU”). In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments associated with a given orbital location from subsequent or nonconforming interfering uses by Member States of the ITU. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. The Radio Regulations’ arbitration procedure is voluntary and neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Only nations have full standing as ITU members. Therefore, we must rely on governments to represent our interests before the ITU, including obtaining new rights to use orbital locations and resolving disputes relating to the ITU’s regulations.

Employees

As of December 31, 2008, the combined company had 1,090 full-time regular employees. These employees consisted of:

•	515 employees in engineering, operations and related information systems;

•	270 employees in finance, legal, corporate information systems and other administrative functions;

•	218 employees in sales, marketing and strategy; and

•	87 employees in support of government sales and marketing.

As of December 31, 2008, 974 of these employees were located in the United States, and the remainder of the combined company’s employees were in various other locations around the world. We believe that our relations with employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our History

Prior to the consummation of the Intelsat Acquisition Transactions, we were the product of the May 1997 merger of PanAmSat International and the Galaxy Satellite Services business of Hughes Communications, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. The related financing transactions and the related contractual arrangements entered into with The DIRECTV Group are collectively referred to as the Recapitalization. Prior to the Recapitalization in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of News Corporation. Following the Recapitalization, we were owned by entities affiliated with Kohlberg Kravis Roberts and Co., L.P., The Carlyle Group, Providence Equity Partners, Inc. and certain members of management and of our board of directors.

On September 22, 2004, PanAmSat Holdco was formed by the then existing stockholders of the Company. On October 8, 2004, all of the Company’s outstanding common stock held by its then existing stockholders was contributed to PanAmSat Holdco in exchange for an equal number of shares of PanAmSat Holdco common stock, par value $0.01 per share (the “Contribution”). As a result of and immediately following the Contribution, the Company’s then existing stockholders owned PanAmSat Holdco in equal proportion to their prior ownership interest in the Company, and we became a wholly-owned subsidiary of PanAmSat Holdco.

The Contribution was accounted for as a recapitalization because neither a change in control nor a business combination occurred and PanAmSat Holdco was not a substantive operating entity. Accordingly, there was no change in the basis of the assets and liabilities of Intelsat Corp. Therefore, all operations of the Company prior to the Contribution are reflected herein at their historical amounts.

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

The FSS sector has in the past decade experienced periods of pricing pressures that have resulted in reduced revenues of FSS operators. If similar pricing pressures were to occur in the future, this could have a significant negative impact on our revenues and financial condition.

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

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. Approximately 38%, 49% and 44% of our transponder services, satellite-related services and other revenue was derived from our ten largest customers for the combined year ended December 31, 2006, for the year ended December 31, 2007 and the combined year ended December 31, 2008, respectively. The loss of, or default by, any of these customers could significantly affect our revenue and operating margins.

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

The current global recession may have significant effects on our customers and suppliers, which could adversely affect our business, operating results and financial condition.

The current global recession, as well as a slow recovery period, may lead to lower demand for our services, increased incidences of our customers’ inability to pay for our services, or the insolvency of our customers. In addition, if our suppliers face challenges in obtaining credit, selling their products or otherwise in operating their businesses profitably, they may raise prices, lower production levels or cease operations. Many economists are now predicting that the current recession in the United States economy and the global economy may be prolonged as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. Any of these events may negatively impact our sales, revenue generation and margins, and consequently adversely affect our business, operating results and financial condition.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2008, we had approximately $3.4 billion of total third-party debt and we had $172.9 million (net of standby letters of credit) of availability under the revolving loan facility of our senior secured credit facility. One of the lenders under our revolving credit facilities, representing approximately 12% of the aggregate lender commitments under our revolving credit facilities, equivalent to approximately $20.8 million of the availability as of December 31, 2008, did not provide any funds in response to our September 2008 borrowing request that was made under the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall, but cannot as yet confirm whether we will be successful. The September 2008 revolver borrowing was subsequently repaid in full in December 2008.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy obligations with respect to indebtedness, including through refinancing, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our notes and the agreements governing such other indebtedness;

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

Any of the factors listed above could materially and adversely affect our business and our results of operations. Furthermore, our interest expense could increase if interest rates rise because certain portions of debt bear interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

The credit agreement governing our senior secured credit facility and the indentures governing our existing notes and our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facility includes a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facility requires us to use a portion of the proceeds of certain asset sales in excess of a specified amount that are not reinvested in our business to repay indebtedness under such facilities.

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

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facility could result in a default under the applicable credit facilities. If any such default occurs, the lenders under the senior secured credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all available cash to repay these borrowings. If this occurred under our senior secured credit facility, this would result in an event of default under our existing notes. Those lenders under the senior secured credit facility will also have the right in these circumstances to terminate any commitments they have to fund further borrowings. If we were unable to repay outstanding borrowings when due, the lenders under our senior secured credit facility would have the right to proceed against the collateral granted to them to secure the debt owed to them. If the repayment of the debt under our senior secured credit facility were to be accelerated, our assets might not be sufficient to repay such debt in full or to repay our existing notes and our other existing debt.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2009 will be satisfied by cash on hand, cash generated from our operations, intercompany borrowings and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our credit rating and financial performance and general market conditions. Both our credit rating, which was downgraded by Moody’s Investor Services Inc. in June 2006 and again in January 2008 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, June 2007 and again in February 2008, and our ability to obtain financing generally, may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit. Other factors that could impact our credit rating include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A credit rating downgrade or deterioration in our financial performance could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.

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

Long-term disruptions in the capital and credit markets as a result of uncertainty due to the current global recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. If financial market disruptions intensify it may make it difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash.

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

Almost all of our customers pay for our services in U.S. dollars, although we are exposed to some risk related to customers that do not pay us in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our New Sponsors control us and may have conflicts of interest with us in the future.

Intelsat Holdings is controlled by affiliates of the New Sponsors and the funds advised by or associated with the New Sponsors. The New Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global, which is the direct parent of Intelsat Global Subsidiary, which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat, Ltd., and the indirect parent of Intelsat Bermuda. The New Sponsors also own a portion of the outstanding notes issued by Intelsat Bermuda. The New Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the New Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the New Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The New Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the New Sponsors continue to own a significant amount of the equity of Intelsat Global, they will continue to be able to strongly influence or effectively control our decisions.

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

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup SCP; and

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and/or

•	general failures resulting from operating satellites in the harsh space environment.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations, our revenues, our relationship with our current customers and our ability to attract new customers for our satellite services. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly and the availability of on-satellite backups. Anomalies and our estimate of their future effect may also cause a reduction of the expected service life of a satellite and contracted backlog. Anomalies may also cause a reduction of the revenue generated by that satellite or the recognition of an impairment loss. Finally, the occurrence of anomalies may adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are covered by insurance policies, others are not or may not be covered. See —Risk Factors Relating to Our Business—Our financial condition could be materially and adversely affected if we were to suffer a satellite loss that is not adequately covered by insurance.

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

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate five satellites of this type, one of which has experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9, and as a result, we accelerated depreciation expense related to this satellite.

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

Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be more than $200 million.

Of the 47 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

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

Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results and financial condition.

There are a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures, could result in increased costs or delays in the launch of our satellites. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results and financial condition.

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

Our in-orbit satellites do not currently occupy all of the orbital locations for which we have obtained regulatory authorizations. If we are unable to place satellites into currently unused orbital locations by specified deadlines and in a manner that satisfies the ITU or national regulatory requirements, or if we are unable to maintain satellites at the orbital locations that we currently use, we may lose our rights to use these orbital locations and the locations could become available for other satellite operators to use. We cannot operate our satellites without a sufficient number of suitable orbital locations in which to place the satellites. The loss of one or more of our orbital locations could negatively affect our plans and our ability to implement our business strategy.

Coordination results may adversely affect our ability to use a satellite at a given orbital location for our proposed service or coverage area.

We are required to record frequencies and orbital locations used by our satellites with the ITU and to coordinate the use of these frequencies and orbital locations in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of satellites at particular orbital locations. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use a satellite at a given orbital location for our proposed service or coverage area. The use of our satellites may also be temporarily or permanently adversely affected if the operation of adjacent satellite networks does not conform to coordination agreements resulting in the acceptable interference levels being exceeded (e.g., due to operational errors associated with the transmissions to adjacent satellite networks).

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

We operate as a fully integrated subsidiary of Intelsat. Intelsat owns the two facilities in which most of its operations and employees are located in Washington, D.C. and Ellenwood, Georgia. Intelsat Global Service Corporation, or IGSC, an indirect subsidiary of Intelsat Bermuda, owns the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. Intelsat also leases approximately 25,785 square feet in Bethesda, Maryland where the employees of Intelsat General are located.

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

Intelsat uses a worldwide ground network to operate its satellite fleet and to manage the communications services that Intelsat provides to its customers. This network is comprised of 49 owned and leased earth station and teleport facilities around the world, including 21 earth stations that perform TT&C services.

The six TT&C stations in the ground network which Intelsat owns are located in Ellenwood, Georgia, Fillmore, Napa and Riverside, California, Paumalu, Hawaii and Fuchsstadt, Germany. Intelsat leases facilities at 15 other locations for TT&C services. Intelsat also contracts with the owners of some of these TT&C stations for the provision of additional services. Other earth stations in the ground network include earth stations in locations such as Argentina, Australia, Bahrain, India, Italy, South Korea, Russia, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Intelsat’s network also consists of the leased communications links that connect the earth stations to its satellite operations center located in the Washington, D.C. building and to the back-up operations facility.

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

Intelsat leases office space in Hamilton, Bermuda, London, England, and Wilton, Connecticut. Intelsat’s Bermuda office was established in 2001 and serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat, Ltd., Intelsat Bermuda, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. The London office houses the employees of Intelsat Global Sales, and functions as our global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and Intelsat subleased this space to third parties in mid-2007, when Intelsat discontinued operations at this facility under its integration plans. Intelsat also leases office space in New York, Florida, Australia, Brazil, China, France, Germany, India, Japan, Mexico, Singapore, South Africa, Luxembourg and the United Arab Emirates for its local sales and marketing support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

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

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the period January 1, 2006 to July 1, 2006 (predecessor entity), the period July 1, 2006 to December 31, 2006 (predecessor entity), the year ended December 31, 2007, the period January 1, 2008 to January 31, 2008 (predecessor entity) and the period February 1, 2008 to December 31, 2008 (successor entity), and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, appearing elsewhere in this Annual Report. The consolidated statement of operations and consolidated cash flow data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity			Predecessor Entity			Successor Entity
	Year Ended December 31,		January 1 to July 1, 2006	July 1 to December 31, 2006	Year Ended December 31, 2007	January 1 to January 31, 2008	February 1 to December 31, 2008
	2004	2005
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Transponder services, satellite-related services and other	$811,124	$847,149	$436,864	$419,694	$825,187	$71,026	$763,855
Revenue from affiliates	—	—	—	102,653	215,010	51,021	232,838
Outright sales and sales-type leases (2)	15,946	13,854	5,895	—	—	—	—

Total revenue	827,070	861,003	442,759	522,347	1,040,197	122,047	996,693

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	157,354	143,870	70,977	91,120	148,026	11,152	153,218
Cost of outright sales and sales-type leases (2)	2,224	(4,303)	(1,943)	—	—	—	—
Costs from affiliates	—	—	—	31,711	74,104	6,858	94,499
Selling, general and administrative expenses	110,898	74,969	38,604	71,442	123,839	12,117	99,636
Depreciation and amortization	294,822	276,925	138,655	145,329	302,232	26,851	319,412
Prior sponsor management fees	731	10,444	—	—	—	—	—
Restructuring and transaction costs	161,323	4,294	145,186	9,327	8,776	62,675	1,926
Loss on termination of sales-type leases	—	2,307	—	—	—	—	—
Impairment of asset value	99,946	—	—	—	—	—	256,000
(Gain) loss on undesignated interest rate swap	—	(6,611)	(23,140)	11,731	11,699	11,431	83,451
Gain on insurance claim	(9,090)	—	—	—	—	—	—
Gain on sale of teleport	(11,113)	—	—	—	—	—	—

Total operating expenses	807,095	501,895	368,339	360,660	668,676	131,084	1,008,142

Income (loss) from operations	19,975	359,108	74,420	161,687	371,521	(9,037)	(11,449)
Interest expense, net	186,754	261,383	107,601	143,514	257,459	21,224	222,822
Other income (expense), net	—	—	(2,108)	2,031	3,795	169	5,713

Income (loss) before income taxes	(166,779)	97,725	(35,289)	20,204	117,857	(30,092)	(228,558)
Provision for (benefit from) income taxes	(91,290)	2,105	8,007	6,112	20,822	(10,702)	(87,063)

Net income (loss)	$(75,489)	$95,620	$(43,296)	$14,092	$97,035	$(19,390)	$(141,495)

	Predecessor Entity			Predecessor Entity			Successor Entity
	Year Ended December 31,		January 1 to July 1, 2006	July 1 to December 31, 2006	Year Ended December 31, 2007	January 1 to January 31, 2008	February 1 to December 31, 2008
	2004	2005
	(in thousands)
Consolidated Cash Flow Data (1):
Net cash provided by operating activities	$293,274	$413,919	$250,388	$148,072	$489,790	$58,000	$456,139
Net cash provided by (used in) investing activities	595,106	(242,533)	(133,012)	4,422	(375,983)	(14,484)	(123,728)
Net cash used in financing activities	(1,026,792)	(85,094)	(170,292)	(83,488)	(175,378)	(14,231)	(362,759)

Other Data:
Capital expenditures	$156,306	$203,183	$129,265	$53,521	$378,607	$14,484	$120,023

	Predecessor Entity		Predecessor Entity		Successor Entity
	As of December 31,		As of December 31,		As of December 31, 2008
	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,607	$125,945	$142,021	$81,773	$52,259
Satellites and other property and equipment, net	1,955,664	1,949,560	1,828,710	1,918,002	2,452,885
Goodwill	2,244,131	2,244,131	3,742,674	3,734,649	3,340,169
Total assets	4,764,495	4,828,081	7,495,384	7,429,108	7,696,128
Total debt	3,608,000	2,932,000	3,501,325	3,447,242	3,354,021
Shareholder’s equity	697,759	1,312,530	2,908,777	2,943,525	2,840,005

(1)	As a result of the Intelsat Acquisition Transactions, certain prior period amounts have been reclassified to conform to Intelsat, Ltd.’s presentation.
(2)	As a result of the Intelsat Acquisition Transactions, certain of our accounting policies with respect to outright sales and sales-type leases have been changed to conform to Intelsat, Ltd.’s current accounting policies, and these outright sales and sales-type leases are now recognized as service contracts. Previously, under an outright sales contract, we sold all rights and title to a transponder to a customer, which in turn paid us the full amount of the sale price in cash at the commencement of the contract. At that time, we recognized the sale amount as revenue and recorded the cost of the transponder to cost of outright sales. Under sales-type leases, we recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, but we continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed to be attributable to interest income. We have not entered into any new sales-type leases after 2001. The principal difference between a sales-type lease and an operating lease is when revenue and related costs are recognized, but not when the cash is received.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after the New Sponsors Acquisition Transactions, and the Intelsat Acquisition Transactions and the Government Business Merger (as defined below). This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

Following the completion of the Intelsat Acquisition Transactions on July 3, 2006, as discussed below, we operate as a fully integrated subsidiary of Intelsat, our indirect parent. We provide service on a global fleet of 25 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat for a combined fleet of 52 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers. Our combined company has one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Impact of Significant Transactions

The New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management) sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). See—Liquidity and Capital Resources.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, we and Intelsat Sub Holdco entered into amendments to our respective existing senior secured credit facilities, and we entered into a joinder agreement to our existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the second quarter of 2008, we completed each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter. See—Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing—Change of Control Offers and—Liquidity and Capital Resources—Long-Term Debt— New Sponsors Acquisition Financing—2008 Debt Refinancings.

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

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs within restructuring and transaction costs in our consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2008.

The 2007 Refinancing

On January 19, 2007, we further amended the Amended and Restated Credit Agreement governing our senior secured credit facility (the “Intelsat Corp Amended and Restated Credit Agreement”). The amendment reduced the Term Loan A-3 interest rate and Term Loan B-2 interest rate from a range of LIBOR plus 2.125% to LIBOR plus 2.875% to a range of LIBOR plus 1.75% to LIBOR plus 2.00%.

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

Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006. The purchase price and related costs of the Intelsat Acquisition Transactions were allocated to the fair values of the assets acquired and liabilities assumed. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Certain of our accounting policies were changed to conform to Intelsat’s accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, we identified transactions whereby contracts entered into with customers to provide satellite transponders and transponder capacity, and in certain cases, earth stations and teleport facility services, had been accounted for as sales-type leases. For sales-type lease transactions, we previously recognized as revenue at the inception of the lease the net present value of the future minimum lease payments, and continued to receive cash payments from the lessee throughout the term of the lease. In addition, during the life of the lease, we recognized as revenue the portion of each periodic lease payment deemed attributable to interest income.

There were no new sales-type leases entered into after 2001. As a result of the change to conform accounting policies, these sales-type leases are now recognized as service contracts. This accounting policy change resulted in a fair value adjustment in purchase accounting of approximately $72.3 million to net assets related to previously recorded sales-type leases and the recording of approximately $5.0 million of additional revenue during the period July 1, 2006 to December 31, 2006.

Following the completion of the Intelsat Acquisition Transactions, Intelsat General acquired our former subsidiary, G2 Satellite Solutions Corporation (“G2 Satellite Solutions”), which comprised our government services business, for cash consideration of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into Intelsat General, with Intelsat General continuing as the surviving entity. The operating results of G2 Satellite Solutions were excluded from our consolidated financial statements following the July 3, 2006 transaction. Additionally, as a result of the sale of G2 Satellite Solutions, segment disclosures were no longer required. We refer to this transaction as the Government Business Merger.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement, dated as of July 3, 2006, between IGSC and Intelsat Corporation (the “Employee Transfer Agreement”). As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized by us and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including PanAmSat Holdco and us, entered into a master intercompany services agreement (the “MISA”), pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. See—Revenue and—Operating Expenses below for the impact of the implementation of the MISA on our operating results.

Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corp were renamed as Intelsat Holding Corporation and Intelsat Corporation, respectively.

On May 30, 2006, PanAmSat Holdco commenced a tender offer (the “PanAmSat Tender Offer”), to purchase any and all of its then outstanding $416.0 million aggregate principal amount at maturity ($289.5 million accreted principal amount at March 31, 2006) 10 3/8% Senior Discount Notes due 2014 (the “10 3/8% discount notes”), for cash. Approximately 99.65% of the outstanding 10 3/8 % discount notes were repurchased by PanAmSat Holdco upon completion of the PanAmSat Tender Offer on July 3, 2006. The 10 3/8% discount notes not tendered to PanAmSat Holdco in the PanAmSat Tender Offer, or approximately $1.5 million aggregate principal amount, were repurchased by PanAmSat Holdco on August 29, 2006.

Prior to and immediately after the Intelsat Acquisition Transactions, Intelsat Bermuda extended to PanAmSat Holdco several loans, referred to collectively as the Intelsat Bermuda Loan, in an aggregate principal amount at the time of borrowing equal to approximately $1.3 billion, the proceeds of which were used by PanAmSat Holdco to fund a portion of the purchase price for the Merger Transaction and to fund the purchase of the 10 3 /8% discount notes tendered in the PanAmSat Tender Offer, plus related fees.

In addition, Intelsat Bermuda created a new direct wholly-owned subsidiary organized in Gibraltar which owns all of the equity of a subsidiary organized in Luxembourg which owns all of the equity of a subsidiary organized in Poland (“Intelsat Poland”) which has registered a branch in Luxembourg (the “Intelsat Poland, Luxembourg Branch”). Following the consummation of the Intelsat Acquisition Transactions, Intelsat Bermuda effected the contribution of the Intelsat Bermuda Loan to the Intelsat Poland, Luxembourg Branch. On October 30, 2006, Intelsat Bermuda executed a series of transactions which resulted in the shares of PanAmSat Holdco, which were previously held by Intelsat Bermuda, being held by the Intelsat Poland, Luxembourg Branch.

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

Service Type	Description
Transponder Services	• Commitments by customers to receive service via, or to utilize capacity on, particular designated transponders according to specified technical and commercial terms

Managed Services

•        Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers typically marketed under the GlobalConnex or GXS service names

Mobile Satellite Services	• Voice, data and video services provided by third-party commercial mobile satellite services operators for which Intelsat’s government business is a reseller.

In addition, we earn revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

According to transmission plans and traffic information supplied by our customers, we believe that our satellite capacity is used by our customers for various applications such as video, data, voice and broadband. We believe that the range of services for which our capacity is used contributes to the relatively high level of stability of our business. See Item 1—Business—Our Customer Sectors for descriptions of these principal customers and services.

We operate our business on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. In recent years, we have generated new revenue on our global system from growth in demand for transponder services for use in video applications such as HDTV services and DTH television services, wireless network extensions, satellite-based private data networks and government services. In addition, new revenue has been generated from growth in demand for managed services for applications such as Internet backbone access and corporate broadband networks. There are a number of other factors affecting our revenue, including trends relating to the applications for which our capacity is used and the service types we offer, as well as pricing trends. Our satellite-related services revenue will be affected by the timing, number and type of consulting arrangements under contract. The margins for these services vary depending upon the amount of third-party services or hardware included, and will typically be substantially lower than for our satellite transponder services. Subsequent to the completion of the Intelsat Acquisition Transactions, a portion of our capacity is sold to external customers under contracts executed by other subsidiaries of Intelsat, resulting in a decrease in transponder services, satellite-related services and other, and a corresponding increase in revenue from affiliates.

Customer Applications

Our transponder services, managed services and MSS are used by our customers for two primary customer applications: media applications and network service applications. In addition, we generate other revenue by selling satellite-related consulting services which support the life cycle of satellite operations, including the design, launch, and monitor and control phases.

Industry trends impacting our services for video applications include increased demand for transponder services by programmers distributing high definition and standard definition programming, international programmers seeking to distribute their programming into other foreign markets, and increased demand for transponder services by DTH television service providers in international markets. Revenue for network service applications has increased over the last twelve months. The growth trend in transponder services for network service applications is due to the continued growth of satellite-based private data networks in North America and other regions. Revenue from services used for media applications, primarily transponder services and managed services for occasional video services have been slightly down over the last twelve months. This trend is due to flat demand for capacity in North America as certain customers accommodate capacity for new channels by converting analog programming to digital. We expect the impact of this trend to diminish by early 2009 as the quantity of this type of transponder in our network is limited and is declining. We believe that managed services, which enjoy strong demand from network service applications such as mobile broadband applications and other Internet-related services, will continue to have a positive effect on our revenue over the long-term. See Item 1—Business—Our Business Strategy for a discussion of our strategies with respect to our network service offerings.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services in new markets has positively affected our revenue. Although the pricing of our services is fixed for the duration of existing service commitments, we price new and renew existing service commitments competitively to reflect regional demand and other market factors. We believe that this flexibility in pricing our services will positively affect our revenue from certain geographic regions. Over the last three years, we experienced improved pricing trends in many of the regions we serve, as compared to unfavorable pricing trends that impacted our revenue in prior periods. In particular, the pricing trends improved in North America, Africa, the Middle East and Eastern Europe. Less favorable pricing dynamics existed in Asia and Latin America, generally due to overcapacity, although improved economic conditions are beginning to generate increased demand in these regions, resulting in some stabilization, particularly in Latin America. However, this could change as other operators launch new capacity into the region.

Outright Sales and Sales-Type Leases

Prior to the consummation of the Intelsat Acquisition Transactions, certain contracts qualifying for capital lease treatment (typically based, among other factors, on the term of the lease) were accounted for as sales-type leases. For sales-type lease transactions, we recognized as revenue the net present value of the future minimum lease payments at the time of the transactions. The cost basis of the transponder was charged to cost of outright sales and sales-type leases. During the life of the lease, we recognized as revenue, in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. We did not enter into any new sales-type leases after 2001 and there were no outright sales impacting our operating results in 2006, 2007 or 2008. As a result of the Intelsat Acquisition Transactions, the accounting for sales-type leases and outright sales was changed to conform to the current accounting policies of our indirect parent, Intelsat. See Note 2(c)—Significant Accounting Policies—Revenue Recognition in our consolidated financial statements appearing elsewhere in this Annual Report.

Revenue from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize revenue from affiliates for providing satellite capacity and intercompany administrative, engineering and sales-related services to other subsidiaries of Intelsat.

Operating Expenses

Our ongoing operating expenses include direct costs of revenue; selling, general and administrative expenses; depreciation and amortization; and impairment charges.

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

We expect our direct costs of revenue to increase as we add customers, expand our managed services and provide customized communications services to our customers. Due to the higher costs of providing managed services to our customers, managed services typically have lower gross margins than the other services we provide, although the scale of this service type is growing quickly and the rate of cost increases are slowing. The timing, number and type of satellite-related service arrangements under contract during over the last three years have increased our direct costs of revenue. These services typically realize lower gross margins than do our satellite communication services.

Costs from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize costs from affiliates for services provided by other subsidiaries of Intelsat to us. These services are primarily related to the operation of our satellites, and to sales and administrative functions.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to over 16 years. Depreciation and amortization costs increased, principally due to the acquired satellites and the acquired intangible assets being recorded at fair value in connection with the Intelsat Acquisition Transactions and the New Sponsors Acquisition Transactions.

Impairment Charges

We recorded $256.0 million in non-cash impairment charges in connection with our 2008 annual impairment assessment of our orbital locations. See—Critical Accounting Policies—Asset Impairment Assessments.

Backlog

We benefit from strong visibility of our future revenues. Our backlog is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments. As a result of the Intelsat Acquisition Transactions, our accounting for backlog was changed to conform to the current accounting policy of our indirect parent, Intelsat. We previously reported backlog on a cash basis (cash backlog). We now report backlog on a revenue basis (revenue backlog). Cash backlog is calculated based on the cash payments yet to be received from customers for contracted services, while revenue backlog is calculated based on the expected future revenue under our customer contracts. This change in our accounting policy did not have a significant impact on our backlog.

Our revenue backlog was approximately $4.5 billion as of December 31, 2008. As of December 31, 2008, the weighted average remaining customer contract life was approximately five years. We currently expect to deliver services associated with approximately $750.9 million, or approximately 17%, of our December 31, 2008 revenue backlog during the year ending December 31, 2009. The amount included in revenue backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2008, 97% of our total revenue backlog related to contracts that either were non-cancelable or had substantial termination fees. Our revenue backlog figures exclude the impact of the MISA transactions. Our expected future revenue under contractual backlog as of December 31, 2008 was as follows:

Period	(in millions)
2009	$750.9
2010	630.8
2011	519.5
2012	426.2
2013	407.9
2014 and thereafter	1,793.5

Total	$4,528.8

Our backlog by service type as of December 31, 2008 was as follows:

Service Type	Amount	Percent
	(in millions, except percentages)
Transponder services	$4,205.3	93%
Managed services	113.9	2
Mobile satellite services and other	209.6	5

Total	$4,528.8	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector reduce the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2007 and 2008

As a result of the consummation of the New Sponsors Acquisition Transactions, the financial results for 2008 have been separately presented for the “Predecessor Entity” for the period January 1, 2008 to January 31, 2008 and for the “Successor Entity” for the period February 1, 2008 to December 31, 2008. As a result of the New Sponsors Acquisition Transactions, the reported results of operations for the years ended December 31, 2007 and 2008 are not necessarily comparable. The primary differences include higher depreciation and amortization cost principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition Transactions. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 through December 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the Predecessor Entity and Successor Entity periods facilitates an investor’s understanding of our results of operations for 2007 compared to the combined year ended December 31, 2008. However, this combination is not a GAAP measure and should not be used in isolation or substituted for the separate Predecessor Entity and Successor Entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$763,855	$834,881
Revenue from affiliates	51,021	232,838	283,859

Total revenue	122,047	996,693	1,118,740

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	153,218	164,370
Costs from affiliates	6,858	94,499	101,357
Selling, general and administrative	12,117	99,636	111,753
Depreciation and amortization	26,851	319,412	346,263
Restructuring and transaction costs	62,675	1,926	64,601
Impairment of asset value	—	256,000	256,000
Loss on undesignated interest rate swaps	11,431	83,451	94,882

Total operating expenses	131,084	1,008,142	1,139,226

Loss from operations	(9,037)	(11,449)	(20,486)
Interest expense, net	21,224	222,822	244,046
Other income, net	169	5,713	5,882

Loss before income taxes	(30,092)	(228,558)	(258,650)
Benefit from income taxes	(10,702)	(87,063)	(97,765)

Net loss	$(19,390)	$(141,495)	$(160,885)

The following table sets forth our comparative statements of operations for the year ended December 31, 2007 and for the combined year ended December 31, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, or NM, between the periods presented:

	Predecessor Entity	Combined	Combined Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Year Ended December 31, 2007	Year Ended December 31, 2008	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$825,187	$834,881	$9,694	1%
Revenue from affiliates	215,010	283,859	68,849	32

Total revenue	1,040,197	1,118,740	78,543	8

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	148,026	164,370	16,344	11
Costs from affiliates	74,104	101,357	27,253	37
Selling, general and administrative	123,839	111,753	(12,086)	(10)
Depreciation and amortization	302,232	346,263	44,031	15
Restructuring and transaction costs	8,776	64,601	55,825	NM
Impairment of asset value	—	256,000	256,000	100
Loss on undesignated interest rate swaps	11,699	94,882	83,183	NM

Total operating expenses	668,676	1,139,226	470,550	70

Income (loss) from operations	371,521	(20,486)	(392,007)	(106)
Interest expense, net	257,459	244,046	(13,413)	(5)
Other income, net	3,795	5,882	2,087	55

Income (loss) from operations before income taxes	117,857	(258,650)	(376,507)	NM
Provision for (benefit from) income taxes	20,822	(97,765)	(118,587)	NM

Net income (loss)	$97,035	$(160,885)	$(257,920)	NM %

Income (Loss) from Operations

Our income (loss) from operations decreased by $392.0 million, or 106%, from income of $371.5 million for the year ended December 31, 2007, to a loss of $20.5 million for the combined year ended December 31, 2008. The year-over-year comparison of our financial results was affected by certain material pre-tax items as discussed below:

•

a $256.0 million non-cash impairment charge in 2008 related to the impairment of our orbital locations as a result of our annual impairment analysis of non-amortizable intangible assets (see—Critical Accounting Policies—Asset Impairment Assessments);

•	an $83.2 million decrease in the value of undesignated interest rate swaps as a result of changes in interest rates;

•

a $55.8 million increase in restructuring and transaction costs, which in 2008 primarily consisted of $62.7 million of costs related to the sale or cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition; and

•

a $41.6 million increase in the net positive impact of transactions under our MISA, resulting from higher revenue from affiliates of $68.8 million largely related to the transaction costs associated with the sale and cancellation of restricted shares and SCAs upon consummation of the New Sponsors Acquisition, partially offset by higher costs from affiliates of $27.3 million due to increased services provided to us by other subsidiaries of Intelsat Holdings to support new customer business on recently launched satellites.

Revenue

The following table sets forth our comparative revenue by service type for the year ended December 31, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to December 31, 2008 and the combined year ended December 31, 2008, with the increase (decrease) and percentage changes between the year ended December 31, 2007 and the combined year ended December 31, 2008 presented:

	Predecessor Entity		Successor Entity	Combined	Increase (Decrease)	Percentage Change
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands, except percentages)
Transponder services	$739,029	$64,406	$668,151	$732,557	$(6,472)	(1)%
Managed services	49,069	4,437	53,791	58,228	9,159	19
Mobile satellite services and other	37,089	2,183	41,913	44,096	7,007	19

Subtotal	825,187	71,026	763,855	834,881	9,694	1
Revenue from affiliates	215,010	51,021	232,838	283,859	68,849	32

Total	$1,040,197	$122,047	$996,693	$1,118,740	$78,543	8%

Revenue from external customers for the combined year ended December 31, 2008 increased by $9.7 million, or 1%, as compared to the year ended December 31, 2007. Our revenue increased primarily due to expansions and renewals of existing contracts, new business and improved contract terms in both managed services and mobile satellite services and other. By service type, our revenue changed due to the following:

•

Transponder services—a decrease of $6.5 million due to decreases in revenue from media customers of $25.4 million, partially offset by increases in revenue from network services customers of $18.9 million, due primarily to new services and strong renewals for customers in the North America, the Europe and the Latin America and Carribean regions.

•

Managed services—an increase of $9.2 million primarily due to increases in revenues from network services customers of $5.5 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in North America and increases in revenues from managed video solutions of $6.3 million in the North America and the Asia Pacific regions, offset by a $2.6 million decrease in revenue from occasional video services, primarily in North America.

•

Mobile satellite services and other—an increase of $7.0 million largely due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business in North America and Europe.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $16.3 million, or 11%, to $164.4 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was primarily due to:

•	an increase of $10.5 million in cost of sales to support our satellite services program management revenues; and

•	an increase of $5.8 million in cost of sales and fiber expenses primarily related to increased revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $12.1 million, or 10%, to $111.8 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to:

•	an $8.0 million decrease in staff expenses due to the departure of executive level staff and other staff reductions; and

•

a $4.1 million decrease in other expenses, primarily driven by a decrease in bad debt expense due to improved collections, including the collection of certain customer accounts that had been partially reserved.

Depreciation and Amortization

Depreciation and amortization expense increased by $44.0 million, or 15%, to $346.3 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to:

•

an increase of $43.1 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable satellites and amortizable assets to fair value upon the closing of the New Sponsors Acquisition;

•

an increase of $22.3 million in depreciation expense resulting from the full year impact of satellites placed into service in 2007 and the impact of satellites placed into service in 2008, primarily our Galaxy 17, IS-11 and Galaxy 18 satellites; and

•	an increase of $10.6 million in depreciation expense related to our ground, building and other assets; partially offset by

•	a decrease of $33.6 million in depreciation expense due to certain satellites becoming fully depreciated in 2008.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the year. Interest expense, net decreased by $13.4 million, or 5%, to $244.0 million for the combined year ended December 31, 2008 as compared to $257.5 million for the year ended December 31, 2007. The decrease in interest expense, net was principally due to the following:

•	a decrease of $29.8 million due to lower interest rates on our variable rate debt in 2008 as compared to 2007; partially offset by

•	a decrease of $16.0 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $11.4 million for the combined year ended December 31, 2008, which included $8.6 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $5.9 million for the combined year ended December 31, 2008 as compared to $3.8 million for the year ended December 31, 2007. This $2.1 million increase was primarily related to a $5.3 million increase in miscellaneous income, including income resulting from a reduction in the amounts we were required to pay under a contractual obligation as a result of a recent amendment and $0.6 million in realized gains on our available-for-sale investments, partially offset by a $3.6 million increase in exchange rate losses, primarily due to the dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Provision for Income Taxes

Our provision for income taxes was a benefit of $97.8 million and an expense of $20.8 million for the combined year ended December 31, 2008 and the year ended December 31, 2007, respectively. Tax expense decreased for the combined year ended December 31, 2008 due primarily to a reduction in the benefits claimed under the extraterritorial income exclusion, offset by an increase in the loss before income taxes.

See Note 12—Income Taxes in our consolidated financial statements for additional discussion of our provision for income taxes.

Years Ended December 31, 2006 and 2007

As a result of the consummation of the Intelsat Acquisition Transactions, the financial results for 2006 have been separately presented for the “Predecessor Entity” for the period January 1, 2006 to July 1, 2006 and for the “Predecessor Entity” for the period July 1, 2006 to December 31, 2006 in accordance with Rule 3-05 of Regulation S-X promulgated under the Exchange Act. Furthermore, the readers of our consolidated financial statements should note that as a part of the Intelsat Acquisition Transactions, as described above, certain of our accounting policies have been changed to conform to Intelsat’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat’s current accounting policies did have, and is expected to have, a significant impact on our consolidated financial statements. Also, the classification of revenue by product group during the year ended December 31, 2006 has been changed to conform to Intelsat’s presentation. Prior period amounts have been reclassified to conform to this new presentation. In addition, we sold our former subsidiary, G2 Satellite Solutions, to Intelsat General and as a result, the results of operations of our government business subsidiary are excluded from our consolidated financial statements after July 3, 2006. We now operate in a single industry segment and as such, segment disclosures are no longer required and are not included for any of the periods presented.

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

For comparative purposes, we combined the periods January 1, 2006 to July 1, 2006 and July 1, 2006 to December 31, 2006 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of presenting our Management’s Discussion and Analysis of Financial Condition and Results of Operations. This combination of results for the two periods facilitates an investor’s understanding of our results of operations for 2006 compared to the year ended December 31, 2007. However, this combination is not a GAAP measure, and should not be used in isolation or substituted for the results of the separate periods.

The following table sets forth our financial results for 2006 that have been separately presented for the period January 1, 2006 to July 1, 2006 and for the period July 1, 2006 to December 31, 2006 in accordance with Rule 3-05 of Regulation S-X promulgated under the Exchange Act and on a combined basis for the year ended December 31, 2006 as discussed above:

	Predecessor Entity	Predecessor Entity	Combined
	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2006
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$436,864	$419,694	$856,558
Revenue from affiliates	—	102,653	102,653
Outright sales and sales-type leases	5,895	—	5,895

Total revenue	442,759	522,347	965,106

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	91,120	162,097
Cost of outright sales and sales-type leases	(1,943)	—	(1,943)
Costs from affiliates	—	31,711	31,711
Selling, general and administrative	38,604	71,442	110,046
Depreciation and amortization	138,655	145,329	283,984
Restructuring and transaction costs	145,186	9,327	154,513
(Gain) loss on undesignated interest rate swaps	(23,140)	11,731	(11,409)

Total operating expenses	368,339	360,660	728,999

Income from operations	74,420	161,687	236,107
Interest expense, net	107,601	143,514	251,115
Other income (expense), net	(2,108)	2,031	(77)

Income (loss) before income taxes	(35,289)	20,204	(15,085)
Provision for income taxes	8,007	6,112	14,119

Net income (loss)	$(43,296)	$14,092	$(29,204)

The following table sets forth our comparative statements of operations for the combined year ended December 31, 2006 and for the year ended December 31, 2007, with the increase (decrease) and percentage changes, except those deemed not meaningful, or NM, between the periods presented:

	Combined	Year Ended December 31, 2007	Increase (Decrease)	Percentage Change
	Year Ended December 31, 2006
	(in thousands, except percentages)
Revenue:
Transponder services, satellite-related services and other	$856,558	$825,187	$(31,371)	(4)%
Revenue from affiliates	102,653	215,010	112,357	NM
Outright sales and sales-type leases	5,895	—	(5,895)	(100)

Total revenue	965,106	1,040,197	75,091	8

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	162,097	148,026	(14,071)	(9)
Cost of outright sales and sales-type leases	(1,943)	—	1,943	(100)
Costs from affiliates	31,711	74,104	42,393	NM
Selling, general and administrative	110,046	123,839	13,793	13
Depreciation and amortization	283,984	302,232	18,248	6
Restructuring and transaction costs	154,513	8,776	(145,737)	(94)
(Gain) loss on undesignated interest rate swaps	(11,409)	11,699	23,108	NM

Total operating expenses	728,999	668,676	(60,323)	(8)

Income from operations	236,107	371,521	135,414	57
Interest expense, net	251,115	257,459	6,344	3
Other income (expense), net	(77)	3,795	3,872	NM

Income (loss) before income taxes	(15,085)	117,857	132,942	NM
Provision for income taxes	14,119	20,822	6,703	47

Net income (loss)	$(29,204)	$97,035	$126,239	NM

Income from Operations

Our income from operations increased by $135.4 million, or 57%, for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. This increase was driven primarily by the decrease in restructuring and transactions costs of $145.7 million due to non-recurring costs incurred in 2006 in connection with the Intelsat Acquisition Transactions, the net increase due to the inclusion of a full year of revenues from affiliates in excess of cost from affiliates under the MISA during 2007 as compared to only six months included during 2006 and favorable impacts as a result of integration savings including reduction in headcount, closure of the former PanAmSat corporate headquarters and lower in-orbit insurance expenses. These net increases in operating income were offset by higher depreciation and amortization of $18.2 million due to the increase in basis of our long-lived fixed assets and amortizable intangibles as a result of the allocation of fair values completed as part of the purchase price allocation, and a change of $23.1 million in the loss (gain) on our undesignated interest rate swaps.

Revenue

The following table sets forth our comparative revenue by service type for the period January 1, 2006 to July 1, 2006, the period July 1, 2006 to December 31, 2006, the combined year ended December 31, 2006 and the year ended December 31, 2007, with the increase (decrease) and percentage change between periods presented:

	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Combined	Year Ended December 31, 2007	Increase (Decrease)	Percentage Change
			Year Ended December 31, 2006
	(in thousands, except percentages)
Transponder services	$378,747	$372,021	$750,768	$739,029	$(11,739)	(2)%
Managed services	39,160	25,078	64,238	49,069	(15,169)	(24)
Mobile satellite services and other	18,957	22,595	41,552	37,089	(4,463)	(11)
Outright sales and sales-type leases	5,895	—	5,895	—	(5,895)	(100)

Subtotal	442,759	419,694	862,453	825,187	(37,266)	(4)
Revenue from affiliates	—	102,653	102,653	215,010	112,357	109

Total	$442,759	$522,347	$965,106	$1,040,197	$75,091	8%

Transponder services, managed services and mobile satellite services and other and outright sales and sales-type leases revenue decreased by $37.3 million, or 4%, to $825.2 million for the year ended December 31, 2007 as compared to the combined year ended December 31, 2006. Revenue for the combined year ended December 31, 2006 included $41.1 million generated by our G2 Satellite Solutions business that was sold to Intelsat General in connection with the Intelsat Acquisitions Transactions. Excluding the transfer of our government business, our revenue increased by $3.8 million primarily due to the following:

•	Transponder services—increased $9.4 million due to increased demand for network services applications, primarily in the Latin America and North American regions; and

•

Managed services—an increase of $8.4 million due to new business and increased demand within network services, including internet related services in the Europe, Middle East and African regions, offset by a decrease of $14.4 million due to reduced occasional use services and other media application service offerings.

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

A reconciliation of net income (loss) to EBITDA for each of the years in the three-year period ended December 31, 2008 is as follows:

	Combined	Year Ended December 31, 2007	Combined
	Year Ended December 31, 2006		Year Ended December 31, 2008
	(in thousands)
Net income (loss)	$(29,204)	$97,035	$(160,885)
Add:
Interest expense, net	251,115	257,459	244,046
Provision for (benefit from) income taxes	14,119	20,822	(97,765)
Depreciation and amortization	283,984	302,232	346,263

EBITDA	$520,014	$677,548	$331,659

Liquidity and Capital Resources

Cash Flow Items

Our cash flows for the three-year period ended December 31, 2008 consisted of the following:

	Predecessor Entity					Successor Entity	Combined
	Period January 1, 2006 to June 30, 2006	Period July 1, 2006 to December 31, 2006	Combined Year Ended December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands)
Net cash provided by operating activities	$250,388	$148,072	$398,460	$489,790	$58,000	$456,139	$514,139
Net cash provided by (used in) investing activities	(133,012)	4,422	(128,590)	(375,983)	(14,484)	(123,728)	(138,212)
Net cash used in financing activities	(170,292)	(83,488)	(253,780)	(175,378)	(14,231)	(362,759)	(376,990)
Net change in cash and cash equivalents	(52,889)	68,965	16,076	(60,248)	29,348	(32,689)	(3,341)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $514.1 million for the combined year ended December 31, 2008 reflected an increase of $24.3 million as compared to the year ended December 31, 2007. The improved cash flows from operating activities resulted from an increase in other long-term liabilities primarily due to an increase in our long-term tax liability owed to our parent company as a result of taxes related to Intelsat’s consolidated U.S filing group, and an increase in deferred revenue primarily due to increased customer payments received in advance of services rendered, largely for satellite-related services. The improvements were partially offset by increased payments to our affiliates related to capacity services and marketing support and lower net income net of non-cash items, primarily due to costs incurred in connection with the New Sponsors Acquisition Transactions.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $237.8 million to $138.2 million for the combined year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was due to lower capital expenditures of $244.1 million associated with fewer satellites under construction during 2008 as compared to 2007, partially offset by a $9.7 million capital contribution to our Horizons Satellite Holdings, LLC joint venture.

Net Cash Used in Financing Activities

Net cash used in financing activities was $377.0 million for the combined year ended December 31, 2008 as compared to net cash used in financing activities of $175.4 million for the year ended December 31, 2007. The increase in cash used in financing activities included repayment of $1.5 billion of long-term debt, dividends paid during the year ended December 31, 2008 of $230.4 million and advances made to our direct parent in the amount of $12.0 million, partially offset by $1.4 billion in proceeds received from refinancing of debt in connection with the New Sponsors Acquisition Transactions and related change of control offers and $66.1 million in borrowings under our senior secured revolving credit facility.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which will result in a significant increase in its interest expense in future periods. See Note 10—Long-Term Debt to our consolidated financial statements for a complete discussion of all of our indebtedness at December 31, 2008.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $15.1 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Intelsat Corp Senior Secured Credit Facility

As of December 31, 2008, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

In connection with the Intelsat Acquisition Transactions, we entered into an amendment to renew and extend our senior secured credit facility on July 3, 2006. Also, on January 19, 2007, we amended our senior secured credit facility to reduce the interest rate on the Term Loan facilities. Interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 1.75% to LIBOR plus 2.00% or the Above Bank Rate (“ABR”) plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended through January 19, 2007.

On January 25, 2008, we entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin (i) on ABR loans that are term loans to a rate of 1.5% per annum, (ii) on LIBOR loans that are term loans to a rate of 2.5% per annum, (iii) on ABR loans that are revolving credit loans or swingline loans to a rate of between 1.5% and 1.875%, and (iv) on LIBOR loans that are revolving credit loans or swingline loans to a rate of between 2.5% and 2.875%;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

In September 2008, we borrowed $66.1 million under the revolver portion of our senior secured credit facilities. We invested the funds in cash equivalents and short-term deposits. We believe that the revolver borrowing was prudent in light of recent disruptions to the credit markets, and reflects our continuing conservative stance with respect to cash management. One of the lenders, representing approximately 12% of the aggregate lender commitments under our revolving credit facilities, equivalent to approximately $20.8 million of the availability as of December 31, 2008, did not provide any funds in response to our September 2008 borrowing request under the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall, but cannot as yet confirm whether we will be successful. We repaid the amounts outstanding under the revolver portion of our senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $172.9 million at such date.

New Sponsors Acquisition Financing

Bridge Loan Credit Agreements

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under the Bridge Loan Credit Agreements. Immediately following the New Sponsors Acquisition and the Intelsat Bermuda Transfer, Intelsat Bermuda assumed the Bridge Loan Agreements as part of the Serafina Assignment.

Credit Facility Amendments

In connection with the New Sponsors Acquisition, we entered into an amendment to our existing credit agreement. See—Intelsat Corp Senior Secured Credit Facility above.

Debt Repayment

On January 15, 2008, we repaid at maturity our $150.0 million 6 3/8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of our senior secured credit facilities. On February 4, 2008, we used the proceeds of our incremental Tranche B-2 Term Loan to repay this $150.0 million revolver borrowing.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the second quarter of 2008, we completed each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of our 9% Senior Notes due 2014; and

•	$575.0 million of our 9% Senior Notes due 2016.

2008 Debt Refinancings

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9 1/4%, and $580.7 million of Senior Notes due 2016, bearing interest at 9 1/4% (collectively, the “New Intelsat Corp Senior Notes”). The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted upwards based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2007 and 2008 was $120.6 million and $119.9 million, respectively.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the Intelsat Corp Amended and Restated Credit Agreement, we must maintain a secured net debt leverage ratio not greater than 4.25 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

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

The following table sets forth a reconciliation of net cash provided by operating activities to net income (loss) to EBITDA to Intelsat Corp Adjusted EBITDA for the periods indicated. All periods presented are in accordance with the Intelsat Corp Amended and Restated Credit Agreement (in thousands):

		Combined (1)
	Year Ended December 31, 2007	Year Ended December 31, 2008
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$489,790	$514,139
Depreciation and amortization	(302,232)	(346,263)
Impairment of asset value	—	(256,000)
Provision for doubtful accounts	(6,560)	391
Foreign currency transaction gain (loss)	1,323	(2,278)
Deferred income taxes	(17,299)	229,370
Loss on disposal of assets	(265)	(339)
Share-based compensation expense	(308)	(61,961)
Amortization of bond discount and issuance costs	(3,377)	(11,433)
Loss on undesignated interest rate swaps	(21,596)	(76,627)
Other non-cash items	(3,359)	(4,917)
Changes in operating assets and liabilities, net of acquired assets and liabilities	(39,082)	(144,967)

Intelsat Corp net income (loss):	97,035	(160,885)

Add:
Interest expense, net	257,459	244,046
Provision for (benefit from) income taxes	20,822	(97,765)
Depreciation and amortization	302,232	346,263

EBITDA	677,548	331,659

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add:
Restructuring and transaction costs (2)	8,776	64,601
Impairment of asset value (3)	—	256,000
Loss on undesignated interest rate swaps (4)	11,699	94,882
Non-recurring and other non-cash items (5)	12,637	25,748

Intelsat Corp Adjusted EBITDA	$710,660	$772,890

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the year ended December 31, 2008 have been presented separately for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to December 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to December 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects restructuring costs incurred in connection with the Intelsat Acquisition Transactions and transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Represents the non-cash impairment charges recorded in 2008 to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142 (see Critical Accounting Policies—Asset Impairment Assessments).
(4)	Represents the changes in the fair value of the undesignated interest rate swaps, which are recognized in operating income.

(5)	Reflects certain non-recurring gains and losses (principally costs incurred in connection with the Intelsat Acquisition Transactions and the New Sponsors Acquisition) and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts which are excluded from Intelsat Corp Adjusted EBITDA by definition.

Funding Sources and Uses

We are a highly leveraged company. We currently expect to use cash on hand, cash flows from operations, availability under our senior secured credit facility and intercompany borrowings, if necessary, to fund our most significant cash outlays including debt service requirements and capital expenditures, in the next twelve months.

No amounts were outstanding under our revolving credit facility as of December 31, 2008; however, $2.1 million in letters of credit were issued and outstanding under the facility. Availability under our revolving credit facility was $172.9 million at December 31, 2008. One of the lenders, representing approximately 12% of the aggregate lender commitments under our revolving credit facilities, equivalent to approximately $20.8 million of the availability as of December 31, 2008, did not provide any funds in response to our September 2008 borrowing request under the revolving credit facilities. We are currently pursuing various alternatives with other potential lenders to obtain commitments to fill this availability shortfall, but cannot as yet confirm whether we will be successful. We repaid the amounts outstanding under the revolver portion of our senior secured credit facilities in full on December 29, 2008. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facility and our amended and restated senior secured credit facility, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2004 through 2008.

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures
	(in thousands)
2004	$134,499	$156,306
2005	185,761	203,183
2006	163,973	182,786
2007	351,559	378,607
2008	110,781	134,507

Total	$946,573	$1,055,389

Payments for satellites and other property and equipment also exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses. We launched one satellite in 2008 and plan to launch one satellite in 2009.

We expect our 2009 total capital expenditures to range from approximately $215.0 million to $235.0 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, intercompany borrowings and borrowings under the revolving facilities of the senior secured credit facility.

Currency and Exchange Rates

See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 (“Horizons–2”). The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. As of December 31, 2008, the total joint investment in Horizons-2 is expected to be $166.6 million, of which each of the joint venture partners was required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying condensed consolidated statements of operations and was income of $0.3 million for the successor period February 1, 2008 to December 31, 2008. As of December 31, 2008, the investment balance of $79.2 million was included within other assets in the accompanying consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $9.7 million during the combined year ended December 31, 2008. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded a liability of $12.2 million within accrued liabilities and $61.0 million within other long-term liabilities as of December 31, 2008 in the accompanying consolidated balance sheets as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2008 and the expected year of payment:

	Payments due by year
Contractual Obligations (1)	2009	2010	2011	2012	2013	2014 and thereafter		Other	Total
	(in thousands)
Long-Term debt obligations
Intelsat Corp Notes and Credit Facilities—principal payment	$89,051	$89,051	$91,275	$77,929	$17,869	$3,026,779		$—	$3,391,954
Intelsat Corp Notes and Credit Facilities—interest payment (2)	202,231	198,736	195,217	191,157	188,947	334,792		—	1,311,080
Operating lease obligations	2,596	2,395	1,496	603	144	(85	)(6)	—	7,149
Purchase obligations (3)	55,514	8,643	4,569	3,183	2,507	19,128		—	93,544
Other long-term liabilities (including interest) (4)	41,979	34,815	30,608	29,826	28,292	88,225		—	253,745
Income tax contingencies (5)	—	—	—	—	—	—		51,266	51,266

Total contractual obligations	$391,371	$333,640	$323,165	$302,698	$237,759	$3,468,839		$51,266	$5,108,738

(1)	Obligations related to our pension and postretirement medical benefit obligations are excluded from the table. See Note 5—Retirement Pans and Other Retiree Benefits in our consolidated financial statements included elsewhere in this Annual Report.
(2)	Represents estimated interest payments to be made on our fixed and variable rate debt and incentive obligations and fees owed in connection with our senior secured credit facility and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(3)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to our IS-14 satellite which is currently under construction, vendor contracts and customer commitments.
(4)	Includes satellite performance incentive obligations (and interest thereon), performance payments which were part of the aggregate purchase price of a satellite we acquired in 2005 (and interest thereon) and Horizons contribution obligation. Also, excludes future commitments related to our interest rate swaps.
(5)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See Note 12—Income Taxes to our consolidated financial statements elsewhere in this Annual Report for further discussion of income tax contingencies.
(6)	In 2014 and thereafter, the total of our sublease income on leased facilities exceeds our operating lease commitments.

Satellite Construction and Launch Obligations

As of December 31, 2008, we had approximately $62.9 million of expenditures remaining under existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2008, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched. See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements for information regarding our contribution obligation for Horizons-2.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut. These leases contain escalation provisions for increases. As of December 31, 2008, minimum annual rentals of all leases (net of subleases totaling $6.9 million) totaled approximately $7.1 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2008, we had commitments under these customer and vendor contracts which totaled approximately $30.6 million related to the provision of equipment, services and other support.

Other

Boeing Satellite Systems, Inc., has security interests in certain transponders on our IS-2, IS-3, IS-4 and IS-5 satellites to secure incentive payments we owe pursuant to satellite construction contracts.

Satellite Health and Technology

See Item 1—Business—Satellite Health and Technology for details on anomalies of our satellites.

General Satellite Risk Management

See Item 1—Business—Our Network—Capacity Sparing and Backup and General Satellite Risk Management for details on our satellite risk management strategy.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, income taxes, asset impairments and fair value measurements. There were no accounting policies adopted during 2007 or 2008 that had a material effect on our financial condition or results of operations. Certain of our accounting policies were changed in 2006 to conform to Intelsat’s current accounting policies, the most significant of which relates to the change in accounting for sales-type leases, as discussed above.

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

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired as part of the New Sponsors Acquisition were recorded based on their fair value as of as of the date of acquisition, and are reflected as such in our December 31, 2008 consolidated balance sheets, excluding satellites under construction at the time of the acquisition, which were reflected at historical cost which we believe approximates fair value. Satellites and other property and equipment purchased following the New Sponsors Acquisition are stated at cost. In our December 31, 2007 balance sheet, satellites and other property and equipment acquired as part of the Intelsat Acquisition Transactions were based on their fair value as of July 3, 2006, the date of the Intelsat Acquisition Transactions. Historical cost consists primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 16 years as of December 31, 2008. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See—Asset Impairment Assessments for further discussion.

Business Combinations

Our business combinations are accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. SFAS No. 142 requires companies to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

SFAS No. 142 Assumptions and Approach Used. We follow a two-step process to evaluate if a potential impairment exists to our recorded amounts of goodwill. The first step of the process is to compare the reporting unit’s fair value to its carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires the Company to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the goodwill exceeds the implied fair value, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from our five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2008, did not result in an impairment of our goodwill.

SFAS No. 142 Sensitivity Analysis. In estimating the undiscounted cash flows, we primarily used our internally prepared budgets and forecast information. The key assumptions included in our model were projected growth rates, cost of capital, effective tax rates and tax amortization periods, technology life cycle, industry and economic trends and weighted average cost of capital. A change in the estimated future cash flows could change our estimated fair values and result in future impairments.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2008 was not impaired.

SFAS No. 142 Sensitivity Analysis. The key assumptions used in our model to fair value the Intelsat trade name included the tax rate and discount rate. A change in the estimated tax rates or discount rate could result in future impairments.

Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations— i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the ITU, a sub-organization of the United Nations. Intelsat will continue to have rights to operate at its orbital locations so long as it maintains its authorizations to do so. See Item 1—Business—Regulation and Risk Factors—Risk Factors Relating to Regulation.

SFAS No. 142 Assumptions and Approach Used. We determined the estimated fair value of our rights to operate at orbital locations using the build up method, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up approach, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes from scratch. Thus the buyer/builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets. Our analysis, which was completed in the fourth quarter of 2008, led to the recording of a non-cash impairment charge of $256.0 million.

SFAS No. 142 Sensitivity Analysis. The key assumptions used in estimating the fair values of our rights to operate at orbital locations included: market penetration leading to revenue growth, profit margin, duration and profile of the build up period, estimated start-up costs and losses incurred during the build up period and weighted average cost of capital.

Long-Lived and Amortizable Intangible Assets. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred using the guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

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

SFAS No. 144 Assumptions and Approach Used. During the second quarter of 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. Intelsat recorded a non-cash impairment charge of $63.6 million to write down the uninsured Galaxy 26 satellite to its estimated fair value following the anomaly. In order to estimate the fair value of the Galaxy 26 satellite, Intelsat used a discounted cash flows analysis.

SFAS No. 144 Sensitivity Analysis. In estimating the discounted cash flows for the Galaxy 26 satellite, Intelsat primarily used its internally prepared budgets and forecast information. The cash flows were discounted at an appropriate weighted average cost of capital. A change in the estimated future cash flows could change Intelsat’s estimated fair value resulting in additional impairment.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS No. 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

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

Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the SFAS No. 157 hierarchy framework. We determined the inputs of our non-publicly traded instruments to be within Level 2 of the SFAS No. 157 hierarchy framework.

On January 1, 2008, we prospectively adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2007 and 2008, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As described more fully in Note 5—Retirement Plans and Other Retiree Benefits to our consolidated financial statements, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141(R) upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. Effective January 1, 2009, we adopted SFAS No. 160. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. FAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). Additionally, FSP No. FAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”), which provides guidance on an employer’s disclosures of the plan assets of a defined benefit pension plan or other postretirement plans. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information about how investment allocation decisions are made, about major categories of plan assets, including concentration of risk and fair value measurements, and about the fair value techniques used to measure plan assets. The disclosure requirements of FSP No. FAS 132(R)-1 will be effective for us as of December 31, 2009.

Related Party Transactions

See Item 13—Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risks which we seek to minimize through credit support agreements and the review and monitoring of counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes.

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

Approximately 40%, or $1.4 billion, of our debt as of December 31, 2008 was fixed-rate debt, excluding our undesignated interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2008, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On December 31, 2008, the rate we would pay averaged 4.0% and the rate we would receive averaged 2.0%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with SFAS No. 133, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap asset would decrease to a liability of approximately $170.9 million and the fair value of the options would increase to an asset of approximately $32.0 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $0.1 million on our consolidated statements of operations and cash flows as of December 31, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For each of the years ended December 31, 2006, 2007 and 2008, our Brazilian customers represented approximately 3%, 3% and 2.6% of our transponder services, satellite services and other revenue respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

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

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2008. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of the our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Affiliates

Following the consummation of the Intelsat Acquisition Transactions, Intelsat General acquired our subsidiary, G2 Satellite Solutions, which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into Intelsat General, with Intelsat General continuing as the surviving entity. As a result of the sale of G2 Satellite Solutions, its results of operations for the successor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007 and the combined year ended December 31, 2008 were excluded from our consolidated financial statements. As noted below, in accordance with the MISA, Intelsat General continues to purchase satellite capacity from us.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement, dated as of July 3, 2006, between IGSC and Intelsat Corp. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized and were treated as a distribution to our parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, following the Intelsat Acquisition Transactions, including PanAmSat Holdco and Intelsat Corp, entered into the MISA pursuant to which these entities provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded revenue of $25.5 million, $78.4 million, $6.9 million and $104.6 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded revenue of $77.2 million, $136.6 million, $44.1 million and $128.2 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recognized $0.8 million, $15.6 million, $2.3 million and $49.1 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recognized $30.9 million, $58.5 million, $4.6 million and $45.4 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2007 and 2008, we had a net payable of $25.3 million to, and a net receivable of $116.6 million from, subsidiaries of Intelsat Holdings, respectively.

Related Party Services

In February 2007, due to the delayed launch of the IS-11 satellite, we converted an option for a contingent replacement satellite into a firm construction contract for the IS-11GS, a ground spare satellite that was to be used to accelerate the replacement cycle for the IS-11 satellite in the event of an unsuccessful launch. In October 2007, we launched the IS-11 satellite and successfully completed in-orbit testing in November 2007. In November 2007, we reached an agreement to sell capacity on this satellite to two Latin American DTH operators, subject to continued operation of the IS-11 satellite. We resumed construction of the IS-11GS satellite and currently plan to launch the satellite, now known as IS-16, in the second half of 2009. Also, in November 2007, we assigned our rights and obligations associated with the IS-16 satellite to Intelsat LLC, a wholly-owned subsidiary of our indirect parent, Intelsat Ltd., for consideration of $34.3 million.

SCAs and Restricted Shares

In connection with the closing of the New Sponsors Acquisition Transactions, Mr. Frownfelter received (prior to the effect of any applicable federal or state or local taxes) $2,582,486, in exchange for the cancellation of the rollover SCAs he received as part of a rollover of stock options of PanAmSat Holdco he previously held; and Messrs. Frownfelter, Spengler and Guillemin and Ms. Beier received (prior to the effect of any applicable federal or state or local taxes) $10,326,092, $6,847,952, $1,283,971 and $614,629, respectively, cash payments in exchange for the cancellation of other SCAs or purchase of their Intelsat Holdings restricted shares.

Sponsor and Executive Investments

During the second quarter of 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million principal amount of Intelsat Bermuda’s 11 1/4% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million principal amount of the 2017 Bermuda Senior Notes.

During the third quarter of 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million principal amount of the 2017 Bermuda Senior Notes and $650.0 million principal amount of Intelsat Bermuda’s 11.5%/12.5% Senior PIK Election Notes due 2017. Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

Horizons

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.

Review and Approval of Related Party Transactions

We and our indirect parent, Intelsat, review all relationships and transactions in which we and our board of directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Annual Report on Form 10-K. The audit committee charter of Intelsat also provides for the review of related party transactions by Intelsat’s audit committee.

In addition, we and our board of directors follow the requirements set forth in the transactions with affiliates covenant contained in our indentures and credit agreement. In summary, these agreements provide that we will not, and we will not permit any of our restricted subsidiaries to, directly or indirectly, make any payment to, or sell, lease, transfer or otherwise dispose of any of our properties or assets to, or purchase any property or assets from, or enter into or make or amend any transaction or series of transactions, contract, agreement, understanding, loan, advance or guarantee with or for the benefit of, any affiliate (as defined in the agreements) involving aggregate consideration in excess of specified thresholds, unless we determine that the terms of such transaction are not materially less favorable to such company than those that could have been obtained in a comparable transaction by such company with an unrelated person and that the terms of such transaction are substantially as favorable to such company as it would obtain in a comparable arm’s-length transaction with a person that is not an affiliate, subject to certain exceptions specified in such agreements. Copies of our indentures and credit agreement are on file with the SEC as exhibits to our periodic filings.

Director Independence

We are a privately held corporation. Under current rules of public trading markets, such as the NASDAQ and the New York Stock Exchange, none of our directors would be deemed to be “independent,” as each of them is either associated with the New Sponsors or is a member of our management.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Our audit fees for 2007 and 2008 were $1.6 million and $2.2 million, respectively.

Audit-Related Fees

Our audit-related fees for 2008 were $0.2 million, which included fees related to review of offering memoranda prepared in connection with the refinancing of our debt. There were no audit-related fees during 2007.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the Intelsat audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat Corp, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2008 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and 2008 (Successor Entity)	F-3

Consolidated Statements of Operations for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

By:	/s/ DAVID MCGLADE
David McGlade Chairman, Chief Executive Officer and Director

Date: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MCGLADE David McGlade	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2009

/s/ MICHAEL MCDONNELL Michael McDonnell	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 18, 2009

/s/ ANITA BEIER Anita Beier	Senior Vice President, Controller and Director (Principal Accounting Officer)	March 18, 2009

/s/ PHILLIP SPECTOR Phillip Spector	Executive Vice President, General Counsel and Director	March 18, 2009

/s/ STEPHEN SPENGLER Stephen Spengler	Executive Vice President, Sales & Marketing and Director	March 18, 2009

/s/ PATRICIA CASEY Patricia Casey	Senior Vice President, Deputy General Counsel, Secretary and Director	March 18, 2009

Intelsat Corporation

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (Predecessor Entity) and 2008 (Successor Entity)	F-3

Consolidated Statements of Operations for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss) for the Period January 1, 2006 to July 1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Period January 1, 2006 to July  1, 2006 (Predecessor Entity), the Period July 1, 2006 to December 31, 2006 (Predecessor Entity), the year ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January  31, 2008 (Predecessor Entity) and the Period February 1, 2008 to December 31, 2008 (Successor Entity)

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Intelsat Corporation

We have audited the consolidated financial statements of Intelsat Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat Corporation and subsidiaries as of December 31, 2007 (predecessor entity) and 2008 (successor entity), and the results of their operations and their cash flows for the period January 1, 2006 to July 1, 2006 (predecessor entity), the period July 1, 2006 to December 31, 2006 (predecessor entity), the year ended December 31, 2007 (predecessor entity), the period January 1, 2008 to January 31, 2008 (predecessor entity) and the period February 1, 2008 to December 31, 2008 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

McLean, Virginia

March 18, 2009

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$81,773	$52,259
Receivables, net of allowance of $9,806 in 2007 and $5,647 in 2008	64,640	45,528
Due from affiliates	—	116,574
Deferred income taxes	32,877	40,562
Prepaid expenses and other current assets	26,407	33,812

Total current assets	205,697	288,735
Satellites and other property and equipment, net	1,918,002	2,452,885
Goodwill	3,734,649	3,340,169
Non-amortizable intangible assets	1,116,600	797,070
Amortizable intangible assets, net	267,640	544,625
Deferred charges and other assets, net	186,520	272,644

Total assets	$7,429,108	$7,696,128

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,412	$49,165
Taxes payable	611	2,190
Due to affiliates	25,283	—
Employee related liabilities	38,818	36,893
Customer advances for satellite construction	30,610	—
Accrued interest payable	45,150	64,063
Current portion of long-term debt	60,840	89,051
Deferred satellite performance incentives	20,568	17,508
Deferred gains and revenue	29,498	52,554

Total current liabilities	310,790	311,424
Long-term debt, net of current portion	3,386,402	3,264,970
Deferred satellite performance incentives, net of current portion	100,013	102,350
Deferred revenue, net of current portion	19,216	29,468
Deferred income taxes	515,806	589,250
Accrued retirement benefits	17,492	167,960
Deferred credits and other long-term liabilities	135,864	390,701

Commitments and contingencies (see Note 14 and 15)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2007 and 2008	—	—
Paid-in capital	2,902,753	3,119,809
Retained earnings (accumulated deficit)	34,964	(206,798)
Accumulated other comprehensive income (loss)	5,808	(73,006)

Total shareholder’s equity	2,943,525	2,840,005

Total liabilities and shareholder’s equity	$7,429,108	$7,696,128

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Predecessor Entity			Successor Entity
	Period January 1, 2006 to July 1, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Revenue:
Transponder services, satellite-related services and other	$436,864	$419,694	$825,187	$71,026	$763,855
Revenue from affiliates	—	102,653	215,010	51,021	232,838
Outright sales and sales-type leases	5,895	—	—	—	—

Total revenue	442,759	522,347	1,040,197	122,047	996,693

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,977	91,120	148,026	11,152	153,218
Cost of outright sales and sales-type leases	(1,943)	—	—	—	—
Costs from affiliates	—	31,711	74,104	6,858	94,499
Selling, general and administrative	38,604	71,442	123,839	12,117	99,636
Depreciation and amortization	138,655	145,329	302,232	26,851	319,412
Restructuring and transaction costs	145,186	9,327	8,776	62,675	1,926
Impairment of asset value	—	—	—	—	256,000
(Gain) loss on undesignated interest rate swaps	(23,140)	11,731	11,699	11,431	83,451

Total operating expenses	368,339	360,660	668,676	131,084	1,008,142

Income (loss) from operations	74,420	161,687	371,521	(9,037)	(11,449)
Interest expense, net	107,601	143,514	257,459	21,224	222,822
Other income (expense), net	(2,108)	2,031	3,795	169	5,713

Income (loss) before income taxes	(35,289)	20,204	117,857	(30,092)	(228,558)
Provision for (benefit from) income taxes	8,007	6,112	20,822	(10,702)	(87,063)

Net income (loss)	$(43,296)	$14,092	$97,035	$(19,390)	$(141,495)

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Other Shareholder’s Equity	Total Shareholder’s Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Prior predecessor entity
Balance, January 1, 2006	548	$—	$803,545	$512,500	$(97)	$(3,418)	$1,312,530
Net loss for period January 1, 2006 to July 1, 2006	—	—	—	(43,296)	—	—	(43,296)	$(43,296)

Dividends to shareholder	—	—	—	(135,016)	—	—	(135,016)
Foreign currency translation adjustment	—	—	—	—	621	—	621	621
Amortization of unrealized gain on interest rate hedge	—	—	—	—	158	—	158	158
Cashing out of stock options and deferred stock units	—	—	92,178	—	—	—	92,178

Total comprehensive loss								$(42,517)

Balance, July 1, 2006 (prior to Intelsat Acquisition Transactions)	548	$—	$895,723	$334,188	$682	$(3,418)	$1,227,175

Intelsat Acquisition Transactions and adjustments	—	$—	$2,631,473	$(334,188)	$(682)	$3,418	$2,300,021

Predecessor entity
Balance, July 1, 2006	548	$—	$3,527,196	$—	$—	$—	$3,527,196
Net income for period July 1, 2006 to December 31, 2006	—	—	—	14,092	—	—	14,092	$14,092
Dividends to shareholder	—	—	(603,780)	(14,092)	—	—	(617,872)
Liabilities assumed by parent	—	—	11	—	—	—	11
Distributions to parent related to employee transfer	—	—	(14,761)	—	—	—	(14,761)
Other comprehensive income	—	—	—	—	111	—	111	111

Total comprehensive income								$14,203

Balance, December 31, 2006	548	$—	$2,908,666	$—	$111	$—	$2,908,777

Cumulative effect of adoption of FIN 48	—	—	—	3,253	—	—	3,253
Net income	—	—	—	97,035	—	—	97,035	$97,035
Dividends to shareholder	—	—	—	(65,324)	—	—	(65,324)
Distributions to parent related to employee transfer	—	—	(7,295)	—	—	—	(7,295)
Other equity adjustment	—	—	1,074	—	—	—	1,074
Minimum pension liability, net of tax of ($1.1) million	—	—	—	—	(1,870)	—	(1,870)	(1,870)
Adjustment to initially apply SFAS No. 158, net of tax of $4.2 million	—	—	—	—	7,512	—	7,512
Liabilities assumed by parent	—	—	308	—	—	—	308
Other comprehensive income	—	—	—	—	55	—	55	55

Total comprehensive income								$95,220

Balance, December 31, 2007	548	$—	$2,902,753	$34,964	$5,808	$—	$2,943,525

Adjustment to apply SFAS No. 158, net of tax of $0.1 million	—	—	—	237	—	—	237
Net loss for period January 1, 2008 to January 31, 2008	—	—	—	(19,390)	—	—	(19,390)	$(19,390)
Liabilities assumed by parent	—	—	61,844	—	—	—	61,844
Other comprehensive loss	—	—	—	—	(293)	—	(293)	(293)

Total comprehensive loss								$(19,683)

Balance, January 31, 2008 (prior to Intelsat Acquisition Transactions)	548	$—	$2,964,597	$15,811	$5,515	$—	$2,985,923

Intelsat Acquisition Transactions	—	$—	$281,968	$(15,811)	$(5,515)	$—	$260,642

Successor entity
Balance, February 1, 2008	548	$—	$3,246,565	$—	$—	$—	$3,246,565
Net loss for period February 1, 2008 to December 31, 2008	—	—	—	(141,495)	—	—	(141,495)	$(141,495)
Dividends to shareholder	—	—	(177,555)	(65,303)	—	—	(242,858)
Distributions from parent related to employee transfer, net of tax of ($29.5) million	—	—	50,682	—	—	—	50,682
Liabilities assumed by parent	—	—	117	—	—	—	117
Postretirement/pension liability adjustment, net of tax of ($41.0) million	—	—	—	—	(70,385)	—	(70,385)	(70,385)
Other comprehensive loss, net of tax of ($1.6) million	—	—	—	—	(2,621)	—	(2,621)	(2,621)

Total comprehensive loss								$(214,501)

Balance, December 31, 2008	548	$—	$3,119,809	$(206,798)	$(73,006)	$—	$2,840,005

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity				Successor Entity
	Period January 1, 2006 to June 30, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(43,296)	$14,092	$97,035	$(19,390)	$(141,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,655	145,329	302,232	26,851	319,412
Impairment of asset value	—	—	—	—	256,000
Provision for doubtful accounts	(1,903)	1,846	6,560	4,458	(4,849)
Foreign currency transaction (gain) loss	(27)	41	(1,323)	(63)	2,341
Deferred income taxes	5,860	7,514	17,299	(27,756)	(201,614)
Loss on disposal of assets	3,316	—	265	—	339
Share-based compensation expense	—	11	308	61,844	117
Amortization of bond discount and issuance costs	10,741	4,692	3,377	156	11,277
(Gain) loss on undesignated interest rate swaps	(20,647)	16,778	21,596	11,748	64,879
Restructuring and transaction costs	93,715	—	—	—	—
Reversal of sales-type lease liabilities	(1,943)	—	—	—	—
Other non-cash items	(350)	30	3,359	113	4,804
Changes in operating assets and liabilities:
Collections on investments in sales-type leases	8,761	—	—	—	—
Receivables	(20,722)	5,035	(5,651)	(6,325)	23,392
Tax indemnification receivable	248	224	—	—	—
Prepaid expenses and other assets	2,087	11,648	(8,296)	(14,586)	(23,277)
Accounts payable and accrued liabilities	43,075	2,982	(28,645)	12,524	(4,283)
Income taxes payable	685	1,856	181	—	—
Employee related liabilities	11,392	21,193	(15,748)	—	—
Due to (from) affiliates	896	(51,392)	111,256	(28,453)	(4,423)
Accrued retirement benefits	—	(6,011)	(5,489)	(72)	(34)
Deferred gains and revenue	11,505	(6,467)	7,614	17,075	15,354
Other long-term liabilities	8,340	(21,329)	(16,140)	19,876	138,199

Net cash provided by operating activities	250,388	148,072	489,790	58,000	456,139

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(129,265)	(53,521)	(378,607)	(14,484)	(120,023)
Capital contributions to unconsolidated affiliates	—	—	—	—	(9,659)
Other investing activities	1,796	1,394	2,624	—	5,954
Acquisitions, net of cash acquired	(5,543)	56,549	—	—	—

Net cash provided by (used in) investing activities	(133,012)	4,422	(375,983)	(14,484)	(123,728)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	575,000	—	—	1,238,839
Repayments of long-term debt	(8,300)	(180)	(53,132)	(162,985)	(1,278,695)
Repayment of revolving credit facility	—	—	—	—	(66,101)
Proceeds from revolving credit facility	—	—	—	150,000	66,101
Debt issuance costs	—	(28,602)	(2,172)	—	(18,001)
Dividends to shareholder	(186,481)	(617,872)	(65,324)	—	(230,414)
Advances to affiliates	—	—	—	—	(12,000)
Funding of capital expenditures by customer	30,172	856	—	—	—
Repayments of funding of capital expenditures by customer	—	(6,260)	(41,282)	—	(30,862)
Payment of premium on early retirement of debt	—	—	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(5,683)	(6,430)	(13,468)	(1,246)	(19,360)

Net cash used in financing activities	(170,292)	(83,488)	(175,378)	(14,231)	(362,759)

Effect of exchange rate changes on cash and cash equivalents	27	(41)	1,323	63	(2,341)

Net change in cash and cash equivalents	(52,889)	68,965	(60,248)	29,348	(32,689)
Cash and cash equivalents, beginning of period	125,945	73,056	142,021	81,773	84,948

Cash and cash equivalents, end of period	$73,056	$142,021	$81,773	$111,121	$52,259

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$99,496	$102,777	$269,909	$19,225	$189,630
Income taxes paid (refunded), net	(1,766)	2,189	8,401	379	3,196
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$—	$14,585	$19,100	$—	$11,375
Accrued capital expenditures	10,805	31,767	12,083	4,898	6,165

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Background of Company and Basis of Presentation

Intelsat Corporation (“Intelsat Corp”, “we”, “us” or “our”), formerly known as PanAmSat Corporation, is a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 25 satellites currently in-orbit. We provide transponder capacity to customers on Company-owned and operated satellites, and deliver third-party entertainment and information to cable television systems, television broadcasters, direct-to-home (“DTH”), television operators, Internet service providers (“ISPs”), telecommunications companies, governments and other corporations. We also provide satellite services and related technical support for live transmissions for news and special events coverage. In addition, we provide satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone. In addition, we provide various satellite-related consulting and technical services to third parties. We are a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), which in turn is an indirect wholly-owned subsidiary of Intelsat, Ltd. (“Intelsat”).

With 25 satellites currently in orbit, including one backup satellite, we, together with Intelsat, Ltd., have one of the world’s largest commercial geostationary earth orbit satellite networks. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers and also to provide such services outside of the U.S. to support the remainder of our worldwide satellite fleet.

On July 3, 2006, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”) completed the acquisition of PanAmSat Holdco pursuant to a merger agreement entered into on August 28, 2005 (the “Intelsat Merger Agreement”). In accordance with the Intelsat Merger Agreement, Intelsat Bermuda acquired all of the outstanding equity interest in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate, plus a pro rata share of undeclared regular quarterly dividends. Each share of common stock of PanAmSat Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Upon completion of the merger ( the “Intelsat Merger Transaction”), PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco, and the common stock of PanAmSat Holdco was de-listed from the New York Stock Exchange.

In connection with the acquisition, PanAmSat Corp issued an aggregate principal amount of $575.0 million of 9% Senior Notes due 2016 (“Intelsat Corp 2016 Senior Notes”). In addition, PanAmSat Corp amended and restated its existing senior secured credit facility. We refer to these transactions and the Intelsat Merger Transaction collectively as the Intelsat Acquisition Transactions. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions, See—Note 10—Long-Term Debt.

As a result of the Intelsat Acquisition Transactions, certain of our accounting policies were changed to conform to Intelsat, Ltd.’s current accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s current accounting polices as service contracts did have, and is expected to have, a significant impact on our consolidated financial statements.

Following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of Intelsat Global Service Corporation (“IGSC”), an indirect subsidiary of Intelsat Bermuda, were transferred to us pursuant to an employee transfer agreement. As the transaction occurred between entities under common control,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized and were treated as a distribution to PanAmSat Holdco. In addition, substantially all of the Intelsat entities, including PanAmSat Holdco and us, have entered into a master inter-company services agreement (the “MISA”).

The employee transfer and the effects of the MISA have had, and are expected to have, a significant impact on our consolidated financial statements.

Although the effective date of the Intelsat Acquisition Transactions was July 3, 2006, due to the immateriality of the results of operations for the period between July 1, 2006 and July 3, 2006, we have accounted for the Intelsat Acquisition Transactions as if they had occurred on July 1, 2006, except for acquisition transactions costs which are recorded within the predecessor period of January 1, 2006 to July 1, 2006. See Note 3(b)—Acquisitions—Intelsat Acquisition Transactions.

On February 4, 2008, Serafina Acquisition Limited (“Serafina”), completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd. (“Intelsat Holdings”) for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition.

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if they had occurred on February 1, 2008, except for acquisition transactions costs which are recorded within the predecessor period of January 1, 2008 to January 31, 2008. See Note 3(a)—Acquisitions—New Sponsors Acquisition for further discussion of the New Sponsors Acquisition Transactions.

Our consolidated financial statements reflect the financial statements of Intelsat Corp and its subsidiaries on a consolidated basis. The consolidated financial statements presented for the period January 1, 2006 to July 1, 2006 represent the “predecessor” entity prior to the Intelsat Acquisition Transaction. The consolidated financial statements for the period July 1, 2006 to December 31, 2006, the year ended December 31, 2007 and the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity prior to the New Sponsors Acquisition Transactions. The period February 1, 2008 to December 31, 2008 represents the “successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entities are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity.

Note 2    Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Intelsat Corp and all of our wholly-owned subsidiaries. Investments where we exercise significant influence but do not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in acquisitions, the allowance for doubtful accounts, liabilities related to pension and postretirement benefits, the fair value of the interest rate swaps, income taxes, useful lives of satellites and other property and equipment and to recoverability of goodwill and other intangible assets. Changes in estimates may affect amounts reported in future periods.

(c) Revenue Recognition

We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to customers and from services provided to affiliates. We enter into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, usage of earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. Our revenue recognition policies by product or service offering are as follows:

Satellite Utilization Charge. We generally recognize revenues on a straight-line basis over the term of the related customer contract unless collectability is not reasonably assured. Revenues from occasional use services are recognized ratably as the services are performed. We have certain obligations, including providing spare or substitute capacity if available, in the event of satellite service failure under certain long-term agreements. Except for certain deposits, we are not obligated to refund satellite utilization payments previously made.

Satellite Related Consulting and Technical Service. Revenues earned from the provision of consulting services by employee specialists are typically recognized on a monthly basis as those services are performed. Consulting services, which call for services with specific deliverables, such as Transfer Orbit Support Services or training programs, are typically recognized upon the completion of those services. Revenue from the provision of market research materials is recognized on a monthly basis as those services are performed.

Tracking, Telemetry and Control (“TT&C”). We earn TT&C services revenue from providing operational services to other satellite owners and for certain customers on our satellites. The TT&C services performed for other satellite operators are performed by our consulting/technical services group. TT&C agreements entered into in connection with our satellite utilization contracts are typically for the period of the related service agreement. We also earn revenue for TT&C services in relation to our satellite utilization agreements with customers. Fees for such services are either included in the customers’ utilization charges or billed separately.

In-Orbit Backup Services and Equipment Sale. We provide back-up transponder capacity that is held on reserve for certain customers on agreed upon terms. We recognize revenues for in-orbit protection services ratably over the term of the related agreement. We also record revenue related to equipment sales, which represents equipment purchased, constructed or developed on behalf of our customers. We recognize revenue related to these equipment sales upon transfer to the customer of title to the equipment.

Revenue Share Arrangements. We recognize revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, depending on the nature of the specific contractual relationship.

Construction Program Management. Construction program management arrangements that extend beyond one year are accounted for consistent with the American Institute of Certified Public Accountants’ Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Production- Type Contracts. We generally record long-term, fixed price, development and production contracts utilizing the percentage of completion method as the basis to measure progress towards completion of the contract and for recognizing revenues. Progress towards contract completion is measured when achieving performance milestones or using the cost-to-cost method.

We may sell these services individually or in some combination to our customers. When these products and services are sold together, we account for the multiple elements under EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, we allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. We recognize revenue for delivered elements having stand-alone value when we have objective and reliable evidence of fair value for each undelivered element. When we determine that the delivered element does not have stand-alone value, or when the fair value cannot be reasonably estimated for the undelivered element, the revenue is deferred and recognized over the period the services are performed, or until fair value can objectively be determined for any undelivered elements.

(d) Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the SFAS No. 157 hierarchy framework. We determined the inputs of our non-publicly traded instruments to be within Level 2 of the SFAS No. 157 hierarchy framework.

On January 1, 2008, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We account for our investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All investments have been classified as available-for-sale

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities as of December 31, 2007 and 2008, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations.

We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the SFAS No. 157 hierarchy framework. The fair value of our marketable securities as of December 31, 2007 and 2008 was $10.9 million and $7.1 million, respectively.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both our counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy (see Note 11—Derivative Instruments and Hedging Activities).

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less and generally consist of time deposits with banks and money market funds. The carrying amount of these investments approximates market value.

(f) Receivables and Concentration of Credit Risk

We provide satellite services and extend credit to numerous customers in the satellite communication, telecommunications and video markets. To the extent that the credit quality of customers deteriorates, we may have exposure to credit losses. Management monitors its exposure to credit losses and maintains allowances for anticipated losses. Management believes it has adequate customer collateral and reserves to cover its exposure.

Our allowance for doubtful accounts is determined through an evaluation of the aging of our accounts receivable, and considers such factors as the likelihood of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment, such as political and economic conditions in the country in which the customer is located. When we have determined that the collection of payments for satellite utilization or managed services is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time as collection is believed to be reasonably assured or the payment is received. If our estimate of the likelihood of collection differs from actual results, we may experience lower revenue or an increase in our provision for doubtful accounts.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Years
Buildings and improvements	10-40
Satellites and related costs	11-17
Ground segment equipment and software	4-15
Furniture and fixtures and computer hardware	4-12
Leasehold improvements	2-12

(h) Business Combinations

We account for business combinations in accordance with the provisions set forth in SFAS No. 141, Business Combinations (“SFAS No. 141”), whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination (“EITF 93-7”). These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

(i) Goodwill and Other Intangible Assets

Goodwill. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value. We completed our annual

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill impairment test as of December 31, 2008 and determined that there were no impairment charges as of that date. See Note 9 – Goodwill and Other Intangible Assets.

Other Intangible Assets. Intangible assets arising from business combinations are initially recorded at fair value. Other intangible assets not arising from business combinations are initially recorded at cost. Intangible assets with determinable lives consist of backlog, customer relationships, and technologies and are amortized based on the expected pattern of consumption. We review other intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of those assets may not be recoverable. See Note 9—Goodwill and Other Intangible Assets for additional detail regarding an impairment recorded to our orbital locations for 2008.

(j) Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and acquired intangible assets with estimable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

•	satellite anomalies, such as a partial or full loss of power;

•	under-performance of an asset as compared to expectations; and

•	shortened useful lives due to changes in the way an asset is used or expected to be used.

The recoverability of an asset to be held and used is determined by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(k) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The provision for income taxes is based upon reported income (loss) before income taxes. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statements and the income tax bases of assets and liabilities and net operating loss and credit carryforwards, using the enacted marginal tax rate.

We are subject to income taxes in the United States as well as a number of other jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of the deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under SFAS No. 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

(l) Debt Financing Costs

We amortize debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(m) Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Revenues and expenses of foreign subsidiaries are converted at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized. Contracts with customers in Brazil are denominated in Brazilian reais. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

(n) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and displaying of comprehensive income and its components. Total comprehensive income (loss) for the periods presented included our net income (loss), the change in the market value of available-for-sale securities and certain pension liability adjustments.

(o) Share-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on our operating results or cash flows during 2006.

(p) Deferred Satellite Performance Incentives

The cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. Historically, the satellite manufacturers have earned substantially all of these payments. Therefore, we account for these payments as deferred financing. We capitalize the net present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. Interest expense is recognized on the deferred financing and the liability is accreted upward based on the passage of time and reduced as the payments are made.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Reclassifications

During the fourth quarter of 2007, in connection with the implementation of a new financial reporting system which was placed in service during 2008, we identified that certain unallocated cost centers were allocated to direct costs of revenue (exclusive of depreciation and amortization) or selling, general and administrative expense based on a companywide distribution of allocated costs to each of these expense categories. In order to more appropriately align these unallocated costs between direct costs of revenue (exclusive of depreciation and amortization) and selling, general and administrative expense categories, we revised the allocation methodology based on the primary purpose of each legal entity, (i.e. sales center, teleport or operational, or administrative). The reclassification did not impact our previously reported revenue, total operating expenses, or income (loss) from operations or our net income (loss).

(r) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize in their balance sheets the funded status of pension and other postretirement benefit plans. Previously unrecognized items under SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), will now be recognized as a component of accumulated other comprehensive income (loss), net of applicable income tax effects. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be our fiscal year end. As more fully described in Note 5—Retirement Plans and Other Retiree Benefits, we adopted the recognition provisions of SFAS No. 158 effective December 31, 2007, and adopted the measurement date provisions during the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning on January 1, 2008. The adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial statements since we have not elected to apply the fair value option to any of our eligible financial instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141(R) is to be applied prospectively, with early adoption prohibited. We will adopt SFAS No. 141(R) upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS No. 160 is to be applied prospectively except for its presentation and disclosure requirements for existing minority interests, which require retroactive application. Effective January 1, 2009, we adopted SFAS No. 160. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 to fiscal years beginning after

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 15, 2008 for certain nonfinancial assets and liabilities. Examples of nonfinancial assets and liabilities to which the deferral would apply to us include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment testing. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. FAS 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements or, in the absence of that experience, consider the assumptions that market participants would use regarding a renewal or extension, adjusted for entity-specific factors. The intent of FSP No. FAS 142-3 is to improve consistency between the useful life of a recognized asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). Additionally, FSP No. FAS 142-3 requires expanded disclosures regarding an entity’s intangible assets. The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset is to be applied prospectively to intangibles acquired after the effective date. The disclosure requirements, however, must be applied prospectively to all intangibles recognized as of, and subsequent to, the effective date. We do not expect the adoption of FSP No. FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”), which provides guidance on an employer’s disclosures of the plan assets of a defined benefit pension plan or other postretirement plans. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information about how investment allocation

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decisions are made, about major categories of plan assets, including concentration of risk and fair value measurements, and about the fair value techniques used to measure plan assets. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for us as of December 31, 2009.

Note 3    Acquisitions

(a) New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement. The former shareholders of Intelsat Holdings (other than management), sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our indirect parent, is referred to as the New Sponsors Acquisition.

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in its subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

In addition, we entered into an amendment and a joinder to our existing credit agreement to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions. The New Sponsors Acquisition represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries, including us (see Note 10—Long-Term Debt).

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with SFAS No. 141. As a result, the purchase price was allocated to the assets acquired

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values of the assets acquired and liabilities assumed required us to make significant estimates and assumptions. In order to develop estimates of fair values of the assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the period ended December 31, 2008.

The purchase price was calculated as follows (in thousands):

Cash paid	$5,023,677
Transaction costs	17,288

Purchase price	5,040,965
Less: Net assets of Intelsat Holdings, excluding Intelsat Corp	1,794,400

Purchase price allocated to Intelsat Corp	$3,246,565

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the purchase price adjustments recorded in connection with the New Sponsors Acquisition, including the effects of the push-down accounting, is presented below (in thousands):

	Predecessor Entity	Transaction Adjustments	Successor Entity
	As of January 31, 2008		As of February 1, 2008
ASSETS
Current assets	$251,114	$(11,733)	$239,381
Satellites and other property and equipment, net	1,903,241	656,630	2,559,871
Goodwill	3,734,649	(394,480)	3,340,169	(1)
Non-amortizable intangible assets	1,116,600	(63,530)	1,053,070
Amortizable intangible assets, net	263,276	336,614	599,890
Other assets	189,604	105,692	295,296

Total assets	$7,458,484	$629,193	$8,087,677

LIABILITIES AND SHAREHOLDER’S EQUITY
Current portion of long-term debt	$69,738	$—	$69,738
Other current liabilities	243,943	5,410	249,353

Total current liabilities	313,681	5,410	319,091
Long-term debt, net of current portion	3,364,414	(30,084)	3,334,330
Deferred income taxes	492,499	331,592	824,091
Other non-current liabilities	301,967	61,633	363,600

Total liabilities	4,472,561	368,551	4,841,112
Total shareholder’s equity	2,985,923	260,642	3,246,565

Total liabilities and shareholder’s equity	$7,458,484	$629,193	$8,087,677

(1)	Goodwill arising from the New Sponsors Acquisition is not deductible for tax purposes.

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs within restructuring and transaction costs in our consolidated statements of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were primarily associated with the repurchase or cancellation of restricted shares and share-based compensation arrangements (“SCAs”) of Intelsat Holdings upon completion of the New Sponsors Acquisition.

(b) Intelsat Acquisition Transactions

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to the Intelsat Merger Agreement for approximately $3.2 billion in cash consideration. The Intelsat Merger Transaction was funded through the incurrence of debt issued by Intelsat Bermuda, the Intelsat Corp 2016 Senior Notes and cash on hand at Intelsat Corp, Intelsat Bermuda and its subsidiaries. On July 3, 2006, we also amended our senior secured credit facility (the “Intelsat Corp Amended and Restated Credit Agreement”), which included revised terms for the revolving credit facility and term loans and extended the credit facilities provided under the Intelsat Corp Amended and Restated Credit Agreement (see Note 10—Long-Term Debt). Upon the completion of the Intelsat Acquisition Transactions, PanAmSat Holdco and PanAmSat Corporation were renamed as Intelsat Holding Corporation and Intelsat Corporation, respectively.

Following completion of the Intelsat Merger Transaction, Intelsat General Corporation (“Intelsat General”), a wholly-owned indirect subsidiary of Intelsat Bermuda, acquired G2 Satellite Solutions Corporation (“G2

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Satellite Solutions”), our former subsidiary which comprised our government services business, for cash consideration of $73.0 million. The financial results for the period January 1, 2006 to July 1, 2006 include operating results from G2 Satellite Solutions, while the results of operations following the sale exclude operating results from G2 Satellite Solutions. Also, substantially all of the employees of IGSC were transferred to us on July 3, 2006 pursuant to an employee transfer agreement. In addition, substantially all of the direct and indirect subsidiaries of our indirect parent, Intelsat Holdings, entered into the MISA, pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair.

The Intelsat Acquisition Transactions were accounted for using the purchase method of accounting. An allocation of the purchase price for the Intelsat Merger Transaction was performed using information available at that time and was based on estimates of fair values of the assets acquired and liabilities assumed in connection with the Intelsat Acquisition Transactions. Goodwill arising in connection with the Intelsat Acquisition Transactions was $3.8 billion, none of which was deductible for tax purposes.

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

Note 4    Share-Based Compensation

(a) 1997 Stock Incentive Plan and 2004 Stock Option Plan

Prior to consummation of the Intelsat Acquisition Transactions, we had two share-based employee compensation plans: the PanAmSat Corp Long-Term Stock Incentive Plan (the “1997 Stock Plan”), which provided for the granting of nonqualified stock options, incentive stock options, alternate appreciation rights, restricted stock, performance units and performance shares to executive officers, other employees, directors and its independent contractors; and the 2004 Stock Option Plan for Key Employees of PanAmSat Corp (the “2004 Stock Plan”), which provided for the granting of stock options, stock appreciation rights and dividend equivalent rights to executive officers, other employees, and others having a relationship with PanAmSat Corp or its subsidiaries.

No new awards were made under the 1997 Stock Plan or the 2004 Stock Plan during the predecessor period January 1, 2006 to July 1, 2006 and these plans were terminated in connection with the completion of the Intelsat Acquisition Transactions. On July 3, 2006, 762,372 options related to the 1997 Stock Plan and 4,139,415 options related to the 2004 Stock Plan were settled for cash. Certain senior executives who were offered, and accepted, employment with Intelsat, Ltd. or one of its subsidiaries after the completion of the Intelsat Acquisition Transactions agreed not to have certain of their 2004 Stock Plan stock options cashed out in the Intelsat Acquisition Transactions. As a result, a total of 168,349 PanAmSat Holdco options granted to these individuals under the 2004 Stock Plan were rolled over into SCAs relating to common shares of Intelsat Holdings. As part of the Intelsat Acquisition Transactions, these executives received SCAs to purchase 16,055 shares of Intelsat Holdings.

(b) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005, pursuant to which up to 1,300,000 ordinary

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares were reserved for grants to employees and directors of Intelsat Holdings and its direct and indirect subsidiaries. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards.

Certain employees of IGSC who were transferred to us following the completion of the acquisition of PanAmSat Holdco by Intelsat Bermuda on July 3, 2006 previously had been granted both time vesting and performance vesting restricted shares under the 2005 Share Plan. The restricted shares held by these employees were awarded pursuant to restricted share agreements. These restricted share agreements included transfer and other restrictions, and provide for vesting principally as follows: 50% of the shares awarded were time vesting shares, with 7/60 of the time vesting shares vesting on August 1, 2005 and the remainder of the time vesting shares vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005; and the remaining 50% of such restricted shares awarded were performance shares that were to vest if and when, prior to the eighth anniversary of January 28, 2005, the Investors, as defined in the 2005 Share Plan, received a cumulative total return between 2.5 to 3 times the amounts invested by the Investors. Outstanding performance shares not vested by the eighth anniversary of their award would be forfeited.

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

Prior to the completion of the New Sponsors Acquisition, we had determined that the fair value of a restricted share was limited to $2.15 unless it was probable that an employee would be terminated without cause. We recorded compensation expense for the time vesting restricted shares over the five-year vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $2.15 per share. Since awards made consisted of shares of our indirect parent, Intelsat Holdings, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our consolidated financial statements. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of Intelsat Holdings. No expense was recorded during the predecessor period January 1, 2006 to July 1, 2006. As a result of the transfer of certain IGSC employees to us following the completion of the Intelsat Acquisition Transactions, we recognized compensation expense of $11 thousand during the period July 1, 2006 to December 31, 2006 and $20 thousand for the year ended December 31, 2007. No compensation expense has been recorded for performance vesting shares for the year ended December 31, 2007 since it was not probable that the performance criteria would be met.

Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the vesting periods associated with the unvested Intelsat Holdings restricted shares

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continued. During the successor period February 1, 2008 to December 31, 2008, we recorded compensation expense of approximately $15 thousand related to the exchange shares (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

A summary of the changes in Intelsat Holdings’ non-vested restricted shares as of January 31, 2008, and the changes during the period ended July 1, 2006 to December 31, 2006, the year ended December 31, 2007 and the period January 1, 2008 to January 31, 2008, is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted shares
Non-vested restricted shares outstanding at July 1, 2006 (the date of employee transfer)	91,961	$2.15
Restricted shares forfeited and repurchased at par value	(3,241)	$2.15
Vested	(5,313)	$2.15

Total non-vested restricted shares at December 31, 2006	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(9,127)	$2.15
Vested	(9,169)	$2.15

Total non-vested restricted shares at December 31, 2007	65,111	$2.15

Vested	(49,646)	$2.15

Total non-vested restricted shares at January 31, 2008	15,465	$2.15

A summary of the changes in Intelsat Global’s non-vested restricted shares during the successor period February 1, 2008 to December 31, 2008 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted shares
Non-vested restricted shares outstanding at February 1, 2008	61,906	$0.54
Vested	(26,916)	$0.54

Total non-vested restricted shares at December 31, 2008	34,990	$0.54

At December 31, 2008 the non-vested restricted shares had a remaining weighted-average vesting period of 13 months.

(c) Share-Based Compensation Arrangements Under the 2005 Share Plan

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Any common shares held by employees as a result of the exercise of SCAs could be repurchased by Intelsat Holdings, and any outstanding but unexercised SCAs could be cancelled, at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but continue to be subject to the same repurchase feature as discussed above and thus continue to be deemed not granted under SFAS No. 123R. During the successor period February 1, 2008 to December 31, 2008, 1,366 options were cancelled in return for cash and $0.1 million of expense was recognized.

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

(d) Intelsat Deferred Compensation Plan

Following completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to Intelsat Corp pursuant to an employee transfer agreement. In addition, we assumed responsibility for the existing deferred compensation plan awards granted to the IGSC employees under the 2004 Plan. The 2004 Plan was cancelled in January 2005 and all unvested awards were converted into deferred compensation accounts. Deferred compensation plus interest was payable to employees in accordance with vesting schedules in the original 2004 Plan awards, which fully vested in June 2007. We recorded compensation expense over the remaining vesting period following the conversion to deferred compensation. We recorded compensation expense of $1.6 million and $1.2 million for the period July 1, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively. As of December 31, 2007, all deferred compensation amounts were paid and there was no remaining liability to be paid.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

Following the completion of the Intelsat Merger Transaction, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement. The parties further agreed that it was their mutual intent that the transferred employees continue to participate in and receive benefits from the employee benefit plans and arrangements that were sponsored by IGSC as of the effective date until such time as the parties develop and implement integrated employee benefit plans that would be available to both the transferred employees as well as to legacy Intelsat Corp employees. We legally assumed the assets and liabilities of the plans related to the transferred employees as of July 3, 2006 pursuant to the employee transfer agreement, and became the plans’ sponsor effective on that date. As a result of the employee transfer agreement, it was agreed that the Intelsat Medical Plans liability for IGSC’s retiree medical benefits would transfer to us for all active participants other than those retirees who claimed to be eligible for certain retiree medical benefits pursuant to a 2001 Intelsat board resolution, and future reimbursement would be made for the net benefit claims incurred for all employees terminated and for all resolution participants. Furthermore, the Intelsat Restoration Plan liability would be transferred with no future reimbursement, and the Intelsat Staff Retirement Plan would be transferred to us at the accrued liability balance at the effective date. Furthermore, IGSC would reimburse us for a fraction of the future cash contributions required, if any. See Note 3—Acquisitions.

The cost of providing benefits to eligible participants under the noncontributory defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service and certain actuarial assumptions. The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended and the defined benefit retirement plan is funded based on actuarial advice using the projected unit credit cost method. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status.

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit plan, which could impact the value of the plan assets after the date of these consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit pension plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, will be determined based upon market conditions in effect when we complete our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will be required to make an additional contribution of up to $6 million during 2009. As a result of the recent decline in value of our pension assets, we currently anticipate significant increased funding in future years.

Adoption of SFAS No. 158. Intelsat’s defined benefit pension and postretirement benefit plans are accounted for in accordance with SFAS No. 87, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 158. We adopted the provision of SFAS No. 158 to recognize the overfunded or underfunded status of defined benefit and postretirement plans as an asset or liability in the consolidated statement of financial condition at December 31, 2007. Accordingly, we recorded $11.8 million ($7.5 million net of tax) to accumulated other comprehensive income (loss).

Effective December 31, 2008, SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. We previously performed this measurement at September 30 of each year. On January 1, 2008, we adopted the measurement date provision of SFAS No. 158 under the alternative transition method, utilizing a 15-month model for transition. Accordingly,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized three-fifteenths, or $0.2 million (net of tax), of such costs as an adjustment to retained earnings in January 2008.

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $113.0 million ($71.4 million, net of tax). The prior service credits included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ending December 31, 2009 are $0.2 million ($0.1 million, net of tax) .

Reconciliation of Funded Status and Accumulated Benefit Obligation. Expenses for our defined benefit pension plan and for postretirement medical benefits that are provided under our medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit pension plan, as well as the projected benefit obligations of the postretirement medical benefits provided under our medical plan (in thousands, except percentages):

	12-Month Period Ended September 30, 2007		15-Month Period Ended December 31, 2008
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$321,719	$7,432	$321,893	$8,271
Service cost	3,236	953	3,145	773
Interest cost	17,758	418	25,053	634
Employee contributions	—	2	—	30
Benefits paid	(27,567)	(3)	(31,459)	(133)
Plan amendments	—	—	(1,645)	—
Curtailment	1,331	(416)	—	—
Actuarial (gain) loss	5,416	(115)	24,726	(975)

Benefit obligation at end of period	$321,893	$8,271	$341,713	$8,600

Change in plan assets
Plan assets at beginning of period	$297,816	$—	$311,379	$—
Transfer from parent company	—	—	1,120	—
Employer contributions	564	1	—	103
Employee contributions	—	2	(99,658)	30
Actual return on plan assets	40,566	—	—	—
Benefits paid	(27,567)	(3)	(31,459)	(133)

Plan assets at fair value at end of period	$311,379	$—	$181,382	$—

Funded status of the plans
Funded status of the plans	$(10,514)	$(8,271)	$(160,331)	$(8,600)
Fourth quarter contributions to the plans	362	1	—	—

Accrued benefits costs, December 31	$(10,152)	$(8,270)	$(160,331)	$(8,600)

Accumulated benefit obligation	$312,298		$331,114

Discount rate	6.27%	6.26%	6.31%	6.35%
Expected rate of return on plan assets	8.5%	—	8.5%	—
Rate of compensation increase	3.5%	—	3.5%	—

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Yield curves matching our benefit obligations were derived from monthly bid-price bond data including corporate bonds and excluding bonds that are callable, make-whole, sinkable and putable as well as those for which the quoted yield-to-maturity is zero. Using this bond universe, regression analysis is used to identify the best-fitting regression curve that links yield-to-maturity providing match to data for both long and short maturities. The resulting regressed coupon yield curve is smoothly continuous along its entire length and represents an unbiased average of the observed market data and takes into account all information for both a single maturity and across all maturities.

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The discount rates reflect market rates for high-quality corporate bonds. We consider current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, we review the asset allocations considering plan maturity and develop return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. Our pension plan assets are managed in accordance with an investment policy adopted by the pension committee. The investment policy currently includes target allocation percentages of approximately 65% for investments in equity securities and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions.

Plan assets include investments in equity and bond funds, U.S. government securities and liquid reserve funds. The asset allocation of our pension plan assets as of September 30, 2007 and December 31, 2008 was as follows:

	2007	2008
Asset Category
Equity securities	64%	59%
Debt securities	36%	41%

Total	100%	100%

We have accrued benefit costs at December 31, 2008 related to the pension benefits of $160.3 million of which $0.6 million is recorded within other current liabilities and $159.7 million in other long-term liabilities, and accrued benefit costs at December 31, 2008 related to other postretirement benefits of $8.6 million of which $0.2 million was recorded in other current liabilities and $8.4 million was recorded in other long-term liabilities.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
	Predecessor Entity			Successor Entity
	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Service cost	$2,039	$3,236	$217	$2,277
Interest cost	9,372	17,758	1,621	18,569
Expected return on plan assets	(12,295)	(23,558)	(2,014)	(21,175)
Amortization of unrecognized prior service cost	(196)	(391)	(26)	—
Amortization of unrecognized net loss	—	—	18	—

Total benefit	(1,080)	(2,955)	(184)	(329)
Curtailment gain	—	(735)	—	—

Total costs	$(1,080)	$(3,690)	$(184)	$(329)

Net periodic other postretirement benefit costs included the following components (in thousands):

	Predecessor Entity			Successor Entity
	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
Service cost	$614	$953	$55	$552
Interest cost	265	418	43	465
Amortization of unrecognized net gain	—	(78)	(18)	—
Curtailment gain	—	(80)	—	—

Total costs	$879	$1,213	$80	$1,017

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed resulted in an increase to the projected benefit obligation of $39.6 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive income (loss) were eliminated in purchase accounting (see Note 3(a)—Acquisitions—New Sponsors Acquisition.).

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depending upon actual future health care claims experience, our actual costs may vary significantly from those projected above. As of September 30, 2007 and December 31, 2008, the assumed health care cost trend rate was a cost trend rate of 9.0%, respectively . This rate was assumed to decrease gradually to 5.0% by the year 2016 and to remain at that level of annual increase thereafter. The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post- retirement Benefits
2009	$22,946	$250
2010	22,356	311
2011	22,814	399
2012	24,459	497
2013	23,878	610
2014 to 2018	129,860	4,910

Total	$246,313	$6,977

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP and RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $1.2 million, $2.5 million, $7.8 million, $0.4 million and $6.9 million for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. We also maintain an unfunded deferred compensation plan for executives; however, benefit accruals under the plan were discontinued during 2001. The accrued liability for the deferred compensation plan for executives was $0.1 million as of December 31, 2007 and was paid in full as of year ended December 31, 2008. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6    Receivables

Receivables were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Service charges:
Billed	$67,167	$46,185
Unbilled	5,009	3,372
Other	2,270	1,618
Allowance for doubtful accounts	(9,806)	(5,647)

Total	$64,640	$45,528

Unbilled service charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

Note 7    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Satellites and launch vehicles	$2,066,475	$2,495,231
Information systems and ground segment	132,223	126,779
Buildings and other	83,431	94,318

Total cost	2,282,129	2,716,328
Less: accumulated depreciation	(364,127)	(263,443)

Total	$1,918,002	$2,452,885

Satellites and other property and equipment as of December 31, 2007 and 2008 included construction-in-progress of $287.0 million and $194.1 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $13.0 million, $12.6 million, $33.3 million, $1.9 million and $15.4 million were capitalized during the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. Carrying amounts as of December 31, 2008 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

We have entered into launch contracts for the launch of both specified and unspecified future satellites. Each of these launch contracts provides that such contract may be terminated at our option, subject to payment of a termination fee that increases in magnitude as the applicable launch date approaches. In addition, in the event

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a failure of any launch, we may exercise our right to obtain a replacement launch within a specified period following our request for re-launch.

(b) Satellite Launches

On May 21, 2008, we successfully launched our Galaxy 18 satellite into orbit. This satellite operates from 123º west longitude and serves programmers, government and corporate broadband customers in the continental United States, Alaska, Hawaii and Puerto Rico. This satellite entered into service during June 2008.

(c) Satellite Health

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. In accordance with Intelsat’s existing satellite anomaly contingency plans, Intelsat restored the service for most Galaxy 26 customers on satellites within the Intelsat fleet, including for some of them on Galaxy 26, of which certain transponders continue to operate normally.

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

Our combined company has identified three additional types of common anomalies among the satellites in our global fleet, which if they materialize, have the potential for a significant operational impact. These included failure of the on-board Xenon-Ion Propulsion Systems (“XIPS”) used to maintain orbital position of Boeing 601 High Power series (“BSS 601 HP”) satellites, accelerated solar array degradation in early BSS 702 satellites, and the failure of the on-board spacecraft control processor (“SCP”) in BSS 601 satellites.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each of which is capable of maintaining the satellite in its orbital position. In the event of a failure of one or both XIPS a completely independent bi-propellant propulsion system is in place to act as a backup. Reliance on the backup propulsion system could result in a shorter operating life for the satellite, depending on the amount of bi-propellant fuel remaining. However, XIPS failures do not typically result in a catastrophic loss of the satellite or negatively affect its communications capability. As of December 31, 2008, our combined company operates five BSS 601 HP satellites, of which one satellite, Galaxy 4R, has experienced failure of both XIPS. Galaxy 4R was placed in inclined orbit during the fourth quarter of 2006. Of the four remaining BSS 601 HP satellites, IS-5 is still in use but is no longer in primary service. The other three continue to have XIPS available as their primary propulsion system, however no assurance can be given that there will not be further XIPS failures that result in shortened satellite lives. Two of our satellites which had experienced failures of both XIPS in the past, IS-6B and Galaxy 10R, were replaced by new satellites, IS-11 and Galaxy 18, respectively, which were placed into service in 2008.

BSS 702 Solar Array. Certain BSS 702 satellites have experienced greater than anticipated degradation due to the design of their solar arrays. These solar arrays power the satellite’s operating systems and transponders, and also recharge the batteries that are used when solar power is unavailable. While a certain amount of predictable solar array degradation is expected, the accelerated degradation in some of the BSS 702 satellites has resulted in shortened operating lives or the need to reduce the usage of their

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

communications payload. As of December 31, 2008, we operated three BSS 702 satellites, two of which were affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers on these two satellites has not been affected. Galaxy 11 was replaced by Galaxy 17 in July 2008 and IS-1R is expected to be replaced in its current location by the end of 2009. After the transfer of traffic to the replacement satellite and relocation to another longitude, we expect that IS-1R will have sufficient power to operate a significant subset of its transponders through the end of its design life. The third BSS 702 satellite, Galaxy 3C, has a substantially different solar array design intended to eliminate the issue and has not experienced any similar degradation problems.

BSS 601 SCP Failure. Certain BSS 601 satellites have experienced primary SCP failures and are operating on their backups. SCPs are used to provide advanced orientation control and fault protection functions, and are a critical component in the operation of the satellites. We expect that even a failure of the remaining functioning SCP would not have a material impact on the business or require replacement of a satellite. As of December 31, 2008, we operate four BSS 601 satellites and only IS-4 has experienced primary SCP failure. The other three BSS 601 satellites, HGS-3, IS-2, and IS-3R, are in a group of satellites that has been identified as having heightened susceptibility to the SCP problem. However, the risk of SCP failure appears to decline with age and all three of these satellites have been in continuous operation since at least 1996. Both primary and backup SCPs on HGS-3, IS-2 and IS-3R are monitored regularly and remain fully functional.

Note 8    Investments

We have a joint venture with JSAT International Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.1 million, $0.1 million, $0.2 million, $0.02 million and $0.2 million for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the predecessor period ending December 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The investment balance of $19.1 million and $15.7 million as of December 31, 2007 and 2008, respectively, was included within other assets in the accompanying consolidated balance sheets. The investment balance was reduced by $0.5 million as a result of the fair value adjustment recorded in connection with the allocation of the purchase price for the New Sponsors Acquisition (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

During the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the predecessor period ending December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded expenses of $2.0 million, $2.0 million, $3.9 million, $0.3 million and $3.5 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.3 million, $0.3 million, $0.6 million, $0.1 million and $0.6 million during the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the predecessor period ending December 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $6.0 million, $7.4 million, $14.8 million, $1.1 million and $14.0 million for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the predecessor period ending December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The payable due to JSAT was $2.5 million and $2.0 million as of December 31, 2007 and 2008, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT that built and launched a Ku-band satellite in December 2007 (“Horizons–2”). The Horizons-2 satellite was placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $166.6 million as of December 31, 2008, of which each of the joint venture partners was required to fund their 50% share beginning in March 2008. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million for the successor period February 1, 2008 to December 31, 2008. As of December 31, 2007 and 2008, the investment balance of $83.0 million and $79.2 million, respectively, was included within other assets in the accompanying consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance that is discussed below (see Note 3(a)—Acquisitions—New Sponsors Acquisition).

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $9.7 million during the successor period February 1, 2008 to December 31, 2008. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $15.3 million and $12.2 million within accrued liabilities as of December 31, 2007 and 2008, and a liability of $67.7 million and $61.0 million within other long-term liabilities as of December 31, 2007 and 2008, respectively, in the accompanying consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We received no revenue for these services during years ended December 31, 2006 and 2007 or the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.7 million during the successor period February 1, 2008 to December 31, 2008. During the successor period February 1, 2008 to December 31, 2008, we recorded expenses of $6.9 million in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $5.3 million for the successor period February 1, 2008 to December 31, 2008. The amount payable to JSAT was $0.7 million as of December 31, 2008.

In March 2007, we entered into an agreement to purchase and assume a launch service contract from Horizons-2. Under the agreement, we agreed to pay Horizons-2 for amounts paid to date of $14.7 million and assumed the remaining contractual obligation payable to the launch services provider. We currently plan to use this launch service contract for the launch of our IS-15 satellite.

We also provide certain services to the joint venture and utilize capacity from the joint venture.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Goodwill	$3,734,649	$3,340,169
Trade name	—	21,970
Orbital locations	1,116,600	775,100

During the year ended December 31, 2007, the Company reduced goodwill by $8.0 million primarily due to adjustments to certain pre-acquisition tax reserves in accordance with EITF 93-7 related to a change in the estimated benefit associated with the 2006 extraterritorial income tax regime and changes in pre-acquisition tax reserves as a result of a tax assessment issued by the Indian government (see Note 12—Income Taxes).

We account for goodwill and other intangible assets in accordance with SFAS No. 142. Under SFAS No. 142, we perform an annual goodwill impairment analysis during the fourth quarter of each year and whenever events and circumstances indicate that the carrying value may not be recoverable. The following is a discussion of our impairment analysis methodology:

Goodwill. We follow a two-step process to evaluate if a potential impairment exists to our recorded amounts of goodwill and tradename. The first step of the process is to compare the reporting unit’s fair value to its carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires us to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles, as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the recorded goodwill exceeds the implied fair value of goodwill, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and when available recent transactions. The discounted cash flows were derived from a five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2008, did not result in an impairment of our goodwill or trade name intangible.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2008 was not impaired.

Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations – i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the International Telecommunication Union (the “ITU”), a sub-organization of the United Nations. Intelsat will continue to have rights to operate at its orbital locations so long as it maintains its authorizations to do so.

We determined the estimated fair value of our rights to operate at orbital locations using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations. The analysis, which was completed in the fourth quarter of 2008, led to the recording of a non-cash impairment charge of $256.0 million.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	Predecessor Entity			Successor Entity
	As of December 31, 2007			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$205,400	$(60,305)	$145,095	$394,970	$(54,105)	$340,865
Customer relationships	140,800	(18,255)	122,545	204,920	(1,160)	203,760

Total	$346,200	$(78,560)	$267,640	$599,890	$(55,265)	$544,625

The difference between gross carrying amounts at December 31, 2007 and 2008 was due to fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 3(a) —Acquisitions —New Sponsors Acquisition).

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2008, backlog and other and customer relationships had weighted-average useful lives of five years and sixteen years, respectively. We recorded amortization expense of $0.2 million, $26.2 million, $52.4 million, $4.4 million and $55.3 million for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2009	$56,710
2010	54,590
2011	46,440
2012	42,010
2013	40,950

Note 10    Long-Term Debt

The carrying amounts and estimated fair values of notes payable and long-term debt were as follows (in thousands):

	Predecessor Entity		Successor Entity
	As of December 31, 2007		As of December 31, 2008
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities due January 2014	$1,618,749	$1,596,491	$1,751,260	$1,320,450
Unamortized discount on Senior Secured Credit Facilities	—	—	(13,052)	—
Senior Secured Credit Facilities due July 2012	320,319	315,915	275,830	237,214
9% Senior Notes due August 2014	656,320	656,320	1,016	859
Unamortized premium (discount) on 9% Senior Notes	14,980	—	—	—
9.25% Senior Notes due August 2014	—	—	658,119	556,111
9% Senior Notes due January 2016	575,000	575,000	10	9
9.25% Senior Notes due June 2016	—	—	580,720	526,131
6.375% Secured Senior Notes due January 2008	150,000	149,813	—	—
Unamortized discount on 6.375% Senior Notes	(14)	—	—	—
6.875% Secured Senior Debentures due January 2028	125,000	104,375	125,000	72,500
Unamortized discount on 6.875% Senior Secured Debentures	(13,112)	—	(24,882)	—

Total Intelsat Corp obligations	3,447,242	$3,397,914	3,354,021	$2,713,274

Less: current portion of long-term debt	60,840		89,051

Total long-term debt, excluding current portion	$3,386,402		$3,264,970

The total fair value of our debt was $3.4 billion and $2.7 billion at December 31, 2007 and 2008, respectively. Except as described below, the fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources including market leading data providers, market makers, and leading brokerage firms.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Required principal repayments of long-term debt, over the next five years and thereafter as of December 31, 2008 are as follows (in thousands):

Year	Amount
2009	$89,051
2010	89,051
2011	91,275
2012	77,929
2013	17,869
2014 and thereafter	3,026,779

Total	$3,391,954

2008 Debt Activities

New Sponsors Acquisition

On February 4, 2008, in order to partially finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion under the Bridge Loan Credit Agreements.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was revalued to fair value as of the effective date of the transaction, resulting in a net decrease of $15.1 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Credit Facility Amendments

On January 25, 2008, we entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition and amended and modified the Intelsat Corp Amended and Restated Credit Agreement to, among other things:

(a)	change the applicable margin on term loans, revolving credit loans and swingline loans;

(b)	reduce the size of the revolving facility by $75.0 million and add a $75.0 million incremental revolving credit facility provision;

(c)	require the payment of a prepayment premium for prepayments of term loans prior to February 4, 2011 (with respect to Tranche B-2-A Term Loans) or February 14, 2010 (with respect to Tranche B-2-B Term Loans);

(d)	make certain changes permitting the New Sponsors Acquisition; and

(e)	add a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among us, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Transfer, Repayment and Redemptions

On January 15, 2008, we repaid at maturity our $150.0 million 6 3 /8% Senior Notes due 2008 using funds borrowed under the revolving credit facility portion of our senior secured credit facilities. On February 4, 2008, we used the proceeds of our incremental Tranche B-2 Term Loan and cash on hand to repay this $150.0 million revolver borrowing.

Change of Control Offers

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the second quarter of 2008, we completed each such change of control offer, financing the repurchases through borrowings under the Financing Commitment Letter.

The amount of notes tendered, and the related premium amounts incurred resulting from each such change of control offer, was not known as of the date of completion of the New Sponsors Acquisition. In connection with the allocation of the purchase price of the New Sponsors Acquisition as of January 31, 2008, we estimated the fair value of these obligations based on quoted market prices, which in some cases was different from the repurchase price offered in the required change of control offers of 101% of the principal amount (i.e., the change of control put price). During the successor period ended September 30, 2008, the final tender amounts were determined, and we allocated an additional $21.4 million of the original purchase price to the fair value of the debt outstanding as of January 31, 2008, which increased goodwill by the same amount.

The following principal amounts were tendered and repurchased in the change of control offers:

•	$651.6 million of our 9% Senior Notes due 2014; and

•	$575.0 million of our 9% Senior Notes due 2016.

2008 Debt Refinancings

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of $658.1 million of Senior Notes due 2014, bearing interest at 9¼%, and $580.7 million of Senior Notes due 2016, bearing interest at 9¼% (collectively, the “New Intelsat Corp Senior Notes”). The initial purchasers of the New Intelsat Corp Senior Notes and the lenders under the backstop senior unsecured credit agreements were affiliated parties and the repayment was completed without an exchange of cash between us and the lenders. In accordance with EITF 96-19, the original debt was deemed to not have been extinguished.

Description of Indebtedness

Senior Secured Credit Facilities

On January 25, 2008, we entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition. On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among us, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our senior secured credit facilities consist of:

•	a $355.9 million senior secured Term Loan A-3 Facility with a six-year maturity;

•	a $1,785.1 million senior secured Term Loan B-2 Facility with a seven and one half-year maturity;

•	a $175.0 million senior secured revolving credit facility with a six-year maturity; and

•	a $75.0 million incremental revolving credit facility provision.

The revolving credit facility is available on a revolving basis and terminates on July 3, 2012. $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, a portion of the revolving credit facility is available for swingline loans. Both the face amount of any outstanding letters of credit and any swingline loans will reduce availability under the revolving credit facility on a dollar for dollar basis. Following the amendment on January 25, 2008, interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range, at our option, (i) from London Interbank Offered Rate (“LIBOR”) plus 1.75% to LIBOR plus 2.50% or (ii) the Above Bank rate (“ABR”) plus 0.75% to the ABR plus 1.50%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range, at our option, (i) from LIBOR plus 2.50% to LIBOR plus 2.875% or (ii) the ABR plus 1.50% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended. At December 31, 2008, the interest rates for both the Term Loan A-3 facility and the Term Loan B-2 facility were 7.225%.

We are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Certain of the collateral pledged to secure our obligations under the senior secured credit facilities is shared with the holders of our $125.0 million 6 7/8% Senior Secured Debentures due 2028.

No amounts were outstanding under the revolving credit facility as of December 31, 2008; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $172.9 million at December 31, 2008. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., under a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured credit facilities also include a financial covenant that requires the borrower not to exceed a maximum senior secured leverage ratio as amended a financial maintenance covenant requiring compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business to repay indebtedness under such facilities. The credit agreements governing the senior secured credit facilities and the indentures governing the outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things, our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9% Senior Notes due 2014 and 9 1/4% Senior Notes due 2014

We had a $1.0 million in aggregate principal amount of our 9% Senior Notes due 2014 (the “Intelsat Corp 2014 Senior Notes”) and $658.1 million in aggregate principal amount of our 9 1/4% Senior Notes due 2014 (the “New Intelsat Corp 2014 Senior Notes”) outstanding at December 31, 2008.

Interest on these notes is payable semi-annually on February 15 and August 15 of each year. Prior to August 15, 2009, we have the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. We may also redeem these notes on or after August 15, 2009 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. If we make certain asset sales, we may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and Special Interest (as defined in the indenture governing the Intelsat Corp 2014 Senior Notes), if any.

Both the Intelsat Corp 2014 Senior Notes and the New Intelsat Corp 2014 Senior Notes are senior unsecured obligations and rank equally with our other senior unsecured indebtedness.

9 1/4% Senior Notes due 2016

We had $580.7 million of our 9 1/4% Senior Notes due 2016 (the “New Intelsat Corp 2016 Senior Notes”), outstanding at December 31, 2008.

Interest on these notes is payable semi-annually on June 15 and December 15 of each year. Prior to June 15, 2011, we have the option to redeem all or a portion of these notes at a price equal to 100% of the principal amount thereof plus a “make-whole” premium; we have the option to redeem all or a portion of these notes on or after June 15, 2011 at par plus accrued interest plus a premium equal to 4 1/2%, which premium shall decline ratably on each yearly anniversary of the date of issuance to zero on the date that is two years prior to the maturity date of these notes. If we make certain asset sales, we may be required to offer to repurchase some or all of these notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, if any.

The New Intelsat Corp 2016 Senior Notes are senior unsecured obligations and rank equally with our other senior unsecured indebtedness.

6 7/8% Senior Secured Debentures due 2028

The 6 7/8% Senior Secured Debentures due 2028, were issued pursuant to an indenture, dated January 16, 1998. The 6 7/8% Senior Secured Debentures due 2028 are limited to $125.0 million aggregate principal amount, all of which is presently outstanding. The indenture governing these securities contains limitations on our ability to incur liens and enter into sale and lease-back transactions. These debentures are secured equally and ratably with respect to certain pledged collateral under our senior secured credit facilities.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11    Derivative Instruments and Hedging Activities

Interest Rate Swaps

We are subject to interest rate risk primarily associated with our variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, we have entered into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting substantially all of our floating-rate debt to a fixed rate.

On March 14, 2005, we entered into a five-year interest rate swap agreement to hedge interest expense on a notional amount of $1.25 billion. The notional amount was reduced to $625.0 million from March 14, 2008, at which level it will remain until expiration on March 14, 2010. This swap was entered into to reduce the variability in cash flow on a portion of our floating-rate term loans. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest that is subject to scheduled rate increases.

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

All of these interest rate swaps were undesignated as of December 31, 2008. The swaps have been marked-to-market with any change in fair value recorded within (gain) loss on undesignated interest rate swaps in our consolidated statements of operations. During the predecessor period January 1, 2006 to July 1, 2006, the increase in the fair value of the interest rate swap asset and swap interest earned was $23.1 million and the decrease in the fair value of the interest rate swap asset and the swap interest earned during the predecessor period July 1, 2006 to December 31, 2006 was $11.7 million. During the predecessor period ending December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008 the increase in the fair value of the interest rate swap liability and the swap interest earned was $11.7 million, $11.4 million and $83.4 million, respectively.

As of December 31, 2007 and 2008, $14.2 million and $92.7 million was included in other long-term liabilities, respectively, within our consolidated balance sheets related to the interest rate swaps. On the interest rate reset date of December 15, 2008, the interest rate which the counterparties utilized to compute interest due to us was determined to be 1.99625%.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12    Income Taxes

We are included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to SFAS No. 109.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Predecessor Entity				Successor Entity
	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	January 1, 2008 to January 31, 2008	February 1, 2008 to December 31, 2008
Taxes currently payable (receivable):
U.S. federal	$—	$532	$—	$16,439	$111,940
Foreign	1,556	(3,784)	2,524	(50)	1,104
State and local	591	1,850	999	666	1,989

Total	2,147	(1,402)	3,523	17,055	115,033

Deferred tax liabilities (benefits):
U.S. federal	5,815	6,284	24,897	(26,476)	(196,749)
Foreign	—	532	13	(39)	(640)
State and local	45	698	(7,611)	(1,242)	(4,707)

Total	5,860	7,514	17,299	(27,757)	(202,096)

Total income tax provision	$8,007	$6,112	$20,822	$(10,702)	$(87,063)

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) was different from the amount computed using the U.S. statutory income tax rate of 35% for the reasons set forth in the following table (in thousands):

	Predecessor Entity				Successor Entity
	January 1, 2006 to July 1, 2006	July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	January 1, 2008 to January 31, 2008	February 1, 2008 to December 31, 2008
Expected tax provision (benefit) at U.S. statutory income tax rate	$(12,351)	$7,071	$41,250	$(10,532)	$(79,995)
U.S. state and local income taxes, net of federal income tax effect	637	648	788	575	(2,718)
Extraterritorial income exclusion tax benefit	(9,429)	(6,318)	(12,549)	(12,266)	(6,564)
Extraterritorial income exclusion tax expense (benefit)—prior period adjustment	5,200	—	(4,094)	—	—
Foreign income tax differential	578	796	1,912	—	2,035
Change in tax rate	—	—	(8,888)	—	—
Nondeductible stock compensation expense	—	—	—	10,784	41
Transaction costs	21,546	1,492	—	—	—
Changes in valuation allowance	—	(84)	—	—	—
Other	1,826	2,507	2,403	737	138

Total income tax provision (benefit)	$8,007	$6,112	$20,822	$(10,702)	$(87,063)

The extraterritorial income exclusion benefit will be reduced in subsequent years because of changes to the federal tax law. We have certain contracts which may be grandfathered under the tax law.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax liability were as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Deferred tax assets:
Accruals and advances	$15,572	$4,529
Performance incentives	42,635	44,707
Sales-type leases	30,532	26,120
Customer deposits	35,387	44,056
Debt issuance costs	21,797	13,624
Net operating loss carryforward	48,972	6,877
Alternative minimum tax credit carryforward	17,951	—
Interest rate swaps	1,096	32,930
Other	10,693	29,684

Total deferred tax assets	224,635	202,527

Deferred tax liabilities:
Satellites and other property and equipment	(200,136)	(246,276)
Amortizable intangible assets	(95,173)	(207,244)
Non-amortizable intangible assets	(402,913)	(283,992)
Launch options	(1,259)	(23,817)
Other	(7,376)	(11,319)

Total deferred tax liabilities	(706,857)	(772,648)

Valuation allowance	(707)	(850)

Total net deferred tax liabilities	$(482,929)	$(570,971)

As of December 31, 2007 and December 31, 2008, we had income taxes payable, excluding tax contingencies, of $0.6 million and $2.2 million, respectively. As of December 31, 2007 and 2008, we provided $0.7 million and $0.9 million of valuation allowances against the deferred tax assets of certain subsidiaries, respectively. Other than this valuation allowance, we believe that it is more likely than not that we will fully utilize our deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by our subsidiaries in taxable jurisdictions. We have significant operations in taxable jurisdictions, principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries are subject to the risks of our overall business conditions which make their earnings less predictable. As of December 31, 2008, we had tax effected U.S. federal, state and foreign tax net operating loss carryforwards of $5.4 million expiring between 2018 to 2028 and tax effected net operating loss carryforwards of $1.5 million having no expiration.

During the second quarter of 2008, we revised our estimate of the benefit we may claim for our 2005 tax year under the extraterritorial income tax exclusion. The change in management’s estimate resulted in an additional tax return benefit of approximately $16.2 million, the effect of which was recorded as a reduction to goodwill.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

	Predecessor Entity	Successor Entity
	As of December 31, 2007	As of December 31, 2008
Balance at January 1	$48,105	$20,809
Increases related to current year tax positions	1,091	14,197
Increases related to prior year tax positions	8,079	17,530
Decreases related to prior year tax positions	(31,514)	(250)
Expiration of statute of limitations for the assessment of taxes	—	(525)
Decreases related to the settlement of tax positions	(4,952)	(495)

Balance at December 31	$20,809	$51,266

As of December 31, 2007 and 2008, we had recorded reserves for interest and penalties of $0.1 million and $1.6 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit or review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

During the third quarter of 2008, the Internal Revenue Service began an audit of us for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate either the length of the audit or the probability of any adjustments.

Tax Contingency

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation (“GM”) in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of GM and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of a PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group was effective from

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2007 and 2008, we have recorded a tax indemnification receivable related to these periods of $6.8 million and $5.9 million, respectively.

In December 2007, we received a notice of assessment from the income tax officer, New Delhi, for the tax year ended March 31, 2005 (assessment year 2005/2006). The assessment was for approximately $0.5 million. We paid the assessment on January 8, 2008. We and The DIRECTV Group agreed that the indemnity receivable associated with this assessment is $0.2 million.

On October 25, 2007, we were notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. Under the terms of the tax separation agreement with The DIRECTV Group as described above, federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

Note 13    Restructuring and Transaction Costs

Our restructuring and transaction costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of PanAmSat Holdco and Intelsat, Ltd. subsequent to consummation of the Intelsat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition (see Note 3(a)—Acquisitions— New Sponsors Acquisition).

(a) Facilities Restructuring Plans

The facilities restructuring plan approved subsequent to the consummation of the Intelsat Acquisition Transactions included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. Additionally, in an effort to further streamline operations, during 2004, we consolidated our Manhattan Beach, El Segundo and Long Beach, California facilities. The facilities restructuring liability was $6.3 million and $5.5 million as of December 31, 2007 and 2008, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our consolidated balance sheets. During the quarter ended June 30, 2008, we revised the fair value of the recorded liability by $0.6 million as a result of additional information primarily related to our Wilton, Connecticut office, which was closed during 2007. In addition, during the quarter ended December 31, 2008, we recognized additional restructuring costs of $1.9 million due to the loss of a sub-lease tenant at our Wilton, Connecticut office. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. Approximately $18.2 million, $9.3 million and $8.8 million of operating expenses were recorded in the consolidated statements of operations in relation to these plans during the predecessor period January 1, 2006 to July 1, 2006, the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predecessor period July 1, 2006 to December 31, 2006 and the predecessor period ended December 31, 2007, respectively. There were no operating expenses recorded in relation to this plan for the predecessor period January 1, 2008 to January 31, 2008 or the successor period February 1, 2008 to December 31, 2008. These costs included employee compensation, benefits, outplacement services, legal services and relocation. A workforce restructuring liability of $6.3 million and $0.4 million as of December 31, 2007 and 2008, respectively, was included in employee related liabilities in our consolidated balance sheets and the remaining liability at December 31, 2008 is expected to be paid in 2009.

The following table summarizes the recorded accruals which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2005	$5.3	$0.4	$5.7
Restructuring charges	—	18.2	18.2
Non-cash items	—	1.3	1.3
Net cash payments	(0.5)	(0.3)	(0.8)

Balance at July 1, 2006	4.8	19.6	24.4

Intelsat Acquisition Transactions	$4.6	$—	$4.6

Predecessor entity
Balance at July 1, 2006	$9.4	$19.6	$29.0
Restructuring charges	—	9.3	9.3
Non-cash items	0.1	(0.8)	(0.7)
Net cash payments	(0.7)	(11.1)	(11.8)

Balance at December 31, 2006	8.8	17.0	25.8
Restructuring charges	—	8.8	8.8
Non-cash items	0.4	0.3	0.6
Net cash payments	(2.9)	(19.8)	(22.7)

Balance at December 31, 2007	6.3	6.3	12.6
Net cash payments	(0.1)	(3.0)	(3.1)

Balance at January 31, 2008	6.2	3.3	9.5

Fair value adjustments	$(0.6)	$—	$(0.6)

Successor entity
Balance at February 1, 2008	$5.6	$3.3	$8.9
Restructuring charges	1.9	—	1.9
Net cash payments	(2.0)	(2.9)	(4.9)

Balance at December 31, 2008	$5.5	$0.4	$5.9

No additional charges related to the facilities restructuring plans or the workforce restructuring plans are expected to be incurred.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14    Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 10—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2008 and the expected year of payment are as follows:

	Satellite Construction and Launch Obligations (1)	Satellite Performance Incentive Obligations	Horizons Contribution Obligations (2)	Operating Leases		Customer and Vendor Contracts	Total
2009	$33,705	$27,093	$14,886	$2,596		$21,809	$100,089
2010	4,916	20,248	14,567	2,395		3,727	45,853
2011	1,916	16,427	14,181	1,496		2,653	36,673
2012	1,916	16,086	13,740	603		1,267	33,612
2013	1,916	15,056	13,236	144		591	30,943
2014 and thereafter	18,562	75,560	12,665	(85	)(3)	566	107,268

Total contractual commitments	$62,931	$170,470	$83,275	$7,149		$30,613	$354,438

(1)	Amounts include estimated payments to be made on performance incentive obligations related to our IS-14 satellite which is currently under construction.
(2)	See Note 8—Investments.
(3)	In 2014 and thereafter, the total of our sublease income (see (c) Operating Leases) on leased facilities will exceed our operating lease commitments.

(a) Satellite Construction and Launch Obligations

As of December 31, 2008, we had $62.9 million of expenditures remaining under our existing satellite construction and launch obligations. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2008, we did not have any non-cancelable commitments related to existing in-orbit insurance contracts for satellites to be launched.

The satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction. The satellite construction contracts contain provisions that allow us to terminate the contracts with or without cause. If terminated without cause, we would forfeit the progress payments and be subject to termination payments that escalate with the passage of time. If terminated for cause, we would be entitled to recover any payments we made under the contracts and certain liquidated damages as specified in the contracts.

(b) Satellite Performance Incentive Obligations

Satellite construction contracts typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2007 and 2008, we had $120.6 million, and $119.9 million, respectively, recorded in relation to satellite performance incentive obligations, excluding future interest payments, but including performance payments which were part of the aggregate purchase price of our IS-12 satellite, which we acquired in 2005.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut. These leases contain escalation provisions for increases. As of December 31, 2008, our total obligation related to operating leases, net of $6.9 million sublease income on leased facilities, was $7.1 million. Sublease income is included in other income (expense), net in the accompanying consolidated statements of operations.

Total rent expense for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008 was $2.6 million $2.7 million, $2.8 million, $0.1 million and $2.8 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2008, we had commitments under these customer and vendor contracts which totaled approximately $30.6 million related to the provision of equipment, services and other support.

Note 15    Contingencies

(a) Insurance

As of December 31, 2008, the majority of our satellites were uninsured. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

An uninsured failure of one or more satellites could have a material adverse effect on our financial condition and results of operations. In addition, higher premiums on insurance policies would increase our costs, thereby reducing income from operations by the amount of such increased premiums.

(b) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

(c) Other

Boeing Satellite Systems, Inc., formerly Hughes Space and Communications Company, has security interests in certain transponders on the IS-2, IS-3R, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16    Business and Geographic Segment Information

Following the consummation of the Intelsat Acquisition Transactions, we now operate in a single industry segment, in which we provide satellite services to our communications customers around the world. As such, segment disclosures are no longer required and are therefore not included for any of the periods presented. See Note 3(b)—Intelsat Acquisition Transactions.

Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the United States.

Regional designation for revenue has been conformed to Intelsat Ltd.’s policy and, as such, revenue by region is now based on the locations of customers to which services are billed. Revenue from affiliates is included in North America. The geographic distribution of our revenue was as follows:

	Predecessor Entity	Predecessor Entity			Successor Entity
	Period January 1, 2006 to June 30, 2006	Period July 1, 2006 to December 31, 2006	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008
North America	62%	68%	68%	78%	66%
Latin America and Caribbean	15%	13%	12%	9%	14%
Africa and Middle East	9%	8%	8%	6%	8%
Asia Pacific	8%	6%	7%	4%	7%
Europe	6%	5%	5%	3%	5%

Approximately 8%, 8%, 16%, 18% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively. The ten largest customers accounted for approximately 38%, 35%, 49%, 50%, and 43% of our transponder services, satellite-related services and other revenue for the predecessor period January 1, 2006 to July 1, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, respectively.

Our revenues were derived from the following services:

2006

	Predecessor Entity
	Period January 1, 2006 to July 1, 2006		Period July 1, 2006 to December 31, 2006
Transponder services	$384,642	87%	$372,021	71%
Managed services	39,160	9%	25,078	5%
Mobile satellite services and other	18,957	4%	22,595	4%

Subtotal	442,759	100%	419,694	80%
Revenue from affiliates	—	0%	102,653	20%

Total	$442,759	100%	$522,347	100%

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007

	Predecessor Entity
	Year Ended December 31, 2007
	(in thousands, except percentages)
Transponder services	$739,029	71%
Managed services	49,069	5%
Mobile satellite services and other	37,089	3%

Subtotal	825,187	79%
Revenue from affiliates	215,010	21%

Total	$1,040,197	100%

2008

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to December 31, 2008
	(in thousands, except percentages)
Transponder services	$64,406	53%	$668,151	67%
Managed services	4,437	4%	53,791	6%
Mobile satellite services and other	2,183	2%	41,913	4%

Subtotal	71,026	59%	763,855	77%
Revenue from affiliates	51,021	41%	232,838	23%

Total	$122,047	100%	$996,693	100%

Note 17    Related Party Transactions

(a) Transactions with Affiliates

Following the consummation of the Intelsat Acquisition Transactions, Intelsat General acquired our subsidiary, G2 Satellite Solutions, which comprised our government services business, for cash consideration in the amount of $73.0 million. The acquisition occurred by means of a merger in which G2 Satellite Solutions merged into Intelsat General, with Intelsat General continuing as the surviving entity. As a result of the sale of G2 Satellite Solutions, its results of operations for the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008 were excluded from our consolidated financial statements. As noted below, in accordance with the MISA, Intelsat General continues to purchase satellite capacity from us.

Also following the completion of the Intelsat Acquisition Transactions, substantially all of the employees of IGSC were transferred to us pursuant to an employee transfer agreement, dated as of July 3, 2006, between IGSC and Intelsat Corp. As the transaction occurred between entities under common control, the transaction was accounted for at carrying value, which approximated fair value. As such, net liabilities of $14.8 million were recognized and were treated as a distribution to our parent. In addition, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, following the Intelsat Acquisition Transactions, including PanAmSat Holdco

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Intelsat Corp, entered into the MISA pursuant to which these entities provide services to each other. In each case, services will be provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded revenue of $25.5 million, $78.4 million, $6.9 million and $104.6 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recorded revenue of $77.2 million, $136.6 million, $44.1 million and $128.2 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recognized $0.8 million, $15.6 million, $2.3 million and $49.1 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008, we recognized $30.9 million, $58.5 million, $4.6 million and $45.4 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2007 and 2008, we had a net payable of $25.3 million to, and a net receivable of $116.6 million from, subsidiaries of Intelsat Holdings, respectively.

In February 2007, due to the delayed launch of the IS-11 satellite, we converted an option for a contingent replacement satellite into a firm construction contract for the IS-11GS, a ground spare satellite that was to be used to accelerate the replacement cycle for the IS-11 satellite in the event of an unsuccessful launch. In October 2007, we launched the IS-11 satellite and successfully completed in-orbit testing in November 2007. In November 2007, we reached an agreement to sell capacity on this satellite to two Latin American DTH operators, subject to continued operation of the IS-11 satellite. We resumed construction of the IS-11GS satellite and currently plan to launch the satellite, now known as IS-16, in the second half of 2009. Also, in November 2007, we assigned our rights and obligations associated with the IS-16 satellite to Intelsat LLC, a wholly-owned subsidiary of our indirect parent, Intelsat Ltd., for consideration of $34.3 million.

(b) Sponsor and Executive Investments

Apollo Management V, L.P., one of the former shareholders of Intelsat Holdings, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $39.5 million, $85.8 million and $6.7 million of revenue during the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 was $9.5 million. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million principal amount of the recently issued Intelsat Bermuda 11.25% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million principal amount of the 2017 Bermuda Senior Notes.

During the third quarter of 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million principal amount of the 2017 Bermuda Senior Notes and $650.0 million principal amount of the Intelsat Bermuda Senior PIK Election Notes due 2017. Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(c) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 8—Investments).

Note 18    Dividends

Prior to the closing of the Intelsat Acquisition Transactions on July 3, 2006, a substantial portion of the cash we generated in excess of our operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures was distributed to our stockholder, PanAmSat Holdco, for payment as a dividend to its stockholders. Upon completion of the Intelsat Acquisition Transactions, the prior dividend policy was suspended. We anticipate that we may pay dividends in the future in order to fund expenses and obligations, including interest and principal payments required under the terms of indebtedness, of our direct and indirect corporate parents. However, certain indentures and debt agreements governing our long-term debt limit our ability to pay dividends (see Note 10 – Long-Term Debt).

On March 16, 2006, our board of directors declared a dividend to PanAmSat Holdco of approximately $52.3 million, which was paid in April 2006. Also, in March 2006, we recorded dividends of $7.0 million related to amounts to be funded to PanAmSat Holdco for the payment of certain expenses, of which $1.5 million was paid in May 2006 and $5.5 million was paid in June 2006. On June 9, 2006, our board of directors declared a dividend to PanAmSat Holdco of $52.3 million, which was paid on June 29, 2006. Also, in June 2006, we recorded and paid dividends of $23.5 million related to amounts funded to Holdco for the payment of certain expenses related to the Intelsat Acquisition Transactions. On July 3, 2006, we recorded and paid dividends of $565.7 million resulting from the net proceeds of the issuance of the Corp 2016 Senior Notes, which were used to fund a portion of the cash consideration paid to PanAmSat Holdco’s shareholders pursuant to the Intelsat Merger Agreement. On December 14, 2006, we paid a dividend of approximately $52.2 million to PanAmSat Holdco to fund required interest payments under certain of PanAmSat Holdco’s indebtedness to an affiliate.

On June 8, 2007 and December 12, 2007, our board of directors declared dividends to Intelsat Holding Corporation of $4.7 million and $60.6 million, which were paid in June and December 2007, respectively.

On June 12, 2008, our board of directors declared dividends to Intelsat Holding Corporation of approximately $65.7 million, which were paid on June 13, 2008. On December 10, 2008, our board of directors declared dividends to Intelsat Holding Corporation of approximately $177.2 million, $164.7 million of which were paid in cash on December 11, 2008 and the remainder of which were used to satisfy an intercompany loan.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19    Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Intelsat Acquisition Transactions and the successor entity for periods following the Intelsat Acquisition Transactions.

	Predecessor Entity
	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$247,445	$261,585	$254,207	$276,960
Income from operations	82,180	109,121	86,331	93,889
Net Income	12,248	31,400	16,145	37,242

	Predecessor Entity	Successor Entity
	Period January 1 to January 31	Period February 1 to March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
2008
Revenue	$122,047	$175,916	$269,734	$272,841	$278,202
Income (loss) from operations	(9,037)	42,354	149,255	70,964	(274,023)
Net income (loss)	(19,390)	3,282	62,023	10,292	(217,092)

Our quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The quarterly results for the predecessor period January 1, 2008 to January 31, 2008 reflect the restructuring and transaction costs impact of $62.7 million directly related to the New Sponsors Acquisition Transactions. The quarter ended June 30, 2008 includes a $58.1 gain on undesignated interest rate swaps. The quarter ended December 31, 2008 includes $256.0 million related to the impairment of our orbital locations.

Note 20    Supplemental Consolidating Financial Information

2014 and 2016 Senior Notes

The Intelsat Corp 2014 Senior Notes, the New Intelsat Corp 2014 Senior Notes and the 9% Senior Notes due January 2016 and the Intelsat Corp 2016 Senior Notes are unconditionally guaranteed by certain of the our domestic subsidiaries. The following disclosures reflect our condensed consolidating financial information for the periods presented.

The Intelsat Corp 2014 Senior Notes, the New Intelsat Corp 2014 Senior Notes and the 9% Senior Notes due January 2016 and the Intelsat Corp 2016 Senior Notes are unsecured, and are, or will be, as the case may be, unconditionally guaranteed by each of its existing and certain subsequently acquired or organized domestic restricted subsidiaries. These subsidiaries are guarantors of the Intelsat Corp 2014 Senior Notes, the Intelsat Corp 2016 Senior Notes, the New Intelsat Corp 2014 Senior Notes and the 9% Senior Notes due January 2016. As a result, we are required to present condensed consolidating financial information for us and these domestic restricted subsidiaries within the notes to our consolidated financial statements in accordance with the criteria established for parent companies in Rule 3-10(f) of Regulation S-X.

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eliminations necessary to arrive at the information for us on a consolidated basis as of December 31, 2007 and December 31, 2008 and for the predecessor period January 1, 2006 to June 30, 2006, the predecessor period July 1, 2006 to December 31, 2006, the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008 and the successor period February 1, 2008 to December 31, 2008.

The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,918	$—	$12,341	$—	$52,259
Receivables, net	30,325	1,417	13,786	—	45,528
Due from affiliates	—	502,001	7,434	(392,861)	116,574
Deferred income taxes	39,767	—	795	—	40,562
Prepaid expenses and other current assets	33,163	73	606	(30)	33,812

Total current assets	143,173	503,491	34,962	(392,891)	288,735
Satellites and other property and equipment, net	374,604	1,973,794	104,487	—	2,452,885
Goodwill	3,340,169	—	—	—	3,340,169
Non-amortizable intangible assets	21,970	775,100	—	—	797,070
Amortizable intangible assets, net	6,140	538,485	—	—	544,625
Deferred charges and other assets, net	362,381	8,880	3,006	(197,560)	176,707
Intercompany loan receivable	158,800	—	—	(158,800)	—
Investment in affiliates and subsidiaries	3,014,653	—	—	(2,918,716)	95,937

Total assets	$7,421,890	$3,799,750	$142,455	$(3,667,967)	$7,696,128

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$86,861	$353	$1,064	$(30)	$88,248
Due to affiliates	372,900	—	—	(372,900)	—
Accrued interest payable	63,933	6,333	13,758	(19,961)	64,063
Current portion of long-term debt	89,051	—	—	—	89,051
Deferred satellite performance incentives	16,596	—	912	—	17,508
Deferred gains and revenue	51,928	280	346	—	52,554

Total current liabilities	681,269	6,966	16,080	(392,891)	311,424
Long-term debt, net of current portion	3,264,970	—	—	—	3,264,970
Intercompany loan payable	—	139,588	19,212	(158,800)	—
Deferred satellite performance incentives, net of current portion	96,760	—	5,590	—	102,350
Deferred revenue, net of current portion	27,640	1,828	—	—	29,468
Deferred income taxes	—	765,488	21,322	(197,560)	589,250
Accrued retirement benefits	167,960	—	—	—	167,960
Deferred credits and other long-term liabilities	343,286	47,198	217	—	390,701
Shareholder’s equity:
Other shareholder’s equity	2,840,005	2,838,682	80,034	(2,918,716)	2,840,005

Total liabilities and shareholder’s equity	$7,421,890	$3,799,750	$142,455	$(3,667,967)	$7,696,128

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO DECEMBER 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$792,305	$655,791	$44,056	$(728,297)	$763,855
Revenue from affiliates	232,838	—	—	—	232,838

Total revenue	1,025,143	655,791	44,056	(728,297)	996,693

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	819,844	58,558	3,113	(728,297)	153,218
Costs from affiliates	64,503	28,797	1,199	—	94,499
Selling, general and administrative expenses	93,604	434	5,598	—	99,636
Depreciation and amortization	32,619	273,272	13,521	—	319,412
Restructuring and transaction costs	1,926	—	—	—	1,926
Impairment of asset value	—	256,000	—	—	256,000
Loss on undesignated interest rate swaps	83,451	—	—	—	83,451

Total operating expenses	1,095,947	617,061	23,431	(728,297)	1,008,142

Income (loss) from operations	(70,804)	38,730	20,625	—	(11,449)
Interest expense (income), net	233,240	(14,140)	3,722	—	222,822
Subsidiary income	46,643	—	—	(46,643)	—
Other income (expense), net	8,061	(53)	(2,295)	—	5,713

Income (loss) before income taxes	(249,340)	52,817	14,608	(46,643)	(228,558)
Provision for (benefit from) income taxes	(107,845)	20,319	463	—	(87,063)

Net income	$(141,495)	$32,498	$14,145	$(46,643)	$(141,495)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$860,167	$708,444	$46,686	$(790,110)	$825,187
Revenue from affiliates	214,961	—	49	—	215,010

Total revenue	1,075,128	708,444	46,735	(790,110)	1,040,197

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	864,654	70,077	3,405	(790,110)	148,026
Costs from affiliates	38,269	34,354	1,481	—	74,104
Selling, general and administrative	116,569	985	6,285	—	123,839
Depreciation and amortization	35,317	257,856	9,059	—	302,232
Restructuring and transaction costs	8,699	—	77	—	8,776
Loss on undesignated interest rate swaps	11,699	—	—	—	11,699

Total operating expenses	1,075,207	363,272	20,307	(790,110)	668,676

Income (loss) from operations	(79)	345,172	26,428	—	371,521
Interest expense, net	209,678	43,006	4,775	—	257,459
Subsidiary income	217,845	—	—	(217,845)	—
Other income, net	2,255	25	1,515	—	3,795

Income before income taxes	10,343	302,191	23,168	(217,845)	117,857
Provision for (benefit from) income taxes	(86,692)	104,975	2,539	—	20,822

Net income	$97,035	$197,216	$20,629	$(217,845)	$97,035

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$446,977	$468,810	$17,022	$(495,945)	$436,864
Outright sales and sales-type leases	5,895	—	—	—	5,895

Total revenue	452,872	468,810	17,022	(495,945)	442,759

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	469,679	94,300	2,943	(495,945)	70,977
Cost of outright sales and sales-type leases	(1,943)	—	—	—	(1,943)
Selling, general and administrative	32,429	3,315	2,860	—	38,604
Depreciation and amortization	12,136	123,024	3,495	—	138,655
Restructuring and transaction costs	145,186	—	—	—	145,186
Gain on undesignated interest rate swaps	(23,140)	—	—	—	(23,140)

Total operating expenses	634,347	220,639	9,298	(495,945)	368,339

Income (loss) from operations	(181,475)	248,171	7,724	—	74,420
Interest expense (income), net	70,247	37,479	(125)	—	107,601
Subsidiary income	148,483	—	—	(148,483)	—
Other income (expense), net	(3,820)	311	1,401	—	(2,108)

Income (loss) before income taxes	(107,059)	211,003	9,250	(148,483)	(35,289)
Provision for (benefit from) income taxes	(63,763)	70,801	969	—	8,007

Net income (loss)	$(43,296)	$140,202	$8,281	$(148,483)	$(43,296)

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$410,663	$345,252	$22,958	$(359,179)	$419,694
Revenue from affiliates	102,653	—	—	—	102,653

Total revenue	513,316	345,252	22,958	(359,179)	522,347

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	389,649	55,629	5,021	(359,179)	91,120
Costs from affiliates	31,711	—	—	—	31,711
Selling, general and administrative	68,902	(250)	2,790	—	71,442
Depreciation and amortization	16,209	124,449	4,671	—	145,329
Restructuring and transaction costs	9,184	143	—	—	9,327
Loss on undesignated interest rate swaps	11,731	—	—	—	11,731

Total operating expenses	527,386	179,971	12,482	(359,179)	360,660

Income (loss) from operations	(14,070)	165,281	10,476	—	161,687
Interest expense, net	99,596	38,177	5,741	—	143,514
Subsidiary income	71,126	—	—	(71,126)	—
Other income, net	1,580	277	174	—	2,031

Income (loss) before income taxes	(40,960)	127,381	4,909	(71,126)	20,204
Provision for (benefit from) income taxes	(55,052)	62,248	(1,084)	—	6,112

Net income	$14,092	$65,133	$5,993	$(71,126)	$14,092

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO DECEMBER 31, 2008

(in thousands)

	Intelsat Corp	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$451,802	$53	$4,284	$—	$456,139

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(120,023)	—	—	—	(120,023)
Capital contributions to unconsolidated affiliates	(9,659)	—	—	—	(9,659)
Dividend from affiliates	7,915	—	—	(7,915)	—
Other investing activities	5,954	—	—	—	5,954

Net cash used in investing activities	(115,813)	—	—	(7,915)	(123,728)

Cash flows from financing activities:
Proceeds from issuance of long term debt	1,238,839	—	—	—	1,238,839
Repayments of long-term debt	(1,278,695)	—	—	—	(1,278,695)
Repayment of revolving credit facility	(66,101)				(66,101)
Proceeds from revolving credit facility	66,101	—	—	—	66,101
Debt issuance costs	(18,001)	—	—	—	(18,001)
Dividend to shareholders	(230,414)	—	(7,915)	7,915	(230,414)
Advances to affiliates	(12,000)	—	—	—	(12,000)
Repayments of funding of capital expenditures by customer	(30,862)	—	—	—	(30,862)
Payment of premium on early retirement of debt	(12,266)	—	—	—	(12,266)
Principal payments on deferred satellite performance incentives	(18,721)	—	(639)	—	(19,360)

Net cash used in financing activities	(362,120)	—	(8,554)	7,915	(362,759)

Effect of exchange rate changes on cash and cash equivalents	6	(53)	(2,294)	—	(2,341)
Net change in cash and cash equivalents	(26,125)	—	(6,564)	—	(32,689)
Cash and cash equivalents, beginning of period	66,043	—	18,905	—	84,948

Cash and cash equivalents, end of period	$39,918	$—	$12,341	$—	$52,259

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(279,746)	$750,383	$19,153	$—	$489,790

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(378,607)	—	—	—	(378,607)
Dividends from affiliates	759,418	—	—	(759,418)	—
Other investing activities	2,624	—	—	—	2,624

Net cash provided by investing activities	383,435	—	—	(759,418)	(375,983)

Cash flows from financing activities:
Repayments of long-term debt	(53,132)	—	—	—	(53,132)
New debt issuance costs	(2,172)	—	—	—	(2,172)
Dividends to shareholder	(65,324)	(750,408)	(9,010)	759,418	(65,324)
Repayments of funding of capital expenditures by customer	(41,282)	—	—	—	(41,282)
Principal payments on deferred satellite performance incentives	(13,087)	—	(381)	—	(13,468)

Net cash used in financing activities	(174,997)	(750,408)	(9,391)	759,418	(175,378)

Effect of exchange rate changes on cash and cash equivalents	(191)	25	1,489	—	1,323

Net change in cash and cash equivalents	(71,499)	—	11,251	—	(60,248)
Cash and cash equivalents, beginning of period	134,092	—	7,929	—	142,021

Cash and cash equivalents, end of period	$62,593	$—	$19,180	$—	$81,773

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2006 TO JULY 1, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$246,721	$1,910	$1,757	$—	$250,388

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(129,265)	—	—	—	(129,265)
Acquisitions, net of cash acquired	—	—	(5,543)	—	(5,543)
Loans to subsidiaries	(6,020)	—	—	6,020	—
Other investing activities	1,796	—	—	—	1,796

Net cash used in investing activities	(133,489)	—	(5,543)	6,020	(133,012)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	6,020	(6,020)	—
Repayments of long-term debt	(8,300)	—	—	—	(8,300)
Dividends to shareholder	(186,481)	—	—	—	(186,481)
Funding of capital expenditures by customer	30,172	—	—	—	30,172
Principal payments on deferred satellite performance incentives	(5,683)	—	—	—	(5,683)

Net cash provided by (used in) financing activities	(170,292)	—	6,020	(6,020)	(170,292)

Effect of exchange rate changes on cash and cash equivalents	27	—	—	—	27

Net change in cash and cash equivalents	(57,033)	1,910	2,234	—	(52,889)
Cash and cash equivalents, beginning of period	121,181	—	4,764	—	125,945

Cash and cash equivalents, end of period	$64,148	$1,910	$6,998	$—	$73,056

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JULY 1, 2006 TO DECEMBER 31, 2006

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$147,796	$21	$255	$—	$148,072

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(52,609)	(912)	—	—	(53,521)
Distribution from equity investment	1,394	—	—	—	1,394
Loans to subsidiaries	(15,762)	—	—	15,762	—
Acquisitions and divistitures, net of cash acquired/paid	72,653	(1,019)	(15,085)	—	56,549

Net cash provided by (used in) investing activities	5,676	(1,931)	(15,085)	15,762	4,422

Cash flows from financing activities:
Proceeds from issuance of long term debt	575,000	—	15,762	(15,762)	575,000
Repayments of long-term debt	(180)	—	—	—	(180)
New debt issuance costs	(28,602)	—	—	—	(28,602)
Dividends to shareholder	(617,872)	—	—	—	(617,872)
Funding of capital expenditures by customer	856	—	—	—	856
Repayments of funding of capital expenditures by customer	(6,260)	—	—	—	(6,260)
Principal payments on deferred satellite performance incentives	(6,430)	—	—	—	(6,430)

Net cash provided by (used in) financing activities	(83,488)	—	15,762	(15,762)	(83,488)

Effect of exchange rate changes on cash and cash equivalents	(41)	—	—	—	(41)

Net change in cash and cash equivalents	69,943	(1,910)	932	—	68,965
Cash and cash equivalents, beginning of period	64,148	1,910	6,998	—	73,056

Cash and cash equivalents, end of period	$134,091	$—	$7,930	$—	$142,021

(Certain totals may not add due to the effects of rounding)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Adjustments (1)		Balance at End of Period
Predecessor Period January 1, 2006 to July 1, 2006:
Allowance for doubtful accounts	$3,776	$329		$63	$(72)		$—	$4,096
Allowance for customer credits	$2,583	$—		$3,168	$(2,838)		$—	$2,913
Net investment in sales-type leases (for doubtful receivables)	$5,878	$(2,217)		$(231)	$—		$—	$3,430
Reserve for operating leases	$224	$(15)		$—	$—		$—	$209
Restructuring reserves	$5,687	$18,193		$1,314	$(826)		$—	$24,368

Predecessor Period July 1, 2006 to December 31, 2006:
Allowance for doubtful accounts	$4,096	$1,891		$(242)	$(2,958)		$2,719	$5,506
Allowance for customer credits	$2,913	$—		$1,757	$(1,059)		$(2,452)	$1,159
Net investment in sales-type leases (for doubtful receivables)	$3,430	$—		$—	$—		$(3,430)	$—
Reserve for operating leases	$209	$(15)		$—	$—		$—	$194
Restructuring reserves	$24,368	$9,327		$(822)	$(11,839)		$4,751	$25,785

Year ended December 31, 2007:
Allowance for doubtful accounts	$5,506	$6,560		$—	$(2,260)		$—	$9,806
Allowance for customer credits	$1,159	$—		$(1,159)	$—		$—	$—
Reserve for operating leases	$194	$(31)		$—	$—		$—	$163
Restructuring reserves	$25,785	$8,776		$591	$(22,662)	$		$12,490

Predecessor period January 1, 2008 to January 31, 2008:
Allowance for doubtful accounts	$9,806	$4,458		$—	$(11)		$—	$14,253
Reserve for operating leases	$163	$(3)		$—	$—		$—	$160
Restructuring reserves	$12,490	$(8)	$		$(3,116)		$—	$9,366

Fair value adjustments to restructuring reserve	$—	$—		$—	$—		$(576)	(576)

Successor period February 1, 2008 to December 31, 2008:
Allowance for doubtful accounts	$14,253	$(4,849)		$—	$(3,757)		$—	$5,647
Reserve for operating leases	$160	$(28)		$—	$—		$—	$132
Restructuring reserves	$8,790	$1,963		$—	$(4,823)		$—	$5,930

(1)	Adjustments to reflect change in allocation of the purchase price in connection with the Intelsat Acquisition Transactions.

S-1

Exhibit Index

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.2	Bylaws of Intelsat Corporation (incorporated herein by reference to Exhibit 3.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of Intelsat Corporation’s Current Report on Form 8-K, File No. 000-22531, filed on July 10, 2006).

3.4	Amended and Restated Bylaws of Intelsat Corporation (incorporated by reference to Exhibit 3.4 of Intelsat Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-22531, filed on March 21, 2008).

4.1	Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.2	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank Of New York (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.3	Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corporation, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein (incorporated herein by reference to Exhibit 4.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.5	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.6	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.7	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

Exhibit No.	Document Description
4.8	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation, the guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

4.9	Third Supplemental Indenture for the 9% Senior Notes due 2016, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

4.10	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.11	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.12	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.13	Fourth Supplemental Indenture for the 9% Senior Notes due 2016, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.14	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

10.1	Credit Agreement dated as of August 20, 2004, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

10.2	Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004 (incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation’s Registration Statement on Form S-4, File No. 333-121423, as filed on November 19, 2004).

10.3	Employment Agreement, dated as of June 28, 2006, between Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.38 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006.)

Exhibit No.	Document Description
10.4	Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.39 to Intelsat Intermediate Holding Company, Ltd.’s Amendment No. 1 to Registration Statement on Form S-4, File No. 333-136193, filed on August 4, 2006).

10.5	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.6	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.7	Amendment No. 1 to Credit Agreement, dated as of January 19, 2007, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 001-22531, filed on January 25, 2007).

10.8	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.9	Share Option Agreement, dated July 3, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.10	Form of Share Option Agreement under Intelsat Holdings, Ltd. 2005 Share Incentive Plan (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.11	Amendment, dated July 3, 2006, to Employment Agreement, dated as of June 28, 2006, by and among Intelsat Holdings, Ltd. and Joseph Wright, Jr. (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.12	Amendment, dated July 3, 2006, to Employment Agreement, dated as of May 18, 2006, by and among Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-50262, filed on November 14, 2006).

10.13	First Amendment and Acknowledgment, effective March 16, 2007, to Employment Agreement, dated as of May 18, 2006, between Intelsat Holdings, Ltd. and James Frownfelter (incorporated by reference to Exhibit 10.45 of Intelsat, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-50262, filed on April 2, 2007).

10.14	Amendment No. 2 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Corporation, the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

Exhibit No.	Document Description
10.15	Joinder Agreement, dated as of February 4, 2008, among Intelsat Corporation, Credit Suisse, Cayman Islands Branch, and the lenders a party thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.16	9 1/4% $658,119,030 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corp, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.17	9 1/4% $580,719,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corporation, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.18	Separation Agreement and Release, by and among Intelsat Global, Ltd., Intelsat Holdings, Ltd., Intelsat, Ltd. and Jeffrey P. Freimark, dated June 5, 2008 (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 6, 2008).

21.1	List of subsidiaries.*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.