Form 10-Q
period 2009-03-31
Intelsat CORP
filed 2009-05-13
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 11, 2009, 548 shares of our common stock were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “the “Company,” “we,” “us” and “our” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “Intelsat Acquisition Transactions” refers to the acquisition of Intelsat Holding Corporation by Intelsat Bermuda on July 3, 2006 and related transactions, (3) the term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (4) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited), (5) the term “Serafina” refers to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited), (6) the term “Intelsat Holdings” refers to Intelsat, Ltd.’s parent, Intelsat Holdings, Ltd., (7) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., Intermediate Holdco’s direct wholly-owned subsidiary, and (11) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions, as discussed under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,259	$83,225
Receivables, net of allowance of $5,647 in 2008 and $5,743 in 2009	45,528	54,017
Due from affiliates	116,574	123,539
Deferred income taxes	40,562	40,723
Prepaid expenses and other current assets	33,812	26,163

Total current assets	288,735	327,667
Satellites and other property and equipment, net	2,452,885	2,391,886
Goodwill	3,340,169	3,340,169
Non-amortizable intangible assets	797,070	652,970
Amortizable intangible assets, net	544,625	530,447
Deferred charges and other assets, net	272,644	270,774

Total assets	$7,696,128	$7,513,913

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,165	$42,855
Taxes payable	2,190	—
Employee related liabilities	36,893	20,393
Accrued interest payable	64,063	45,016
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	17,508	17,588
Deferred gains and revenue	52,554	39,653

Total current liabilities	311,424	254,556
Long-term debt, net of current portion	3,264,970	3,243,384
Deferred satellite performance incentives, net of current portion	102,350	98,414
Deferred revenue, net of current portion	29,468	45,092
Deferred income taxes	589,250	559,066
Accrued retirement benefits	167,960	168,801
Deferred credits and other long-term liabilities	390,701	371,737

Commitments and contingencies (see Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2007 and 2008	—	—
Paid-in capital	3,119,809	3,120,260
Accumulated deficit	(206,798)	(274,105)
Accumulated other comprehensive loss	(73,006)	(73,292)

Total shareholder’s equity	2,840,005	2,772,863

Total liabilities and shareholder’s equity	$7,696,128	$7,513,913

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Revenue:
Transponder services, satellite-related services and other	$71,026	$138,624	$222,443
Revenue from affiliates	51,021	37,292	61,834

Total revenue	122,047	175,916	284,277

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	25,320	51,036
Costs from affiliates	6,858	13,682	28,584
Selling, general and administrative	12,117	17,461	23,937
Depreciation and amortization	26,851	58,288	86,818
Transaction costs	62,675	—	—
Impairment of asset value	—	—	144,100
Loss on undesignated interest rate swaps	11,431	18,811	5,214

Total operating expenses	131,084	133,562	339,689

Income (loss) from operations	(9,037)	42,354	(55,412)
Interest expense, net	21,224	39,255	51,920
Other income, net	169	1,739	521

Income (loss) before income taxes	(30,092)	4,838	(106,811)
Provision for (benefit from) income taxes	(10,702)	1,556	(39,504)

Net income (loss)	$(19,390)	$3,282	$(67,307)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$(19,390)	$3,282	$(67,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,851	58,288	86,818
Impairment of asset value	—	—	144,100
Provision for doubtful accounts	4,458	(116)	279
Foreign currency transaction (gain) loss	(63)	749	227
Deferred income taxes	(27,756)	—	(52,773)
Gain on disposal of assets	—	—	(41)
Share-based compensation expense	61,844	269	451
Amortization of discount and issuance costs	156	1,316	2,795
(Gain) loss on undesignated interest rate swaps	11,748	19,108	(4,968)
Other non-cash items	113	38	(159)
Changes in operating assets and liabilities, net of effect of acquisition:
Receivables	(6,325)	9,482	(8,768)
Prepaid expenses and other assets	(14,586)	2,401	5,926
Accounts payable and accrued liabilities	12,524	(46,085)	(36,746)
Due from affiliates	(28,453)	(8,801)	(7,174)
Accrued retirement benefits	(72)	4	841
Deferred gains and revenue	17,075	3,836	420
Other long-term liabilities	19,876	78	14,700

Net cash provided by operating activities	58,000	43,849	78,621

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	(22,735)	(16,684)
Proceeds from sale of other property and equipment	—	—	294
Capital contribution to unconsolidated affiliates	—	(3,554)	(6,105)
Other investing activities	—	—	1,187

Net cash used in investing activities	(14,484)	(26,289)	(21,308)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	—	(22,263)
Proceeds from issuance of long-term debt	150,000	—	—
Repayments of funding of capital expenditures by customer	—	(9,362)	—
Principal payments on deferred satellite performance incentives	(1,246)	(2,702)	(3,857)

Net cash used in financing activities	(14,231)	(12,064)	(26,120)

Effect of exchange rate changes on cash and cash equivalents	63	(749)	(227)

Net change in cash and cash equivalents	29,348	4,747	30,966
Cash and cash equivalents, beginning of period	81,773	84,958	52,259

Cash and cash equivalents, end of period	$111,121	$89,705	$83,225

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19,225	$50,837	$66,877
Income taxes paid, net	379	191	2,448
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,898	$1,096	$1,167

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation and its subsidiaries (“Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission (“SEC”). The term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, referred to as the Intelsat Acquisition Transactions. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corp” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd. (“Intelsat Holdings”), the parent of Intelsat, Ltd., for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings is referred to as the New Sponsors Acquisition. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

Although the effective date of the New Sponsors Acquisition was February 4, 2008, due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008, except for acquisition transactions costs, which are recorded within the predecessor period of January 1, 2008 to January 31, 2008.

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our undesignated interest rate swaps, the put option embedded derivative, the redeemable noncontrolling interest, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased, there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states as the objective of fair value measurement which is to reflect how much an asset would be sold for in an orderly transaction, as opposed to a distressed or forced transaction at the date of the financial statements under current market conditions. Specifically, FSP No. FAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Additionally, FSP No. FAS 157-4 requires enhanced disclosures. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of FSP No. FAS 157-4 and the impact, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires issuers to disclose on a quarterly basis qualitative and quantitative information about fair value estimates for all financial instruments not measured or reflected on the balance sheet at fair value. Previously, the disclosure requirement was limited to an annual basis. FSP No. FAS 107-1 and APB 28-1 will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP No. FAS 107-1 and APB 28-1 and provide the additional disclosure requirements during the second quarter of 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair-value

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Note 2    Fair Value Measurements

SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

The fair value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$6,451	$6,451	$—	$—

Total assets	$6,451	$6,451	$—	$—

Liabilities
Undesignated interest rate swaps	$88,217	$—	$88,217	$—

Total liabilities	$88,217	$—	$88,217	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the three months ended March 31, 2009, our rights to operate at orbital locations were written down to their estimated fair value of $631.0 million from their aggregate carrying value of $775.1 million as of December 31, 2008, which was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. The 2005 Share Plan permitted granting of awards in the form of incentive share options, nonqualified share options, restricted shares, restricted share units, share appreciation rights, phantom shares and performance awards. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares, with 7/60 of such shares vesting on August 1, 2005 and the remainder vesting in fifty-three equal monthly installments of 1/60 of the shares per month beginning September 1, 2005. A portion of the shares awarded were performance shares that vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding restricted performance shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. We recognized $0.3 million, and $0.5 million as compensation expense for these restricted share grants during the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

A summary of the changes in Intelsat Global’s non-vested restricted shares during the three months ended March 31, 2009 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted shares:
Non-vested restricted shares outstanding as of January 1, 2009	34,990	$0.54
Restricted shares forfeited and repurchased at par value	(12,178)	0.54
Vested	(6,045)	0.54

Total non-vested restricted shares at March 31, 2009	16,767	$0.54

The non-vested restricted shares had a remaining weighted average vesting period of 10 months.

(b) Share-Based Compensation Arrangements Under the 2005 Share Plan

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which would permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new options of Intelsat Global, but as of March 31, 2009 continued to be subject to certain repurchase features and thus continued to be deemed not granted under SFAS No. 123(R).

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

We maintain a noncontributory defined benefit retirement plan covering substantially all employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees, as well as to employees hired prior to January 1, 2004 who meet certain criteria.

Concurrent with Intelsat’s privatization in 2001, the defined benefit retirement plan became subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status.

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, will be determined based upon market conditions in effect when we complete our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will not be required to make any additional contributions during 2009. However, as a result of the recent decline in value of our defined benefit retirement plan assets, we currently anticipate significant funding in future years.

Included in accumulated other comprehensive loss at March 31, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $113.0 million ($71.4 million, net of tax).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Service cost	$217	$414	$694
Interest cost	1,621	3,376	5,176
Expected return on plan assets	(2,014)	(3,850)	(5,143)
Amortization of unrecognized prior service cost	(26)	—	(43)
Amortization of unrecognized net loss	18	—	—

Net periodic (benefit) costs	$(184)	$(60)	$684

Net periodic other postretirement benefit costs included the following components (in thousands):

	Other Postretirement Benefits
	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
Service cost	$55	$100	$136
Interest cost	43	85	133
Amortization of unrecognized net gain	(18)	—	—

Total costs	$80	$185	$269

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.4 million, $1.0 million and $1.4 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008, and the three months ended March 31, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
Satellites and launch vehicles	$2,495,231	$2,486,827
Information systems and ground segment	126,779	131,583
Buildings and other	94,318	94,518

Total cost	2,716,328	2,712,928
Less: accumulated depreciation	(263,443)	(321,042)

Total	$2,452,885	$2,391,886

Satellites and other property and equipment, net as of December 31, 2008 and March 31, 2009 included construction-in-progress of $194.1 million and $201.6 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $1.9 million, $4.4 million and $3.3 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

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

Note 6    Investments

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 and Horizons-2. We provide certain services to the joint venture and utilize capacity from the joint venture.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was $0.02 million, $0.03 million and $0.04 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The investment balance of $15.7 million and $14.9 million as of December 31, 2008 and March 31, 2009, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recorded expenses of $0.3 million, $0.6 million and $0.9 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.1 million and $0.2 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $2.3 million and $3.8 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The payable due to JSAT was $2.0 million and $2.4 million as of December 31, 2008 and March 31, 2009, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite (“Horizons–2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $160.8 million as of March 31, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.06 million and $0.09 million for the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. As of December 31, 2008 and March 31, 2009, the investment balance of $79.2 million and $79.0 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in each of March 2008 and March 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and March 31, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and March 31, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.2 million during each of the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009. During the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recorded expenses of $1.2 million and $1.8 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $0.8 million and $2.1 million for the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The amount payable to JSAT was $0.7 million and $1.9 million as of December 31, 2008 and March 31, 2009, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
Goodwill	$3,340,169	$3,340,169
Trade name	21,970	21,970
Orbital locations	775,100	631,000

We determine the estimated fair value of our rights to operate at orbital locations using the build up method as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $144.1 million during the three months ended March 31, 2009.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(54,105)	$340,865	$394,970	$(67,363)	$327,607
Customer relationships	204,920	(1,160)	203,760	204,920	(2,080)	202,840

Total	$599,890	$(55,265)	$544,625	$599,890	$(69,443)	$530,447

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $4.4 million, $9.8 million and $14.2 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

Note 8    Long-Term Debt

The carrying amounts of notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2008	As of March 31, 2009
Senior Secured Credit Facilities due January 2014	$1,751,260	$1,746,792
Unamortized discount on Senior Secured Credit Facilities	(13,052)	(12,499)
Senior Secured Credit Facilities due July 2012	275,830	258,035
9% Senior Notes due August 2014	1,016	1,016
9.25% Senior Notes due August 2014	658,119	658,119
9% Senior Notes due January 2016	10	10
9.25% Senior Notes due June 2016	580,720	580,720
6.875% Secured Senior Debentures due January 2028	125,000	125,000
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	(24,758)

Total Intelsat Corp long-term debt	3,354,021	3,332,435

Less: current portion of long-term debt	89,051	89,051

Total long-term debt, excluding current portion	$3,264,970	$3,243,384

Intelsat Corp Senior Secured Credit Facilities

No amounts were outstanding under our revolving credit facility as of March 31, 2009; however, we had outstanding letters of credit of $2.1 million under the revolver portion of our senior secured credit facility. The remaining availability under our revolving senior secured credit facility at March 31, 2009 was $152.2 million (net of standby letters of credit) assuming that the one of the lenders, representing approximately 12% of the lender commitments under our revolving credit facility, equivalent to approximately $20.8 million of the availability as of March 31, 2009, would not provide any funds in response to a borrowing request. Under the terms of the credit agreements governing the senior secured credit facilities of Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), an indirect wholly-owned subsidiary of Intelsat, Ltd., and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facility.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of March 31, 2009, we held interest rate swaps with an aggregate notional amount of $1.9 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Interbank Offered Rate and pay a fixed rate of interest.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

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

All of these interest rate swaps were undesignated as of March 31, 2009. The swaps have been marked-to-market with any change in fair value recorded within loss on undesignated interest rate swaps in our condensed consolidated statements of operations.

As of December 31, 2008 and March 31, 2009, $1.7 million and $2.1 million was included in other current liabilities, respectively, and $91.0 million and $86.1 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

The following tabular presentation sets forth the fair value of our derivatives by category as of March 31, 2009 (in thousands):

		Asset Derivative	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at March 31, 2009
Undesignated interest rate swaps (a)	Other long-term liabilities	$18,470	$104,538
Undesignated interest rate swaps	Other current liabilities	—	2,149

Total derivatives		$18,470	$106,687

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $18.5 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2009 (in thousands):

Derivatives not designated as hedging instruments	Location of Loss from Derivative	Three Months Ended March 31, 2009
Undesignated interest rate swaps	Loss on undesignated interest rate swaps	$5,214

Total derivatives		$5,214

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 10    Income Taxes

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

As of both December 31, 2008 and March 31, 2009, our gross unrecognized tax benefits were $51.3 million (including interest and penalties), of which $35.5 million, if recognized, would affect our effective tax rate. As of March 31, 2009, we had recorded reserves for interest and penalties of $1.6 million. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, there was no change in the balance of unrecognized benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

During the third quarter of 2008, the Internal Revenue Service began an audit of us for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate either the length of the audit or the probability of any adjustments.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and March 31, 2009, we recorded tax indemnification receivables of $5.9 million and $6.5 million, respectively.

On October 25, 2007, we were notified by The DIRECTV Group that the Internal Revenue Service had begun a federal income tax return audit for the period beginning December 23, 2003 and ending December 31, 2005. As mentioned above, under the terms of the tax separation agreement with The DIRECTV Group, certain federal income taxes are fully indemnified by The DIRECTV Group for periods through August 20, 2004.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 11    Restructuring and Transaction Costs

Our restructuring and transaction costs include historical facilities restructuring plans and management-approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition.

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions which includes the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also approved a plan in 2002 to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $5.1 million as of December 31, 2008 and March 31, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. A workforce restructuring liability of $0.4 million and $0.1 million as of December 31, 2008 and March 31, 2009, respectively, was included in employee related liabilities in the condensed consolidated balance sheets and the remaining liability at March 31, 2009 is expected to be paid in 2009.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(0.4)	(0.3)	(0.7)

Balance at March 31, 2009	$5.1	$0.1	$5.2

No additional costs related to the facilities restructuring plan or the workforce restructuring plan are expected to be incurred.

Note 12    Contingencies

(a) Litigation and Claims

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

(b) Other

Boeing Satellite Systems, Inc. has security interests in certain transponders on the IS-2, IS-3R, IS-4 and IS-5 satellites to secure incentive payments owed by us pursuant to satellite construction contracts.

Note 13    Business and Geographic Segment Information

We operate in a single industry segment, in which we provide satellite services to our communications customers around the world. Revenue by region is based on the locations of customers to which services are billed. Revenue from affiliates is included in the North America region. Our satellites are in geosynchronous orbit, and consequently are not attributable to any geographic location. Of our remaining assets, substantially all are located in the United States.

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2009
North America	78%	70%	75%
Latin America and Caribbean	9%	11%	8%
Africa and Middle East	6%	8%	7%
Asia Pacific	4%	6%	6%
Europe	3%	5%	4%

Approximately 18%, 14% and 11% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively. The ten largest customers accounted for approximately 50%, 47% and 48% of our transponder services, satellite-related services and other revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, respectively.

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to March 31, 2008		Three Months Ended March 31, 2009
	(in thousands, except percentages)
Transponder services	$64,406	53%	$123,652	70%	$177,879	63%
Managed services	4,437	4%	8,916	5%	15,010	5%
Mobile satellite services and other	2,183	2%	6,056	4%	29,554	10%

Subtotal	71,026	59%	138,624	79%	222,443	78%
Revenue from affiliates	51,021	41%	37,292	21%	61,834	22%

Total	$122,047	100%	$175,916	100%	$284,277	100%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 14    Related Party Transactions

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

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recorded revenue of $6.9 million, $15.8 million and $35.8 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we also recorded revenue of $44.1 million, $21.5 million and $26.0 million, respectively, related to services provided by us to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recognized $2.3 million, $6.4 million and $16.4 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009, we recognized $4.6 million, $7.3 million and $12.2 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2008 and March 31, 2009, we had a net receivable of $116.6 million and $123.5 million from subsidiaries of Intelsat Holdings, respectively.

We have agreed to provide sales and marketing services, engineering and administrative support services, and to perform satellite-related consulting and technical services for New Dawn Satellite Company Ltd (“New Dawn”), a Mauritius company in which Intelsat, Ltd. and its subsidiaries have a 74.9% indirect ownership interest and Convergence Partners has a 25.1% noncontrolling ownership interest. The services include the provision of program management services with respect to satellite and launch vehicle construction programs as well as TT&C services for a new satellite to be built for and operated by New Dawn. In addition, for a fee of $15.0 million together with assumption of continuing payment obligations, we assigned New Dawn a launch service contract to provide for the launch of its Intelsat New Dawn satellite. No revenue from affiliates has been recognized to date.

(b) Sponsor and Executive Investments

Apollo Management V, L.P., one of our former sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $6.7 million of revenue during the predecessor period January 1, 2008 to January 31,

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

2008 for satellite capacity and other services provided to HNS. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of Intelsat Bermuda’s 11.25% Senior Notes due 2017 (the “2017 Bermuda Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Bermuda Senior Notes.

Also during 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million original principal amount of Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017 (the “2017 Bermuda PIK Notes”). Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the 2017 Bermuda PIK Notes were purchased.

(c) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

Note 15    Subsequent Events

On May 6, 2009, Intelsat Global and Intelsat entered into an amendment and acknowledgement with respect to their existing employment agreement with Intelsat’s Chief Executive Officer, David McGlade, and new employment agreements with Michael McDonnell and Phillip Spector, Intelsat’s Executive Vice President and Chief Financial Officer and Executive Vice President and General Counsel, respectively. On May 8, 2009, Intelsat Global also entered into letter agreements providing for severance benefits to Stephen Spengler, Executive Vice President Sales and Marketing of Intelsat Corp, and Thierry Guillemin, Senior Vice President and Chief Technology Officer of Intelsat Corp. On May 6, 2009, the Board of Directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), with an effective date of February 4, 2008. The 2008 Share Plan provides for a variety of equity-based awards with respect to Intelsat Global’s Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Intelsat Global’s Class B common shares, par value U.S. $0.001 per share (the “Class B Shares”). On May 6, 2009, Messrs. McGlade and Spector purchased Class A Shares pursuant to subscription agreements with Intelsat Global. On May 6, 2009, Intelsat Global also made a series of equity awards, including grants of Class A Shares, Class B Shares and options to purchase Class A Shares, and amended the terms of certain pre-existing awards of Class A Shares, to Messrs. McGlade, McDonnell, Spector, Spengler and Guillemin, pursuant to a variety of agreements under the 2008 Share Plan. In the aggregate, a total of 707,351 options to purchase Class A Shares and 900,249 Class B Shares were granted to employees of Intelsat Global and its subsidiaries. On May 8, 2009, Intelsat Global made a series of additional such awards to other executive officers, key members of management and employees of Intelsat Global and its subsidiaries, and amended the terms of certain pre-existing awards of Class A shares and options to purchase Class A shares, pursuant to other agreements under the 2008 Share Plan. All recipients of these various equity awards also entered into a management shareholders agreement with Intelsat Global and certain other shareholders of Intelsat Global that governs the terms of ownership of the equity held by such individuals.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2009

Note 16    Supplemental Consolidating Financial Information

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

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Intelsat Corp, the guarantor subsidiaries, the non-guarantor subsidiaries and the eliminations necessary to arrive at the information for us on a consolidated basis as of March 31, 2009 and December 31, 2008, for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to March 31, 2008 and the three months ended March 31, 2009.

The elimination entries primarily relate to the elimination of investments in subsidiaries and intercompany balances and transactions.

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$71,396	$—	$11,829	$—	$83,225
Receivables, net	50,283	937	2,797	—	54,017
Due from affiliates	—	695,404	4,933	(576,798)	123,539
Deferred income taxes	39,929	—	794	—	40,723
Prepaid expenses and other current assets	22,749	63	3,689	(338)	26,163

Total current assets	184,357	696,404	24,042	(577,136)	327,667
Satellites and other property and equipment, net	379,288	1,911,798	100,800	—	2,391,886
Goodwill	3,340,169	—	—	—	3,340,169
Non-amortizable intangible assets	21,970	631,000	—	—	652,970
Amortizable intangible assets, net	5,804	524,643	—	—	530,447
Deferred charges and other assets, net	361,715	8,869	2,884	(197,576)	175,892
Intercompany loan receivable	152,118	—	—	(152,118)	—
Investment in affiliates and subsidiaries	2,981,767	—	—	(2,886,885)	94,882

Total assets	$7,427,188	$3,772,714	$127,726	$(3,813,715)	$7,513,913

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,064	$661	$861	$(338)	$63,248
Due to affiliates	559,737	—	—	(559,737)	—
Accrued interest payable	44,758	3,098	14,221	(17,061)	45,016
Current portion of long-term debt	89,051	—	—	—	89,051
Deferred satellite performance incentives	16,482	—	1,106	—	17,588
Deferred gains and revenue	39,221	238	194	—	39,653

Total current liabilities	811,313	3,997	16,382	(577,136)	254,556
Long-term debt, net of current portion	3,243,384	—	—	—	3,243,384
Intercompany loan payable	—	139,588	12,530	(152,118)	—
Deferred satellite performance incentives, net of current portion	93,081	—	5,333	—	98,414
Deferred revenue, net of current portion	43,218	1,874	—	—	45,092
Deferred income taxes	—	735,320	21,322	(197,576)	559,066
Accrued retirement benefits	168,801	—	—	—	168,801
Deferred credits and other long-term liabilities	294,528	76,990	219	—	371,737
Shareholder’s equity:
Other shareholder’s equity	2,772,863	2,814,945	71,940	(2,886,885)	2,772,863

Total liabilities and shareholder’s equity	$7,427,188	$3,772,714	$127,726	$(3,813,715)	$7,513,913

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$240,806	$194,252	$(1,189)	$(211,426)	$222,443
Revenue from affiliates	61,834	—	—	—	61,834

Total revenue	302,640	194,252	(1,189)	(211,426)	284,277

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	248,967	12,632	863	(211,426)	51,036
Costs from affiliates	20,597	7,657	330	—	28,584
Selling, general and administrative	21,950	94	1,893	—	23,937
Depreciation and amortization	7,228	75,902	3,688		86,818
Impairment of asset value	—	144,100	—	—	144,100
Loss on undesignated interest rate swaps	5,214	—	—	—	5,214

Total operating expenses	303,956	240,385	6,774	(211,426)	339,689

Loss from operations	(1,316)	(46,133)	(7,963)	—	(55,412)
Interest expense (income), net	56,433	(4,907)	394	—	51,920
Subsidiary loss	(29,558)	—	—	29,558	—
Other income (expense), net	725	(9)	(195)	—	521

Loss before income taxes	(86,582)	(41,235)	(8,552)	29,558	(106,811)
Benefit from income taxes	(19,275)	(17,497)	(2,732)	—	(39,504)

Net loss	$(67,307)	$(23,738)	$(5,820)	$29,558	$(67,307)

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

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Transponder services, satellite-related services and other	$144,053	$121,897	$9,356	$(136,682)	$138,624
Revenue from affiliates	37,292	—	—	—	37,292

Total revenue	181,345	121,897	9,356	(136,682)	175,916

Operating costs and expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	151,050	10,401	551	(136,682)	25,320
Costs from affiliates	9,051	4,444	187	—	13,682
Selling, general and administrative expenses	14,893	168	2,400	—	17,461
Depreciation and amortization	7,377	48,446	2,465	—	58,288
Loss on undesignated interest rate swaps	18,811	—	—	—	18,811

Total operating expenses	201,182	63,459	5,603	(136,682)	133,562

Income (loss) from operations	(19,837)	58,438	3,753	—	42,354
Interest expense (income), net	39,858	(1,537)	934	—	39,255
Subsidiary income	40,925	—	—	(40,925)	—
Other income (expense), net	869	(15)	885	—	1,739

Income (loss) before income taxes	(17,901)	59,960	3,704	(40,925)	4,838
Provision for (benefit from) income taxes	(21,183)	21,341	1,398	—	1,556

Net income	$3,282	$38,619	$2,306	$(40,925)	$3,282

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$76,572	$92	$1,957	$—	$78,621

Cash flows from investing activities:
Payments for satellites and other property and equipment	(16,600)	(84)	—	—	(16,684)
Proceeds from sale of other property and equipment	294	—	—	—	294
Capital contribution to unconsolidated affiliates	(6,105)	—	—	—	(6,105)
Dividend from affiliates	2,274	—	—	(2,274)	—
Other investing activities	1,187	—	—	—	1,187

Net cash used in investing activities	(18,950)	(84)	—	(2,274)	(21,308)

Cash flows from financing activities:
Repayments of long-term debt	(22,263)	—	—	—	(22,263)
Dividend to shareholder	—	—	(2,274)	2,274	—
Principal payments on deferred satellite performance incentives	(3,857)	—	—	—	(3,857)

Net cash used in financing activities	(26,120)	—	(2,274)	2,274	(26,120)

Effect of exchange rate changes on cash and cash equivalents	(24)	(8)	(195)	—	(227)
Net change in cash and cash equivalents	31,478	—	(512)	—	30,966
Cash and cash equivalents, beginning of period	39,918	—	12,341	—	52,259

Cash and cash equivalents, end of period	$71,396	$—	$11,829	$—	$83,225

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 TO JANUARY 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$52,767	$—	$5,233	$—	$58,000

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	—	—	—	(14,484)
Dividends from affiliates	5,511	—	—	(5,511)	—

Net cash used in investing activities	(8,973)	—	—	(5,511)	(14,484)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	—	—	—	(162,985)
Proceeds from issuance of long-term debt	150,000	—	—	—	150,000
Dividends to shareholder	—	—	(5,511)	5,511	—
Principal payments on deferred satellite performance incentives	(1,246)	—	—	—	(1,246)

Net cash used in financing activities	(14,231)	—	(5,511)	5,511	(14,231)

Effect of exchange rate changes on cash and cash equivalents	59	—	4	—	63

Net change in cash and cash equivalents	29,622	—	(274)	—	29,348
Cash and cash equivalents, beginning of period	62,593	—	19,180	—	81,773

Cash and cash equivalents, end of period	$92,215	$—	$18,906	$—	$111,121

(Certain totals may not add due to the effects of rounding)

INTELSAT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FEBRUARY 1, 2008 TO MARCH 31, 2008

(in thousands)

	Intelsat Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$30,904	$12	$12,933	$—	$43,849

Cash flows from investing activities:
Payments for satellites and other property and equipment	(22,735)	—	—	—	(22,735)
Capital contribution to unconsolidated affiliates	(3,554)	—	—	—	(3,554)

Net cash used in investing activities	(26,289)	—	—	—	(26,289)

Cash flows from financing activities:
Repayments of funding of capital expenditures by customer	(9,362)	—	—	—	(9,362)
Principal payments on deferred satellite performance incentives	(2,568)	—	(134)	—	(2,702)

Net cash used in financing activities	(11,930)	—	(134)	—	(12,064)

Effect of exchange rate changes on cash and cash equivalents	123	15	(887)	—	(749)

Net change in cash and cash equivalents	(7,192)	27	11,912	—	4,747
Cash and cash equivalents, beginning of period	66,053	—	18,905	—	84,958

Cash and cash equivalents, end of period	$58,861	$27	$30,817	$—	$89,705

(Certain totals may not add due to the effects of rounding)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate as a fully integrated subsidiary of Intelsat, Ltd., our indirect parent. We provide service on a global fleet of 24 satellites that are integrated with 27 other satellites owned by other subsidiaries of Intelsat, Ltd. for a combined fleet of 51 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers. Our combined company has one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

Impact of the New Sponsors Acquisition Transactions

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion. The former shareholders of Intelsat Holdings (other than management) sold 100% of their equity interests in Intelsat Holdings. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. on February 8, 2008).

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

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, we and Intelsat Sub Holdco entered into amendments to our respective existing senior secured credit facilities, and we entered into a joinder agreement to our existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed pursuant to their terms all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. As of March 31, 2009, these exchange share grants continued to be subject to certain repurchase features and thus continued to be deemed not granted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs in our condensed consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings.

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

Results of Operations

Combined Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined three months ended March 31, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to March 31, 2008. As such, the reported results of operations for the combined three months ended March 31, 2008 are not necessarily comparable to the three months ended March 31, 2009, primarily due to transaction costs, higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to March 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the three months ended March 31, 2009 compared to the combined three months ended March 31, 2008. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

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

The following table sets forth our comparative statements of operations for the combined three months ended March 31, 2008 and the three months ended March 31, 2009, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

			Three Months Ended March 31, 2009 Compared to Combined Three Months Ended March 31, 2008
	Combined
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$209,650	$222,443	$12,793	6%
Revenue from affiliates	88,313	61,834	(26,479)	(30)

Total revenue	297,963	284,277	(13,686)	(5)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	36,472	51,036	14,564	40
Costs from affiliates	20,540	28,584	8,044	39
Selling, general and administrative	29,578	23,937	(5,641)	(19)
Depreciation and amortization	85,139	86,818	1,679	2
Transaction costs	62,675	—	(62,675)	(100)
Impairment of asset value	—	144,100	144,100	NM
Loss on undesignated interest rate swaps	30,242	5,214	(25,028)	(83)

Total operating expenses	264,646	339,689	75,043	28

Income (loss) from operations	33,317	(55,412)	(88,729)	NM
Interest expense, net	60,479	51,920	(8,559)	(14)
Other income, net	1,908	521	(1,387)	(73)

Loss from operations before income taxes	(25,254)	(106,811)	(81,557)	NM
Benefit from income taxes	(9,146)	(39,504)	(30,358)	NM

Net loss	$(16,108)	$(67,307)	$(51,199)	NM %

Income (Loss) from Operations

Our income (loss) from operations decreased by $88.7 million from income of $33.3 million for the combined three months ended March 31, 2008 to a loss of $55.4 million for the three months ended March 31, 2009. The quarter-over-quarter comparison of our financial results was affected by certain material pre-tax items as discussed below:

•

a $144.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process; partially offset by

•	$62.7 million in transaction costs incurred in the first quarter of 2008 upon consummation of the New Sponsors Acquisition, with no such costs in the first quarter of 2009, and

•

a $25.0 million decrease in loss on our undesignated interest rate swaps. The $5.2 million loss on undesignated interest rate swaps for the three months ended March 31, 2009 included $10.2 million in net interest expense, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, partially offset by a $5.0 million increase in fair value as a result of marking-to-market.

Revenue

The following table sets forth our comparative revenue by service type for the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to March 31, 2008, the combined three months ended March 31, 2008, and the three months ended March 31, 2009 with the increase (decrease) and percentage changes, except those deemed not meaningful, between the combined three months ended March 31, 2008 and the three months ended March 31, 2009:

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Increase (Decrease)	Percentage Change
Transponder services	$64,406	$123,652	$188,058	$177,879	$(10,179)	(5)%
Managed services	4,437	8,916	13,353	15,010	1,657	12
Mobile satellite services and other	2,183	6,056	8,239	29,554	21,315	NM

Subtotal	71,026	138,624	209,650	222,443	12,793	6
Revenue from affiliates	51,021	37,292	88,313	61,834	(26,479)	(30)

Total	$122,047	$175,916	$297,963	$284,277	$(13,686)	(5)%

Revenue from external customers for the three months ended March 31, 2009 increased by $12.8 million, or 6%, as compared to the combined three months ended March 31, 2008. Our revenue increased primarily due to new business, strong renewals, expansion of existing contracts and improved contract terms in both managed services and mobile satellite services and other. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $10.2 million due to a decrease in revenue from media customers of $14.9 million, partially offset by an increase of $4.7 million in revenue from network services customers, due primarily to new services and renewals for customers in the Latin America and Caribbean and the North America regions.

•

Managed services—an aggregate increase of $1.7 million primarily due to an increase in revenue from managed video solutions of $1.3 million, primarily in the North America and the Africa and Middle East regions, an increase in revenue from network services customers of $1.6 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the North America and the Africa and Middle East regions, partially offset by a $0.8 million decrease in revenue from occasional video services for our media customers, primarily in the North America and the Latin America and Caribbean regions, and a $0.5 million decrease in revenue from managed network solutions services for customers in the North America region.

•

Mobile satellite services and other—an aggregate increase of $21.3 million largely due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including the completion of a re-sale of a launch vehicle during the first quarter of 2009.

Revenue from affiliates for the three months ended March 31, 2009 decreased by $26.5 million, or 30% as compared to the combined three months ended March 31, 2008. This decrease was due to revenue related to intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the Master Intercompany Services Agreement (“MISA”), which was entered into in connection with the Intelsat Acquisition Transactions. The revenue earned from the MISA in the combined three months ended March 31, 2008 was significantly higher than in other periods due to the increased costs incurred with the sale or cancellation of restricted shares and SCAs in connection with the New Sponsors Acquisition Transactions during the combined three months ended March 31, 2008.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $14.6 million, or 40%, to $51.0 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The increase was primarily due to an increase of $15.1 million in cost of sales related to increased revenues for our satellite-related services business, including the completion of a re-sale of a launch vehicle.

Costs from Affiliates

Costs from affiliates increased by $8.0 million, or 39%, to $28.6 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. This increase was due to costs recorded during the three months ended March 31, 2009 primarily for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $5.6 million, or 19%, to $23.9 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The decrease was primarily due to:

•	a decrease in bad debt expense of $4.1 million due to improved collections during the first quarter of 2009; and

•	a decrease in professional fees of $2.1 million as a result of higher fees incurred in the first quarter of 2008 related to the New Sponsors Acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.7 million, or 2%, to $86.8 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. The increase was primarily due to:

•	an increase of $3.2 million in depreciation expense resulting from the impact of a satellite placed into service during the second quarter of 2008;

•

an increase of $1.1 million in depreciation and amortization expense primarily attributable to the write-up of our depreciable assets and amortizable assets to fair value upon the closing of the New Sponsors Acquisition; partially offset by

•	a net decrease of $2.7 million in depreciation expense due to changes in estimated useful lives and certain satellites, ground and other assets becoming fully depreciated in 2009.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $1.9 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes as discussed in Loss from Operations above. Interest expense, net decreased by $8.6 million, or 14%, to $51.9 million for the three months ended March 31, 2009 as compared to $60.5 million for the combined three months ended March 31, 2008. The decrease in interest expense, net was principally due to the following:

•	a decrease of $10.8 million due to lower interest rates on our variable rate debt in 2009 as compared to the first quarter of 2008; partially offset by

•	a decrease of $3.1 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $2.8 million for the three months ended March 31, 2009 which included $2.4 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $0.5 million for the three months ended March 31, 2009 as compared to $1.9 million for the combined three months ended March 31, 2008. The decrease of $1.4 million was primarily related to a $1.0 million increase in exchange rate losses, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, and a $0.5 million decrease in rental income.

Benefit from Income Taxes

Our benefit from income taxes was $9.1 million and $39.5 million for the combined three months ended March 31, 2008 and the three months ended March 31, 2009, respectively. The increase was principally due to a higher pre-tax loss during the three months ended March 31, 2009.

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

A reconciliation of net loss to EBITDA for the combined three months ended March 31, 2008 and the three months ended March 31, 2009 is as follows:

	Combined	Successor Entity
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Net loss	$(16,108)	$(67,307)
Add:
Interest expense, net	60,479	51,920
Benefit from income taxes	(9,146)	(39,504)
Depreciation and amortization	85,139	86,818

EBITDA	$120,364	$31,927

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Net cash provided by operating activities	$58,000	$43,849	$101,849	$78,621
Net cash used in investing activities	(14,484)	(26,289)	(40,773)	(21,308)
Net cash used in financing activities	(14,231)	(12,064)	(26,295)	(26,120)
Net change in cash and cash equivalents	29,348	4,747	34,095	30,966

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $78.6 million for the three months ended March 31, 2009 reflected a decrease of $23.2 million as compared to the combined three months ended March 31, 2008. The decreased cash flows from operating activities primarily resulted from a decrease in net income excluding non-cash items, a decrease in deferred revenue due to the recognition of revenue from the completion of the re-sale of a launch vehicle during the first quarter of 2009, partially offset by an increase in cash related to receivables from our affiliates in the first quarter of 2009 as compared to the first quarter of 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $19.5 million to $21.3 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. This decrease was primarily due to lower capital expenditures of $20.5 million associated with the timing of expenditures related to satellites under construction during the first quarter of 2009 as compared to the first quarter of 2008.

Net Cash Used in Financing Activities

Net cash used in financing activities declined by $0.2 million to $26.1 million for the three months ended March 31, 2009 as compared to the combined three months ended March 31, 2008. Financing activities in the first quarter of 2008 included the refinancing of $150.0 million of debt in connection with the New Sponsors Acquisition Transactions, repayment of capital expenditure funding by a customer of $9.4 million and repayment of other long-term debt of approximately $13.0 million. During the first quarter of 2009, our repayments on other long-term debt were $22.3 million.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which has resulted in a significant increase in its interest expense.

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

Intelsat Corp Senior Secured Credit Facility

As of March 31, 2009, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (“Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

In September 2008, we borrowed $66.1 million under the revolver portion of our senior secured credit facilities. One of the lenders (the “Defaulting Lender”), representing approximately 12% of the aggregate lender commitments under our revolving credit facilities, equivalent to approximately $20.8 million of the availability as of March 31, 2009, did not provide any funds in response to our September 2008 borrowing request. We repaid the amounts outstanding under the revolver portion of our senior secured credit facilities in full on December 29, 2008.

No amounts were outstanding under the revolving credit facility as of March 31, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million at such date, assuming that the Defaulting Lender would not provide any funds in response to a borrowing request.

New Sponsors Acquisition Financing

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

A reconciliation of net cash provided by operating activities to net loss to EBITDA to Intelsat Corp Adjusted EBITDA is as follows:

	Combined (1)	Successor Entity
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
	(in thousands)
Reconciliation of net cash provided by operating activities to net loss:
Net cash provided by operating activities	$101,849	$78,621
Depreciation and amortization	(85,139)	(86,818)
Impairment of asset value	—	(144,100)
Provision for doubtful accounts	(4,342)	(279)
Foreign currency transaction loss	(686)	(227)
Deferred income taxes	27,756	52,773
Gain on disposal of assets	—	41
Share-based compensation expense	(62,113)	(451)
Amortization of discount and issuance costs	(1,472)	(2,795)
Gain (loss) on undesignated interest rate swaps	(30,856)	4,968
Other non-cash items	(151)	159
Changes in operating assets and liabilities, net of acquired assets and liabilities	39,046	30,801

Intelsat Corp net loss:	(16,108)	(67,307)

Add:
Interest expense, net	60,479	51,920
Benefit from income taxes	(9,146)	(39,504)
Depreciation and amortization	85,139	86,818

EBITDA	120,364	31,927

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:

Add:
Transaction costs (2)	62,675	—
Impairment of asset value (3)	—	144,100
Loss on undesignated interest rate swaps (4)	30,242	5,214
Non-recurring and other non-cash items (5)	3,160	4,351

Intelsat Corp Adjusted EBITDA	$216,441	$185,592

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the three months ended March 31, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to March 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to March 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
(4)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(5)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded from Intelsat Corp Adjusted EBITDA by definition.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

No amounts were outstanding under our revolving credit facility as of March 31, 2009; however, we had aggregate outstanding letters of credit of $2.1 million outstanding under the revolver portion of our senior secured credit facilities. The remaining availability under our revolving senior secured credit facility at March 31, 2009 was $152.2 million (net of standby letters of credit) assuming the Defaulting Lender would not provide any funds in response to a borrowing request, as described above. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facilities.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 98% of our backlog as of March 31, 2009 related to contracts that either were non-cancelable or had substantial termination penalties. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $4.5 billion as of December 31, 2008 and March 31, 2009. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2009 were $16.7 million. Payments for satellites and other property and equipment exclude funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses. We have one satellite currently under construction with the launch planned in 2009.

We expect our 2009 total capital expenditures to range from approximately $215 million to $235 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, intercompany borrowings and borrowings under the revolving facilities of our senior secured credit facilities.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second joint satellite investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $160.8 million as of March 31, 2009, of which each of the joint venture partners is required to fund their 50% share beginning in March 2009.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in each of March 2008 and March 2009. We have entered into a security and pledge agreement with the third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and March 31, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and March 31, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased, there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states as the objective of fair value measurement which is to reflect how much an asset would be sold for in an orderly transaction, as opposed to a distressed or forced transaction at the date of the financial statements under current market conditions. Specifically, FSP No. FAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Additionally, FSP No. FAS 157-4 requires enhanced disclosures. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. We are currently evaluating the requirements of FSP No. FAS 157-4 and the impact, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires issuers to disclose on a quarterly basis qualitative and quantitative information about fair value estimates for all financial instruments not measured or reflected on the balance sheet at fair value. Previously, the disclosure requirement was limited to an annual basis. FSP No. FAS 107-1 and APB 28-1 will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We plan to adopt FSP No. FAS 107-1 and APB 28-1 and provide the additional disclosure requirements during the second quarter of 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair-value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. There have been no material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in Securities and Exchange Commission rules and forms. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: May 13, 2009	By	/s/ DAVID MCGLADE
David McGlade Chief Executive Officer