Form 10-Q
period 2009-06-30
Intelsat CORP
filed 2009-08-12
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, 548 shares of our common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,259	$135,058
Receivables, net of allowance of $5,647 in 2008 and $5,393 in 2009	45,528	54,466
Due from affiliates	116,574	131,976
Deferred income taxes	40,562	40,328
Prepaid expenses and other current assets	33,812	15,758

Total current assets	288,735	377,586
Satellites and other property and equipment, net	2,452,885	2,375,224
Goodwill	3,340,169	3,340,169
Non-amortizable intangible assets	797,070	652,970
Amortizable intangible assets, net	544,625	516,270
Deferred charges and other assets, net	272,644	188,821

Total assets	$7,696,128	$7,451,040

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,165	$55,112
Taxes payable	2,190	—
Employee related liabilities	36,893	24,132
Accrued interest payable	64,063	33,836
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	17,508	16,753
Deferred revenue	47,916	14,474
Other current liabilities	4,638	6,408

Total current liabilities	311,424	239,766
Long-term debt, net of current portion	3,264,970	3,221,809
Deferred satellite performance incentives, net of current portion	102,350	94,628
Deferred revenue, net of current portion	29,468	45,797
Deferred income taxes	589,250	532,542
Accrued retirement benefits	167,960	169,630
Deferred credits and other long-term liabilities	390,701	396,079

Commitments and contingencies (see Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2008 and June 30, 2009	—	—
Paid-in capital	3,119,809	3,056,420
Accumulated deficit	(206,798)	(232,944)
Accumulated other comprehensive loss	(73,006)	(72,687)

Total shareholder’s equity	2,840,005	2,750,789

Total liabilities and shareholder’s equity	$7,696,128	$7,451,040

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
Revenue:
Transponder services, satellite-related services and other	$208,401	$225,867
Revenue from affiliates	61,333	74,697

Total revenue	269,734	300,564

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	36,953	55,063
Costs from affiliates	25,630	28,672
Selling, general and administrative	29,266	37,774
Depreciation and amortization	86,775	82,333
Unrealized gains on derivative financial instruments	(58,145)	(13,022)

Total operating expenses	120,479	190,820

Income from operations	149,255	109,744
Interest expense, net	57,074	45,901
Other income, net	1,609	2,050

Income before income taxes	93,790	65,893
Provision for income taxes	31,767	24,732

Net income	$62,023	$41,161

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Revenue:
Transponder services, satellite-related services and other	$71,026	$347,026	$448,310
Revenue from affiliates	51,021	98,624	136,531

Total revenue	122,047	445,650	584,841

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	62,273	106,100
Costs from affiliates	6,858	39,312	57,256
Selling, general and administrative	12,117	46,727	61,712
Depreciation and amortization	26,851	145,063	169,150
Transaction costs	62,675	—	—
Impairment of asset value	—	—	144,100
Unrealized (gains) losses on derivative financial instruments	11,431	(39,335)	(7,808)

Total operating expenses	131,084	254,040	530,510

Income (loss) from operations	(9,037)	191,610	54,331
Interest expense, net	21,224	96,329	97,821
Other income, net	169	3,347	2,572

Income (loss) before income taxes	(30,092)	98,628	(40,918)
Provision for (benefit from) income taxes	(10,702)	33,323	(14,772)

Net income (loss)	$(19,390)	$65,305	$(26,146)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(19,390)	$65,305	$(26,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,851	145,063	169,150
Impairment of asset value	—	—	144,100
Provision for doubtful accounts	4,458	(1,155)	807
Foreign currency transaction gain	(63)	(1,184)	(1,250)
Deferred income taxes	(27,756)	—	(79,281)
Loss on disposal of assets	—	48	6,701
Share-based compensation expense	61,844	23	8,098
Amortization of discount and issuance costs	156	3,694	5,523
Unrealized (gains) losses on derivative financial instruments	11,748	(45,522)	(31,555)
Other non-cash items	113	2,352	(260)
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	(6,325)	11,768	(9,745)
Prepaid expenses and other assets	(14,586)	(1,904)	19,679
Accounts payable and accrued liabilities	12,524	(35,165)	(38,574)
Due from affiliates	(28,453)	12,371	(14,532)
Accrued retirement benefits	(72)	22	1,755
Deferred gains and revenue	17,075	10,375	(17,113)
Other long-term liabilities	19,876	29,936	65,582

Net cash provided by operating activities	58,000	196,027	202,939

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	(77,446)	(123,042)
Proceeds from sale of other property and equipment	—	—	128,648
Capital contribution to unconsolidated affiliates	—	(3,554)	(6,105)
Other investing activities	—	539	3,706

Net cash provided by (used in) investing activities	(14,484)	(80,461)	3,207

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	(1,239,958)	(44,526)
Proceeds from issuance of long-term debt	150,000	1,238,839	—
Debt issuance costs	—	(17,999)	—
Dividends to shareholder	—	(65,691)	(71,594)
Advances to affiliates	—	(30,000)	—
Repayments of funding of capital expenditures by customer	—	(30,862)	—
Payment of premium on early retirement of debt	—	(12,266)	—
Principal payments on deferred satellite performance incentives	(1,246)	(6,574)	(8,477)

Net cash used in financing activities	(14,231)	(164,511)	(124,597)

Effect of exchange rate changes on cash and cash equivalents	63	1,184	1,250

Net change in cash and cash equivalents	29,348	(47,761)	82,799
Cash and cash equivalents, beginning of period	81,773	84,948	52,259

Cash and cash equivalents, end of period	$111,121	$37,187	$135,058

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19,225	$90,850	$120,096
Income taxes paid, net	379	1,103	3,253
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,898	$6,732	$7,277

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation and its subsidiaries (“Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission. The term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006 referred to as the Intelsat Acquisition Transactions. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corp” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries. In accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events after the balance sheet date of June 30, 2009 through August 11, 2009 and no material events have occurred.

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd. (“Intelsat Holdings”), the parent of Intelsat, Ltd., for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. Serafina Holdings is an entity newly formed by funds controlled by BC Partners Holdings Limited (“BC Partners”) and certain other investors (collectively, the “BCEC Funds”). Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners (“Silver Lake”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. The BCEC Funds, the Silver Lake funds and the other equity sponsors are referred to as the New Sponsors and the acquisition of Intelsat Holdings, our parent, is referred to as the New Sponsors Acquisition. Upon closing, management contributed to Serafina Holdings the portion of their equity interests in Intelsat Holdings not purchased for cash by Serafina in exchange for equity interests in Serafina Holdings (which was renamed Intelsat Global, Ltd. (“Intelsat Global”) on February 8, 2008).

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

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, income taxes, useful lives of satellites, intangible assets and other property and equipment and the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 2    Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheet on a recurring basis and their level within the fair value hierarchy (in thousands):

		Fair Value Measurements at June 30, 2009
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities	$7,268	$7,268	$—	$—
Undesignated interest rate swap	12,352	—	12,352	—

Total assets	$19,620	$7,268	$12,352	$—

Liabilities
Undesignated interest rate swap	$74,507	$—	$74,507	$—

Total liabilities	$74,507	$—	$74,507	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the six months ended June 30, 2009, our rights to operate at orbital locations were written down to their estimated fair value of $631.0 million, from their aggregate carrying value of $775.1 million as of December 31, 2008, due to an impairment identified during the first quarter of 2009. The fair value of the orbital locations was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

Recently Adopted Standards

Effective the beginning of the second quarter of 2009 we adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides guidance for estimating fair value when market activity has decreased and provides additional guidance to assist in

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

identifying transactions that are not orderly. Although FSP FAS No. 157-4 is effective in the second quarter of 2009, we did not have any transactions within the scope of FSP FAS No. 157-4; therefore there was no impact to our results of operations, financial condition or cash flow as of or for the period ended June 30, 2009.

In the second quarter of 2009, we adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. This FSP is effective in the second quarter and requires disclosures of the fair value of financial instruments in interim as well as annual financial statements. In accordance with FSP No. FAS 107-1 and APB 28-1, we have disclosed the fair values attributable to our debt instruments within these condensed consolidated financial statements (see Note 8—Long-Term Debt). Since FSP No. FAS 107-1 and APB 28-1 address disclosure requirements, the adoption of FSP No. FAS 107-1 and APB 28-1 did not impact our financial position or results of operations as of or for the period ended June 30, 2009.

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares, and a portion of the shares awarded were performance shares that were to vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global.

(ii) Share-Based Compensation Arrangements

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which permit such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new SCAs of Intelsat Global.

(b) 2008 Share Plan

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Class B common shares, par value U.S. $0.001 per share (the “Class B Shares” and together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

A total of 1,689,975 common shares may be issued under the 2008 Share Plan; provided, however, that no more than 946,386 Class B Shares may be issued under the 2008 Share Plan. Class A Shares may be issued pursuant to any type of award; however, Class B Shares may only be issued pursuant to restricted share awards. Additionally, 438,827 Class A Shares shall be available for issuance pursuant to the vesting and/or exercise of certain options and restricted share awards previously granted pursuant to the 2005 Share Plan (the “Rollover Awards”). To the extent that any award, other than the Rollover Awards, terminates, expires, or lapses for any reason, or is settled in cash without delivery of shares (or, in the case of restricted shares, without vesting) to the participant, then any shares subject to the award may be used again for new grants under the 2008 Share Plan.

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. Employees of Intelsat Corp and its subsidiaries held 61,906 of these rollover shares as of June 30, 2009. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition. During the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded compensation expense of $0.1 million and $1.3 million, respectively, related to the rollover shares. The non-vested restricted shares had a remaining weighted average vesting period of 7 months.

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan. As a result, the SCAs were no longer subject to the same repurchase features that had applied previously, and the SCAs were deemed a grant of options to purchase Intelsat Global Class A Shares under SFAS No. 123(R).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Global has the right for two years to repurchase any vested options, and any shares issued upon exercise of vested options, at the fair market value of the shares, less the exercise price in the case of options, as determined on the termination date. In the event an employee resigns, Intelsat Global has the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to the lesser of the fair market value of the shares at resignation and $100.00 per share, less exercise price, in the case of options.

We recorded compensation expense for the time vesting restricted options over the vesting period based on the intrinsic value which equaled the fair value of the underlying Class A Shares at the date of the grant, $48.74 per share, less the exercise price of $25 per share. Since awards made consisted of options to purchase shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase options were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2008 Share Plan and the underlying agreements, the options to purchase shares were classified as a liability of Intelsat Global. We recognized $2.5 million as compensation expense for these restricted option grants during the three months ended June 30, 2009.

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares were subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

Employees of Intelsat Corp and its subsidiaries were issued 362,210 restricted Class B Shares effective as of May 8, 2009. Generally, five-sevenths of these Class B Shares are subject to time vesting, with 10% of the shares generally vesting six months after the later of February 4, 2008 or the date of hire, and the remaining shares vesting in equal monthly installments of 1/54th per month thereafter (the “Management Class B Time-Vesting Shares”). The remaining Class B Shares are subject to annual performance-based vesting upon the achievement of certain adjusted EBITDA and revenue goals for 2008 and 2009 (and 2010 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting upon achievement of targets in later years (the “Management Class B Performance Shares”).

In the event of a change in control, as defined in the applicable agreement, the Management Class B Time-Vesting Shares become fully vested, and the Management Class B Performance Shares vest if certain principal shareholders of Intelsat Global as defined in the applicable agreements (the “Principal Shareholders”) receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

In the event of the termination, death or disability of the holder, the respective Management Class B Time-Vesting Shares and Management Class B Performance Shares cease vesting and all unvested shares are forfeited. In the event of the holder’s termination of employment without cause, Intelsat Global may repurchase the shares generally for fair market value. If the termination is for cause, as defined in the 2008 Share Plan, the shares may be repurchased at a price per share equal to par value, and if the termination is due to the holder’s resignation, a repurchase price as defined in the 2008 Share Plan and applicable agreements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

We recorded compensation expense for all restricted Class B shares over the vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $10.73 per share, although a different fair market value might apply to the repurchase terms of the awards applicable to an employee termination without cause. Since awards made consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of “liabilities assumed by parent” in our condensed consolidated financial statements. Due to certain repurchase features in the 2008 Share Plan and the terms of applicable restricted share agreements, these restricted Class B Share grants were classified as a liability of Intelsat Global. We recognized $1.4 million as compensation expense for these restricted Class B Share grants during the three months ended June 30, 2009.

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries under SCAs with an exercise price of $100 per share (the “New 2008 SCAs”), of which 284,602 were granted to employees of Intelsat Corp and its subsidiaries. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements, as described below.

Approximately 55% of the shares subject to the New 2008 SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. Approximately 45% of the shares subject to the New 2008 SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The New 2008 SCAs generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following termination of employment, other than as a result of death or disability, (iii) one year following termination upon death or disability, and (iv) the date of termination for cause. Class A Shares acquired upon exercise of the New 2008 SCAs are subject to repurchase rights of Intelsat Global similar to the rights specified in the agreements governing the restricted Class B Share grants. The New 2008 SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

Any Class A Shares held by employees as a result of the exercise of the New 2008 SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the New 2008 SCAs were not deemed to be granted under SFAS No. 123(R). The repurchase features provide that if an employee were to be terminated without cause or upon death or disability, Intelsat Global would have the right for two years to repurchase any vested shares issued upon exercise of the New 2008 SCAs at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

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

Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, was based upon market conditions in effect when we completed our annual valuation. Based on these criteria, we were not required to make additional contributions in 2008 to the defined benefit retirement plan, and we currently expect that we will not be required to make any additional contributions during 2009. However, as a result of the recent decline in value of our defined benefit retirement plan assets, we currently anticipate significant funding in future years.

Included in accumulated other comprehensive loss at June 30, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.6 million ($1.0 million, net of tax) and unrecognized actuarial losses of $113.0 million ($71.4 million, net of tax).

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
			Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Service cost	$621	$694	$217	$1,035	$1,388
Interest cost	5,064	5,176	1,621	8,440	10,352
Expected return on plan assets	(5,775)	(5,143)	(2,014)	(9,625)	(10,286)
Amortization of unrecognized prior service cost	—	(43)	(26)	—	(86)
Amortization of unrecognized net loss	—	—	18	—	—

Net periodic (benefit) costs	$(90)	$684	$(184)	$(150)	$1,368

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Net periodic other postretirement benefit costs included the following components (in thousands):

	Other Postretirement Benefits
			Predecessor Entity	Successor Entity
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
Service cost	$151	$136	$55	$251	$272
Interest cost	127	133	43	211	266
Amortization of unrecognized net gain	—	—	(18)	—	—

Total costs	$278	$269	$80	$462	$538

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.4 million, $2.5 million and $3.4 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
Satellites and launch vehicles	$2,495,231	$2,534,833
Information systems and ground segment	126,779	134,110
Buildings and other	94,318	95,122

Total cost	2,716,328	2,764,065
Less: accumulated depreciation	(263,443)	(388,841)

Total	$2,452,885	$2,375,224

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Satellites and other property and equipment, net as of December 31, 2008 and June 30, 2009 included construction-in-progress of $194.1 million and $248.9 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $1.9 million, $8.6 million and $6.7 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

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

Note 6    Investments

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.02 million, $0.2 million and $0.09 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The investment balance of $15.7 million and $14.1 million as of December 31, 2008 and June 30, 2009, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded expenses of $0.3 million, $1.6 million and $1.9 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.3 million and $0.3 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $6.1 million and $7.7 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The payable due to JSAT was $2.0 million and $2.2 million as of December 31, 2008 and June 30, 2009, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

joint investment in Horizons-2 is expected to be $160.8 million as of June 30, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million and $0.2 million for the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. As of December 31, 2008 and June 30, 2009, the investment balance of $79.2 million and $77.4 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined six months ended June 30, 2008 and the six months ended June 30, 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with FASB Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and June 30, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and June 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.3 million and $0.4 million during the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. During the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded expenses of $3.1 million and $3.6 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $2.3 million and $4.6 million for the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The amount payable to JSAT was $0.7 million and $2.2 million as of December 31, 2008 and June 30, 2009, respectively.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
Goodwill	$3,340,169	$3,340,169
Trade name	21,970	21,970
Orbital locations	775,100	631,000

We determine the estimated fair value of our rights to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with such a business, including costs for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $144.1 million in the first quarter of 2009. There were no additional impairment charges recognized in the second quarter of 2009.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(54,105)	$340,865	$394,970	$(80,620)	$314,350
Customer relationships	204,920	(1,160)	203,760	204,920	(3,000)	201,920

Total	$599,890	$(55,265)	$544,625	$599,890	$(83,620)	$516,270

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $4.4 million, $25.1 million and $28.4 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

In the first quarter of 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, under which we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the three and six months ended June 30, 2009, respectively, were immaterial to our results of operations.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows for the periods shown below (in thousands):

	As of December 31, 2008		As of June 30, 2009
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities due January 2014	$1,751,260	$1,320,450	$1,742,324	$1,583,077
Unamortized discount on Senior Secured Credit Facilities	(13,052)	—	(11,937)	—
Senior Secured Credit Facilities due July 2012	275,830	237,214	240,239	223,831
9% Senior Notes due August 2014	1,016	859	1,016	978
9.25% Senior Notes due August 2014	658,119	556,111	658,119	633,440
9% Senior Notes due January 2016	10	9	10	10
9.25% Senior Notes due June 2016	580,720	526,131	580,720	554,587
6.875% Secured Senior Debentures due January 2028	125,000	72,500	125,000	92,813
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	—	(24,631)	—

Total Intelsat Corp long-term debt	3,354,021	$2,713,274	3,310,860	$3,088,736

Less: current portion of long-term debt	89,051		89,051

Total long-term debt, excluding current portion	$3,264,970		$3,221,809

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms.

Intelsat Corp Senior Secured Credit Facilities

No amounts were outstanding under our revolving credit facility as of June 30, 2009; however, we had outstanding letters of credit of $2.1 million under the revolver portion of our senior secured credit facility. The remaining availability under our revolving senior secured credit facility was $152.2 million (net of standby letters of credit) as of June 30, 2009. Under the terms of the credit agreements governing the senior secured credit facilities of Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), an indirect wholly-owned subsidiary of Intelsat, Ltd., and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facility.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of June 30, 2009, we held interest rate swaps with an aggregate notional amount of $2.2 billion with maturities ranging from 2010 to 2013. These swaps were entered into as described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest on a $1.9 billion notional amount equal to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate of interest. Additionally, on a $0.3 billion notional amount, we receive a floating rate of interest equal to the one-month LIBOR plus a spread and pay a floating rate of interest equal to the three-month LIBOR.

In June 2009, we entered into an interest rate basis swap with an aggregate notional principal amount of $312.5 million that will mature on March 15, 2010. Under this basis swap, we will pay interest based on the three month LIBOR rate and receive interest based on the one month LIBOR rate plus a fixed spread.

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

All of these interest rate swaps were undesignated as of June 30, 2009. The swaps have been marked-to-market with any change in fair value recorded within unrealized gains or losses on derivative financial instruments in our condensed consolidated statements of operations.

As of December 31, 2008 and June 30, 2009, $1.7 million and $2.8 million was included in other current liabilities, respectively, and $91.0 million and $59.4 million was included in other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

We adopted the disclosure requirements of SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133, in the first quarter of 2009. The following tabular presentation sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at June 30, 2009
Undesignated interest rate swaps (a)	Deferred credits and other long-term liabilities	$12,352	$71,716
Undesignated interest rate swaps	Other current liabilities	—	2,791

Total derivatives		$12,352	$74,507

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $12.4 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Location in Statement of Operations	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Undesignated interest rate swaps	Unrealized gains on derivative financial instruments	$(13,022)	$(7,808)

Total derivatives		$(13,022)	$(7,808)

Note 10    Income Taxes

We are included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to SFAS No. 109, Accounting for Income Taxes.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

As of December 31, 2008 and June 30, 2009, our gross unrecognized tax benefits were $51.3 million and $56.1 million, respectively (including interest and penalties), of which $35.5 million and $39.5 million, if recognized, would affect our effective tax rate. As of June 30, 2009, we had recorded reserves for interest and penalties of $2.4 million. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, the change in the balance of unrecognized tax benefits consisted of an increase related to current period positions of $4.4 million, an increase related to prior period positions of $0.8 million and a decrease related to prior period tax positions of $0.5 million. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

During the third quarter of 2008, the Internal Revenue Service began an audit of us for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate both the length of the audit and the probability of any adjustments.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and June 30, 2009, we recorded tax indemnification receivables of $5.9 million and $6.3 million, respectively.

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

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $4.7 million as of December 31, 2008 and June 30, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. The remainder of the workforce restructuring liability of $0.4 million at December 31, 2008 was paid in June 2009. No remaining liability existed as of June 30, 2009.

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(0.8)	(0.4)	(1.2)

Balance at June 30, 2009	$4.7	$0.0	$4.7

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

The geographic distribution of our revenue was as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009
North America	68%	64%
Latin America and Caribbean	11%	12%
Africa and Middle East	8%	8%
Asia Pacific	7%	12%
Europe	6%	4%

Approximately 12% and 10% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the three months ended June 30, 2008 and 2009, respectively. The ten largest customers accounted for approximately 44% and 49% of our transponder services, satellite-related services and other revenue for the three months ended June 30, 2008 and 2009, respectively.

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2009
North America	78%	69%	69%
Latin America and Caribbean	9%	11%	10%
Africa and Middle East	6%	8%	8%
Asia Pacific	4%	7%	9%
Europe	3%	5%	4%

Approximately 18%, 13% and 11% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively. The ten largest customers accounted for approximately 50%, 45% and 46% of our transponder services, satellite-related services and other revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, respectively.

Our revenues were derived from the following services:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	(in thousands, except percentages)
Transponder services	$183,285	68%	$180,686	60%
Managed services	14,332	5%	15,603	5%
Mobile satellite services and other	10,784	4%	29,578	10%

Subtotal	208,401	77%	225,867	75%
Revenue from affiliates	61,333	23%	74,697	25%

Total	$269,734	100%	$300,564	100%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

Our revenues were derived from the following services:

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to June 30, 2008		Six Months Ended June 30, 2009
	(in thousands, except percentages)
Transponder services	$64,406	53%	$306,937	69%	$358,565	61%
Managed services	4,437	4%	23,248	5%	30,612	5%
Mobile satellite services and other	2,183	2%	16,841	4%	59,133	10%

Subtotal	71,026	59%	347,026	78%	448,310	76%
Revenue from affiliates	51,021	41%	98,624	22%	136,531	24%

Total	$122,047	100%	$445,650	100%	$584,841	100%

Note 14    Related Party Transactions

(a) Shareholders Agreements and Ownership of Intelsat Global by Management

The shareholders of Intelsat Global, including recipients of restricted share awards of Intelsat Global, entered into a shareholders agreement on February 4, 2008. The shareholders agreement and the bye-laws of Intelsat Global provide, among other things, for the governance of Intelsat Global and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global’s share capital with respect to shares held by such holders.

Certain directors, officers and key employees of Intelsat Corp and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees of Intelsat Corp and its subsidiaries under the 2008 Share Plan (see Note 3(a) — 2005 Share Plan and Note 3(b) — 2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global.

(b) Transactions with Affiliates

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

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recorded revenue of $6.9 million, $42.2 million and $73.5 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we also recorded revenue of $44.1 million, $56.4 million and $63.0 million, respectively, related to services provided by us to other subsidiaries of Intelsat Holdings in accordance with the MISA.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recognized $2.3 million, $21.0 million and $35.5 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to June 30, 2008 and the six months ended June 30, 2009, we recognized $4.6 million, $18.3 million and $21.7 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2008 and June 30, 2009, we had a net receivable of $116.6 million and $132.0 million from subsidiaries of Intelsat Holdings, respectively.

We have agreed to provide sales and marketing services, engineering and administrative support services, and to perform satellite-related consulting and technical services for New Dawn Satellite Company Ltd (“New Dawn”), a Mauritius company in which Intelsat, Ltd. and its subsidiaries have a 74.9% indirect ownership interest and Convergence SPV Ltd. has a 25.1% noncontrolling ownership interest. The services include the provision of program management services with respect to satellite and launch vehicle construction programs as well as TT&C services for a new satellite to be built for and operated by New Dawn. In addition, for a fee of $15.0 million together with assumption of continuing payment obligations, we assigned New Dawn a launch service contract to provide for the launch of its Intelsat New Dawn satellite. No revenue from this affiliate has been recognized to date.

(c) Sponsor and Executive Investments

Apollo Management V, L.P., one of our former sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services customers. We recorded $6.7 million of revenue during the predecessor period January 1, 2008 to January 31, 2008 for satellite capacity and other services provided to HNS. Two members of Intelsat, Ltd.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

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

Also during 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Bermuda Senior Notes and $650.0 million original principal amount of Intelsat Bermuda’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017. Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2009

(d) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(e) Launch Vehicle Sales

On May 15, 2009, Intelsat Corp entered into an agreement with Intelsat LLC, an indirect wholly-owned subsidiary of Intelsat, Ltd., whereby Intelsat LLC assigned its rights under a launch services contract for the launch of one satellite to Intelsat Corp in exchange for $96.8 million in cash and assumption of the remaining payment obligations by Intelsat Corp. Additionally, under the agreement, Intelsat Corp assigned its rights under launch services contracts for the launch of two satellites to Intelsat LLC in exchange for a combined price of $128.4 million in cash and the assumption of the remaining payment obligations by Intelsat LLC. In connection with these transactions, Intelsat Corp recorded a loss of $6.5 million, which is included within operating expenses in our condensed consolidated statement of operations for the six months ended June 30, 2009.

Note 15    Dividends

On June 12, 2008, our board of directors declared dividends to Intelsat Holding Corporation of approximately $65.7 million, which were paid in cash on June 13, 2008. On December 10, 2008, our board of directors declared dividends to Intelsat Holding Corporation of approximately $177.2 million, $164.7 million of which were paid in cash on December 11, 2008 and the remainder of which were used to satisfy an intercompany loan.

On May 14, 2009 our board of directors declared dividends to Intelsat Holding Corporation of approximately $71.6 million, which were paid in cash on June 12, 2009.

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

Overview

We operate as a fully integrated subsidiary of Intelsat, Ltd., our indirect parent. We provide service on a global fleet of 24 satellites that are integrated with 26 other satellites owned by other subsidiaries of Intelsat, Ltd. for a combined fleet of 50 satellites that supply video, data and voice connectivity in approximately 200 countries and territories for approximately 1,800 customers. Our combined company has one of the largest, most flexible and one of the most reliable satellite fleets in the world, which covers over 99% of the world’s population. Our satellite fleet is operated via ground facilities used to monitor and control our satellites and is complemented by a terrestrial network of teleports, points of presence and leased fiber links for the provision of our hybrid managed services.

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

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intermediate Holdco and Intelsat Corp) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson, pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, we and Intelsat Sub Holdco entered into amendments to our respective existing senior secured credit facilities, and we entered into a joinder agreement to our existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed pursuant to their terms all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed pursuant to their terms all $400.0 million of its outstanding 5 1/ 4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of June 30, 2009, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

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

Results of Operations

Three Months Ended June 30, 2008, Combined Six Months Ended June 30, 2008 and the Three and Six Months Ended June 30, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to June 30, 2008. As such, the reported results of operations for the combined six months ended June 30, 2008 are not necessarily comparable to the six months ended June 30, 2009, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the three months ended June 30, 2008 and June 30, 2009, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$208,401	$225,867	$17,466	8%
Revenue from affiliates	61,333	74,697	13,364	22

Total revenue	269,734	300,564	30,830	11

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	36,953	55,063	18,110	49
Costs from affiliates	25,630	28,672	3,042	12
Selling, general and administrative	29,266	37,774	8,508	29
Depreciation and amortization	86,775	82,333	(4,442)	(5)
Unrealized gains on derivative financial instruments	(58,145)	(13,022)	45,123	(78)

Total operating expenses	120,479	190,820	70,341	58

Income from operations	149,255	109,744	(39,511)	(26)
Interest expense, net	57,074	45,901	(11,173)	(20)
Other income, net	1,609	2,050	441	27

Income before income taxes	93,790	65,893	(27,897)	(30)
Provision for income taxes	31,767	24,732	(7,035)	(22)

Net income	$62,023	$41,161	$(20,862)	(34)%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to June 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the six months ended June 30, 2009 compared to the combined six months ended June 30, 2008. This combination is not a measure in accordance with U.S. GAAP and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$347,026	$418,052
Revenue from affiliates	51,021	98,624	149,645

Total revenue	122,047	445,650	567,697

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	62,273	73,425
Costs from affiliates	6,858	39,312	46,170
Selling, general and administrative	12,117	46,727	58,844
Depreciation and amortization	26,851	145,063	171,914
Transaction costs	62,675	—	62,675
Unrealized (gains) losses on derivative financial instruments	11,431	(39,335)	(27,904)

Total operating expenses	131,084	254,040	385,124

Income (loss) from operations	(9,037)	191,610	182,573
Interest expense, net	21,224	96,329	117,553
Other income, net	169	3,347	3,516

Income (loss) before income taxes	(30,092)	98,628	68,536
Provision for (benefit from) income taxes	(10,702)	33,323	22,621

Net income (loss)	$(19,390)	$65,305	$45,915

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Combined		Six Months Ended June 30, 2009 Compared to Combined Six Months Ended June 30, 2008
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Revenue
Transponder services, satellite-related services and other	$418,052	$448,310	$30,258	7%
Revenue from affiliates	149,645	136,531	(13,114)	(9)

Total revenue	567,697	584,841	17,144	3

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	73,425	106,100	32,675	45
Costs from affiliates	46,170	57,256	11,086	24
Selling, general and administrative	58,844	61,712	2,868	5
Depreciation and amortization	171,914	169,150	(2,764)	(2)
Transaction costs	62,675	—	(62,675)	NM
Impairment of asset value	—	144,100	144,100	NM
Unrealized gains on derivative financial instruments	(27,904)	(7,808)	20,096	(72)

Total operating expenses	385,124	530,510	145,386	38

Income from operations	182,573	54,331	(128,242)	(70)
Interest expense, net	117,553	97,821	(19,732)	(17)
Other income, net	3,516	2,572	(944)	(27)

Income (loss) before income taxes	68,536	(40,918)	(109,454)	NM
Provision for (benefit from) income taxes	22,621	(14,772)	(37,393)	NM

Net income (loss)	$45,915	$(26,146)	$(72,061)	NM %

Income from Operations

Our income from operations decreased by $39.5 million, or 26%, to $109.7 million for the three months ended June 30, 2009 as compared to $149.3 million for the three months ended June 30, 2008. Our financial results were affected by a $45.1 million decrease in unrealized gains on our derivative financial instruments. The $13.0 million unrealized gain on derivative financial instruments for the three months ended June 30, 2009 included a $26.6 million increase in fair value as a result of marking-to-market, partially offset by $13.6 million in net interest expense, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay.

Our income from operations decreased by $128.2 million, or 70%, to $54.3 million for the six months ended June 30, 2009 as compared to $182.6 million for the combined six months ended June 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $144.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process; and

•	$8.1 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009; partially offset by

•

$62.7 million in transaction costs incurred during the combined six months ended June 30, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the six months ended June 30, 2009.

Revenue

The following table sets forth our comparative revenue by service type for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
	(in thousands, except percentages)
Transponder services	$183,285	$180,686	$(2,599)	(1)%
Managed services	14,332	15,603	1,271	9
Mobile satellite services and other	10,784	29,578	18,794	NM

Subtotal	208,401	225,867	17,466	8
Revenue from affiliates	61,333	74,697	13,364	22

Total	$269,734	$300,564	$30,830	11%

Revenue from external customers for the three months ended June 30, 2009 increased by $17.5 million, or 8%, as compared to the three months ended June 30, 2008. Our revenue increased primarily due to an increase in mobile satellite services and other related to revenue of $21.9 million earned from the re-sale of a launch vehicle and related services, a business which we do not currently intend to pursue in the future, and increases in managed services. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $2.6 million, due to reduced revenues from media customers of $3.8 million, partially offset by an increase of $1.2 million in revenue from network services customers, due primarily to new services and renewals for customers in the Latin America and Caribbean and the North America regions.

•

Managed services—an aggregate increase of $1.3 million, primarily due to an increase in revenue from managed video solutions of $1.5 million, largely in the North America, the Asia-Pacific and the Europe regions, and an increase in revenue from network services customers of $0.9 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the North America, the Africa and Middle East and the Latin America and Caribbean regions. These increases were offset by a $1.1 million decrease in revenue from occasional video services for our media customers, primarily in the Latin America and Caribbean and the Europe regions due to fewer special events during 2009 as compared to 2008.

•

Mobile satellite services and other—an aggregate increase of $18.8 million, primarily due to revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including $16.9 million in increased revenue from the completion of the re-sale of a launch vehicle during the second quarter of 2009.

Revenue from affiliates for the three months ended June 30, 2009 increased by $13.4 million, or 22%, as compared to the three months ended June 30, 2008. These revenues result from intercompany administrative, engineering and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the Master Intercompany Services Agreement (“MISA”), which was entered into in connection with the Intelsat Acquisition Transactions. The increase of $13.4 million was driven primarily by an increase in intercompany sales related to capacity services.

The following table sets forth our comparative revenue by service type for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful:

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Increase (Decrease)	Percentage Change
			(in thousands, except percentages)
Transponder services	$64,406	$306,937	$371,343	$358,565	$(12,778)	(3)%
Managed services	4,437	23,248	27,685	30,612	2,927	11
Mobile satellite services and other	2,183	16,841	19,024	59,133	40,109	NM

Subtotal	71,026	347,026	418,052	448,310	30,258	7
Revenue from affiliates	51,021	98,624	149,645	136,531	(13,114)	(9)

Total	$122,047	$445,650	$567,697	$584,841	$17,144	3%

Revenue from external customers for the six months ended June 30, 2009 increased by $30.3 million, or 7%, as compared to the combined six months ended June 30, 2008. Our revenue increased primarily due to an increase in mobile satellite services and other related to revenue of $44.2 million earned from the re-sale of launch vehicles and related services, a business which we do not currently intend to pursue in the future, and increases in managed services. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $12.8 million, due to reduced revenues from media customers of $18.7 million, partially offset by an increase of $6.0 million in revenue from network services customers, due primarily to new services and renewals for customers in the Latin America and Caribbean and the North America regions.

•

Managed services—an aggregate increase of $2.9 million, primarily due to an increase in revenue from managed video solutions of $2.8 million largely in the North America and the Europe regions, and an increase in revenue from network services customers of $2.6 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the North America and the Africa and Middle East regions. These increases were offset by a $1.9 million decrease in revenue from occasional video services for our media customers primarily in the Latin America and Caribbean region, and a $0.6 million decrease in revenue from managed network solutions for customers primarily in the North America region.

•

Mobile satellite services and other—an aggregate increase of $40.1 million, primarily due to increased revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including $36.4 million in increased revenue from the completion of the re-sale of two launch vehicles during the six months ended June 30, 2009.

Revenue from affiliates for the six months ended June 30, 2009 decreased by $13.1 million, or 9%, as compared to the combined six months ended June 30, 2008. Revenue earned from the MISA in the combined six months ended June 30, 2008 was significantly higher than in other periods due to the increased costs incurred with the sale or cancellation of restricted shares and SCAs of Intelsat Holdings in connection with the New Sponsors Acquisition Transactions during the combined six months ended June 30, 2008.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $18.1 million, or 49%, to $55.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to the following:

•	an increase of $13.0 million in cost of sales related to the re-sale of a launch vehicle by our satellite-related services business; and

•	an increase of $3.1 million in staff expenses which included $1.8 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Direct costs of revenue increased by $32.7 million, or 45%, to $106.1 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The increase was primarily due to the following:

•	an increase of $28.1 million in cost of sales related to the re-sale of two launch vehicles by our satellite-related services business; and

•

an increase of $4.4 million in staff expenses which included $1.8 million of costs related to the adoption of the 2008 Share Plan and other costs associated with equity grants to employees recorded in the second quarter of 2009.

Costs from Affiliates

Costs from affiliates increased by $3.0 million, or 12%, to $28.7 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was largely due to costs recorded during the three months ended June 30, 2009 primarily for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a decrease in other MISA services.

Costs from affiliates increased by $11.1 million, or 24%, as compared to the combined six months ended June 30, 2008. This increase was largely due to costs recorded during the six months ended June 30, 2009 primarily for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a decrease in other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses increased by $8.5 million, or 29%, to $37.8 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was primarily due to an increase of $6.6 million in staff expenses, which included $5.9 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Selling, general and administrative expenses increased by $2.9 million, or 5%, to $61.7 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The increase was primarily due to an increase of $7.5 million in staff expenses, which included $6.3 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees recorded in the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.4 million, or 5%, to $82.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was primarily due to the following:

•	a net decrease of $6.3 million in depreciation expense due to changes in estimated useful lives and certain satellites, ground and other assets becoming fully depreciated; and

•	a decrease of $1.1 million in amortization expense due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $3.2 million in depreciation expense resulting from the impact of a satellite placed into service in June 2008.

Depreciation and amortization expense decreased by $2.8 million, or 2%, to $169.2 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. The decrease was primarily due to the following:

•	a net decrease of $9.0 million in depreciation expense due to changes in estimated useful lives and certain satellites, ground and other assets becoming fully depreciated; and

•	a decrease of $1.1 million in amortization expense due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $6.5 million in depreciation expense resulting from the impact of a satellite placed into service in June 2008; and

•	an increase of $0.9 million in depreciation expense attributable to the write-up of our depreciable assets to fair value upon the closing of the New Sponsors Acquisition.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $2.2 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $11.2 million, or 20%, to $45.9 million for the three months ended June 30, 2009 as compared to $57.1 million for the three months ended June 30, 2008. The decrease in interest expense, net was principally due to the following:

•	a decrease of $10.9 million due to lower interest rates on our variable rate debt in 2009 as compared to the second quarter of 2008; partially offset by

•	a decrease of $0.8 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $2.7 million for the three months ended June 30, 2009 and included $2.4 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Interest expense, net decreased by $19.7 million, or 17%, to $97.8 million for the six months ended June 30, 2009 as compared to $117.6 million for the combined six months ended June 30, 2008. The decrease in interest expense, net was principally due to the following:

•	a decrease of $21.7 million due to lower interest rates on our variable rate debt in 2009 as compared to 2008; partially offset by

•	a decrease of $3.9 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $5.5 million for the six months ended June 30, 2009 and included $4.8 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $2.1 million for the three months ended June 30, 2009 as compared to $1.6 million for the three months ended June 30, 2008. The increase of $0.4 million was primarily related to a $1.0 million increase in exchange rate gains, largely due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, offset by a $1.2 million decrease in realized gains on our available-for-sale investments.

Other income, net was $2.6 million for the six months ended June 30, 2009 as compared to $3.5 million for the combined six months ended June 30, 2008. The decrease of $0.9 million was primarily related to a $1.2 million decrease in realized gains on our available-for-sale investments.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $24.7 million for the three months ended June 30, 2009 compared to a provision for income taxes of $31.8 million for the three months ended June 30, 2008. The difference was principally due to a lower pre-tax income during the three months ended June 30, 2009.

Our benefit from income taxes was $14.8 million for the six months ended June 30, 2009 compared to a provision for income taxes of $22.6 million for the combined six months ended June 30, 2008. The difference was principally due to pre-tax losses incurred during the six months ended June 30, 2009 as compared to pre-tax income earned during the combined six months ended June 30, 2008.

EBITDA

EBITDA consists of earnings before net interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) to EBITDA for the periods shown is as follows:

			Combined	Successor Entity
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Net income (loss)	$62,023	$41,161	$45,915	$(26,146)
Add:
Interest expense, net	57,074	45,901	117,553	97,821
Provision for (benefit from) income taxes	31,767	24,732	22,621	(14,772)
Depreciation and amortization	86,775	82,333	171,914	169,150

EBITDA	$237,639	$194,127	$358,003	$226,053

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Net cash provided by operating activities	$58,000	$196,027	$254,027	$202,939
Net cash provided by (used in) investing activities	(14,484)	(80,461)	(94,945)	3,207
Net cash used in financing activities	(14,231)	(164,511)	(178,742)	(124,597)
Net change in cash and cash equivalents	29,348	(47,761)	(18,413)	82,799

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $202.9 million for the six months ended June 30, 2009 reflected a decrease of $51.1 million as compared to the combined six months ended June 30, 2008. The decreased cash flows from operating activities primarily resulted from a decrease in net income excluding non-cash items, an increase in accounts receivables due to higher revenue, an increase in payments for accounts payable and accrued liabilities, including accrued interest, and a decrease in deferred revenue due to the recognition of revenue from the completion of the re-sale of two launch vehicles during 2009. This was partially offset by a decrease in payments of prepaid items and increases in other long-term liabilities primarily due to an increase in our long-term tax liability owed to our parent company as a result of taxes related to Intelsat’s consolidated U.S. filing group during the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $3.2 million for the six months ended June 30, 2009 as compared to net cash used in investing activities of $94.9 million for the combined six months ended June 30, 2008. The cash provided by investing activities for the six months ended June 30, 2009 was primarily due to proceeds of $128.6 million from the sale of other property and equipment, including $128.4 million related to the sale of two launch vehicles to an affiliate, and $3.7 million in distributions from equity investments, which offset higher capital expenditures of $31.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities declined by $54.1 million to $124.6 million for the six months ended June 30, 2009 as compared to the combined six months ended June 30, 2008. Financing activities for the combined six months ended June 30, 2008 included the repayment of capital expenditure funding by a customer of $30.9 million, $18.0 million of debt issuance costs and repayment of long-term debt of approximately $14.1 million. Cash used in financing activities during the six months ended June 30, 2009 included repayments on other long-term debt of $44.5 million and dividend payments of $71.6 million.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which has resulted in a significant increase in its interest expense.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the transaction, resulting in a net decrease of $15.1 million to the carrying value of the debt. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Intelsat Corp Senior Secured Credit Facility

As of June 30, 2009, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ration of 2.62:1.00, as of June 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under certain of Intelsat’s notes and our existing notes and the Intelsat Jackson unsecured credit agreements.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

No amounts were outstanding under the revolving credit facility as of June 30, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million (net of standby letters of credit) as of June 30, 2009.

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

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the Intelsat Corp Amended and Restated Credit Agreement, we must maintain a secured net debt leverage ratio not greater than 4.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00.

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

A reconciliation of net cash provided by operating activities to net income (loss) to EBITDA to Intelsat Corp Adjusted EBITDA is as follows:

	Combined (1)	Successor Entity
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
	(in thousands)
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$254,027	$202,939
Depreciation and amortization	(171,914)	(169,150)
Impairment of asset value	—	(144,100)
Provision for doubtful accounts	(3,303)	(807)
Foreign currency transaction gain	1,247	1,250
Deferred income taxes	27,756	79,281
Loss on disposal of assets	(48)	(6,701)
Share-based compensation expense	(61,867)	(8,098)
Amortization of discount and issuance costs	(3,850)	(5,523)
Unrealized gains on derivative financial instruments	33,774	31,555
Other non-cash items	(2,465)	260
Changes in operating assets and liabilities, net of effect of acquisition	(27,442)	(7,052)

Intelsat Corp net income (loss):	45,915	(26,146)

Add (Subtract):
Interest expense, net	117,553	97,821
Provision for (benefit from) income taxes	22,621	(14,772)
Depreciation and amortization	171,914	169,150

EBITDA	358,003	226,053

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:

Add (Subtract):
Transaction costs (2)	62,675	—
Impairment of asset value (3)	—	144,100
Unrealized gains on derivative financial instruments (4)	(27,904)	(7,808)
Non-recurring and other non-cash items (5)	8,278	23,567

Intelsat Corp Adjusted EBITDA	$401,052	$385,912

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined six months ended June 30, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to June 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to June 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
(4)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(5)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, and certain non-cash costs, including costs related to our compensation and benefit plans, and non-cash income related to the recognition of deferred revenue on a straight-line basis of certain prepaid capacity contracts, which are excluded from Intelsat Corp Adjusted EBITDA by definition.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

No amounts were outstanding under our revolving credit facility as of June 30, 2009; however, we had aggregate outstanding letters of credit of $2.1 million outstanding under the revolver portion of our senior secured credit facilities. The remaining availability under our revolving senior secured credit facility at June 30, 2009 was $152.2 million (net of standby letters of credit). Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facilities.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 98% of our backlog as of June 30, 2009 related to contracts that either were non-cancelable or were cancelable only upon payment of substantial termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $4.5 billion and $4.4 billion as of March 31, 2009 and June 30, 2009, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Payments for satellites and other property and equipment during the six months ended June 30, 2009 were $123.0 million.

We expect our 2009 total capital expenditures to range from approximately $235 million to $255 million, however, several late 2009 contract milestones could result in some expenditures being delayed into 2010. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, intercompany borrowings and borrowings under the revolving facilities of our senior secured credit facilities.

In addition, one of the major launch service providers has recently filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). This could impact our expected capital expenditures in the future. See Item 1A. Risk Factors—Risk Factors Relating to Our Industry—Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second joint satellite investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $160.8 million as of June 30, 2009, of which each of the joint venture partners is required to fund their 50% share.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined six months ended June 30, 2008 and the six months ended June 30, 2009. We have entered into a security and pledge agreement with the third-party lender and pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We have recorded a liability of $12.2 million within accrued liabilities as of December 31, 2008 and June 30, 2009, and a liability of $61.0 million and $54.9 million within other long-term liabilities as of December 31, 2008 and June 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Risk Factors Relating to Our Business

The current global recession may have significant effects on our customers and suppliers, which could adversely affect our business, operating results and financial condition.

The current global recession, as well as a slow recovery period, may lead to lower demand for our services, increased incidences of our customers’ inability to pay for our services, or the insolvency of our customers. In addition, if our suppliers face challenges in obtaining credit, selling their products or otherwise in operating their businesses profitably, they may raise prices, lower production levels or cease operations. For instance, one of the major launch service providers has recently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Many economists are now predicting that the current recession in the United States economy and the global economy may be prolonged as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. Any of these events may negatively impact our sales, revenue generation and margins, and consequently adversely affect our business, operating results and financial condition.

Risk Factors Relating to Our Industry

Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

There are a limited number of companies that we are able to use to launch our satellites and a limited number of commercial satellite launch opportunities available in any given time period. Adverse events with respect to our launch service providers, such as satellite launch failures, could result in increased costs or delays in the launch of our satellites. General economic conditions may also affect the ability of launch providers to provide launch services on commercially reasonable terms or to fulfill their obligations in terms of launch dates, pricing, or both. In the event that our launch service providers are unable to fulfill their obligations, we may have difficulty procuring alternative services in a timely manner and may incur significant additional expenses as a result. Any such increased costs and delays could have a material adverse effect on our business, operating results, liquidity and financial condition.

One of the major launch service providers, Sea Launch Company L.L.C. (“Sea Launch”), has recently filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. While Sea Launch has publicly stated that it intends to continue to operate, there can be no assurance that it will be able to do so. Any increased expenses we may incur in effecting the launch of future satellites as a result could have a material adverse effect on our business, operating results, liquidity and financial conditions.

No other material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
10.1	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.2	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.3	Class A Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.4	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.5	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.6	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.7	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.7 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.8	Class B Restricted Share Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.8 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.9	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.10	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.11	Management Shareholders Agreement of Intelsat Global, Ltd. (incorporated by reference to Exhibit 10.11 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.12	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.12 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.13	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.13 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.14	Letter Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell regarding the Management Shareholders Agreement (incorporated by reference to Exhibit 10.14 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.15	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.15 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

Exhibit No.	Document Description
10.16	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.16 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.17	Option Agreement, dated May 6, 2009, between Intelsat Global, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.17 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.18	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.19	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.20	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.21	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.22	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.23	Form of Share Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.24	Amendment and Acknowledgement, dated May 6, 2009, between Intelsat, Ltd., Intelsat Global, Ltd. and David McGlade (incorporated by reference to Exhibit 10.24 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.25	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Phillip Spector (incorporated by reference to Exhibit 10.25 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.26	Employment Agreement, dated May 6, 2009 between Intelsat Global, Ltd., Intelsat, Ltd. and Michael McDonnell (incorporated by reference to Exhibit 10.26 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.27	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.28	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.29	Second Amended and Restated Bye-Laws of Intelsat Global, Ltd., adopted May 6, 2009 (incorporated by reference to Exhibit 10.29 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: August 12, 2009	By	/s/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

INTELSAT CORPORATION

Date: August 12, 2009	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer