Form 10-Q
period 2009-09-30
Intelsat CORP
filed 2009-11-09
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, 548 shares of our common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,259	$188,393
Receivables, net of allowance of $5,647 in 2008 and $6,240 in 2009	45,528	58,127
Due from affiliates	116,574	127,670
Deferred income taxes	40,562	39,735
Prepaid expenses and other current assets	33,812	17,275

Total current assets	288,735	431,200
Satellites and other property and equipment, net	2,452,885	2,343,042
Goodwill	3,340,169	3,340,169
Non-amortizable intangible assets	797,070	652,970
Amortizable intangible assets, net	544,625	502,092
Deferred charges and other assets, net	272,644	176,810

Total assets	$7,696,128	$7,446,283

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,165	$47,118
Taxes payable	2,190	—
Employee related liabilities	36,893	28,976
Accrued interest payable	64,063	29,371
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	17,508	15,756
Deferred revenue	47,916	18,779
Other current liabilities	4,638	21,283

Total current liabilities	311,424	250,334
Long-term debt, net of current portion	3,264,970	3,199,221
Deferred satellite performance incentives, net of current portion	102,350	91,841
Deferred revenue, net of current portion	29,468	48,328
Deferred income taxes	589,250	532,526
Accrued retirement benefits	167,960	170,473
Deferred credits and other long-term liabilities	390,701	381,085

Commitments and contingencies (see Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2008 and September 30, 2009	—	—
Paid-in capital	3,119,809	3,057,443
Accumulated deficit	(206,798)	(213,201)
Accumulated other comprehensive loss	(73,006)	(71,767)

Total shareholder’s equity	2,840,005	2,772,475

Total liabilities and shareholder’s equity	$7,696,128	$7,446,283

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
Revenue:
Transponder services, satellite-related services and other	$209,599	$201,213
Revenue from affiliates	63,242	67,710

Total revenue	272,841	268,923

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	40,872	31,456
Costs from affiliates	26,436	30,187
Selling, general and administrative	26,499	28,238
Depreciation and amortization	86,769	83,232
Losses on derivative financial instruments	21,301	19,608

Total operating expenses	201,877	192,721

Income from operations	70,964	76,202
Interest expense, net	61,897	44,871
Loss on early extinguishment of debt	—	(51)
Other income, net	5,433	607

Income before income taxes	14,500	31,887
Provision for income taxes	4,208	12,144

Net income	$10,292	$19,743

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Revenue:
Transponder services, satellite-related services and other	$71,026	$556,625	$649,523
Revenue from affiliates	51,021	161,867	204,241

Total revenue	122,047	718,492	853,764

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	103,145	137,556
Costs from affiliates	6,858	65,748	87,443
Selling, general and administrative	12,117	73,226	89,949
Depreciation and amortization	26,851	231,832	252,383
Transaction costs	62,675	—	—
Impairment of asset value	—	—	144,100
(Gains) losses on derivative financial instruments	11,431	(18,033)	11,800

Total operating expenses	131,084	455,918	723,231

Income (loss) from operations	(9,037)	262,574	130,533
Interest expense, net	21,224	158,226	142,692
Loss on early extinguishment of debt	—	—	(51)
Other income, net	169	8,781	3,178

Income (loss) before income taxes	(30,092)	113,129	(9,032)
Provision for (benefit from) income taxes	(10,702)	37,531	(2,629)

Net income (loss)	$(19,390)	$75,598	$(6,403)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(19,390)	$75,598	$(6,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,851	231,832	252,383
Impairment of asset value	—	—	144,100
Provision for doubtful accounts	4,458	(2,841)	2,501
Foreign currency transaction gain	(63)	(1,830)	(1,799)
Deferred income taxes	(27,756)	78	(79,281)
Loss on disposal of assets	—	58	6,711
Share-based compensation expense	61,844	113	9,121
Amortization of discount and issuance costs	156	8,474	8,222
Unrealized (gains) losses on derivative financial instruments	11,748	(30,095)	(28,894)
Other non-cash items	113	31	(282)
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	(6,325)	18,818	(15,100)
Prepaid expenses and other assets	(14,586)	3,886	28,114
Accounts payable and accrued liabilities	12,524	(24,433)	(50,552)
Due from affiliates	(28,453)	14,228	(10,226)
Accrued retirement benefits	(72)	76	2,384
Deferred gains and revenue	17,075	20,436	(10,277)
Other long-term liabilities	19,876	31,419	67,245

Net cash provided by operating activities	58,000	345,848	317,967

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(14,484)	(101,197)	(153,837)
Proceeds from sale of other property and equipment	—	—	128,648
Capital contribution to unconsolidated affiliates	—	(9,659)	(12,210)
Other investing activities	—	4,699	5,437

Net cash used in investing activities	(14,484)	(106,157)	(31,962)

Cash flows from financing activities:
Repayments of long-term debt	(162,985)	(1,253,324)	(67,815)
Proceeds from issuance of long-term debt	150,000	1,238,839	—
Proceeds from revolving credit facility	—	66,101	—
Debt issuance costs	—	(17,999)	—
Dividends to shareholder	—	(65,691)	(71,594)
Advances to affiliates	—	(12,000)	—
Repayments of funding of capital expenditures by customer	—	(30,862)	—
Payment of premium on early retirement of debt	—	(12,266)	—
Principal payments on deferred satellite performance incentives	(1,246)	(15,496)	(12,261)

Net cash used in financing activities	(14,231)	(102,698)	(151,670)

Effect of exchange rate changes on cash and cash equivalents	63	1,830	1,799

Net change in cash and cash equivalents	29,348	138,823	136,134
Cash and cash equivalents, beginning of period	81,773	84,948	52,259

Cash and cash equivalents, end of period	$111,121	$223,771	$188,393

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19,225	$141,953	$165,629
Income taxes paid, net	379	2,122	13,627
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$4,898	$5,663	$13,365

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation and its subsidiaries (“Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission. The term “Intelsat” refers to Intelsat, Ltd., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006 referred to as the Intelsat Acquisition Transactions. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corp” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries. In accordance with the recently revised Subsequent Events topic of the Codification, we have evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date on which the financial statements were issued, and no material events have occurred.

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

Our condensed consolidated financial statements for the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009 represent the “successor” entity. As a result of the application of purchase accounting,

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

the condensed consolidated financial statements of the predecessor entity are not comparable with the condensed consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of share-based and other compensation awards, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently evaluating the requirements of this amendment and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under the Transfers and Servicing topic, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under the Consolidations and Non-Controlling Interests topic. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). Subsequent to the issuance of this accounting pronouncement, this FSP has been incorporated into the Codification under the Compensation—Retirement Benefits topic. FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

Note 2    Fair Value Measurements

The Fair Value Measurements and Disclosure topic of the Codification defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance within the Fair Value Measurements and Disclosure topic of the Codification is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands):

		Fair Value Measurements at September 30, 2009
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities	$5,617	$5,617	$—
Undesignated interest rate swap	18,301	—	18,301

Total assets	$23,918	$5,617	$18,301

Liabilities
Undesignated interest rate swap	$83,568	$—	$83,568

Total liabilities	$83,568	$—	$83,568

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the nine months ended September 30, 2009, our rights to operate at orbital locations were written down to their estimated fair value of $631.0 million, from their aggregate carrying value of $775.1 million as of December 31, 2008, due to an impairment identified during the first quarter of 2009. The fair value of the orbital locations was determined using unobservable inputs (see Note 7—Goodwill and Other Intangible Assets).

Note 3    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares and a portion of the shares awarded were performance shares that were to vest upon the meeting of certain performance criteria. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global.

(ii) Share-Based Compensation Arrangements

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which permitted such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under the guidance provided by the Stock Compensation topic of the Codification. The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

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

(b) 2008 Share Plan

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares, par value U.S. $0.001 per share (the “Class A Shares”), and Class B common shares, par value U.S. $0.001 per share (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. Employees of Intelsat Corp and its subsidiaries held 61,906 of these rollover shares as of September 30, 2009. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition. During the successor period February 1, 2008 to September 30, 2008, the three months ended September 30, 2009 and the nine months ended September 30, 2009, we recorded compensation expense of $0.1 million, $0.2 million and $2.0 million, respectively, related to the rollover shares. The non-vested restricted shares had a remaining weighted average vesting period of 4 months as of September 30, 2009.

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan. As a result, the SCAs were no longer subject to the same repurchase features that had applied previously, and the SCAs were deemed a grant of options to purchase Intelsat Global Class A Shares under the guidance provided by the Stock Compensation topic of the Codification.

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Global has the right for two years to repurchase any vested options, and any shares issued upon exercise of vested options, at the fair market value of the shares, less the exercise price in the case of options, as determined on the termination date. In the event an employee resigns, Intelsat Global has the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to the lesser of the fair market value of the shares at resignation and $100.00 per share, less applicable exercise price in the case of options.

We recorded compensation expense for the time vesting restricted options over the vesting period based on the intrinsic value which equaled the fair value of the underlying Class A Shares at the date of the grant, $48.74 per share, less the exercise price of $25 per share. Since awards made consisted of options to purchase shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase options were reflected as capital contributions in the form of liabilities assumed by parent. Due to certain repurchase features in the 2008 Share Plan and the underlying agreements, the options to purchase shares were classified as a liability of Intelsat Global. We recognized $0.4 million and $3.0 million as compensation expense for these restricted share grants during the three and nine months ended September 30, 2009, respectively.

(iii) Class B Share Grants

In connection with the adoption of the 2008 Share Plan, 900,249 Class B Shares were awarded to employees of Intelsat Global and its subsidiaries. These shares are subject to transfer, vesting and other restrictions set forth in the applicable Class B restricted share agreements, as described below.

Employees of Intelsat Corp and its subsidiaries were issued 362,210 restricted Class B Shares effective as of May 8, 2009. Generally, five-sevenths of these Class B Shares are subject to time vesting, with 10% of the shares

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

In the event of a change in control, as defined in the applicable agreement, the Management Class B Time-Vesting Shares will become fully vested, and the Management Class B Performance Shares vest if certain principal shareholders of Intelsat Global, as defined in the applicable agreements (the “Principal Shareholders”), receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015).

In the event of the termination, death or disability of the holder, the respective Management Class B Time-Vesting Shares and Management Class B Performance Shares cease vesting and all unvested shares are forfeited. In the event of the holder’s termination of employment without cause, Intelsat Global may repurchase the shares generally for fair market value. If the termination is for cause, as defined in the 2008 Share Plan, the shares may be repurchased at a price per share equal to par value, and if the termination is due to the holder’s resignation, the repurchase price is defined in the 2008 Share Plan and applicable agreements.

We recorded compensation expense for all restricted Class B shares over the vesting period based on the intrinsic value (which equaled fair value) at the date of the grant of $10.73 per share, although a different fair market value might apply to the repurchase terms of the awards applicable to an employee termination without cause. Since awards made consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of liabilities assumed by parent. Due to certain repurchase features in the 2008 Share Plan and the terms of applicable restricted share agreements, these restricted Class B Share grants were classified as a liability of Intelsat Global. We recognized $0.3 million and $1.8 million as compensation expense for these restricted Class B Share grants during the three and nine months ended September 30, 2009, respectively.

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

Approximately 55% of the shares subject to the New 2008 SCAs will vest based upon the achievement of certain adjusted EBITDA and revenue goals for 2010, 2011 and 2012 (and 2013 for individuals hired after the first quarter of 2008), as defined in the applicable agreements, subject to catch-up vesting in certain circumstances, including upon achievement of targets in later years or if the Principal Shareholders receive a three times multiple on their investment (four times if the change in control occurs after February 4, 2015) in connection with a change in control, as defined. Approximately 45% of the shares subject to the New 2008 SCAs will vest upon the occurrence of a change in control or other realization event based upon a sliding scale of return on the Principal Shareholders’ investment from 3.3 times to 4.1 times. The New 2008 SCAs generally expire on the earliest to occur of: (i) February 4, 2018, (ii) 90 days following termination of employment, other than as a

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

result of death or disability, (iii) one year following termination upon death or disability and (iv) the date of termination for cause. Class A Shares acquired upon exercise of the New 2008 SCAs are subject to repurchase rights of Intelsat Global similar to the rights specified in the agreements governing the restricted Class B Share grants. The New 2008 SCAs also contain restrictive covenants similar to those contained in the agreements governing the restricted Class B Share grants.

Any Class A Shares held by employees as a result of the exercise of the New 2008 SCAs can be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enable Intelsat Global to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the New 2008 SCAs were not deemed to be granted. The repurchase features provide that if an employee were to be terminated without cause or upon death or disability, Intelsat Global would have the right for two years to repurchase any vested shares issued upon exercise of the New 2008 SCAs at fair value as determined on the termination date.

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

Included in accumulated other comprehensive loss at September 30, 2009 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credits of $1.5 million ($1.0 million, net of tax) and unrecognized actuarial losses of $113.0 million ($71.4 million, net of tax).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Net periodic pension benefit costs included the following components (in thousands):

	Pension Benefits
			Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Service cost	$621	$694	$217	$1,656	$2,081
Interest cost	5,064	5,176	1,621	13,504	15,529
Expected return on plan assets	(5,775)	(5,143)	(2,014)	(15,400)	(15,429)
Amortization of unrecognized prior service cost	—	(43)	(26)	—	(129)
Amortization of unrecognized net loss	—	—	18	—	—

Net periodic (benefit) costs	$(90)	$684	$(184)	$(240)	$2,052

Net periodic other postretirement benefit costs included the following components (in thousands):

	Other Postretirement Benefits
			Predecessor Entity	Successor Entity
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
Service cost	$151	$136	$55	$402	$408
Interest cost	127	133	43	338	400
Amortization of unrecognized net gain	—	—	(18)	—	—

Total costs	$278	$269	$80	$740	$808

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. One plan is for Intelsat employees who were hired before July 19, 2001 or otherwise participate in the Supplemental Retirement Income Plan (the “SRIP”) and the other plan is for Intelsat employees hired on or after July 19, 2001, the Retirement Savings Plan (the “RSP”). Each employee participating in the SRIP or RSP is eligible to contribute, on a tax deferred basis and on an after-tax basis, up to 100% of eligible earnings, subject to regulatory limits. We match 50% of employee contributions up to 2% of eligible earnings for participants in the SRIP, and 100% of employee contributions up to 5% of eligible earnings for participants in the RSP. Additionally, we provide a discretionary contribution based on performance against pre-defined metrics of between 0% and 4% of eligible earnings for employees participating in the SRIP or the RSP and a fixed contribution of 2% of eligible earnings for participants in the RSP, all subject to regulatory limits. We recognized compensation expense for these plans of $0.4 million, $5.0 million and $5.9 million for the predecessor period January 1, 2008 to January 31, 2008, the successor

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position, results of operations or cash flows.

Note 5    Satellites and Other Property and Equipment

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
Satellites and launch vehicles	$2,495,231	$2,561,454
Information systems and ground segment	126,779	142,621
Buildings and other	94,318	96,825

Total cost	2,716,328	2,800,900
Less: accumulated depreciation	(263,443)	(457,858)

Total	$2,452,885	$2,343,042

Satellites and other property and equipment, net as of December 31, 2008 and September 30, 2009 included construction-in-progress of $194.1 million and $282.1 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $1.9 million, $11.7 million and $10.5 million were capitalized in the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

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

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.02 million, $0.1 million and $0.1 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The investment balance of $15.7 million and $13.3 million as of December 31, 2008 and September 30, 2009, respectively, was included within deferred charges and other assets, net in the accompanying condensed consolidated balance sheets.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

During the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recorded expenses of $0.3 million, $2.5 million and $2.8 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide tracking, telemetry and control (“TT&C”) and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.1 million, $0.4 million and $0.5 million during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $1.1 million, $10.1 million and $11.3 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The payable due to JSAT was $2.0 million and $3.0 million as of December 31, 2008 and September 30, 2009, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $127.8 million as of September 30, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million and $0.3 million for the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. As of December 31, 2008 and September 30, 2009, the investment balance of $79.2 million and $76.6 million, respectively, was included within deferred charges and other assets, net in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined nine months ended September 30, 2008 and the nine months ended September 30, 2009. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We have recorded a liability of $12.2 million within accrued liabilities as of both December 31, 2008 and September 30, 2009, and a liability of $61.0 million and $48.8 million within deferred credits and other long-term liabilities as of December 31, 2008 and September 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.5 million and $0.6 million during the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. During the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recorded expenses of $5.0 million and $5.3 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

result of this agreement, we reduced revenue by $4.6 million and $7.2 million for the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The amount payable to JSAT was $0.7 million and $1.8 million as of December 31, 2008 and September 30, 2009, respectively.

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
Goodwill	$3,340,169	$3,340,169
Trade name	21,970	21,970
Orbital locations	775,100	631,000

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

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital location in a similar market. It is assumed that rather than acquiring such a business, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with such a business, including costs for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with the guidance provided under the Intangibles—Goodwill and Other topic of the Codification and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $144.1 million in the first quarter of 2009.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2008			As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(54,105)	$340,865	$394,970	$(93,878)	$301,092
Customer relationships	204,920	(1,160)	203,760	204,920	(3,920)	201,000

Total	$599,890	$(55,265)	$544,625	$599,890	$(97,798)	$502,092

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $4.4 million, $40.2 million and $42.5 million for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

In the first quarter of 2009, the FASB revised the Intangibles—Goodwill and Other topic of the Codification to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for both the three and nine months ended September 30, 2009 were immaterial to our results of operations.

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2008		As of September 30, 2009
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities due January 2014	$1,751,260	$1,320,450	$1,737,858	$1,653,745
Unamortized discount on Senior Secured Credit Facilities	(13,052)	—	(11,367)	—
Senior Secured Credit Facilities due July 2012	275,830	237,214	222,444	213,101
9% Senior Notes due August 2014	1,016	859	—	—
9.25% Senior Notes due August 2014	658,119	556,111	658,119	677,863
9% Senior Notes due January 2016	10	9	—	—
9.25% Senior Notes due June 2016	580,720	526,131	580,720	598,141
6.875% Secured Senior Debentures due January 2028	125,000	72,500	125,000	101,563
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	—	(24,502)	—

Total Intelsat Corp long-term debt	3,354,021	$2,713,274	3,288,272	$3,244,413

Less: current portion of long-term debt	89,051		89,051

Total long-term debt, excluding current portion	$3,264,970		$3,199,221

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms.

Intelsat Corp Senior Secured Credit Facilities

No amounts were outstanding under our revolving credit facility as of September 30, 2009; however, we had outstanding letters of credit of $2.1 million under the revolver portion of our senior secured credit facility. The remaining availability under our revolving senior secured credit facility was $152.2 million (net of standby letters of credit) as of September 30, 2009. Under the terms of the credit agreements governing the senior secured credit facilities of Intelsat Subsidiary Holding Company, Ltd. (“Intelsat Sub Holdco”), an indirect wholly-owned subsidiary of Intelsat, Ltd., and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facility.

2009 Redemptions

On July 31, 2009, we redeemed the approximately $1.0 million principal amount outstanding of the 9% Senior Notes due 2014 and the approximately $0.01 million principal amount outstanding of the 9% Senior Notes due 2016.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

As of September 30, 2009, we held interest rate swaps with an aggregate notional amount of $2.2 billion with maturities ranging from 2010 to 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest on a $1.9 billion notional amount equal to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate of interest. Additionally, on a $312.5 million notional amount, we receive a floating rate of interest equal to the one-month LIBOR plus a spread and pay a floating rate of interest equal to the three-month LIBOR.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

On March 14, 2005, we entered into a five-year interest rate swap to hedge interest expense on a notional amount of $1.25 billion of debt. On March 14, 2008, under the original terms of the swap agreement, the notional amount was reduced to $625.0 million, at which level it will remain until expiration on March 14, 2010.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of September 30, 2009. The swaps have been marked-to-market with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations.

As of December 31, 2008 and September 30, 2009, $1.7 million and $16.0 million was included in other current liabilities, respectively, and $91.0 million and $49.2 million was included in deferred credits and other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

In accordance with the disclosure requirements provided under the Derivative and Hedging topic of the Codification, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2009	September 30, 2009
Undesignated interest rate swaps (a)	Deferred credits and other long-term liabilities	$18,301	$67,468
Undesignated interest rate swaps	Other current liabilities	—	16,100

Total derivatives		$18,301	$83,568

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet is net of $18.3 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statement of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Undesignated interest rate swaps	Losses on derivative financial instruments	$19,608	$11,800

Note 10    Income Taxes

We are included within Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method in accordance with the Income Taxes topic of the Codification.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

As of December 31, 2008 and September 30, 2009, our gross unrecognized tax benefits were $51.3 million and $55.1 million, respectively (including interest and penalties), of which $35.5 million and $38.9 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2008 and September 30, 2009, we had recorded reserves for interest and penalties in the amount of $1.6 million and $2.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2008, the change in the balance of unrecognized tax benefits consisted of an increase of $3.6 million related to current period positions, an increase of $0.7 million related to prior period positions and a decrease of $0.5 million related to prior period tax positions. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

During the third quarter of 2008, the Internal Revenue Service began an audit of us for the years ended December 31, 2005 and 2006. At this point in time, it is too early to anticipate both the length of the audit and the probability of any adjustments.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and September 30, 2009, we recorded tax indemnification receivables of $5.9 million and $6.3 million, respectively.

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

September 30, 2009

PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition.

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $4.2 million as of December 31, 2008 and September 30, 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in deferred credits and other long-term liabilities in the condensed consolidated balance sheets. We expect to pay $2.2 million within the next 12 months in connection with the facilities restructuring plan.

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

The following table summarizes the recorded accruals, which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying condensed consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plan	Workforce Restructuring Plan	Total
Balance at January 1, 2009	$5.5	$0.4	$5.9
Net cash payments	(1.3)	(0.4)	(1.7)

Balance at September 30, 2009	$4.2	$0.0	$4.2

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

September 30, 2009

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

The geographic distribution of our revenue was as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009
North America	70%	68%
Latin America and Caribbean	11%	13%
Africa and Middle East	8%	8%
Asia Pacific	6%	6%
Europe	5%	5%

Approximately 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during both the three months ended September 30, 2008 and 2009. The ten largest customers accounted for approximately 44% of our transponder services, satellite-related services and other revenue for both the three months ended September 30, 2008 and 2009.

The geographic distribution of our revenue was as follows:

	Predecessor Entity	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2009
North America	78%	69%	69%
Latin America and Caribbean	9%	11%	11%
Africa and Middle East	6%	8%	8%
Asia Pacific	4%	7%	8%
Europe	3%	5%	4%

Approximately 18%, 12% and 11% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively. The ten largest customers accounted for approximately 50%, 44% and 44% of our transponder services, satellite-related services and other revenue for the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

Our revenues were derived from the following services (in thousands, except percentages):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
Transponder services	$180,837	66%	$177,147	66%
Managed services	15,196	6%	16,755	6%
Mobile satellite services and other	13,566	5%	7,311	3%

Subtotal	209,599	77%	201,213	75%
Revenue from affiliates	63,242	23%	67,710	25%

Total	$272,841	100%	$268,923	100%

Our revenues were derived from the following services (in thousands, except percentages):

	Predecessor Entity		Successor Entity
	Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to September 30, 2008		Nine Months Ended September 30, 2009
Transponder services	$64,406	53%	$487,774	68%	$535,711	63%
Managed services	4,437	4%	38,445	5%	47,368	5%
Mobile satellite services and other	2,183	2%	30,406	4%	66,444	8%

Subtotal	71,026	59%	556,625	77%	649,523	76%
Revenue from affiliates	51,021	41%	161,867	23%	204,241	24%

Total	$122,047	100%	$718,492	100%	$853,764	100%

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

Certain directors, officers and key employees of Intelsat Corp and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees of Intelsat Corp and its subsidiaries under the 2008 Share Plan (see Note 3(a)—2005 Share Plan and Note 3(b)—2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global.

(b) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into a Master Intercompany Services Agreement (“MISA”) pursuant to which these entities provide services to each other. In each case, services are provided on

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recorded revenue of $6.9 million, $73.6 million and $112.0 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we also recorded revenue of $44.1 million, $88.3 million and $92.2 million, respectively, related to services provided by us to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recognized $2.3 million, $33.2 million and $56.4 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to September 30, 2008 and the nine months ended September 30, 2009, we recognized $4.6 million, $32.5 million and $31.1 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2008 and September 30, 2009, we had a net receivable of $116.6 million and $127.7 million from subsidiaries of Intelsat Holdings, respectively.

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

(c) Sponsor and Executive Management Investments

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2009

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

(e) Launch Vehicle Sales

On May 15, 2009, we entered into an agreement with Intelsat LLC, an indirect wholly-owned subsidiary of Intelsat, Ltd., whereby Intelsat LLC assigned its rights under a launch services contract for the launch of one satellite to us in exchange for $96.8 million in cash and assumption of the remaining payment obligations by us. Additionally, under the agreement, we assigned our rights under launch services contracts for the launch of two satellites to Intelsat LLC in exchange for a combined price of $128.4 million in cash and the assumption of the remaining payment obligations by Intelsat LLC. In connection with these transactions, we recorded a loss of $6.5 million, which is included within operating expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2009.

(f) Purchase of Ground Assets

On August 7, 2009, we entered into an agreement with Intelsat LLC whereby Intelsat LLC sold certain ground assets to us for $2.0 million.

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

Immediately following the New Sponsors Acquisition, Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in Intelsat Intermediate Holding Company, Ltd. and Intelsat Corporation (“Intelsat Corp”)) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda, including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007, among Serafina and certain banks, related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”). In addition, we and Intelsat Sub Holdco entered into amendments to our respective existing senior secured credit facilities, and we entered into a joinder agreement to our existing credit agreement, to facilitate the New Sponsors Acquisition. In connection with the New Sponsors Acquisition, on February 7, 2008, Intelsat Jackson redeemed, pursuant to their terms, all $260.0 million of its outstanding Floating Rate Senior Notes due 2013 and all $600.0 million of its outstanding Floating Rate Senior

Notes due 2015, and on March 6, 2008, Intelsat, Ltd. redeemed, pursuant to their terms, all $400.0 million of its outstanding 5 1/4% Senior Notes due 2008. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions.

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

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of September 30, 2009, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted in accordance with the guidance provided in the Stock Compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”).

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs in our condensed consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2008.

Results of Operations

Three Months Ended September 30, 2008, Combined Nine Months Ended September 30, 2008 and the Three and Nine Months Ended September 30, 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to September 30, 2008. As such, the reported results of operations for the combined nine months ended September 30, 2008 are not necessarily comparable to the nine months ended September 30, 2009, primarily due to higher interest expense resulting from the acquisition financing and higher depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

The following table sets forth our comparative statements of operations for the periods shown, with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$209,599	$201,213	$(8,386)	(4)%
Revenue from affiliates	63,242	67,710	4,468	7

Total revenue	272,841	268,923	(3,918)	(1)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	40,872	31,456	(9,416)	(23)
Costs from affiliates	26,436	30,187	3,751	14
Selling, general and administrative	26,499	28,238	1,739	7
Depreciation and amortization	86,769	83,232	(3,537)	(4)
Losses on derivative financial instruments	21,301	19,608	(1,693)	(8)

Total operating expenses	201,877	192,721	(9,156)	(5)

Income from operations	70,964	76,202	5,238	7
Interest expense, net	61,897	44,871	(17,026)	(28)
Loss on early extinguishment of debt	—	(51)	(51)	NM
Other income, net	5,433	607	(4,826)	(89)

Income before income taxes	14,500	31,887	17,387	NM
Provision for income taxes	4,208	12,144	7,936	NM

Net income	$10,292	$19,743	$9,451	92%

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008 in our discussion below, as we believe this combination is useful to provide the reader a period-over-period comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the nine months ended September 30, 2009 compared to the combined nine months ended September 30, 2008. This combination is not a measure in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$556,625	$627,651
Revenue from affiliates	51,021	161,867	212,888

Total revenue	122,047	718,492	840,539

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	103,145	114,297
Costs from affiliates	6,858	65,748	72,606
Selling, general and administrative	12,117	73,226	85,343
Depreciation and amortization	26,851	231,832	258,683
Transaction costs	62,675	—	62,675
(Gains) losses on derivative financial instruments	11,431	(18,033)	(6,602)

Total operating expenses	131,084	455,918	587,002

Income (loss) from operations	(9,037)	262,574	253,537
Interest expense, net	21,224	158,226	179,450
Other income, net	169	8,781	8,950

Income (loss) before income taxes	(30,092)	113,129	83,037
Provision for (benefit from) income taxes	(10,702)	37,531	26,829

Net income (loss)	$(19,390)	$75,598	$56,208

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Combined		Nine Months Ended September 30, 2009 Compared to Combined Nine Months Ended September 30, 2008
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$627,651	$649,523	$21,872	3%
Revenue from affiliates	212,888	204,241	(8,647)	(4)

Total revenue	840,539	853,764	13,225	2

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	114,297	137,556	23,259	20
Costs from affiliates	72,606	87,443	14,837	20
Selling, general and administrative	85,343	89,949	4,606	5
Depreciation and amortization	258,683	252,383	(6,300)	(2)
Transaction costs	62,675	—	(62,675)	NM
Impairment of asset value	—	144,100	144,100	NM
(Gains) losses on derivative financial instruments	(6,602)	11,800	18,402	NM

Total operating expenses	587,002	723,231	136,229	23

Income from operations	253,537	130,533	(123,004)	(49)
Interest expense, net	179,450	142,692	(36,758)	(20)
Loss on early extinguishment of debt	—	(51)	(51)	NM
Other income, net	8,950	3,178	(5,772)	(64)

Income (loss) before income taxes	83,037	(9,032)	(92,069)	NM
Provision for (benefit from) income taxes	26,829	(2,629)	(29,458)	NM

Net income (loss)	$56,208	$(6,403)	$(62,611)	NM %

Income from Operations

Our income from operations increased by $5.2 million, or 7%, to $76.2 million for the three months ended September 30, 2009 as compared to $71.0 million for the three months ended September 30, 2008. Our financial results were affected by a $1.7 million decrease in unrealized losses on our derivative financial instruments. The $19.6 million losses on derivative financial instruments for the three months ended September 30, 2009 included a $2.7 million decrease in fair value as a result of marking-to-market and $16.9 million in cash settlements for interest, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay.

Our income from operations decreased by $123.0 million, or 49%, to $130.5 million for the nine months ended September 30, 2009 as compared to $253.5 million for the combined nine months ended September 30, 2008. Our financial results were affected by certain material pre-tax items as discussed below:

•

a $144.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process;

•	$9.1 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees;

•

an $18.4 million decrease in gains on our derivative financial instruments. The $11.8 million losses on derivative financial instruments for the nine months ended September 30, 2009 included a $28.8 million increase in fair value as a result of marking-to-market and $40.7 million in cash settlements for interest, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay; and

•

$62.7 million in transaction costs incurred during the combined nine months ended September 30, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the nine months ended September 30, 2009.

Revenue

The following table sets forth our comparative revenue by service type for the periods shown with the increase (decrease) and percentage changes (in thousands, except percentages):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Transponder services	$180,837	$177,147	$(3,690)	(2)%
Managed services	15,196	16,755	1,559	10
Mobile satellite services and other	13,566	7,311	(6,255)	(46)

Subtotal	209,599	201,213	(8,386)	(4)
Revenue from affiliates	63,242	67,710	4,468	7

Total	$272,841	$268,923	$(3,918)	(1)%

Revenue from external customers for the three months ended September 30, 2009 decreased by $8.4 million, or 4%, as compared to the three months ended September 30, 2008. Our revenue decreased primarily due to a decrease in mobile satellite services and other and a decrease in transponder services. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $3.7 million, due to reduced revenues from media customers of $6.3 million, partially offset by an increase of $2.6 million in revenue from network services customers, due primarily to new services and renewals for customers in the Latin America and Caribbean, North America and Africa and Middle East regions.

•

Managed services—an aggregate increase of $1.6 million, primarily due to an increase in revenue from network services customers of $1.6 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the Africa and Middle East and the North America regions.

•

Mobile satellite services and other—an aggregate decrease of $6.3 million, primarily due to decreased revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including launch vehicle sales underway in 2008 and completed during the first half of 2009.

Revenue from affiliates for the three months ended September 30, 2009 increased by $4.5 million, or 7%, as compared to the three months ended September 30, 2008. These revenues result from intercompany administrative, engineering, capacity and sales-related services provided by Intelsat Corp and its subsidiaries to other subsidiaries of Intelsat, Ltd. pursuant to the Master Intercompany Services Agreement (“MISA”), which was entered into in connection with the Intelsat Acquisition Transactions. The increase of $4.5 million was driven primarily by an increase in intercompany sales of capacity services, partially offset by a decline in other services provided to other subsidiaries of Intelsat, Ltd. under the MISA.

The following table sets forth our comparative revenue by service type for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”) (in thousands, except percentages):

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Increase (Decrease)	Percentage Change
Transponder services	$64,406	$487,774	$552,180	$535,711	$(16,469)	(3)%
Managed services	4,437	38,445	42,882	47,368	4,486	10
Mobile satellite services and other	2,183	30,406	32,589	66,444	33,855	NM

Subtotal	71,026	556,625	627,651	649,523	21,872	3
Revenue from affiliates	51,021	161,867	212,888	204,241	(8,647)	(4)

Total	$122,047	$718,492	$840,539	$853,764	$13,225	2%

Revenue from external customers for the nine months ended September 30, 2009 increased by $21.9 million, or 3%, as compared to the combined nine months ended September 30, 2008. Our revenue increased primarily due to an increase in mobile satellite services and other related to revenue of $44.2 million earned from the re-sale of launch vehicles and related services, a business which we do not currently intend to pursue in the future, and increases in managed services. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $16.5 million, due to reduced revenues from media customers of $25.0 million, partially offset by an increase of $8.6 million in revenue from network services customers due primarily to new services and renewals for customers in the North America and the Latin America and Caribbean regions.

•

Managed services—an aggregate increase of $4.5 million, primarily due to an increase in revenue from network services customers of $3.6 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the Africa and Middle East and the North America regions. In addition there was a $3.5 million increase in revenue from managed video solutions primarily in the North America region, offset by a $2.6 million decrease in occasional video services for our media customers primarily in the Latin America and Caribbean and North America regions.

•

Mobile satellite services and other—an aggregate increase of $33.9 million, primarily due to increased revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including $36.4 million in increased revenue from the completion of the re-sale of two launch vehicles during the nine months ended September 30, 2009.

Revenue from affiliates for the nine months ended September 30, 2009 decreased by $8.6 million, or 4%, as compared to the combined nine months ended September 30, 2008. Revenue earned from the MISA in the combined nine months ended September 30, 2008 was significantly higher than in other periods due to the increased costs incurred with the sale or cancellation of restricted shares and SCAs of Intelsat Holdings in connection with the New Sponsors Acquisition Transactions during the combined nine months ended September 30, 2008.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $9.4 million, or 23%, to $31.5 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to the following:

•	a decrease of $4.9 million in cost of sales related to decreased revenues from launch vehicle sales underway in 2008 and completed during the first half of 2009; and

•	a decrease of $2.2 million in staff expenses primarily related to increased capitalized labor.

Direct costs of revenue increased by $23.3 million, or 20%, to $137.6 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The increase was primarily related to the re-sale of two launch vehicles by our satellite-related services business during the first half of 2009.

Costs from Affiliates

Costs from affiliates increased by $3.8 million, or 14%, to $30.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This increase was largely due to costs recorded during the three months ended September 30, 2009 primarily from increased capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a decrease in other MISA services.

Costs from affiliates increased by $14.8 million, or 20%, to $87.4 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. This increase was primarily due to costs recorded during the nine months ended September 30, 2009 primarily from increased capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a decrease in other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.7 million, or 7%, to $28.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was primarily due to a $3.4 million increase in bad debt expense, offset by a decrease of $1.6 million in professional fees due to expenses incurred in the third quarter of 2008 to support refinancing activities pursuant to the New Sponsors Acquisition.

Selling, general and administrative expenses increased by $4.6 million, or 5%, to $89.9 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The increase was primarily due to an $8.0 million increase in staff expenses, which included $7.0 million of costs related to the adoption of the 2008 Share Plan and equity grants to employees, offset by a $5.0 million decrease in professional fees due to expenses incurred in the third quarter of 2008 to support the refinancing activities pursuant to the New Sponsors Acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.5 million, or 4%, to $83.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was primarily due to the following:

•	a net decrease of $3.1 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and changes in certain satellites’ estimated useful lives; and

•	a decrease of $0.9 million in amortization expense due to the pattern of consumption of amortizable intangible assets.

Depreciation and amortization expense decreased by $6.3 million, or 2%, to $252.4 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. The decrease was primarily due to the following:

•	a net decrease of $12.0 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and changes in certain satellites’ estimated useful lives; and

•	a decrease of $2.0 million in amortization expense primarily due to the pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $6.5 million in depreciation expense resulting from the impact of a satellite placed into service in June 2008; and

•	an increase of $0.9 million in depreciation expense attributable to the write-up of our depreciable assets to fair value upon the closing of the New Sponsors Acquisition.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $2.2 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $17.0 million, or 28%, to $44.9 million for the three months ended September 30, 2009 as compared to $61.9 million for the three months ended September 30, 2008. The decrease in interest expense, net was principally due to the following:

•	a decrease of $14.2 million due to lower interest rates on our variable rate debt in 2009 as compared to the third quarter of 2008; and

•	an increase of $0.9 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $2.7 million for the three months ended September 30, 2009 which included $2.4 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Interest expense, net decreased by $36.8 million, or 20%, to $142.7 million for the nine months ended September 30, 2009 as compared to $179.5 million for the combined nine months ended September 30, 2008. The decrease in interest expense, net was principally due to the following:

•	a decrease of $36.8 million due to lower interest rates on our variable rate debt in 2009 as compared to 2008; partially offset by

•	a decrease of $3.0 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $8.2 million for the nine months ended September 30, 2009 which included $7.2 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $0.6 million for the three months ended September 30, 2009 as compared to $5.4 million for the three months ended September 30, 2008. The decrease of $4.8 million was primarily related to a $4.0 million decrease in miscellaneous income, driven by income in 2008 resulting from a reduction in the amounts we were required to pay under a customer contract as a result of an amendment and a $0.6 million realized loss on our available-for-sale investments in 2009.

Other income, net was $3.2 million for the nine months ended September 30, 2009 as compared to $9.0 million for the combined nine months ended September 30, 2008. The decrease of $5.8 million was primarily related to a $3.7 million decrease in miscellaneous income, driven by income in 2008 resulting from a reduction in the amounts we were required to pay under a customer contract as a result of an amendment and a $1.9 million decrease related to a realized gain on our available-for-sale investments in 2008 compared to a realized loss in 2009.

Provision for (Benefit from) Income Taxes

Our provision for income taxes was $12.1 million and $4.2 million for the three months ended September 30, 2009 and the three months ended September 30, 2008, respectively. The difference was principally due to a higher pre-tax income during the three months ended September 30, 2009.

Our benefit from income taxes was $2.6 million for the nine months ended September 30, 2009 compared to a provision for income taxes of $26.8 million for the combined nine months ended September 30, 2008. The difference was principally due to pre-tax losses driven by an orbital location impairment charge of $144.1 million during the nine months ended September 30, 2009 as compared to pre-tax income earned during the combined nine months ended September 30, 2008.

EBITDA

EBITDA consists of earnings before net interest, (gain) loss on early extinguishment of debt, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) to EBITDA for the periods shown is as follows (in thousands):

			Combined	Successor Entity
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Net income (loss)	$10,292	$19,743	$56,208	$(6,403)
Add:
Interest expense, net	61,897	44,871	179,450	142,692
Loss on early extinguishment of debt	—	51	—	51
Provision for (benefit from) income taxes	4,208	12,144	26,829	(2,629)
Depreciation and amortization	86,769	83,232	258,683	252,383

EBITDA	$163,166	$160,041	$521,170	$386,094

Liquidity and Capital Resources

Cash Flow Items

	Predecessor Entity	Successor Entity	Combined	Successor Entity
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
	(in thousands)
Net cash provided by operating activities	$58,000	$345,848	$403,848	$317,967
Net cash used in investing activities	(14,484)	(106,157)	(120,641)	(31,962)
Net cash used in financing activities	(14,231)	(102,698)	(116,929)	(151,670)
Net change in cash and cash equivalents	29,348	138,823	168,171	136,134

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $318.0 million for the nine months ended September 30, 2009 reflected a decrease of $85.9 million as compared to the combined nine months ended September 30, 2008. The decreased cash flows from operating activities primarily resulted from a decrease in net income excluding non-cash items, an increase in accounts receivables due to higher revenue, an increase in payments for accounts payable and accrued liabilities, including accrued interest, and a decrease in deferred revenue due to the recognition of revenue from the completion of the re-sale of two launch vehicles during 2009. This was partially offset by a decrease in payments of prepaid items and increases in other long-term liabilities primarily due to an increase in our long-term tax liability owed to our parent company as a result of taxes related to Intelsat’s consolidated U.S. filing group.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $88.7 million to $32.0 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. This decrease was primarily due to proceeds of $128.6 million from the sale of other property and equipment, including $128.4 million related to the sale of two launch vehicles to an affiliate during 2009, offset by higher capital expenditures of $38.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $34.7 million to $151.7 million for the nine months ended September 30, 2009 as compared to the combined nine months ended September 30, 2008. Financing activities for the combined nine months ended September 30, 2008 included the repayment of capital expenditure funding by a customer of $30.9 million, $18.0 million of debt issuance costs and $12.3 million of premium paid in connection with early retirement of certain debt, offset by proceeds from the issuance of debt of $38.6 million. During the nine months ended September 30, 2009, our repayments on other long-term debt were $67.8 million.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat became a significantly more highly leveraged company, which has resulted in a significant increase in its interest expense.

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

Intelsat Corp Senior Secured Credit Facility

As of September 30, 2009, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corporation Amended and Restated Credit Agreement (the “Intelsat Corp Amended and Restated Credit Agreement”), which consisted of a $355.9 million Tranche A-3 Term loan with a six-year maturity, a $1.8 billion Tranche B-2 Term Loan facility with a seven and one-half year maturity, and a $175.0 million revolving credit facility with a six-year maturity. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.55:1.00, as of September 30, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under certain of Intelsat’s notes and our existing notes and the Intelsat Jackson unsecured credit agreements.

On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

No amounts were outstanding under the revolving credit facility as of September 30, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million (net of standby letters of credit) as of September 30, 2009.

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

2009 Redemption

On July 31, 2009, we redeemed the approximately $1.0 million principal amount outstanding of our 9% Senior Notes due 2014 and the approximately $0.01 million principal amount outstanding of our 9% Senior Notes due 2016.

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

A reconciliation of net cash provided by operating activities to net income (loss) to EBITDA to Intelsat Corp Adjusted EBITDA is as follows (in thousands):

	Combined (1)	Successor Entity
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Reconciliation of net cash provided by operating activities to net income:
Net cash provided by operating activities	$403,848	$317,967
Depreciation and amortization	(258,683)	(252,383)
Impairment of asset value	—	(144,100)
Provision for doubtful accounts	(1,617)	(2,501)
Foreign currency transaction gain	1,893	1,799
Deferred income taxes	27,678	79,281
Loss on disposal of assets	(58)	(6,711)
Share-based compensation expense	(61,957)	(9,121)
Amortization of discount and issuance costs	(8,630)	(8,222)
Unrealized gains on derivative financial instruments	18,347	28,894
Other non-cash items	(144)	282
Changes in operating assets and liabilities, net of effect of acquisition	(64,469)	(11,588)

Intelsat Corp net income (loss):	56,208	(6,403)

Add (Subtract):
Interest expense, net	179,450	142,692
Loss on early extinguishment of debt	—	51
Provision for (benefit from) income taxes	26,829	(2,629)
Depreciation and amortization	258,683	252,383

EBITDA	521,170	386,094

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:

Add (Subtract):
Transaction costs (2)	62,675	—
Impairment of asset value (3)	—	144,100
(Gains) losses on derivative financial instruments (4)	(6,602)	11,800
Non-recurring and other non-cash items (5)	15,642	29,783

Intelsat Corp Adjusted EBITDA	$592,885	$571,777

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined nine months ended September 30, 2008 have been presented separately in our condensed consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to September 30, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to September 30, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with the Intangible—Goodwill and Other topic of the Codification.
(4)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(5)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, costs related to our compensation and benefit plans, expenses for services on the Horizons-1 and Horizons-2 satellites, and loss on disposal of assets primarily related to the assignment of our rights under launch services contracts for the launch of two satellites to Intelsat LLC, which are excluded from Intelsat Corp Adjusted EBITDA by definition.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. We currently expect to use cash on hand, cash flows provided by operations and availability under our senior secured credit facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, during the next twelve months.

No amounts were outstanding under our revolving credit facility as of September 30, 2009; however, we had aggregate outstanding letters of credit of $2.1 million outstanding under the revolver portion of our senior secured credit facilities. The remaining availability under our revolving senior secured credit facility at September 30, 2009 was $152.2 million (net of standby letters of credit). Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat, Ltd., with a senior secured debt covenant included in the indenture governing Intelsat, Ltd.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facilities.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of September 30, 2009 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $4.4 billion and $4.3 billion as of June 30, 2009 and September 30, 2009, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. Payments for satellites and other property and equipment during the nine months ended September 30, 2009 were $153.8 million.

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

In addition, one of the major launch service providers has recently filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), and is continuing its operation as a debtor-in-possession. This could impact our expected capital expenditures in the future. See Item 1A. Risk Factors—Risk Factors Relating to Our Industry—Our dependence on outside contractors could result in increased costs and delays related to the launch of our new satellites, which would in turn adversely affect our business, operating results, liquidity and financial condition.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second joint satellite investment with JSAT International, Inc. to build and launch a Ku-band satellite (“Horizons-2”). The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. The satellite supports digital video, high-definition television and internet protocol-based content distribution networks to broadband Internet and satellite news gathering services in the United States. The total future joint investment in Horizons-2 is expected to be $127.8 million as of September 30, 2009, of which each of the joint venture partners is required to fund their 50% share.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during both the combined nine months ended September 30, 2008 and the nine months ended September 30, 2009. We have entered into a security and pledge agreement with the third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee in accordance with the Guarantee topic of the Codification which provides guidance specifically related to a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness to others. We have recorded a liability of $12.2 million within accrued liabilities as of both December 31, 2008 and September 30, 2009, and a liability of $61.0 million and $48.8 million within deferred credits and other long-term liabilities as of December 31, 2008 and September 30, 2009, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We are currently evaluating the requirements of this amendment and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under the Transfers and Servicing topic, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 166 and the impact, if any, to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under the Consolidations and Non-Controlling Interests topic. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167 and the impact, if any, to our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”). Subsequent to the issuance of this accounting pronouncement, this FSP has been incorporated into the Codification under the Compensation— Retirement Benefits topic. FSP No. FAS 132(R)-1 provides additional disclosure requirements for the plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 requires employers of public and nonpublic entities to disclose additional information detailing how investment allocation decisions are made, the major categories of plan assets including concentration of risk and fair value measurements, and the fair value techniques used to measure the plan assets. The disclosure requirements are effective for years ending after December 15, 2009. We plan to adopt FSP No. FAS 132(R)-1 and provide the additional disclosure requirements in our Annual Report on Form 10-K for the year ending December 31, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Supplemental Indenture dated July 20, 2009, to Indenture dated July 18, 2008 by and among Intelsat Corporation, Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

4.2	Supplemental Indenture dated July 20, 2009, to Indenture dated July 18, 2008 by and among Intelsat Corporation, Intelsat, Ltd., other guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.2 of Intelsat, Ltd.’s Current Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: November 9, 2009	By	/s/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

INTELSAT CORPORATION

Date: November 9, 2009	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer