Form 10-K
period 2009-12-31
Intelsat CORP
filed 2010-03-10
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 5, 2010, an aggregate of 548 shares of our common stock were outstanding.

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

When used in this Annual Report, the words “may,” “will,” “ might,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “intend,” “potential,” “outlook” and “continue,” and the negative of these terms, and other similar expressions are intended to identify forward-looking statements and information. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: our goal to expand our leading fixed satellite services (“FSS”) business in high growth regions and applications while maintaining our focus on operational discipline; our expectation that our current capital expenditure program will position our network to capitalize on the FSS sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets; the characteristics of our refreshed fleet when the current investment cycle is completed; our belief that our strategies will position us to continue to deliver high operating margins, and as our current fleet investment program is completed, strong cash flow generation; the trends we believe will increase demand for satellite services and that we believe will allow us to capture new business opportunities in the future; our intent to continue to evaluate and pursue strategic transactions that complement our global fleet, provide growth capacity and allow us to respond to our customer needs; our belief that our network services and media customers increasingly require managed services best addressed by a network that combines space and terrestrial infrastructure; our expectation that the FSS sector will experience moderate growth over the next few years; our expectation that we will benefit from the general trend towards IP-based networking and distribution, including growing use of new media formats, as well as infrastructure applications in emerging regions; our expectation that we will continue to implement compression technologies into our ground network to reduce the bandwidth necessary for network service applications, increasing our customers’ efficiency and expanding our market potential, particularly in emerging regions; our belief that our enhancement of our fully-integrated terrestrial network to an all IP network environment will improve our ground support of high bandwidth applications such as high definition video and will allow us to converge our media and network services terrestrial network infrastructures; the trends that we believe will impact our revenue and operating expenses in the future; our assessments regarding how long satellites that have experienced anomalies in the past should be able to provide service on their transponders; our assessment of the risk of additional anomalies occurring on our satellites; our expectation that certain anomalies will not result in the acceleration of capital expenditures; our plans for satellite launches in the near term; our expected capital expenditures in 2010 and during the next several years; our belief that the diversity of our revenue and customer base allows us to recognize trends, capture new growth opportunities, and gain experience that can be transferred to customers in other regions, enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region; our belief that our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services; our belief that the scale of our fleet can reduce the financial impact of any satellite failures and protect against service interruption; and the impact on our financial position or results of operations of pending legal proceedings.

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

In this Annual Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, (2) the term “PanAmSat Holdco” refers to Intelsat Holding Corporation, and not to its subsidiaries, (3) the term “PanAmSat” refers to PanAmSat Holdco and its subsidiaries, including Intelsat Corp, (4) the terms “Intelsat” and “combined company” refer to Intelsat, Ltd. and its subsidiaries on a consolidated basis prior to the Migration (as defined below) and Intelsat S.A. and its subsidiaries on a consolidated basis subsequent to the Migration, (5) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global, Ltd. (formerly known as Serafina Holdings Limited) prior to the Migration and to Intelsat Global S.A. subsequent to the Migration, (6) the terms “Serafina” and “Intelsat Global Subsidiary” refer to Intelsat Global Subsidiary, Ltd. (formerly known as Serafina Acquisition Limited) prior to the Migration and to Intelsat Global Subsidiary S.A. subsequent to the Migration, (7) the term “Intelsat Holdings” refers to our indirect parent, Intelsat Holdings, Ltd., prior to the Migration and to Intelsat Holdings S.A. subsequent to the Migration, (8) the term “Intelsat Bermuda” refers to Intelsat (Bermuda), Ltd., Intelsat, Ltd.’s direct wholly-owned subsidiary, prior to the Migration and the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, subsequent to the Migration, (9) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings, Ltd., a direct wholly-owned subsidiary of Intelsat Bermuda prior to the Migration and to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, subsequent to the Migration, (10) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company, Ltd., a direct wholly-owned subsidiary of Intelsat Jackson, prior to the Migration and to Intelsat Intermediate Holding Company S.A. subsequent to the Migration, (11) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company, Ltd., a direct wholly-owned subsidiary of Intermediate Holdco, prior to the Migration and to Intelsat Subsidiary Holding Company S.A. subsequent to the Migration, and (12) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina and related transactions discussed under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions. In this Annual Report, unless the context otherwise requires, all references to transponder capacity or demand refer to transponder capacity or demand in the C-band and Ku-band only.

Overview

We operate as a fully integrated subsidiary of Intelsat, our indirect parent. As a subsidiary of Intelsat, we are part of the world’s largest fixed satellite services (“FSS”) business, providing a critical layer in the global communications infrastructure. Based on the scale and global coverage of our combined company’s network, our combined company’s extensive customer relationships and reputation for highly reliable services, we believe that Intelsat is the leading FSS company in the world. Our combined company operates more satellite capacity in orbit, has more satellite capacity under contract, serves more commercial customers and delivers services in more countries than any other commercial satellite operator.

Our combined business provides mission critical communication services to the world’s leading media companies, wireline and wireless telecommunications operators, data networking service providers, multinational corporations, and Internet service providers (“ISPs”). The span of our combined business ranges from global distribution of content for media companies to essential network backbones for communications providers in high-growth emerging markets.

Our combined business is the most diversified in the FSS sector based on types of service offerings, number of customers and revenue concentration by satellite and geography. This diversity reduces our market and operating risk. Our broad customer base and our combined company’s geographic presence also provide us with early opportunities to support new communications applications in a converging world.

Our satellite-based solutions are a critical component of our customers’ infrastructures. Generally, our customers need the connectivity satellites provide so long as they are in business or pursuing their mission. This gives us stability during economic downturns. Our services also provide strong value in support of our customers’ businesses. For instance, for media applications, our satellite services provide efficient broadcast distribution that is difficult for terrestrial services to match. For network services applications, our satellite solutions provide higher reliability than is available from local terrestrial services, and allow our customers to reach geographies that they would otherwise be unable to serve. The Intelsat network supports:

•	The distribution of television entertainment and news programming;

•	The expansion of wireless networks in emerging regions without adequate infrastructure;

•	Ubiquitous access to broadband for Internet and fixed and mobile networks used by corporations and other organizations; and

•	Completion and extension of international, national and regional voice and data networks.

Our combined company provides infrastructure services on a satellite fleet comprised of over 50 satellites, covering 99% of the earth’s populated regions. This satellite capacity is complemented by a terrestrial network comprised of leased fiber optic cable and owned and operated teleports. We believe that our combined hybrid satellite-terrestrial network provides significant differentiation and is an important element of our combined company’s growth strategy.

We have a reputation for operational and engineering leadership, built on Intelsat’s experience of over 45 years in the FSS sector. The reliability of our network is outstanding, delivering 99.9994% network availability on station-kept satellites to our customers in 2009. Our combined company built our centrally operated, fully integrated network using the world’s largest collection of FSS spectrum rights at valuable orbital locations, from which we can deliver services to established regions as well as higher-growth emerging regions.

We operate in an attractive, well-developed sector of the satellite communications industry, which is benefiting from increasing demand for capacity from the commercial sector. The FSS sector is characterized by steady and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. We believe these sector characteristics, coupled with our cost-efficient, fully integrated operating structure, provide us with an attractive business model.

As of December 31, 2009, our revenue backlog, which is our expected future revenue under existing customer contracts, was approximately $4.3 billion. We typically contract with our customers for long-term commitments of up to 15 years. Approximately 97% of this backlog relates to contracts that are non-cancelable or cancelable only upon payment of substantial termination fees. For the year ended December 31, 2009, we generated revenue of $1.1 billion, a growth rate of 1% over the combined year ended December 31, 2008.

We believe that our combined company’s global scale and efficient operating profile, diversified customer sets and sizeable backlog, together with the growing worldwide demand for entertainment and connectivity, provide us with a platform for success.

The FSS Sector

Fixed satellite services are an integral part of the global communications infrastructure. The global FSS sector is expected to generate revenues of approximately $9.6 billion in 2010 according to NSR, a leading international market research and consulting firm specializing in satellite and wireless technology and applications.

Our customers use our services because of the distinct technical and economic benefits that satellite services provide for certain critical applications. Satellites provide a number of advantages over terrestrial communications systems, including the following:

•	Satellite beams effectively blanket service regions with bandwidth, enabling any user within a coverage area to have equal access to highly reliable bandwidth;

•	Efficient content distribution through the ability to broadcast high quality signals from a single location to many locations simultaneously;

•	The ability to extend beyond terrestrial network end points, or provide an alternative path to terrestrial infrastructure, thus avoiding points of congestion or unreliability;

•	Fast network deployments, with network performance easily replicated across each site regardless of geography or infrastructure, and efficient centralized control and management;

•	Superior end-to-end network availability as compared to the availability of terrestrial networks; and

•	Instant communications infrastructure for disaster recovery.

There is a finite number of geostationary orbital slots in which FSS satellites can be located, and many orbital locations already hold operational satellites. The owners of these satellites operate them under coordination agreements designed to avoid interference with other operators’ satellites.

Today, there are only three FSS operators, including Intelsat, providing global services, which is increasingly important as multinationals and governments seek a one-stop solution for obtaining global connectivity. In addition, there are a number of operators with fewer satellites that provide regional and/or national services. Intelsat is the largest of any operator in terms of rights to orbital slots in the most valuable C- and Ku-band spectrums.

We believe a number of trends are creating increasing demand for satellite services, expanding the FSS sector:

•

Globalization of economic activities is increasing the geographic expansion of corporations and the communications networks that support them and creating new audiences for content. Globalization also increases the communications requirements for governments supporting embassy and military applications.

•

Connectivity and broadband access are essential elements of infrastructure supporting the rapid economic growth of developing nations. Globally dispersed organizations are increasingly moving to satellite-based infrastructure to provide better access, reliability and control.

•

Proliferation of content and formats is resulting in increased bandwidth requirements as content owners seek to maximize distribution to multiple viewing audiences across multiple technologies. High definition television (“HDTV”), three-dimensional high definition television (“3DTV”), Internet distribution of traditional television programming, Internet protocol television (“IPTV”) and video to the handset are all examples of the expanding format and distribution requirements of media programmers.

•

Mobility applications, such as wireless phone services, maritime communications and aerial services, are fueling demand for bandwidth on the move. Rapid growth in cellular services for developing regions is expected to transition demand for voice only services to demand for data and video services over time, resulting in increased network bandwidth requirements. Given the low penetration of fixed-line telephone services in emerging markets and the introduction of smart phones and netbooks, Internet access in these markets may be primarily mobile.

In total, C- and Ku-band transponder service revenue in the FSS sector is expected to grow at a compound annual growth rate (“CAGR”) of 4.1% from 2010 to 2015 according to NSR. The fundamentals of the sector have consistently improved over the past few years, with continued strong demand despite the generally poor economic environment in many regions of the world. The average price per transponder for the period 2009 to 2011 forecasted by NSR in its 2009 study was approximately 12.5% higher than that forecasted for the same period in a similar study issued by NSR in 2006.

Our Customer Sets

Our combined company is the largest FSS operator and, based on the number of transponders contracted, Intelsat holds the leading position in each of its three customer sectors: media, network services and government.

We provide satellite capacity and related communications services for the transmission of video, data and voice signals. Our customer contracts offer three different service types: transponder services, managed services and mobile satellite services and other. We also perform satellite-related consulting and technical services for various third parties, such as operating satellites for other satellite owners.

Media

Media customers represented 60% of our third-party revenue for the year ended December 31, 2009 and a contracted backlog of $3.3 billion as of such date. Our combined company provides satellite capacity for the transmission of entertainment, news, sports and educational programming for approximately 300 content providers and direct-to-home (“DTH”) platform operators worldwide. Our revenue generated from the media sector is generally characterized by non-cancellable, long-term contracts with terms of up to 15 years with premier customers including:

•	National broadcasters;

•	Content providers and distributors;

•	Cable programmers; and

•	DTH platform operators.

Broadcasters, content providers and cable programmers seek efficient distribution of their content to make it easily obtainable by affiliates, cable operators and DTH platforms. Intelsat’s strong cable distribution neighborhoods offer media customers high penetration of regional and national audiences.

Broadcasters, content providers and cable programmers also select us because our global capabilities enable the distribution or retrieval of content to or from virtually any point on earth. For instance, we regularly provide fully integrated global distribution networks for content providers that need to distribute their products across multiple continents. We believe DTH platform operators turn to us because the scale and flexibility of our fleet lowers their operating risk, as we have multiple satellites serving every region.

Our media sector service offerings are comprised of two primary categories:

•	Transponder services, which include:

•	Video distribution services—full-time services used by programmers and broadcasters to distribute content to cable systems and to affiliates;

•	DTH television services—full-time services used by DTH platform operators to distribute their content to consumer set-top boxes; and

•	Video contribution services—full-time and part-time services used to gather news and events from a remote location for delivery to a production facility.

•	Managed services, which include:

•

Hybrid satellite, fiber and teleport managed services—full-time services typically used by programmers to outsource additional elements of their transmission infrastructure, such as uplinking programming in digitally compressed formats; and

•	Part-time managed services, including occasional use services for news, sports and entertainment organizations gathering programming from a remote location for delivery to a production facility.

We believe that our combined company enjoys a strong reputation for delivering the high network reliability required to serve the demanding media sector.

Our fully integrated satellite, fiber and teleport facilities provide enhanced quality control for programmers. We are increasingly offering bundled, value-added services that include managed fiber services, digital encoding of video channels and up-linking and down-linking services to and from our satellites and teleport facilities. Our bundled services address programmers’ interests in delivering content to multiple distribution channels, such as television and Internet, and their needs for launching programs to new regions in a cost-efficient manner.

Highlights of our combined company’s media business include the following:

•

Of our combined company’s 54 satellites, 25 are premium video neighborhoods, offering programmers superior audience penetration, with 10 serving the United States, five serving Latin America, three serving Asia, four serving Europe, and three serving Africa and the Middle East.

•

We are positioned as a leading provider of global distribution to our media customers. Our top 20 video distribution customers buy service on our network across three or more geographic regions, demonstrating the value provided by the global reach of our network.

•

In North America, we believe that our combined company is the leading provider of FSS capacity for the distribution of high definition and cable programming. Our Galaxy 13 satellite provided the first high definition neighborhood in North America, and today, the Galaxy fleet distributes nearly 150 high definition channels, and Intelsat distributes nearly 200 high definition channels on a global basis. In its 2009 study, NSR forecasted that the number of standard and high definition television channels are expected to grow at a CAGR of 6.7% from 2010 to 2015.

•	We are a leading provider of FSS capacity for DTH services, delivering programming to millions of viewers and supporting more than 30 DTH platforms around the world.

•

We are a leading provider of managed occasional use services for news and sports organizations. In early 2010, we landed a special events team in Haiti within hours of its tragic earthquake, providing a critical link for broadcast teams reporting on the event. In the eleven days following the event, we uplinked over 500 hours of broadcasts from the disaster zone.

•	Global C- and Ku-band transponder revenue from FSS video applications is forecasted to grow at an overall CAGR of approximately 4.8% from 2010 to 2015, according to NSR.

Network Services

Network services accounted for 31% of our third-party revenue for the year ended December 31, 2009 and a contracted backlog of $821 million as of such date. Our business generated from the network services sector is generally characterized by three to five year, and up to 15 year, contracts with many of the world’s leading communications providers, including:

•	Wireline and wireless telecommunications carriers, including global, regional and national providers;

•	Corporate network service providers;

•	Value-added services providers, such as those serving the oil and gas and maritime industries; and

•	Multinational corporations and entities.

There is an increasing need for basic and high-speed connectivity in developed and emerging regions around the world. Our combined company’s satellite capacity, paired with our terrestrial network comprised of leased fiber, teleports, and data networking platforms, enables the transmission of video, data and voice to and from virtually any point on the surface of the earth. We provide an essential element of the infrastructure supporting the rapid expansion of wireless services in many emerging markets. Penetration of 3G wireless services in developing regions is expected to reach over one billion subscribers by 2012 according to the International Telecommunications Union (the “ITU”).

Our network services offerings are comprised of two primary categories:

•

Transponder services—full-time capacity services used by telecom operators, wireless companies, data network operators and value-added network operators for telecom or broadband network infrastructure; and

•

Managed services—full-time services used by value-added network operators, mobile services operators, telecom operators and ISPs that provide integrated networking platforms comprised of satellite capacity, fiber, teleport and hardware. Operators and service providers use these shared, managed platforms as the basis for, or an economical extension of, their service offerings.

Our network services offerings are an essential component of our customers’ services, providing backbone infrastructure, expanded service areas and hard-to-reach connectivities. We believe that our combined company is a preferred provider because of our global service capability and our expertise in delivering service operator-grade network availability and efficient network control.

Our combined company has established regional shared data networking platforms at our teleports that are connected to over 40 of our satellites on our combined fleet. As a result, our customers can quickly establish highly reliable services across multiple regions, yet operate them on a centralized basis. Our satellite-based solutions allow customers to rapidly expand their service territories, increase the access speed and capabilities for their existing networks and efficiently address new customer and end-user requirements.

Highlights of our combined company’s network services business include the following:

•

Our combined company is the leading provider of satellite capacity for voice and data applications in every region according to Euroconsult, a leading international research and consulting company specializing in space satellite communications and broadcasting;

•

We provide services to many of the world’s largest telecommunications companies. Of the customers we categorize as telecommunications companies, our combined company’s revenue from the top 25 in aggregate grew at a CAGR of 11.3% from 2007 to 2009;

•

We believe our combined company is the leading provider of satellite capacity for cellular backhaul applications connecting a cellular access point to the telecommunications network, providing network extensions in emerging regions. Approximately 60 of our combined company’s customers use our satellite-based backhaul services as a core component of their network infrastructure due to unreliable or non-existent terrestrial infrastructure. Our combined company’s cellular backhaul customers include eight of the top ten mobile groups in Africa, such groups representing 64% of the region’s subscribers; and

•

Over 200 value-added network operators use our combined global broadband hybrid infrastructure to deliver regional and global services. Applications for these services include corporate networks for multi-nationals, Internet access and broadband for maritime applications.

We believe our combined company is the leading provider of satellite capacity for network services, and that we are well positioned to benefit from the growing segments of this market. These segments include:

•	Satellite-based private data networks, including VSAT networks. C- and Ku-band transponder demand for VSAT services is expected to grow at a CAGR of 6.8% from 2010 to 2015, according to NSR;

•	Cellular backhaul via satellite, for which satellite capacity demand is expected to grow by a CAGR of 6.3% from 2010 to 2015, according to NSR; and

•	Broadband for maritime applications, which is expected to grow by a CAGR of 9.7% from 2010 to 2015 according to NSR.

Government

Prior to the completion of the Intelsat Acquisition Transactions (as defined below under—Our History—The Intelsat Acquisition Transactions), our former government services business was comprised of global satellite and related telecommunications services provided to the U.S. government, international government entities and their contractors. In connection with the consummation of the Intelsat Acquisition Transactions, our government services business was purchased by Intelsat General Corporation (“Intelsat General”).

Our Diverse Business

Our revenue and backlog diversity spans customer sets and applications, as discussed above, as well as geographic regions and satellites. We believe our diversity allows us to recognize trends to capture new growth opportunities, and gain experience that can be transferred to customers in different regions.

We believe our combined company is the sector leader by transponder share in all but one of the geographic regions covered by our combined network, and these leading positions align to the regions identified by industry analysts as those that either purchase the most satellite capacity or are emerging regions that have the highest growth prospects, such as Africa and Latin America.

The diversity in our combined company also reduces our business risk. The diversity of our revenue and customer base enables us to capitalize on changing market conditions and mitigates the impact of fluctuations in any specific customer type or geographic region. The scale of our fleet can also reduce the financial impact of satellite failures and protect against service interruption. No single satellite generated more than approximately 10% of our third-party revenue and no single customer accounted for more than approximately 11% of our third-party revenue for the year ended December 31, 2009.

By region and service sector, our backlog as of December 31, 2009 was as follows:

Note: Regional designation for backlog is based on customer billing address.

Our Strategy

We seek revenue growth and increased cash flows by expanding our combined company’s leading FSS business in high growth regions and applications while maintaining our focus on operational discipline. Given our efficient operating structure, we believe the strategies of our combined company will position it to continue to deliver high operating margins, and to generate strong cash flow and growth as its current combined fleet investment program is completed. The key components of our strategy include the following:

Focus our core business on attractive and growing applications

Our combined company has an industry-leading position in each of the customer sets served by our business. We believe our combined global network and regional strengths will allow us to capture new business opportunities as a result of the following:

Network Services:

•	Growth in multinational enterprise broadband access requirements resulting from globalization;

•	The continued expansion of cellular networks and voice and data growth in emerging regions with inadequate infrastructure; and

•	New broadband connectivity requirements for aerial and maritime applications.

Media:

•	Content and format proliferation, such as standard definition and high definition formats, increasing the capacity needs of our programmer customers;

•	New and expanding DTH platforms in fast growing emerging regions; and

•	Programmers and broadcasters seeking new global distribution capabilities to deliver content in new regions.

Optimize our space-based assets, including orbital locations and spacecraft

Our combined company is conducting a significant capital expenditure fleet investment program during the five-year period from 2008 to 2012. The program is designed to position the Intelsat satellite network to capitalize on the FSS sector’s best growth opportunities globally, while providing optimal coverage to meet needs across our targeted customer sets. By the conclusion of the current investment cycle in 2012, the characteristics of our refreshed combined company fleet are expected to include the following:

•

A significant increase in the proportion of high-power, land mass-focused transponders suitable for broadband and video applications, which typically command a higher price, resulting in an opportunity to increase the overall yield on our fleet;

•	Expanded capacity to serve our faster-growth network services customers, particularly in emerging markets;

•	Expanded capacity at our most valuable regional video distribution neighborhoods;

•	Reduced risk of anomalies resulting from the replacement of satellites with known health issues;

•	No significant increase in the total amount of station-kept transponder capacity; and

•	A longer average remaining useful life of our combined company satellite fleet.

Incorporate new technology into our core combined network to capture growth from new applications and next generation customer requirements

Our global scale, diversity, collection of spectrum rights, technical expertise and fully integrated hybrid network form a strategic platform that positions us to identify and capitalize on new opportunities in satellite services. Our combined company fleet is large and diversified by coverage, manufacturer and age. As satellites reach the end of their service lives, we have an ongoing opportunity to refresh the technology we use to serve our customers, resulting in flexibility to address new opportunities as they are identified. Our newer assets, including our enhanced terrestrial network, are used to address current market requirements, allowing older assets to be redeployed to serve legacy customer applications still efficiently served by those assets.

As a result, we believe our combined company is well positioned to accommodate new business models as they are adopted by our customers. We expect to benefit from the general trend towards IP-based networking and distribution, including growing use of new media formats, as well as infrastructure applications in emerging regions.

We are also investing in enhanced technology in our combined terrestrial network to deliver converging video and IP content, thus expanding the services we provide to the media and telecommunications industries. We intend to continue to implement compression technologies into our combined ground network to reduce the bandwidth necessary for network service applications, increasing our customers’ efficiency and expanding our market potential, particularly in emerging regions.

Opportunistically use acquisitions and creative business structures for cost-efficient growth and attractive returns

Our combined company’s record of capitalizing on strategic growth opportunities through targeted acquisitions and business ventures is well established. In addition, our combined company has demonstrated its ability to integrate acquisitions efficiently and quickly, due to our scale and our centralized satellite operations philosophy. We completed the integration of the combined company as a result of the Intelsat Acquisition Transactions. In recent years, Intelsat has completed other, smaller transactions involving single satellites with partners in diverse regions, such as JSAT International Inc. (“JSAT”) in Asia, Telenor Inma AS (“Telenor”) in Europe, and Convergence SPV Ltd. (“Convergence Partners”) in Africa. Intelsat will continue to evaluate potential asset purchases, joint ventures and creative business and financial structures that complement our combined global fleet, provide growth capacity and allow us to respond to customer needs.

Our Network

We have a global network of 25 satellites that are integrated with 29 satellites owned by other subsidiaries of Intelsat for a combined global network comprised of 54 satellites and ground facilities, including teleports and leased fiber that support our commercial services and the operation and control of our satellites.

Our customers depend on our combined global communications network and our operational and engineering leadership. Highlights of our combined network include:

•	Prime orbital locations, reflecting a valuable portfolio of coordinated fixed satellite spectrum rights;

•	Highly reliable services, including network availability of 99.9994% on our station-kept satellites for the year ended December 31, 2009;

•	Flexibility to relocate satellites to other orbital locations as demand patterns change;

•	Design features and steerable beams on many of our satellites that enable us to reconfigure capacity to provide different areas of coverage; and

•	Resilience, with multiple satellites serving each region, allowing for improved restoration alternatives should a satellite anomaly occur.

The table below provides a summary of our satellite fleet as of December 31, 2009, excluding the 29 satellites owned by other subsidiaries of Intelsat.

Satellite	Manufacturer		Orbital Location	Launch Date	Estimated End of Service Life (1)
Station Kept:
HGS-3	BSS	(2)	38°E	2/96	9/11
IS-1R	BSS		50°W	11/00	2/16
IS-4 (3)	BSS		72°E	8/95	8/10
IS-5	BSS		169°E	8/97	10/12
IS-7	SS/L	(4)	68.65°E	9/98	11/13
IS-8	SS/L		166°E	11/98	1/14
IS-9	BSS		58°W	7/00	10/12
IS-10	BSS		68.5°E	5/01	6/16
IS-11	ORB	(5)	317°E	10/07	10/23
IS-12	SS/L		45°E	10/00	1/16
IS-14	SS/L		315°E	11/09	TBD
Galaxy 3C	BSS		95.05°W	6/02	9/20
Galaxy 11	BSS		32.8°E	12/99	4/15
Galaxy 12	ORB		123.1°W	4/03	4/20
Galaxy 13/Horizons-1 (6)	BSS		127°W	9/03	12/18
Galaxy 14	ORB		125°W	8/05	12/20
Galaxy 15	ORB		133°W	10/05	10/22
Galaxy 16	SS/L		99°W	6/06	6/24
Galaxy 17	Thales	(7)	91°W	5/07	5/23
Galaxy 18	SS/L		123°W	5/08	5/24
Horizons-2 (8)	ORB		74.05°W	12/07	12/23

Inclined Orbit:
Leasat F5 (9)	BSS		100°E	1/90	3/11
IS-2	BSS		169.1°E	7/94	7/11
Galaxy 9 (10)	BSS		81°W	5/96	7/10
IS-3R	BSS		43.1°W	1/96	7/11

(1)	Engineering estimates of the service life as of December 31, 2009 as determined by remaining fuel levels, consumption rates and other considerations (including power) and assuming no relocation of the satellite.
(2)	Boeing Satellite Systems, Inc., formerly Hughes Aircraft Company.
(3)	On February 1, 2010, the backup spacecraft control processor (“SCP”) on IS-4 failed, resulting in a loss of the spacecraft.
(4)	Space Systems/Loral, Inc.

(5)	Orbital Sciences Corporation.
(6)	Horizons Satellite Holdings, LLC (“Horizons”), our joint venture with JSAT, owns and operates the Ku-band payload on this satellite. We are the exclusive owner of the C-band payload.
(7)	Thales Alenia Space.
(8)	Horizons owns and operates the payload on this satellite.
(9)	Leasat F5 provides services in the X-band and UHF-band frequencies for military applications.
(10)	Galaxy 9 was relocated from 74.15ºW to 81ºW and placed into an inverted North/South attitude in order to serve Latin America.

Satellite Systems

There are three primary types of commercial communications satellite systems: low-earth orbit systems, medium-earth orbit systems and geosynchronous systems. All of our satellites are geosynchronous satellites and are located approximately 22,300 miles, or 35,700 kilometers, above the equator. These satellites can receive radio frequency communications from an origination point, relay those signals over great distances and distribute those signals to a single receiver or multiple receivers within the coverage areas of the satellites’ transmission beams.

Geosynchronous satellites send these signals using various parts of the radio frequency spectrum. The spectrum available for use at each orbital location includes the following frequency bands in which most commercial satellite services are offered today:

•	C-band—low power, broad beams requiring use of relatively larger antennae, valued as spectrum least susceptible to transmission impairments such as rain;

•	Ku-band—high power, narrow to medium size beams facilitating use of smaller antennae favored by businesses, but somewhat less reliable due to weather-related impairments; and

•

Ka-band—very high power, very narrow beams facilitating use of very small transmit/receive antennae, but less reliable due to high transmission impairments such as rain. The Ka-band is utilized for various applications including broadband services.

Substantially all of the station-kept satellites in our fleet are designed to provide capacity using the C- and/or Ku-bands of this spectrum.

A geosynchronous satellite is referred to as geostationary, or station-kept, when it is operated within an assigned orbital control, or station-keeping box, which is defined by a specific range of latitudes and longitudes. Geostationary satellites revolve around the earth with a speed that corresponds to that of the earth’s rotation and appear to remain above a fixed point on the earth’s surface at all times. Geosynchronous satellites that are not station-kept are in inclined orbit. The daily north south motion of a satellite in inclined orbit exceeds the specified range of latitudes of its assigned station-keeping box, and the satellite appears to oscillate slowly, moving above and below the equator every day. An operator will typically operate a satellite in inclined orbit toward the end of its service life because the operator is able to save significant amounts of fuel by not controlling the north-south position of the satellite and is thereby able to substantially extend the service life of the satellite. The types of services and customers that can access an inclined orbit satellite have traditionally been limited due to the movement of the satellite relative to a fixed ground antenna; however, recent technology innovations now allow the use of inclined orbit capacity for certain applications. As a result, we anticipate demand for inclined orbit capacity may increase over the next few years if these applications are successfully introduced. As of December 31, 2009, four of our satellites were operating in an inclined orbit, with most continuing to earn revenue beyond our original estimated life for each of these satellites.

In-Orbit Satellites

We believe that the strong operational performance of our combined company is due primarily to our satellite procurement and operations philosophy. Our operations and engineering staff is involved from the design through the decommissioning of each satellite that we procure. Our staff works at the manufacturers’ and launchers’ sites to monitor progress, allowing us to maintain close technical collaboration with our contractors during the process of designing, manufacturing and launching a satellite. We continue our engineering involvement throughout the operating lifetime of each satellite. Extensive monitoring of earth station operations and around-the-clock satellite control and network operations support ensure our consistent operational quality, as well as timely corrections when problems occur. In addition, we have in place contingency plans for technical problems that may occur during the lifetime of a satellite.

These features also contribute to the resilience of our network, which enables us to ensure the continuity of service that is important for our customers and to retain revenue in the event that we need to move customers to alternative capacity. The design flexibility of some of our satellites enables us to meet customer demand and respond to changing market conditions.

As of December 31, 2009 our in-orbit fleet of satellites had 380 and 375 36-MHz equivalent transponders available for transmitting in the C-band and the Ku-band, respectively. These totals measure transponders on station-kept satellites. The average system fill factor for our satellites, which represents the percentage of our total available transponder capacity that is in use or that is reserved at a given time (including guaranteed reservations for service), was 85.1% as of December 31, 2009.

The design life of a satellite is the length of time that the satellite’s hardware is designed by the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time the satellite has enough fuel to remain operational. A satellite’s service life is based upon fuel levels and other considerations, including power. Satellites launched in the recent past are generally expected to remain in service for the lesser of maneuver life or 16 years. Satellites typically have enough fuel to maintain between 16 and 18 years of station-kept operations. The average remaining service life of our satellites was approximately 8.3 years as of December 31, 2009 weighted on the basis of nominally available capacity for the station-kept satellites we own.

Planned Satellites

As of December 31, 2009 we had orders for the following two satellites, both of which are replacement satellites. Generally, these satellites are being built over a period of three years. In the following table, a replacement satellite refers to a planned satellite of which certain customers may have the option of continuity of service between the existing satellite operating at the designated role and the planned satellite.

Satellite	Manufacturer	Role	Earliest Launch Date	Expected Launch Provider
IS-19	SS/L	Replacement satellite for IS-8 located at 166°E.	Q1 2012	TBD
IS-20	SS/L	Replacement satellite for IS-10 and IS-7 co-located at 68.5°E.	Q1 2012	TBD

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

Network Operations and Current Ground Facilities

We control and operate each of our satellites and manage the communications services for which each satellite is used from the time of its initial deployment through the end of its operational life, and we believe that our technical skill in performing these critical operations differentiates us from our competition. We provide most of these services from our satellite operations centers in Washington, D.C. and Long Beach, California and our customer service center in Ellenwood, Georgia. In the event of a natural disaster or other situation disabling one of the facilities, each satellite operations center has the functional ability to provide instantaneous restoration of services on behalf of the other, demonstrating the efficiency and effectiveness of our network. Utilizing state-of-the-art satellite command and control hardware and software, our satellite operations centers analyze telemetry from our satellites in order to monitor their status and track their location.

Our satellite operations centers use a network of ground facilities to perform their functions. This network includes 17 earth stations (“TT&C stations”) that provide tracking, telemetry and control (“TT&C”) services for our satellites and various other earth stations worldwide. Through our ground facilities, we constantly monitor signal quality, protect bandwidth from piracy or other interference and maintain customer installed equipment.

Our customer service center located in Ellenwood, Georgia includes a specialized video operations center, data operations center, and rapid access center. This facility is responsible for managing the communications services that we provide to our customers and is the first point of contact for customers needing assistance in using our network. Our combined company also maintains a back-up operations facility and data center a relatively short distance from our Washington, D.C. facility in Hagerstown, Maryland. This facility provides back-up emergency operational services in the event that our Ellenwood, Georgia customer service center experiences an interruption.

We have invested heavily in our fully integrated terrestrial network which complements our satellite network. Our network includes teleport, leased fiber and network performance monitoring systems and enables us to provide end-to-end managed solutions to our customers. In addition to leased fiber connecting high-density routes, our ground network also features strategically located points of presence, which are drop-off points for our customers’ traffic that are close to major interconnection hubs for telecommunications applications, video transmissions and trunking to the Internet backbone. We are enhancing our terrestrial network to an all IP network environment that will improve our ground support of high bandwidth applications such as HD video. We believe the CISCO-based network architecture will effectively allow us to converge our media and network services terrestrial network infrastructures, resulting in reduced costs, and will provide opportunities for generating additional revenue from existing and new customers by bundling combinations of media and network services products that can be offered through a single access circuit into our network.

Capacity Sparing and Backup and General Satellite Risk Management

As part of our satellite risk management, we continually evaluate, and design plans to mitigate, the areas of greatest risk within our fleet, especially for those satellites with known technical risks. We believe that the availability of spare transponder services capacity, together with the overlapping coverage areas of our combined company’s fleet of satellites and flexible satellite design features described in —Our Network—Satellite Systems above, are important aspects of our ability to provide reliable service to our customers. In addition, these factors could help us to mitigate the financial impact to our operations attributable to the occurrence of a major satellite anomaly, including the loss of a satellite. Although we do not maintain backup for all of our transponder services operating capacity, we maintain some form of backup capacity for each satellite designated as being in primary operating service. Our restoration backup capacity may include any one or more of the following:

•	designated reserve transponders on the satellite or other on-board backup systems or designed-in redundancies,

•	an in-orbit spare satellite, or

•	interim restoration capacity on other satellites.

In addition, we provide some capacity on a preemptible basis and could preempt the use of this capacity to provide backup capacity in the event of a loss of a satellite.

We typically obtain launch insurance for our satellites at the time of launch and will decide whether or not to obtain such insurance taking into consideration launch insurance rates, terms of available coverage and alternative risk management strategies, including the availability of backup satellites and transponders in the event of a launch failure. Launch insurance coverage is typically in an amount equal to the fully capitalized cost of the satellite, which generally includes the construction costs, the portion of the insurance premium related to launch, the cost of the launch services and capitalized interest (but may exclude any unpaid incentive payments to the manufacturer).

Three of the satellites in our fleet are covered by in-orbit insurance. In-orbit insurance coverage may initially be for an amount comparable to launch insurance levels, generally decreases over time and is typically based on the declining book value of the satellite. We do not currently insure against lost revenue in the event of a total or partial loss of a satellite.

One of the three insured satellites, Galaxy 13/Horizons-1, was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure, primarily related to Xenon-Ion Propulsion System (“XIPS”) related anomalies (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite.

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

By establishing local offices closer to our customers and staffing those offices with experienced personnel, we believe that we are able to provide flexible and responsive service and technical support to our customers. Our sales and marketing organization reflects our corporate focus on our three principal customer sets of network services, media and government. Our sales team includes technical marketing and sales engineering application expertise and a sales approach focused on creating integrated solutions for our customers’ communications requirements.

We use a range of direct and wholesale distribution methods to sell our services, depending upon the region, applicable regulatory requirements and customer application.

Satellite Health and Technology

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy, with 99.9994% availability of station-kept satellite capacity during the year ended December 31, 2009. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Many of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. After each anomaly we have generally restored services for our customers on the affected satellite, provided alternative capacity on other satellites in our fleet, or provided capacity that we purchased from other satellite operators.

We have identified three types of common anomalies among the satellite models in our fleet, which have had an operational impact in the past and could, if they materialize, have an impact in the future. These are:

•	failure of the on-board SCP in Boeing 601 (“BSS 601”) satellites;

•	failure of the on-board XIPS used to maintain the in-orbit position of Boeing 601 High Power Series (“BSS 601 HP”) satellites; and

•	accelerated solar array degradation in early Boeing 702 (“BSS 702”) satellites.

SCP Failures. Many of our satellites use an on-board SCP to provide automatic on-board control of many operational functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure of the primary SCP. Certain BSS 601 satellites have experienced SCP failures. The risk of SCP failure appears to decline as these satellites age.

As of December 31, 2009, we operated four BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2, IS-3R and IS-4, which had previously experienced primary SCP failure and was operating on its backup SCP. These satellites have been identified as having heightened susceptibility to the SCP problem. On February 1, 2010, the backup SCP on IS-4 failed, resulting in a loss of the spacecraft. IS-4 carried commercial traffic and operated in a secondary role. Its failure did not cause a significant interruption of our business or require replacement of a satellite. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur; however, should they occur, we do not anticipate an interruption in business or early replacement of these satellites as a result.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, the failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. However, the failure of both XIPS would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

As of December 31, 2009, we operated four BSS 601 HP satellites, IS-5, IS-9, 1S-10 and Galaxy 13/Horizons-1. IS-5 and Galaxy 13/Horizons-1 continue to have both XIPS available as their primary propulsion system. IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These two satellites are expected to be replaced by 2012. Our BSS 601 HP satellites had available bi-propellant fuel for a range of approximately two and a half to eight years from December 31, 2009. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

As of December 31, 2009, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. Both satellites are currently operating in secondary roles. The third BSS 702 satellite that we operated as of December 31, 2009, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

On November 28, 2004, Intelsat’s Galaxy 27 satellite experienced a sudden anomaly in its north electrical distribution system which resulted in the loss of control of the satellite and the interruption of customer services on the satellite. Galaxy 27 is a FS 1300 series satellite manufactured by SS/L. Intelsat’s engineers were able to regain command and control of Galaxy 27, and it was placed back in service, with reduced payload capacity, following operational testing. Intelsat has determined that the north electrical distribution system on Galaxy 27 and the communications capacity associated with it are not operational, and the satellite has lost redundancy in nearly all of its components. As a result, Galaxy 27 faces an increased risk of loss in the future. As of December 31, 2009, a substantial subset of Galaxy 27’s transponders, which are all powered by the south electrical distribution system, have been tested, are performing normally and are available for service to Intelsat’s customers. Some of these transponders are currently being used by Intelsat’s customers.

On June 29, 2008, Intelsat’s Galaxy 26 satellite experienced a sudden and unexpected electrical distribution anomaly causing the loss of a substantial portion of the satellite power generating capability and resulting in the interruption of some of the customer services on the satellite. Galaxy 26 is also a FS 1300 series satellite. Certain transponders continue to operate normally. However, the anomaly resulted in a reduction to the estimated remaining useful life of the satellite.

With respect to both the Galaxy 27 and Galaxy 26 anomalies, the failure review boards that Intelsat established with SS/L identified the likely root cause of the anomalies as a design flaw which is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. The design flaw also exists on our IS-8 satellite. This satellite has been in service since November 1998 and has not experienced an electrical system anomaly. Along with the manufacturer, we continually monitor this problem and we have ordered a replacement for IS-8 expected to be launched in 2012.

Competition

We compete in the communications market for the provision of video, data and voice connectivity worldwide. Communications services are provided using various communications technologies, including satellite networks, which provide services as a substitute for, or as a complement to, the capabilities of terrestrial networks. See—The FSS Sector above for a description of the FSS sector generally and the advantages of satellite communications.

Our combined company is a satellite operator that operates worldwide. Our competition includes providers of fixed satellite services of varying size. We also face significant competition from suppliers of terrestrial communications capacity. We compete with other satellite operators for both point-to-multipoint and point-to-point services. We compete with fiber optic cable operators principally for point-to-point services.

We also face competition from resellers of FSS and fiber capacity. Resellers purchase FSS or fiber capacity from current or future providers and then resell the capacity to their customers. Capacity for resale is readily available because resellers can typically procure capacity on short notice, given that FSS and fiber capacity is available.

Regulation

As an operator of privately owned global satellite systems, we are subject to U.S. government regulation, regulation by foreign national telecommunications authorities and the ITU frequency coordination process and regulations.

U.S. Government Regulation

FCC Regulation. Almost all of the satellites in our current constellation are licensed and regulated by the Federal Communications Commission (the “FCC”). We have final or temporary FCC authorization for all of our U.S.-licensed operating satellites. Satellite licenses typically have a fifteen-year term. At the end of a license term, we can request special temporary authorization or a license modification to continue operating a satellite. In addition, our FCC satellite licenses which relate to use of those orbital locations and associated frequencies that were transferred to the United States at the time of the Intelsat privatization in July 2001 are conditioned on Intelsat remaining a signatory to the Public Services Agreement with the International Telecommunications Satellite Organization. Furthermore, any transfer of these licenses by us to a third party or a successor-in-interest is only permitted if such third party or successor-in-interest has undertaken to perform our obligations under the Public Services Agreement.

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

We have subsidiaries that hold other FCC licenses, including earth station licenses associated with technical facilities located in several states and in Washington, D.C. We must pay FCC filing fees in connection with our space station and earth station applications, and we must also pay annual regulatory fees to the FCC. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations or the denial of applications for new authorizations or the renewal of existing authorizations.

We are not regulated as a common carrier for most of our activities, therefore we are not subject to rate regulation or the obligation not to discriminate among customers and we operate most of our activities with minimal governmental scrutiny of our business decisions. One of our combined company’s subsidiaries is regulated as a common carrier. Common carriers are subject to FCC requirements, which include: traffic and revenue reports, international circuit status reports, international interconnected private line reports, notification and approval for foreign carrier affiliations, filing of contracts with international carriers, annual financial reports, equal employment opportunity reports, assistance for law enforcement and maintenance of customer billing records for 18 months. The Intelsat common carrier subsidiary currently qualifies for exemptions from several of these reporting requirements.

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

The U.S. Department of Commerce’s Bureau of Industry and Security also regulates some of our activities under the Export Administration Regulations. The Bureau regulates our export of equipment to earth stations in our ground network located outside of the United States. It is our practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of our TT&C stations in a timely manner in order to facilitate the shipment of this equipment when needed.

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

U.S. Department of Defense Security Clearances. To participate in classified U.S. government programs, Intelsat sought and obtained security clearances for one of its subsidiaries from the U.S. Department of Defense as required under the national security laws and regulations of the United States by entering into a proxy agreement with the U.S. government. Because Intelsat S.A. is a Luxembourg company, and prior to the Migration was a Bermuda company, with significant non-U.S. investment and employees, it sought and obtained Department of Defense approval of various mechanisms to mitigate the impact on the required security clearances. If Intelsat does not maintain the security clearances that it has obtained from the U.S. Department of Defense, Intelsat will not be able to perform its obligations under any classified U.S. government contracts to which its subsidiary is a party, the U.S. government would have the right to terminate its contracts requiring access to classified information and Intelsat will not be able to enter into new classified contracts. Further, if Intelsat materially violates the terms of the proxy agreement, the subsidiary holding the security clearances may be suspended or debarred from performing any government contracts, whether classified or unclassified.

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

The International Telecommunication Union Frequency Coordination Process and Regulation

Our use of orbital locations is subject to the frequency coordination and recording process of the ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments and their associated orbital locations. Each ITU notifying administration is required by treaty to give notice of, coordinate and record its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

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

Employees

As of December 31, 2009, our combined company had 1,111 full-time regular employees. These employees consisted of:

•	523 employees in engineering, operations and related information systems;

•	280 employees in finance, legal, corporate information systems and other administrative functions;

•	217 employees in sales, marketing and strategy; and

•	91 employees in support of government sales and marketing.

As of December 31, 2009, 991 of these employees were located in the United States, and the remainder of our employees were in various other locations around the world. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our History

Prior to the consummation of the Intelsat Acquisition Transactions (as defined below), we were the product of the May 1997 merger of PanAmSat International and the Galaxy Satellite Services business of Hughes Communications, Inc., a subsidiary of The DIRECTV Group, into a new publicly held company, which retained the PanAmSat name. The related financing transactions and the related contractual arrangements entered into with The DIRECTV Group are collectively referred to as the Recapitalization. Prior to the Recapitalization in August 2004, The DIRECTV Group beneficially owned approximately 80.4% of our outstanding common stock. The DIRECTV Group was owned by Fox Entertainment Group, Inc., an 82% owned subsidiary of News Corporation. Following the Recapitalization, we were owned by entities affiliated with Kohlberg Kravis Roberts and Co., L.P., The Carlyle Group, Providence Equity Partners, Inc. and certain members of management and of our board of directors.

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

The Intelsat Acquisition Transactions

On August 28, 2005, Intelsat Bermuda, PanAmSat Holdco and Proton Acquisition Corporation, a wholly-owned subsidiary of Intelsat Bermuda, signed a definitive merger agreement pursuant to which Intelsat Bermuda acquired all of the outstanding equity interests in PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion in the aggregate (plus approximately $0.00927 per share as the pro rata share of undeclared regular quarterly dividends). Upon completion of the transactions on July 3, 2006, PanAmSat Holdco and Intelsat Sub Holdco became separate direct or indirect wholly-owned subsidiaries of Intelsat Bermuda. As part of this transaction, approximately $3.2 billion in existing debt of PanAmSat Holdco and its subsidiaries was either refinanced or remained outstanding. The merger and the related transactions are referred to collectively as the Intelsat Acquisition Transactions. Concurrently with the Intelsat Acquisition Transactions, Intelsat General, the entity that operates our government services business, purchased the government services business of PanAmSat.

The New Sponsors Acquisition Transactions

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings (the “New Sponsors Acquisition”) for total cash consideration of approximately $5.0 billion, pursuant to a share purchase agreement among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings (the “BC Share Purchase Agreement”). Serafina Holdings is an entity formed by funds controlled by BC Partners Holdings Limited (the “BCEC Funds”) and certain other investors. Subsequent to the execution of the BC Share Purchase Agreement, two investment funds controlled by Silver Lake Partners, L.P. (“Silver Lake Partners”) and other equity investors joined the BCEC Funds as the equity sponsors of Serafina Holdings. We refer to the BCEC Funds, the Silver Lake Partners funds and the other equity sponsors collectively as the New Sponsors. As a result of completion of the New Sponsors Acquisition and related financing transactions, we and our subsidiaries assumed aggregate net incremental debt of approximately $3.7 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the New Sponsors Acquisition Transactions.

The Luxembourg Migration

On December 15, 2009, Intelsat, Ltd. and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, Intelsat’s headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is now known as Intelsat Global S.A., Intelsat Global Subsidiary, Ltd. is now known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is now known as Intelsat Holdings S.A., Intelsat, Ltd. is now known as Intelsat S.A., Intelsat (Bermuda), Ltd. is now known as Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings, Ltd. is now known as Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company, Ltd. is now known as Intelsat Intermediate Holding Company S.A. and Intelsat Subsidiary Holding Company, Ltd. is now known as Intelsat Subsidiary Holding Company S.A.

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

We face significant competition in the FSS sector in different regions around the world. We compete against other satellite operators and against suppliers of ground-based communications capacity. The increasing availability of satellite capacity and capacity from other forms of communications technology has historically created an excess supply of telecommunications capacity in certain regions from time to time. Competition in the FSS sector lowers prices, which can reduce our operating margins and the cash available to fund our operations and service our debt obligations. In addition, there has been a trend toward consolidation of major FSS providers as customers increasingly demand more robust distribution platforms with network redundancies and worldwide reach, and we expect to face increased competition as a result of this trend. Our direct competitors are likely to continue developing and launching satellites with greater power and more transponders, which may create satellite capacity at lower costs. In order to compete effectively, we may have to invest in similar technology.

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

We currently carry in-orbit insurance only with respect to a small portion of our satellite fleet. As our satellite insurance policies expire, we may elect to reduce or eliminate insurance coverage relating to certain of our satellites to the extent permitted by our debt agreements if, in our view, exclusions make such policies ineffective or the costs of coverage make such insurance impractical and we believe that we can more reasonably protect our business through the use of in-orbit spare satellites, backup transponders and self-insurance. A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

We also maintain third-party liability insurance on certain of our satellites. This insurance, however, may not be adequate or available to cover all third-party liability damages that may be caused by any of our satellites, and we may not in the future be able to renew our third-party liability coverage on reasonable terms and conditions, if at all.

We have several large customers and the loss of, or default by, any one of them could materially reduce our revenue and materially adversely affect our business.

We rely on a limited number of customers to provide a substantial portion of our revenue and contracted backlog. For the predecessor year ended December 31, 2007, the combined year ended December 31, 2008 and the year ended December 31, 2009, our ten largest third-party customers and their affiliates represented approximately 49%, 44% and 43%, respectively, of our revenue from transponder services, satellite-related services and other. The loss of, or default by, one or more of these customers could significantly affect our revenue and operating margins.

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

The recent global recession may have significant effects on our customers and suppliers, which could adversely affect our business, operating results and financial condition.

The recent global recession, as well as a slow recovery period, may lead to lower demand for our services, increased incidences of our customers’ inability to pay for our services, or the insolvency of our customers. In addition, if our suppliers face challenges in obtaining credit, selling their products or otherwise in operating their businesses profitably, they may raise prices, lower production levels or cease operations. Any of these events may negatively impact our sales, revenue generation and margins, and consequently adversely affect our business, operating results and financial condition.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2009, we had approximately $3.3 billion of total third-party debt and we had $152.2 million (net of standby letters of credit) of availability under the revolving loan facility of our senior secured credit facility.

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

Any of the factors listed above could materially and adversely affect our business and our results of operations. Furthermore, our interest expense could increase if interest rates rise because certain portions of our debt bear interest at floating rates. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

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

The credit agreement governing our senior secured credit facility and the indentures governing our existing notes and the terms of our other outstanding indebtedness contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Our senior secured credit facility includes a financial covenant that requires the applicable borrower not to exceed a maximum senior secured leverage ratio. In addition, our senior secured credit facility requires us to use a portion of the proceeds of certain asset sales in excess of a specified amount that are not reinvested in our business to repay indebtedness under such facilities.

The credit agreements governing our senior secured credit facility and the indentures governing our existing notes include covenants restricting, among other things, our ability to:

•	incur or guarantee additional debt or issue disqualified stock;

•	pay dividends (including to fund cash interest payments at different entity levels), or make redemptions, repurchases or distributions, with respect to ordinary shares or capital stock;

•	create or incur certain liens;

•	make certain loans or investments;

•	engage in mergers, acquisitions, amalgamations, asset sales and sale and leaseback transactions; and

•	engage in transactions with affiliates.

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

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2010 will be satisfied by cash on hand, cash generated from our operations, intercompany borrowings and borrowings under our revolving credit facility. However, if we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including general market conditions, our financial performance and our credit rating. Both our credit rating and our ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the FSS sector in particular. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among factors that may adversely affect our credit. Other factors that could impact our credit include the amount of debt in our current capital structure, activities associated with our strategic initiatives, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies and may result in adverse rating agency actions with respect to our credit rating. A disruption in the capital markets, a deterioration in our financial performance or a credit rating downgrade could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available. Our credit rating was downgraded by Moody’s Investor Services Inc. in June 2006 and again in January 2008 and by Standard & Poor’s Ratings Group, or S&P, in June 2006, June 2007 and again in February 2008. Our debt agreements also impose restrictions on our operation of our business and could make it more difficult for us to obtain further external financing if required. See —The terms of our senior secured credit facility, the indentures governing our existing notes and the terms of our other indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Long-term disruptions in the capital and credit markets as a result of uncertainty due to the recent global recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. If financial market disruptions intensify it may make it difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash.

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

Almost all of our customers pay for our services in U.S. dollars, although we are exposed to some risk related to customers who do not pay in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

Our New Sponsors control us and may have conflicts of interest with us in the future.

Intelsat Global is controlled by affiliates of the New Sponsors and the funds advised by or associated with the New Sponsors. The New Sponsors, together with certain members of our senior management team and other designated employees, beneficially own substantially all of the equity interests in Intelsat Global, which is the direct parent of Intelsat Global Subsidiary, which is the direct parent of Intelsat Holdings, which is the direct parent of Intelsat S.A. The New Sponsors also own a portion of the outstanding notes issued by Intelsat Luxembourg. The New Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the New Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the New Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The New Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the New Sponsors continue to own a significant amount of the equity of Intelsat Global, they will continue to be able to strongly influence or effectively control our decisions.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of:

•	the satellite manufacturer’s error, whether due to the use of new and largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch;

•	problems with the power systems of the satellites, including:

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

•	problems with the control systems of the satellites, including:

•	failure of the primary and/or backup SCP; and

•	failure of the XIPS used on certain Boeing satellites, which is an electronic propulsion system that maintains the spacecraft’s proper in-orbit position; and/or

•	general failures resulting from operating satellites in the harsh space environment, such as premature component failure or wear out.

We have experienced anomalies in each of the categories described above. Although we work closely with the satellite manufacturers to determine and eliminate the cause of these anomalies in new satellites and provide for on-satellite backups for certain critical components to minimize or eliminate service disruptions in the event of failure, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components. These anomalies can manifest themselves in scale from minor reductions of equipment redundancy to marginal reductions in capacity to complete satellite failure. Some of our satellites have experienced significant anomalies in the past and some have components that are now known to be susceptible to similar significant anomalies. Each of these is discussed in Item 1—Business—Satellite Health and Technology. An on-satellite backup for certain components may not be available upon the occurrence of such an anomaly.

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

Many of the technical problems we have experienced with our current combined fleet have been component failures and anomalies. Intelsat’s Galaxy 26 and Galaxy 27 satellites experienced sudden anomalies in their electrical distribution systems that resulted in the loss of control of the satellites and the interruption of customer services on the satellites in November 2004 and June 2008, respectively. Intelsat believes the likely root cause of the anomalies is a design flaw that is affected by a number of parameters and in some extreme cases can result in an electrical system anomaly. This design flaw also exists on our IS-8 satellite.

Three of the BSS 601 satellites that we operated in the past, as well as BSS 601 satellites operated by others, have experienced a failure of the primary and backup SCPs. On January 15, 2006, our Galaxy 3R satellite experienced an anomaly of its back-up SCP and was taken out of service. On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup SCP and was taken out of service. These events did not have a material impact on our operations or financial results.

Certain of the BSS 601 HP satellites have experienced various problems associated with their XIPS. We currently operate four satellites of this type, two of which have experienced failures of both XIPS. We may in the future experience similar problems associated with XIPS or other propulsion systems on our satellites. In 2004, based on a review of available data, we reduced our estimate of the service life of one of our BSS 601 HP satellites, IS-9.

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

Launch vehicles may also under-perform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we have had launch insurance on all of our launches to date, if we were not able to obtain launch insurance on reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs, which could be more than $250 million.

Of the 49 satellites launched by us or our predecessors since 1983, three have resulted in launch failures. In addition, certain launch vehicles that we have used or are scheduled to use have experienced launch failures in the past. Launch failure rates vary according to the launch vehicle used.

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

Our operation of existing satellites is authorized and regulated by the FCC, the U.K. Office of Communications, the telecommunications licensing authority in Papua New Guinea, the telecommunications ministry of Japan, and the regulatory agency of Germany. If we do not maintain authorizations for our existing satellites, we would not be able to operate the satellites covered by those authorizations, unless we obtained authorization from another licensing jurisdiction. Some of our authorizations provide waivers of technical regulations. If we do not maintain these waivers, we would be subject to operational restrictions or interference that would affect our use of existing satellites. Loss of a satellite authorization could cause us to lose the revenue from services provided by that satellite at a particular orbital location to the extent these services cannot be provided by satellites at other orbital locations.

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

The export of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations. If we do not maintain our existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, we may be unable to export technical information or equipment to non-U.S. persons and companies, including to our own non-U.S. employees, as required to fulfill existing contracts. If we do not maintain our existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, we may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. In addition, because we conduct management activities from Luxembourg, our U.S. suppliers must comply with U.S. export control laws and regulations in connection with their export of satellites and related equipment and technical information to us. Our ability to acquire new satellites, launch new satellites or operate our satellites could also be negatively affected if our suppliers do not obtain required U.S. export authorizations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate as a fully integrated subsidiary of Intelsat. Intelsat owns the two facilities in which most of our operations and employees are located in Washington, D.C. and Ellenwood, Georgia. Intelsat Global Service Corporation owns the Washington, D.C. building where our administrative headquarters and primary satellite operations center are located. The land that underlies this building is leased from the U.S. government pursuant to a lease that expires in 2081. The building has approximately 917,000 gross square feet, of which approximately 546,500 square feet is used for office space and satellite operations facilities. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for descriptions of these facilities. The building also houses the majority of our sales and marketing support staff and other administrative personnel. Intelsat also leases approximately 28,546 square feet in Bethesda, Maryland where the employees of Intelsat General are located.

We also own a facility in Ellenwood, Georgia in which our primary customer service center is located. The facility has approximately 129,000 square feet of office space and operations facilities, which are based in two buildings and multiple antenna shelters on the property. See Item 1—Business—Our Network—Network Operations and Current Ground Facilities for a description of this facility.

The backup satellite operations center is located at a facility which Intelsat owns in Long Beach, California, which includes approximately 68,875 square feet for administrative and operational facilities. Intelsat’s current plan is to lease a significant portion of this facility to third parties.

Intelsat uses a worldwide ground network to operate our satellite fleet and to manage the communications services that Intelsat provides to its customers. This network is comprised of 49 owned and leased earth station and teleport facilities around the world, including 21 earth stations that perform TT&C services.

The six TT&C earth stations in Intelsat’s ground network which Intelsat owns are located in Ellenwood, Georgia, in Fillmore, Napa and Riverside, California, in Paumalu, Hawaii and in Fuchsstadt, Germany. Intelsat leases facilities at 15 other locations for satellite operations. Intelsat also contracts with the owners of some of these facilities for the provision of additional services. The locations of other earth stations in our ground network include Argentina, Australia, Bahrain, India, Italy, South Korea, Russia, South Africa, French Polynesia, Taiwan, Uruguay and the United Arab Emirates. Intelsat’s network also consists of the leased communications links that connect the earth stations to our satellite operations center located at our Washington, D.C. building and to our back-up operations facility.

In addition to providing TT&C services for the operation of our satellite fleet, Intelsat owns and leases facilities in order to provide teleport services to our customers. Intelsat owns seven teleports in Riverside, Napa and Fillmore, California, in Ellenwood, Georgia, in Paumalu, Hawaii, in Hagerstown, Maryland and in Fuchsstadt, Germany. Intelsat leases teleport facilities at a number of other U.S. and international locations, including Castle Rock, Colorado, Australia, Cyprus, Hong Kong, Kuwait, South Korea, Switzerland, the United Arab Emirates and the United Kingdom.

Intelsat has established points of presence connected by leased fiber at key traffic exchange points around the world, including Los Angeles, New York, Hong Kong and London. Intelsat leases our facilities at these traffic exchange points. Intelsat has also established video points of presence connected by leased fiber at key video exchange points around the world, including Los Angeles, Denver, New York, Washington, D.C. and London. Intelsat leases our facilities at these video exchange points. Intelsat uses our teleports and points of presence in combination with our satellite network to provide our customers with managed data and video services.

Intelsat leases office space in Luxembourg, Hamilton, Bermuda, London, England, and Wilton, Connecticut. Intelsat’s Luxembourg office serves as the headquarters for Intelsat Global, Intelsat Global Subsidiary, Intelsat Holdings, Intelsat S.A., Intelsat Luxembourg, Intelsat Jackson, Intermediate Holdco and Intelsat Sub Holdco. Prior to the Migration, the headquarters of these companies was located in Bermuda. The lease on Intelsat’s Bermuda office is set to expire in June 2010. Intelsat’s London office houses the employees of Intelsat Global Sales & Marketing Ltd., Intelsat’s sales and marketing subsidiary, and functions as Intelsat’s global sales headquarters. The Wilton, Connecticut office formerly housed the administrative functions of the prior PanAmSat business. This facility is under a lease set to expire in 2011, and Intelsat subleased this space to third parties beginning in mid-2007, when Intelsat discontinued operations at this facility under our integration plans. Intelsat also leases office space in New York, Florida, Australia, Brazil, China, France, Germany, India, Japan, Mexico, Singapore, South Africa and the United Arab Emirates for its local sales and marketing support offices.

Item 3.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the completion of the Intelsat Acquisition Transactions on July 3, 2006, the common stock of our parent, PanAmSat Holdco, was traded on the New York Stock Exchange. Subsequent to these transactions, there is no market for our common stock.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with, and is qualified by reference to, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and their notes included elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the year ended December 31, 2007, the period January 1, 2008 to January 31, 2008 (predecessor entity), the period February 1, 2008 to December 31, 2008 (successor entity) and the year ended December 31, 2009, and the consolidated balance sheet data as of December 31, 2008 and 2009 have been derived from consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm, appearing elsewhere in this Annual Report. The consolidated statement of operations data and consolidated cash flow data for the year ended December 31, 2005, the period January 1, 2006 to July 1, 2006 (predecessor entity) and the period July 1, 2006 to December 31, 2006 (predecessor entity) and the consolidated balance sheet data as of December 31, 2005, 2006 and 2007 have been derived from consolidated financial statements that are not included in this Annual Report.

	Predecessor Entity		Predecessor Entity			Successor Entity
	Year Ended December 31, 2005	January 1 to July 1, 2006	July 1 to December 31, 2006	Year Ended December 31, 2007	January 1 to January 31, 2008	February 1 to December 31, 2008	Year Ended December 31, 2009
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Transponder services, satellite-related services and other	$847,149	$436,864	$419,694	$825,187	$71,026	$763,855	$850,514
Revenue from affiliates	—	—	102,653	215,010	51,021	232,838	277,622
Outright sales and sales-type leases	13,854	5,895	—	—	—	—	—

Total revenue	861,003	442,759	522,347	1,040,197	122,047	996,693	1,128,136

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	143,870	70,977	91,120	148,026	11,152	153,218	172,699
Cost of outright sales and sales-type leases	(4,303)	(1,943)	—	—	—	—	—
Costs from affiliates	—	—	31,711	74,104	6,858	94,499	120,257
Selling, general and administrative expenses	74,969	38,604	71,442	123,839	12,117	99,636	119,067
Depreciation and amortization	276,925	138,655	145,329	302,232	26,851	319,412	333,044
Prior sponsor management fees	10,444	—	—	—	—	—	—
Restructuring and transaction costs	4,294	145,186	9,327	8,776	62,675	1,926	—
Loss on termination of sales-type leases	2,307	—	—	—	—	—	—
Impairment of asset value	—	—	—	—	—	256,000	144,100
(Gains) losses on derivative financial instruments	(6,611)	(23,140)	11,731	11,699	11,431	83,451	16,241

Total operating expenses	501,895	368,339	360,660	668,676	131,084	1,008,142	905,408

Income (loss) from operations	359,108	74,420	161,687	371,521	(9,037)	(11,449)	222,728
Interest expense, net	261,383	107,601	143,514	257,459	21,224	223,415	186,122
Gain (loss) on early extinguishment of debt	—	—	—	—	—	593	(51)
Other income (expense), net	—	(2,108)	2,031	3,795	169	5,713	4,689

Income (loss) before income taxes	97,725	(35,289)	20,204	117,857	(30,092)	(228,558)	41,244
Provision for (benefit from) income taxes	2,105	8,007	6,112	20,822	(10,702)	(87,063)	27,072

Net income (loss)	$95,620	$(43,296)	$14,092	$97,035	$(19,390)	$(141,495)	$14,172

	Predecessor Entity		Predecessor Entity			Successor Entity
	Year Ended December 31, 2005	January 1 to July 1, 2006	July 1 to December 31, 2006	Year Ended December 31, 2007	January 1 to January 31, 2008	February 1 to December 31, 2008	Year Ended December 31, 2009
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$413,919	$250,388	$148,072	$489,790	$58,000	$456,139	$447,379
Net cash provided by (used in) investing activities	(242,533)	(133,012)	4,422	(375,983)	(14,484)	(123,728)	(135,664)
Net cash used in financing activities	(85,094)	(170,292)	(83,488)	(175,378)	(14,231)	(362,759)	(249,565)

Other Data:
Capital expenditures	$203,183	$129,265	$53,521	$378,607	$14,484	$120,023	$259,664

	Predecessor Entity	Predecessor Entity		Successor Entity
	As of December 31, 2005	As of December 31,		As of December 31, 2008	As of December 31, 2009
		2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$125,945	$142,021	$81,773	$52,259	$116,705
Satellites and other property and equipment, net	1,949,560	1,828,710	1,918,002	2,452,885	2,392,997
Goodwill	2,244,131	3,742,674	3,734,649	3,340,169	3,346,662
Total assets	4,828,081	7,495,384	7,429,108	7,696,128	7,403,692
Total debt	2,932,000	3,501,325	3,447,242	3,354,021	3,266,723
Shareholder’s equity	1,312,530	2,908,777	2,943,525	2,840,005	2,728,467

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements covers periods before and after the New Sponsors Acquisition Transactions. This discussion should be read together with Item 6—Selected Financial Data and our consolidated financial statements and their notes included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this Annual Report has also been prepared in accordance with U.S. GAAP. See “Forward-Looking Statements” and Item 1A—Risk Factors for a discussion of factors that could cause our future financial condition and results of operations to be different from those discussed below. Certain monetary amounts, percentages and other figures included in this Annual Report have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them. Unless otherwise indicated, all references to “dollars” and “$” in this Annual Report are to, and all monetary amounts in this Annual Report are presented in, U.S. dollars.

Overview

We operate as a fully integrated subsidiary of Intelsat S.A., our indirect parent. Our combined company operates the world’s largest FSS business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 20 satellites that are integrated with satellites owned by other subsidiaries of Intelsat S.A. for a combined fleet of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by a terrestrial network comprised of leased fiber optic cable and owned and operated teleports. Our combined company operates more satellite capacity in orbit, has more satellite capacity under contract, serves more commercial customers, delivers services in more countries and distributes more television channels than any other commercial satellite operator.

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

In order to finance the New Sponsors Acquisition, Serafina borrowed $4.96 billion in aggregate principal amount of term loans under a $2.81 billion senior unsecured bridge loan credit agreement, dated as of February 4, 2008 (the “Senior Bridge Loan Credit Agreement”) and a $2.15 billion senior unsecured payment-in-kind election bridge loan credit agreement, dated as of February 4, 2008 (the “PIK Election Bridge Loan Credit Agreement” and, together with the Senior Bridge Loan Credit Agreement, the “Bridge Loan Credit Agreements”). See —Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing.

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

The New Sponsors Acquisition resulted in a change of control under the indentures governing certain of our outstanding series of notes, giving the holders of those notes the right to require us to repurchase such notes at 101% of their principal amount, plus accrued interest to the date of repurchase. During the second quarter of 2008, we completed each such change of control offer, financing the repurchases through backstop unsecured credit agreement borrowings under the Financing Commitment Letter. See —Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing—Change of Control Offers and—Liquidity and Capital Resources—Long-Term Debt—New Sponsors Acquisition Financing—2008 Debt Refinancings.

In addition, all outstanding restricted performance shares under the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) vested upon consummation of the New Sponsors Acquisition. Vesting in share-based compensation arrangements (“SCAs”) issued under the 2005 Share Plan doubled if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. Vested restricted shares (including time and performance vesting shares) were purchased at approximately $400 per share. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (“exchange shares”) and the exchange shares continued to be classified as a liability of Intelsat Global due to certain repurchase features in the 2005 Share Plan. In addition, the original vesting periods associated with the unvested Intelsat Holdings restricted shares continued. In May 2009, the board of directors of Intelsat Global adopted an amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”), and Intelsat Global entered into new restricted share agreements with respect to the exchange shares. As a result, as of December 31, 2009, these exchange share grants were no longer subject to certain repurchase features and were instead deemed to be granted in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (the “Codification”) Topic 718, Compensation—Stock Compensation (“FASB ASC 718”).

In connection with the completion of the New Sponsors Acquisition Transactions, we recorded $62.7 million of transaction costs within restructuring and transaction costs in our consolidated statement of operations during the predecessor period January 1, 2008 to January 31, 2008. These costs were associated with the repurchase or cancellation of restricted shares and SCAs of Intelsat Holdings.

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”). As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values required us to make significant estimates and assumptions. In order to develop estimates of fair values, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the year ended December 31, 2008.

Revenue

Revenue Overview

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Following the Intelsat Acquisition Transactions, we also earn revenue from affiliates under the MISA for services performed and for capacity on our satellites that is sold by other subsidiaries of Intelsat Holdings. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arms’ length basis and on terms that the relevant boards of directors have determined to be fair. See—Revenue and—Operating Expenses below for the impact of the implementation of the MISA on our operating results.

Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. The master customer agreements and related service orders under which we sell services specify, among other things, the amount of satellite capacity to be provided, whether service will be non-preemptible or preemptible and the service term. Most services are full time in nature, with service terms ranging from one year to as long as 15 years. Occasional use services used for video applications can be for much shorter periods, including increments of one hour. Our master customer service agreements offer different service types, including transponder services and managed services, which are all services that are provided on, or used to provide access to, our global network. Our customer agreements also cover services from third parties, or mobile satellite services, that can include transponder services and mobile satellite services. The following table describes our primary service types:

Service Type	Description
Transponder Services	• Commitments by customers to receive service via, or to utilize capacity on, particular designated transponders according to specified technical and commercial terms

Managed Services

•     Hybrid services which combine satellite capacity, teleport facilities, satellite communications hardware and fiber optic cable and other ground facilities to provide managed and monitored broadband, Internet, video and private network services to customers.

Mobile Satellite Services and Other

•     This category includes revenue for a number of satellite-related consulting and technical services that are related to the lifecycle of satellite operations and related infrastructure, from satellite and launch vehicle procurement through TT&C services and related equipment sales.

We market our services on a global basis, with almost every populated region of the world contributing to our revenue. The diversity of our revenue allows us to benefit from changing market conditions and lowers our risk from revenue fluctuations in our service applications and geographic regions.

Trends Impacting Our Revenue

Our revenue at any given time is partially dependent on the supply of communications capacity available in a geographic region, including capacity from other satellite providers and from competing technologies such as fiber optic cable networks, as well as the level of demand for that capacity. See Item 1—Business—The FSS Sector for a discussion of the global trends creating demand for our services. In recent years, we have generated new revenue from a number of sources, including on our global network from growth in demand for transponder services for network services applications such as network extensions for cellular phone operators and satellite-based private data networks and managed services for Internet backbone access and corporate broadband networks. We have also experienced growth in demand for transponder services for use in video applications such as HDTV services and DTH television services. The economic downturn which started in 2008 in the United States has had some impact on our media business, for instance, we have experienced slower decision making on new standard and HD channel introductions. Also, in mid-2009, we eliminated a station-kept satellite for fleet efficiency. This resulted in reduced revenues.

See Item 1—Business—Our Customer Sets for a discussion of our customers’ uses of our services and see Item 1—Business—Our Strategy for a discussion of our strategies with respect to marketing to our various customer sets.

Customer Applications

Our transponder services, managed services and mobile satellite services are used by our customers for two primary customer applications: media applications and network service applications.

Pricing

We believe that the flexibility that we have to help our customers optimize their services and in pricing services for new capacity in certain regions has positively affected our revenue. Although the pricing of our services is generally fixed for the duration of existing service commitments, new and renewing service commitments are priced competitively to reflect regional demand and other factors, subject to the contractual restrictions noted in the paragraph below. We believe that this flexibility in pricing our services will continue to positively affect our revenue from certain geographic regions. Over the last three years, we experienced improving pricing trends in most of the regions we serve, including in North America, Africa, the Middle East and Eastern Europe.

Revenue from Affiliates

Subsequent to the closing of the Intelsat Acquisition Transactions and in connection with the associated Employee Transfer Agreement and MISA, we recognize revenue from affiliates for providing satellite capacity and intercompany administrative, engineering and sales related services to other subsidiaries of Intelsat.

Operating Expenses

Cost from Affiliates

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

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue relate to costs associated with the operation and control of our satellites, our communications network and engineering support and consist principally of salaries and related employment costs, in-orbit insurance, earth station operating costs and facilities costs. Additionally, direct costs of revenue have increased due to launch vehicle and other costs related to our satellite-related services business. We expect our direct costs of revenue to increase as we add customers and expand our managed services and third-party services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate to costs associated with our sales and marketing staff and our administrative staff, which includes legal, finance and human resources. Staff expenses consist primarily of salaries and related employment costs including stock compensation, travel costs and office occupancy costs. Selling, general and administrative expenses also include building maintenance and rent expenses and the provision for uncollectible accounts. Selling, general and administrative expenses also include fees for professional services and fees payable to the New Sponsors and related parties in support of the New Sponsors Acquisition Transactions and other strategic activities, which have been significant in recent periods due to the high level of transaction activity. Selling, general and administrative expenses fluctuate with the number of customers served and the number and types of services offered.

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

Capital assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 16 years. As a result of the New Sponsors Acquisition Transactions, our depreciation and amortization costs have increased, principally due to depreciation costs we incurred on satellites and the amortization of intangible assets primarily due to increases in fair values as a result of purchase accounting.

Impairment Charges

We recorded a non-cash impairment charge of $256.0 million in connection with our 2008 annual impairment assessment of our orbital locations. During the first quarter of 2009, the credit markets continued to experience difficulties, with new debt issuances being priced at significantly higher effective interest rates as compared to the pricing of debt issuances completed in prior periods. The higher effective interest rates reflected, in our view, higher discounts being applied in the valuation of companies generally, and were therefore considered by us to be an indicator of potential impairment to the fair value of our right to operate at orbital locations. The higher interest rates resulted in an increase to our weighted average cost of capital, and led to our recognizing a non-cash impairment charge of $144.1 million in the first quarter of 2009. See—Critical Accounting Policies—Asset Impairment Assessments.

Backlog

We benefit from strong visibility of our future revenues. Our backlog, which is our expected future revenue under all our customer contracts, but includes only our pro rata share of backlog of our joint venture investments, was approximately $4.3 billion as of December 31, 2009. As of December 31, 2009, the weighted average remaining customer contract life was approximately 4.9 years. We currently expect to deliver services associated with approximately $767.6 million, or approximately 18%, of our December 31, 2009 backlog during the year ending December 31, 2010. The amount included in backlog represents the full service charge for the duration of the contract and does not include termination fees. As of December 31, 2009, 97% of our total backlog related to contracts that either were non-cancellable or had substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog figures exclude the impact of the MISA transactions. Our expected future revenue under contractual backlog as of December 31, 2009 was as follows (in millions):

Period
2010	$767.6
2011	642.3
2012	522.0
2013	441.3
2014	377.5
2015 and thereafter	1,539.3

Total	$4,290.0

Our backlog by service type as of December 31, 2009 was as follows (in millions, except percentages):

Service Type	Amount	Percent
Transponder services	$3,946.3	92%
Managed services	133.0	3
Mobile satellite services and other	210.7	5

Total	$4,290.0	100%

We believe this backlog and the resulting predictable cash flows in the FSS sector reduce the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Results of Operations

Years Ended December 31, 2008 and 2009

As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined year ended December 31, 2008 have been separately presented for the “predecessor entity” for the period January 1, 2008 to January 31, 2008 and for the “successor entity” for the period February 1, 2008 to December 31, 2008. As such, the reported results of operations for the combined year ended December 31, 2008 are not necessarily comparable to the year ended December 31, 2009, primarily due to interest expense resulting from the acquisition financing and depreciation and amortization costs principally due to the fair value adjustments to long-lived assets in connection with the New Sponsors Acquisition. The historical results are not necessarily indicative of results to be expected for any future period.

For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to December 31, 2008 in our discussion below, as we believe this combination is useful to provide the reader a year-over-year comparison for purposes of understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe this combination of results for the predecessor entity and successor entity periods facilitates an investor’s understanding of our results of operations for the year ended December 31, 2009 compared to the combined year ended December 31, 2008. However, this combination is not a measure in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and should not be used in isolation or substituted for the separate predecessor entity and successor entity results.

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$763,855	$834,881
Revenue from affiliates	51,021	232,838	283,859

Total revenue	122,047	996,693	1,118,740

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	153,218	164,370
Costs from affiliates	6,858	94,499	101,357
Selling, general and administrative	12,117	99,636	111,753
Depreciation and amortization	26,851	319,412	346,263
Transaction costs	62,675	1,926	64,601
Impairment of asset value	—	256,000	256,000
Losses on derivative financial instruments	11,431	83,451	94,882

Total operating expenses	131,084	1,008,142	1,139,226

Loss from operations	(9,037)	(11,449)	(20,486)
Interest expense, net	21,224	223,415	244,639
Gain on early extinguishment of debt	—	593	593
Other income, net	169	5,713	5,882

Loss before income taxes	(30,092)	(228,558)	(258,650)
Benefit from income taxes	(10,702)	(87,063)	(97,765)

Net loss	$(19,390)	$(141,495)	$(160,885)

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

	Combined		Year Ended December 31, 2009 Compared to Combined Year Ended December 31, 2008
	Year Ended December 31, 2008	Year Ended December 31, 2009	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$834,881	$850,514	$15,633	2%
Revenue from affiliates	283,859	277,622	(6,237)	(2)

Total revenue	1,118,740	1,128,136	9,396	1

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	164,370	172,699	8,329	5
Costs from affiliates	101,357	120,257	18,900	19
Selling, general and administrative	111,753	119,067	7,314	7
Depreciation and amortization	346,263	333,044	(13,219)	(4)
Transaction costs	64,601	—	(64,601)	NM
Impairment of asset value	256,000	144,100	(111,900)	(44)
Losses on derivative financial instruments	94,882	16,241	(78,641)	(83)

Total operating expenses	1,139,226	905,408	(233,818)	(21)

Income (loss) from operations	(20,486)	222,728	243,214	NM
Interest expense, net	244,639	186,122	(58,517)	(24)
Gain (loss) on early extinguishment of debt	593	(51)	(644)	NM
Other income, net	5,882	4,689	(1,193)	(20)

Income (loss) before income taxes	(258,650)	41,244	299,894	NM
Provision for (benefit from) income taxes	(97,765)	27,072	124,837	NM

Net income (loss)	$(160,885)	$14,172	$175,057	NM %

Revenue

The following table sets forth our comparative revenue by service type for the periods shown (in thousands, except percentages):

	Predecessor Entity	Successor Entity	Combined	Successor Entity	Increase (Decrease)	Percentage Change
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009
Transponder services	$64,406	$668,151	$732,557	$710,271	$(22,286)	(3)%
Managed services	4,437	53,791	58,228	64,911	6,683	11
Mobile satellite services and other	2,183	41,913	44,096	75,332	31,236	71

Subtotal	71,026	763,855	834,881	850,514	15,633	2
Revenue from affiliates	51,021	232,838	283,859	277,622	(6,237)	(2)

Total	$122,047	$996,693	$1,118,740	$1,128,136	$9,396	1%

Revenue from external customers for the year ended December 31, 2009 increased by $15.6 million, or 2%, as compared to the combined year ended December 31, 2008. Our revenue increased primarily due to an increase in mobile satellite services and other related to revenue of $44.2 million earned from the resale of launch vehicles and related services, a business which we do not currently intend to pursue in the future, offset by a decline in transponder services. By service type, our revenue increased or decreased due to the following:

•

Transponder services—an aggregate decrease of $22.3 million, primarily due to reduced revenues from media customers of $30.2 million, primarily as a result of the elimination of one satellite covering Latin America and the termination of certain customers due to non-payment. These reduced revenues were partially offset by an increase of $8.0 million in revenue from network services customers due primarily to new services and renewals for customers in the North America and the Latin America and Caribbean regions.

•

Managed services—an aggregate increase of $6.7 million, primarily due to an increase in revenue from network services customers of $5.9 million resulting largely from new business and service expansion in trunking and private line solutions and GXS broadband solutions in the Africa and Middle East, the North America and the Latin America and Caribbean regions. In addition there was a $5.0 million increase in revenue from managed video solutions primarily in the North America region, partially offset by a $4.0 million decrease in occasional video services for our media customers primarily in the Latin America and Caribbean and the North America regions.

•

Mobile satellite services and other—an aggregate increase of $31.2 million, primarily due to increased revenues from professional technical services performed for satellite operators and other customers of our satellite-related services business, including $26.3 million in increased revenue from the completion of the resale of two launch vehicles during the year ended December 31, 2009.

Revenue from affiliates for the year ended December 31, 2009 decreased by $6.2 million, or 2%, as compared to the combined year ended December 31, 2008. Revenue earned from the MISA in the combined year ended December 31, 2008 was significantly higher than in other periods due to the increased costs associated with the sale or cancellation of restricted shares and SCAs of Intelsat Holdings in connection with the New Sponsors Acquisition Transactions during the combined year ended December 31, 2008.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $8.3 million, or 5%, to $172.7 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. The increase was primarily related to the following:

•	an increase of $8.6 million related to launch vehicle resale costs incurred by our satellite-related services business; and

•	an increase of $3.8 million in staff expenses primarily related to the adoption of the 2008 Share Incentive Plan and equity grants to employees during 2009.

Costs from Affiliates

Costs from affiliates increased by $18.9 million, or 19%, as compared to the combined year ended December 31, 2008. This increase was primarily due to $28.3 million in costs recorded during the year ended December 31, 2009 primarily for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a $9.3 million decrease in other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7.3 million, or 7%, to $119.1 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. The increase was primarily due to a $15.3 million increase in costs associated with the adoption of the 2008 Share Plan and equity grants to employees, offset by a $7.4 million decrease in professional fees due to expenses incurred during 2008 to support refinancing activities following the New Sponsors Acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased by $13.2 million, or 4%, to $333.0 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. This decrease was primarily due to:

•	a net decrease of $17.6 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and changes in certain satellites’ estimated useful lives; and

•	a decrease of $3.0 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets; partially offset by

•	an increase of $6.5 million in depreciation expense resulting from the impact of a satellite placed into service in June 2008; and

•	an increase of $0.9 million in depreciation expense attributable to the write-up of our depreciable assets to fair value upon the closing of the New Sponsors Acquisition.

Income (Loss) from Operations

Our income (loss) from operations increased by $243.2 million, from a loss of $20.5 million for the combined year ended December 31, 2008 to income of $222.7 million for the year ended December 31, 2009. The year-over-year comparison of our financial results was affected by certain material pre-tax items as discussed below:

•

a $144.1 million non-cash impairment charge recorded in the first quarter of 2009 related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process, compared to a $256.0 million non-cash impairment charge in 2008 related to the impairment of our orbital locations as a result of the annual impairment analysis of non-amortizable intangible assets;

•

a $78.6 million increase in income from operations as a result of a decrease in the losses recognized on our derivative financial instruments for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. The value of undesignated interest rate swaps decreased due to cash settlements for interest, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, offset by an increase in fair value as a result of marking-to-market; and

•

$64.6 million in transaction costs incurred during the combined year ended December 31, 2008 upon consummation of the New Sponsors Acquisition, with no similar costs incurred during the year ended December 31, 2009.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $2.2 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes as discussed within Income (Loss) from Operations above. Interest expense, net decreased by $58.5 million, or 24%, to $186.1 million for the year ended December 31, 2009 as compared to $244.6 million for the combined year ended December 31, 2008. The decrease in interest expense, net was principally due to the following:

•

a decrease of $58.5 million due to lower interest rates on our variable rate debt in 2009 as well as the impact of reduced principal on our senior secured credit facilities as compared to 2008; partially offset by

•	a decrease of $1.9 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $10.8 million for the year ended December 31, 2009, which included $9.6 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Gain (loss) on Early Extinguishment of Debt

Gain (loss) on early extinguishment of debt was a loss of $0.1 million for the year ended December 31, 2009 as compared to a gain of $0.6 million during the combined year ended December 31, 2008. The decrease was primarily related to the repurchase of the Intelsat Corp 9% Senior Notes due 2014 during the combined year ended December 31, 2008.

Other Income, Net

Other income, net was $4.7 million for the year ended December 31, 2009 as compared to $5.9 million for the combined year ended December 31, 2008. The decrease of $1.2 million was primarily related to a $3.9 million decrease in miscellaneous income, including income resulting from a reduction in the amounts we are required to pay under a customer contract as a result of a recent amendment, and a $1.8 million decrease in realized gains on our available-for-sale investments, partially offset by a $4.6 million increase in exchange rate losses, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our services contracts with our Brazilian customers.

Provision for (Benefit from) Income Taxes

Our provision for income taxes increased by $124.8 million to $27.1 million for the year ended December 31, 2009 as compared to a benefit of $97.8 million for the combined year ended December 31, 2008. The increase in tax expense was mostly due to the net increase in income before income taxes in the year ended December 31, 2009, primarily due to one-time transaction costs, losses on derivative financial instruments and impairment charges taken in 2008 which exceeded similar charges in 2009.

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

	Predecessor Entity	Successor Entity	Combined
	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008
	(in thousands)
Revenue:
Transponder services, satellite-related services and other	$71,026	$763,855	$834,881
Revenue from affiliates	51,021	232,838	283,859

Total revenue	122,047	996,693	1,118,740

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	11,152	153,218	164,370
Costs from affiliates	6,858	94,499	101,357
Selling, general and administrative	12,117	99,636	111,753
Depreciation and amortization	26,851	319,412	346,263
Transaction costs	62,675	1,926	64,601
Impairment of asset value	—	256,000	256,000
Losses on derivative financial instruments	11,431	83,451	94,882

Total operating expenses	131,084	1,008,142	1,139,226

Loss from operations	(9,037)	(11,449)	(20,486)
Interest expense, net	21,224	223,415	244,639
Gain on early extinguishment of debt	—	593	593
Other income, net	169	5,713	5,882

Loss before income taxes	(30,092)	(228,558)	(258,650)
Benefit from income taxes	(10,702)	(87,063)	(97,765)

Net loss	$(19,390)	$(141,495)	$(160,885)

The following table sets forth our comparative statements of operations for the year ended December 31, 2007 and for the combined year ended December 31, 2008, with the increase (decrease) and percentage changes, except those deemed not meaningful, or NM, between the periods presented (in thousands, except percentages):

		Combined	Combined Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Year Ended December 31, 2007	Year Ended December 31, 2008	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$825,187	$834,881	$9,694	1%
Revenue from affiliates	215,010	283,859	68,849	32

Total revenue	1,040,197	1,118,740	78,543	8

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	148,026	164,370	16,344	11
Costs from affiliates	74,104	101,357	27,253	37
Selling, general and administrative	123,839	111,753	(12,086)	(10)
Depreciation and amortization	302,232	346,263	44,031	15
Transaction costs	8,776	64,601	55,825	NM
Impairment of asset value	—	256,000	256,000	NM
Losses on derivative financial instruments	11,699	94,882	83,183	NM

Total operating expenses	668,676	1,139,226	470,550	70

Income (loss) from operations	371,521	(20,486)	(392,007)	NM
Interest expense, net	257,459	244,639	(12,820)	(5)
Gain on early extinguishment of debt	—	593	593	NM
Other income, net	3,795	5,882	2,087	55

Income (loss) before income taxes	117,857	(258,650)	(376,507)	NM
Provision for (benefit from) income taxes	20,822	(97,765)	(118,587)	NM

Net income (loss)	$97,035	$(160,885)	$(257,920)	NM %

Revenue

The following table sets forth our comparative revenue by service type for the year ended December 31, 2007, the period January 1, 2008 to January 31, 2008, the period February 1, 2008 to December 31, 2008 and the combined year ended December 31, 2008, with the increase (decrease) and percentage changes between the year ended December 31, 2007 and the combined year ended December 31, 2008 presented (in thousands, except percentages):

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

Revenue from external customers for the combined year ended December 31, 2008 increased by $9.7 million, or 1%, as compared to the year ended December 31, 2007. Our revenue increased primarily due to expansions and renewals of existing contracts, new business and improved contract terms in both managed services and mobile satellite services and other. By service type, our revenue changed due to the following:

•

Transponder services—a decrease of $6.5 million due to decreases in revenue from media customers of $25.4 million, partially offset by increases in revenue from network services customers of $18.9 million, due primarily to new services and strong renewals for customers in the North America, the Europe and the Latin America and Caribbean regions.

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

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned during the year. Interest expense, net decreased by $12.8 million, or 5%, to $244.6 million for the combined year ended December 31, 2008 as compared to $257.5 million for the year ended December 31, 2007. The decrease in interest expense, net was principally due to the following:

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

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0.6 million during the combined year ended December 31, 2008, with no transactions occurring during the year ended December 31, 2007. The gain was due to the repurchase of the Intelsat Corp 9% Senior Notes due 2014 during the combined year ended December 31, 2008.

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

EBITDA

EBITDA consists of earnings before net interest, gain (loss) on early extinguishment of debt, taxes and depreciation and amortization. EBITDA is a measure commonly used in the FSS sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) to EBITDA for the periods shown is as follows (in thousands):

	Predecessor Entity	Combined	Successor Entity
	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Net income (loss)	$97,035	$(160,885)	$14,172
Add:
Interest expense, net	257,459	244,639	186,122
(Gain) loss on early extinguishment of debt	—	(593)	51
Provision for (benefit from) income taxes	20,822	(97,765)	27,072
Depreciation and amortization	302,232	346,263	333,044

EBITDA	$677,548	$331,659	$560,461

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Predecessor Entity		Successor Entity	Combined	Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009
Net cash provided by operating activities	$489,790	$58,000	$456,139	$514,139	$447,379
Net cash used in investing activities	(375,983)	(14,484)	(123,728)	(138,212)	(135,664)
Net cash used in financing activities	(175,378)	(14,231)	(362,759)	(376,990)	(249,565)
Net change in cash and cash equivalents	(60,248)	29,348	(32,689)	(3,341)	64,446

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $66.8 million to $447.4 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. The decreased cash flows from operating activities primarily resulted from an increase in accounts receivables due to higher revenue, an increase in use of cash for accounts payable and accrued liabilities, a decrease in other long term liabilities, and a decrease in deferred revenue due to the recognition of revenue from the completion of the re-sale of two launch vehicles during 2009. This was partially offset by a decrease in payments of prepaid items and an increase in net income excluding non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $2.5 million to $135.7 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. This decrease was primarily due to proceeds of $128.6 million from the sale of other property and equipment, including $128.4 million related to the sale of two launch vehicles to an affiliate during 2009, offset by higher capital expenditures of $125.2.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $127.4 million to $249.6 million for the year ended December 31, 2009 as compared to the combined year ended December 31, 2008. This decrease was primarily due to lower dividend payments to our shareholders and lower principal payments for deferred satellite performance incentives. Financing activities for the combined year ended December 31, 2008 also included the repayment of capital expenditure funding by a customer of $30.9 million, $18.0 million of debt issuance costs, $12.3 million of premium paid in connection with early retirement of certain debt, and a net repayment of long term debt of $52.8 million. During the year ended 2009, our repayments of long-term debt were $90.1 million.

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

Senior Secured Credit Facility

As of December 31, 2009, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due in 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due in 2014 maturity, and a $175.0 million revolving credit facility due in 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

In connection with the Intelsat Acquisition Transactions, we entered into an amendment to renew and extend our senior secured credit facility on July 3, 2006. Also, on January 19, 2007, we amended our senior secured credit facility to reduce the interest rate on the Term Loan facilities. Interest rates for the term loan portion of the Intelsat Corp Amended and Restated Credit Agreement range from London Interbank Offered Rate (“LIBOR”) plus 1.75% to LIBOR plus 2.00% or the Above Bank Rate (“ABR”) plus 0.75% to the ABR plus 1.00%, depending on certain financial measures. Interest rates for the revolving credit facility portion of the Intelsat Corp Amended and Restated Credit Agreement range from LIBOR plus 2.125% to LIBOR plus 2.875% or the ABR plus 1.125% to the ABR plus 1.875%, depending on certain financial measures. The ABR and LIBOR, plus the applicable margins, are determined as specified in the Intelsat Corp Amended and Restated Credit Agreement, as amended through January 19, 2007.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.57:1.00, as of December 31, 2009. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of December 31, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million at such date. One of the lenders under the revolving credit facility, representing approximately $20.8 million of the $175.0 million of aggregate lending commitments, did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility. Our availability of $152.2 million as of December 31, 2009 under the revolving credit facility does not include this $20.8 million commitment, and we can provide no assurance that the commitment will be honored by the relevant lender if we make future borrowing requests.

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

Long-Term Debt Changes in 2009

On July 31, 2009, we redeemed the approximately $1.0 million principal amount of our outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of our outstanding 9% Senior Notes due 2016.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as satellite performance incentives. We are contractually obligated to make these payments over the lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of the satellites and record a corresponding liability to the satellite manufacturers. This asset is amortized over the useful lives of the satellites and the liability is accreted as interest expense based on the passage of time and reduced as the payments are made. Our total satellite performance incentive payment liability as of December 31, 2008 and 2009 was $119.9 million and $120.3 million, respectively.

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

A reconciliation of net cash provided by operating activities to net income (loss) to EBITDA to Intelsat Corp Adjusted EBITDA is as follows (in thousands):

	Combined (1)	Successor Entity
	Year Ended December 31, 2008	Year Ended December 31, 2009
Reconciliation of net cash provided by operating activities to net income (loss):
Net cash provided by operating activities	$514,139	$447,379
Depreciation and amortization	(346,263)	(333,044)
Impairment of asset value	(256,000)	(144,100)
Provision for doubtful accounts	391	(943)
Foreign currency transaction gain (loss)	(2,278)	2,296
Deferred income taxes	229,370	(25,111)
Loss on disposal of assets	(339)	(6,860)
Share-based compensation expense	(61,961)	(16,989)
Amortization of discount and issuance costs	(11,433)	(10,845)
Loss on early extinguishment of debt	592	—
Unrealized gains (losses) on derivative financial instruments	(76,627)	42,809
Other non-cash items	(5,509)	491
Changes in operating assets and liabilities, net of effect of acquisition	(144,967)	59,089

Intelsat Corp net income (loss):	(160,885)	14,172

Add (Subtract):
Interest expense, net	244,639	186,122
(Gain) loss on early extinguishment of debt	(593)	51
Provision for (benefit from) income taxes	(97,765)	27,072
Depreciation and amortization	346,263	333,044

EBITDA	331,659	560,461

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Transaction costs (2)	64,601	—
Compensation and benefits (3)	566	20,485
Impairment of asset value (4)	256,000	144,100
Losses on derivative financial instruments (5)	94,882	16,241
Non-recurring and other non-cash items (6)	25,182	22,051

Intelsat Corp Adjusted EBITDA	$772,890	$763,338

(1)	As a result of the consummation of the New Sponsors Acquisition, the financial results for the combined year ended December 31, 2008 have been presented separately in our consolidated statements of operations for the “predecessor” entity for the period January 1, 2008 to January 31, 2008 and for the “successor” entity for the period February 1, 2008 to December 31, 2008. For comparative purposes, we combined the periods from January 1, 2008 to January 31, 2008 and February 1, 2008 to December 31, 2008, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.
(2)	Reflects transaction costs related to the New Sponsors Acquisition Transactions.
(3)	Reflects the portion of expenses incurred relating to our equity compensation plans, defined benefit retirement plan and other post retirement benefits that are excludable under the definition of Intelsat Corp Adjusted EBITDA.
(4)	Represents the non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangible—Goodwill and Other (“FASB ASC 350”).

(5)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(6)	Reflects certain non-recurring gains and losses, including costs incurred in connection with the New Sponsors Acquisition, expenses for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites, and loss on disposal of assets primarily related to the assignment of our rights under launch services contracts for the launch of two satellites to Intelsat LLC, which are excluded from Intelsat Corp Adjusted EBITDA by definition.

Funding Sources and Uses

We are a highly leveraged company and have incurred significant additional debt over the last three years, which has resulted in a large increase in our obligations related to debt service, including increased interest expense. Our interest expense for the year ended December 31, 2009 was $186.1 million. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months. We continually evaluate ways to simplify our capital structure and opportunistically extend our maturities and reduce our costs of debt.

No amounts were outstanding under our revolving credit facility as of December 31, 2009; however, we had aggregate outstanding letters of credit of $2.1 million outstanding under the revolver portion of our senior secured credit facilities. The remaining availability under our revolving senior secured credit facility at December 31, 2009 was $152.2 million (net of standby letters of credit). Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior secured credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat S.A., with a senior secured debt covenant included in the indenture governing Intelsat S.A.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under our revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving senior secured credit facilities.

Capital Expenditures

Our capital expenditures depend on our business strategies and reflect our commercial responses to opportunities and trends in our industry. Our actual capital expenditures may differ from our expected capital expenditures if, among other things, we enter into any currently unplanned strategic transactions. Levels of capital spending from one year to the next are also influenced by the nature of the satellite life cycle and by the capital-intensive nature of the satellite industry. For example, we incur significant capital expenditures during the years in which satellites are under construction. We typically procure a new satellite within a timeframe that would allow the satellite to be deployed at least one year prior to the end of the service life of the satellite to be replaced. As a result, we frequently experience significant variances in our capital expenditures from year to year. The following table compares our satellite-related capital expenditures to total capital expenditures from 2005 through 2009 (in thousands).

Year	Satellite-Related Capital Expenditures	Total Capital Expenditures

2005	$185,761	$203,183
2006	163,973	182,786
2007	351,559	378,607
2008	110,781	134,507
2009	227,926	259,664

Total	1,040,000	1,158,747

Payment for satellites and other property and equipment also excludes funds paid for deposits on future satellites and launches that are included as a part of other assets and capitalized as construction progresses. We launched one satellite in 2009, and currently have no plans to launch any satellite in 2010. However, we plan to launch one satellite in 2011.

We expect our 2010 total capital expenditures to range from approximately $360 million to $410 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities and intercompany borrowings.

Currency and Exchange Rates

See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $130.4 million as of December 31, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income (expense), net in the accompanying consolidated statements of operations and was income of $0.3 million for the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009. As of December 31, 2008 and 2009, the investment balance of $79.2 million and $75.3 million, respectively, was included within other assets in the accompanying consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we had made contributions of $9.7 million and $12.2 million as of December 31, 2008 and 2009, respectively. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of each of December 31, 2008 and 2009, and a liability of $61.0 million and $48.8 million within other long-term liabilities as of December 31, 2008 and 2009, respectively, in the accompanying consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and capital and certain other commitments as of December 31, 2009 and the expected year of payment (in thousands):

	Payments due by year
Contractual Obligations (1)	2010	2011	2012	2013	2014	2015 and thereafter		Other	Total
Long-Term debt obligations
Intelsat Corp Notes and Credit Facilities—principal payment	$89,051	$91,275	$77,929	$17,869	$2,320,034	$705,719		$—	$3,301,877

Intelsat Corp Notes and Credit Facilities—interest payment (2)	176,038	173,564	170,743	169,207	134,615	196,590		—	1,020,757

Operating lease obligations	2,571	1,381	592	132	3	(104	) (6)	—	4,575
Purchase obligations (3)	193,565	62,020	9,506	6,357	5,721	61,779		—	338,948
Other long-term liabilities (including interest) (4)	37,342	31,426	31,014	29,852	28,407	80,830		—	238,871
Income tax contingencies (5)	—	—	—	—	—	—		48,672	48,672

Total contractual obligations	$498,567	$359,666	$289,784	$223,417	$2,488,780	$1,044,814		$48,672	$4,953,700

(1)	Obligations related to our pension and postretirement medical benefit obligations are excluded from the table. See Note 6—Retirement Plans and Other Retiree Benefits to our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	Represents estimated interest payments to be made on our fixed and variable rate debt and fees owed in connection with our senior secured credit facility and letters of credit. All interest payments assume that principal payments are made as originally scheduled. Interest payments for variable rate debt and incentive obligations have been estimated based on the current interest rates.
(3)	Includes satellite construction and launch contracts, estimated payments to be made on performance incentive obligations related to our IS-19 and IS-20 satellites which are currently under construction, vendor contracts and customer commitments.
(4)	Includes satellite performance incentive obligations (and interest thereon) and our Horizons contribution obligation. Also, excludes future commitments related to our interest rate swaps.
(5)	The timing of future cash flows from income tax contingencies cannot be reasonably estimated and therefore are reflected in the Other column. See Note 13—Income Taxes in our consolidated financial statements elsewhere in this Annual Report for further discussion of income tax contingencies.
(6)	In 2015 and thereafter, the total of our sublease income on leased facilities exceeds our operating lease commitments.

Satellite Construction and Launch Obligations

As of December 31, 2009, we had approximately $293.6 million of expenditures remaining under our existing satellite construction contracts and satellite launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2009, we did not have any non-cancelable commitments related to existing launch insurance or in-orbit insurance contracts for satellites to be launched.

See Item 1—Business—Our Network—Planned Satellites for details relating to certain of our satellite construction and launch contracts.

Horizons Contributions Obligation

See—Off-Balance Sheet Arrangements for additional information regarding our contribution obligation for Horizons-2.

Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut. These leases contain escalation provisions for increases. As of December 31, 2009, minimum annual rentals of all leases (net of subleases totaling $3.9 million) totaled approximately $4.6 million, exclusive of potential increases in real estate taxes, operating assessments and future sublease income.

Customer and Vendor Contracts

We have contracts with certain of our customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2009, we had commitments under these customer and vendor contracts which totaled approximately $45.4 million related to the provision of equipment, services and other support.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ from those estimates. We believe that some of the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, the allowance for doubtful accounts, satellites and other property and equipment, business combinations, income taxes, asset impairments and fair value measurements. There were no accounting policies adopted during 2008 or 2009 that had a material effect on our financial condition or results of operations.

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

Satellites and Other Property and Equipment

Satellites and other property and equipment acquired as part of the New Sponsors Acquisition were based on their fair value as of the date of acquisition, excluding satellites under construction at the time of the acquisition, which were reflected at historical cost (which we believed approximated fair value). Satellites and other property and equipment purchased following the New Sponsors Acquisition are stated at cost. Historical cost consists primarily of the cost of satellite construction and launch, including premiums for launch insurance and insurance during the period of in-orbit testing, the net present value of performance incentives expected to be payable to the satellite manufacturers, costs directly associated with the monitoring and support of satellite construction and interest costs incurred during the period of satellite construction. Satellite construction and launch services are generally procured under long-term contracts that provide for payments by us over the contract periods. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches and subsequent in-orbit testing are capitalized and amortized over the estimated useful lives of the related satellites. Performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The remaining depreciable lives of our satellites range from less than one year to 16 years as of December 31, 2009. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from ten to 15 years and service lives as high as 20 years. The useful depreciable lives of our satellites generally exceed the orbital design lives and are less than the service lives. Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure. See—Asset Impairment Assessments below for further discussion.

Business Combinations

Our business combinations are accounted for in accordance with the guidance provided under FASB ASC Topic 805, Business Combinations (“FASB ASC 805”), whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date, except for pre-acquisition tax contingencies that may be adjusted beyond the allocation period in accordance with FASB ASC 805. These allocations are made based on management’s best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Asset Impairment Assessments

Goodwill. We account for goodwill and other intangible assets in accordance with the guidance provided under FASB ASC 350. Under this topic, goodwill and other intangible assets acquired in a business combination, and determined to have an indefinite useful life, are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We are required to identify reporting units at a level below the company’s identified operating segments for impairment analysis. We have identified only one reporting unit for the goodwill impairment test. Additionally, our identifiable intangible assets with estimable useful lives are amortized based on the expected pattern of consumption for each respective asset.

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

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions. The discounted cash flows were derived from our five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2009, did not result in an impairment of our goodwill.

The key assumptions in our discounted cash flow analysis related to revenue growth rates, operating costs and capital expenditures. Our impairment analysis could be impacted by uncontrollable or unforeseeable events that could positively or negatively affect the anticipated future economic and operating conditions. A change in the estimated future cash flows could change our estimated fair values and result in future impairments.

Our analysis included projected growth rates for revenue consistent with general expectations in the FSS sector and our historical experience. The FSS sector is characterized by relatively stable and predictable contracted revenue streams, high operating margins, strong cash flows and long-term contractual commitments. We benefit from strong visibility into our future revenues and had backlog, which is our expected future revenue under all our customer contracts, of $4.3 billion as of December 31, 2009. Additionally, the long-term growth rate assumed in our discounted cash flow analysis could have declined significantly and we still would not have incurred an impairment to goodwill as of December 31, 2009, based upon our discounted cash flow analysis.

Our projected cash flows were discounted using a weighted average discount rate of 10.5% based on an estimated weighted average cost of capital which included certain key inputs such as the average capital structures of comparable companies, specifically a market participant debt to equity ratio of 33.4% debt and 66.6% equity, and an equity risk premium of 5.5%, taking into account the current contraction in the economic environment.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors. Based on our analysis, the fair value of the Intelsat trade name as of the end of the fourth quarter of 2009 was not impaired.

The key assumptions used in our model to fair value the Intelsat trade name included the tax rate and discount rate. A change in the estimated tax rates or discount rate could result in future impairments.

Orbital Locations. Intelsat is authorized by governments to operate satellites at certain orbital locations— i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the ITU, a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so. See Item 1—Business—Regulation and Item 1A—Risk Factors—Risk Factors Relating to Regulation.

Our rights to operate at orbital locations can be used and sold individually; however, since satellites and customers can be and are moved from one orbital location to another, our rights are used in conjunction with each other as a network that can change to meet the changing needs of our customers and market demands. Due to the interchangeable nature of orbital locations, the aggregate value of all of the orbital locations is used to measure the extent of impairment, if any.

Assumptions and Approach Used. We determined the estimated fair value of our right to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the rights to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up approach, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the subject location in a similar market. It is assumed that rather than acquiring such a business as a going concern, the buyer would hypothetically start with the right to operate at an orbital location and build a new operation with similar attributes from scratch. Thus the buyer/builder is considered to incur the start-up costs and losses typically associated with the going concern value and pay for all other tangible and intangible assets. Based upon our analysis, which was completed in the fourth quarter of 2009, we did not have an impairment of the orbital locations.

The key assumptions used in estimating the fair values of our rights to operate at our orbital locations included: (i) market penetration leading to revenue growth, (ii) profit margin, (iii) duration and profile of the build up period, (iv) estimated start-up costs and losses incurred during the build up period and (v) weighted average cost of capital.

Long-Lived and Amortizable Intangible Assets. We review our long-lived and amortizable intangible assets to assess whether an impairment has occurred in accordance with the guidance provided under FASB ASC Topic 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate, in our judgment, that the carrying amount of an asset may not be recoverable. These indicators of impairment can include, but are not limited to, the following:

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

Assumptions and Approach Used. We employ a discounted future cash flow approach to estimate the fair value of our long lived intangible assets when an impairment assessment is required. During 2009, there were no such anomalies or events requiring a full impairment analysis for an amortizable long-lived asset.

Typically, in estimating the discounted cash flows for our satellites, we primarily use our internally prepared budgets and forecast information. The cash flows would then be discounted at an appropriate weighted average cost of capital. Therefore, typically a change in the estimated future cash flows could change our estimated fair value resulting in additional impairment when applicable.

Income Taxes

We account for income taxes in accordance with the guidance provided under FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards.

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. Under FASB ASC 740, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets.

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

Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. We have determined that the valuation measurement inputs for our publicly traded instruments represent unadjusted quoted market prices in active markets, and therefore, have been classified within Level 1 of the hierarchy framework established by FASB ASC Topic 820, Fair Value Measurements and Disclosure (“FASB ASC 820”). We determined the inputs of our non-publicly traded instruments to be within Level 2 of the FASB ASC 820 hierarchy framework.

On January 1, 2008, we prospectively adopted FASB ASC 820, which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

We performed an evaluation of our financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of FASB ASC 820. As a result of that evaluation, we identified investments in marketable securities, interest rate financial derivative instruments, and embedded derivative instruments as having met such criteria.

We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2008 and 2009, and are included in other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the FASB ASC 820 hierarchy framework.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification was effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended December 31, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We intend to adopt the amended revenue recognition guidance in the first quarter of 2010 and do not expect the adoption to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under FASB ASC 860, Transfers and Servicing, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We have evaluated the requirements of SFAS No. 166 and noted that the adoption of SFAS No. 166 will not have a material impact to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under FASB ASC 810 Consolidations. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We have evaluated the requirements of SFAS No. 167 and its effect to our unconsolidated variable interest entities, and do not believe that the adoption of the standard will not have a material impact to our consolidated financial statements.

Related Party Transactions

See Item 13—Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes.

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

Approximately 41%, or $1.4 billion, of our debt as of December 31, 2009 was fixed-rate debt, excluding interest rate swap. While changes in interest rates impact the fair value of this debt, there is no impact to earnings or cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2009, we held interest rate swaps with an aggregate notional amount of $2.2 billion with maturities ranging from 2010 to 2013. These swaps were entered into to economically hedge the variability in cash flow on a portion of the floating rate term loans under our senior secured credit facilities. On a quarterly basis, we receive a floating rate of interest equal to the three-month LIBOR and pay a fixed rate of interest. On December 31, 2009, the rate we would pay averaged 4.1% and the rate we would receive averaged 0.3%.

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

These interest rate swaps and options have not been designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging, as amended and interpreted, and the changes in fair value of these instruments will be recognized in earnings during the period of change. Assuming a one percentage point decrease in the prevailing forward yield curve, the fair value of the interest rate swap liability would decrease to a liability of approximately $108.0 million from $67.5 million and the fair value of the options would increase to an asset of approximately $26.3 million from $15.5 million.

We perform interest rate sensitivity analyses on our variable rate debt, including interest rate swaps, and cash and cash equivalents. These analyses indicate that a one percentage point change in interest rates would have minimal impact on our consolidated statements of operations and cash flows as of December 31, 2009. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

Foreign Currency Risk

We do not currently use foreign currency derivatives to hedge our foreign currency exposures. Substantially all of our customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we are not exposed to material foreign currency exchange risk. However, the service contracts with our Brazilian customers provide for payment in Brazilian reais. Accordingly, we are subject to the risk of a reduction in the value of the Brazilian reais as compared to the U.S. dollar in connection with payments made by Brazilian customers, and our exposure to fluctuations in the exchange rate for Brazilian reais is ongoing. However, the rates payable under our service contracts with Brazilian customers are adjusted annually to account for inflation in Brazil, thereby mitigating the risk. For the predecessor year ended December 31, 2007, the combined year ended December 31, 2008 and the year ended December 31, 2009, our Brazilian customers represented approximately 3%, 2.6% and 0.4% of our transponder services, satellite-related services and other revenue respectively. Transactions in other currencies are converted into U.S. dollars using rates in effect on the dates of the transactions.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2009. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into the MISA pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded revenue of $78.4 million, $6.9 million, $104.6 million and $151.8 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded revenue of $136.6 million, $44.1 million, $128.2 million and $125.8 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recognized $15.6 million, $2.3 million, $49.1 million and $79.7 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recognized $58.5 million, $4.6 million, $45.4 million and $40.5 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2008 and 2009, we had a net receivable of $116.6 million and a net receivable of $132.3 million from subsidiaries of Intelsat Holdings, respectively.

Launch Vehicle Sales

On May 15, 2009, we entered into an agreement with Intelsat LLC, an indirect wholly-owned subsidiary of Intelsat S.A., whereby Intelsat LLC assigned its rights under a launch services contract for the launch of one satellite to us in exchange for $96.8 million in cash and assumption of the remaining payment obligations by us.

Additionally, under the agreement, we assigned our rights under launch services contracts for the launch of two satellites to Intelsat LLC in exchange for a combined price of $128.4 million in cash and the assumption of the remaining payment obligations by Intelsat LLC. In connection with these transactions, we recorded a loss of $6.5 million, which is included within operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Purchase of Ground Assets

On August 7, 2009, we entered into an agreement with Intelsat LLC whereby Intelsat LLC sold certain ground assets to us for $2.0 million.

Review and Approval of Related Party Transactions

We and our indirect parent, Intelsat, review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in this Annual Report on Form 10-K. The audit committee charter of Intelsat also provides for the review of related party transactions by Intelsat’s audit committee.

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

Audit Fees

Our audit fees for 2008 and 2009 were $2.2 million and $1.1 million, respectively.

Audit-Related Fees

Our audit-related fees for 2008 were $0.2 million. There were no audit related fees during 2009.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC requirements regarding auditor independence, the Intelsat audit committee has adopted a policy to pre-approve services to be provided by our independent registered public accounting firm prior to commencement of the specified service. The requests for pre-approval are submitted to the audit committee, or a designated member of the audit committee, by the Chief Financial Officer or the Controller of Intelsat Corp, and the audit committee chairman executes engagement letters from our independent registered public accounting firm following approval by audit committee members, or the designated member of the audit committee. All services performed by KPMG LLP during 2009 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in this Annual Report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2009	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the Year Ended December 31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

S-1

(a)(3) List of Exhibits: The exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

By:	/s/ DAVID MCGLADE
David McGlade Chairman, Chief Executive Officer and Director

Date: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID MCGLADE David McGlade	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2010

/S/ MICHAEL MCDONNELL Michael McDonnell	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2010

/S/ ANITA BEIER Anita Beier	Senior Vice President, Controller and Director (Principal Accounting Officer)	March 9, 2010

/S/ PHILLIP SPECTOR Phillip Spector	Executive Vice President, General Counsel and Director	March 9, 2010

/S/ STEPHEN SPENGLER Stephen Spengler	Executive Vice President, Sales & Marketing and Director	March 9, 2010

/S/ PATRICIA CASEY Patricia Casey	Senior Vice President, Deputy General Counsel, Secretary and Director	March 9, 2010

Intelsat Corporation

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2009	F-3

Consolidated Statements of Operations for the Year Ended December  31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-4

Consolidated Statements of Changes in Shareholder’s Equity for the Year Ended December  31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-5

Consolidated Statements of Cash Flows for the Year Ended December  31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

F-6

Notes to Consolidated Financial Statements	F-7

Schedule II—Valuation and Qualifying Accounts for the Year Ended December  31, 2007 (Predecessor Entity), the Period January 1, 2008 to January 31, 2008 (Predecessor Entity), the Period February 1, 2008 to December 31, 2008 (Successor Entity) and the Year Ended December 31, 2009 (Successor Entity)

S-1

Report of Independent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelsat Corporation and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2007 (predecessor entity), the period January 1, 2008 to January 31, 2008 (predecessor entity), the period February 1, 2008 to December 31, 2008 (successor entity) and the year ended December 31, 2009 (successor entity), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, included in ASC Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General, as of December 31, 2007.

/s/ KPMG LLP

McLean, Virginia

March 9, 2010

INTELSAT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2008	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,259	$116,705
Receivables, net of allowance of $5,647 in 2008 and $4,378 in 2009	45,528	58,421
Due from affiliates	116,574	132,335
Deferred income taxes	40,562	39,133
Prepaid expenses and other current assets	33,812	16,466

Total current assets	288,735	363,060
Satellites and other property and equipment, net	2,452,885	2,392,997
Goodwill	3,340,169	3,346,662
Non-amortizable intangible assets	797,070	652,970
Amortizable intangible assets, net	544,625	487,915
Deferred charges and other assets, net	272,644	160,088

Total assets	$7,696,128	$7,403,692

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,165	$39,424
Taxes payable	2,190	5,443
Employee related liabilities	36,893	36,523
Accrued interest payable	64,063	33,454
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	17,508	14,709
Deferred revenue	47,916	9,663
Other current liabilities	4,638	14,785

Total current liabilities	311,424	243,052
Long-term debt, net of current portion	3,264,970	3,177,672
Deferred satellite performance incentives, net of current portion	102,350	105,573
Deferred revenue, net of current portion	29,468	62,473
Deferred income taxes	589,250	566,189
Accrued retirement benefits	167,960	166,651
Deferred credits and other long-term liabilities	390,701	353,615

Commitments and contingencies (see Notes 15 and 16)

Shareholder's equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares issued and outstanding at December 31, 2008 and December 31, 2009	—	—
Paid-in capital	3,119,809	2,989,891
Accumulated deficit	(206,798)	(192,626)
Accumulated other comprehensive loss	(73,006)	(68,798)

Total shareholder's equity	2,840,005	2,728,467

Total liabilities and shareholder's equity	$7,696,128	$7,403,692

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Revenue:
Transponder services, satellite-related services and other	$825,187	$71,026	$763,855	$850,514
Revenue from affiliates	215,010	51,021	232,838	277,622

Total revenue	1,040,197	122,047	996,693	1,128,136

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	148,026	11,152	153,218	172,699
Costs from affiliates	74,104	6,858	94,499	120,257
Selling, general and administrative	123,839	12,117	99,636	119,067
Depreciation and amortization	302,232	26,851	319,412	333,044
Transaction costs	8,776	62,675	1,926	—
Impairment of asset value	—	—	256,000	144,100
Losses on derivative financial instruments	11,699	11,431	83,451	16,241

Total operating expenses	668,676	131,084	1,008,142	905,408

Income (loss) from operations	371,521	(9,037)	(11,449)	222,728
Interest expense, net	257,459	21,224	223,415	186,122
Gain (loss) on early extinguishment of debt	—	—	593	(51)
Other income, net	3,795	169	5,713	4,689

Income (loss) before income taxes	117,857	(30,092)	(228,558)	41,244
Provision for (benefit from) income taxes	20,822	(10,702)	(87,063)	27,072

Net income (loss)	$97,035	$(19,390)	$(141,495)	$14,172

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(in thousands, except share amounts)

	Ordinary		Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Predecessor entity
Balance, January 1, 2007	548	$—	$2,908,666	$—	$111	$2,908,777
Cumulative effect of adoption of FIN 48	—	—	—	3,253	—	3,253
Net income	—	—	—	97,035	—	97,035	$97,035
Dividends to shareholder	—	—	—	(65,324)	—	(65,324)
Distributions to parent related to employee transfer	—	—	(7,295)	—	—	(7,295)
Other equity adjustment	—	—	1,074	—	—	1,074
Minimum pension liability, net of tax of ($1.1) million	—	—	—	—	(1,870)	(1,870)	(1,870)
Adjustment to initially apply SFAS No. 158, net of tax of $4.2 million	—	—	—	—	7,512	7,512
Liabilities assumed by parent	—	—	308	—	—	308
Other comprehensive income	—	—	—	—	55	55	55

Total comprehensive income							$95,220

Balance, December 31, 2007	548	$—	$2,902,753	$34,964	$5,808	$2,943,525

Adjustment to apply SFAS No. 158, net of tax of $0.1 million	—	$—	$—	$237	$—	$237
Net loss for period January 1, 2008 to January 31, 2008	—	—	—	(19,390)	—	(19,390)	$(19,390)
Liabilities assumed by parent	—	—	61,844	—	—	61,844
Other comprehensive loss	—	—	—	—	(293)	(293)	(293)

Total comprehensive loss							$(19,683)

Balance, January 31, 2008 (prior to Intelsat Acquisition Transactions)	548	$—	$2,964,597	$15,811	$5,515	$2,985,923

Intelsat Acquisition Transactions	—	$—	$281,968	$(15,811)	$(5,515)	$260,642

Successor entity
Balance, February 1, 2008	548	$—	$3,246,565	$—	$—	$3,246,565
Net loss for period February 1, 2008 to December 31, 2008	—	—	—	(141,495)	—	(141,495)	$(141,495)
Dividends to shareholder	—	—	(177,555)	(65,303)	—	(242,858)
Distributions from parent related to employee transfer, net of tax of $29.5 million	—	—	50,682	—	—	50,682
Liabilities assumed by parent	—	—	117	—	—	117
Postretirement/pension liability adjustment, net of tax of ($41.0) million	—	—	—	—	(70,385)	(70,385)	(70,385)
Other comprehensive loss, net of tax of ($1.6) million	—	—	—	—	(2,621)	(2,621)	(2,621)

Total comprehensive loss							$(214,501)

Balance, December 31, 2008	548	$—	$3,119,809	$(206,798)	$(73,006)	$2,840,005

Net income for year ended December 31, 2009	—	$—	$—	$14,172	$—	$14,172	$14,172
Dividends to shareholder	—		(143,210)			(143,210)
Distributions to parent related to employee transfer, net of tax of ($2.2) million	—		(3,698)			(3,698)
Liabilities assumed by parent	—		16,990			16,990
Postretirement/pension liability adjustment, net of tax of $1.7 million	—				2,727	2,727	2,727
Other comprehensive income, net of tax of ($0.9) million	—				1,481	1,481	1,481

Total comprehensive loss							$18,380

Balance, December 31, 2009	548	$—	$2,989,891	$(192,626)	$(68,798)	$2,728,467

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$97,035	$(19,390)	$(141,495)	$14,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	302,232	26,851	319,412	333,044
Impairment of asset value	—	—	256,000	144,100
Provision for doubtful accounts	6,560	4,458	(4,849)	943
Foreign currency transaction (gain) loss	(1,323)	(63)	2,341	(2,296)
Deferred income taxes	17,299	(27,756)	(201,614)	25,111
Loss on disposal of assets	265	—	339	6,860
Share-based compensation expense	308	61,844	117	16,990
Amortization of discount and issuance costs	3,377	156	11,277	10,845
Unrealized (gains) losses on derivative financial instruments	21,596	11,748	64,879	(42,809)
Gain on early extinguishment of debt	—	—	(592)	—
Other non-cash items	3,359	113	5,396	(492)
Changes in operating assets and liabilities net of effect of acquisition:
Receivables	(5,651)	(6,325)	23,392	(13,836)
Prepaid expenses and other assets	(8,296)	(14,586)	(23,277)	34,206
Accounts payable and accrued liabilities	(28,645)	12,524	(4,283)	(52,566)
Income taxes payable	181	—	—	—
Employee related liabilities	(15,748)	—	—	—
Due from affiliates	111,256	(28,453)	(4,423)	(19,843)
Accrued retirement benefits	(5,489)	(72)	(34)	3,028
Deferred gains and revenue	7,614	17,075	15,354	(5,248)
Other long-term liabilities	(16,140)	19,876	138,199	(4,830)

Net cash provided by operating activities	489,790	58,000	456,139	447,379

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(378,607)	(14,484)	(120,023)	(259,664)
Proceeds from sale of other property and equipment	—	—	—	128,648
Capital contribution to unconsolidated affiliates	—	—	(9,659)	(12,210)
Other investing activities	2,624	—	5,954	7,562

Net cash used in investing activities	(375,983)	(14,484)	(123,728)	(135,664)

Cash flows from financing activities:
Repayments of long-term debt	(53,132)	(162,985)	(1,278,695)	(90,078)
Proceeds from issuance of long-term debt	—	150,000	1,238,839	—
Repayment of revolving credit facility	—	—	(66,101)	—
Proceeds from revolving credit facility	—	—	66,101	—
Debt issuance costs	(2,172)	—	(18,001)	—
Dividends to shareholder	(65,324)	—	(230,414)	(143,205)
Advances to affiliates	—	—	(12,000)	—
Repayments of funding of capital expenditures by customer	(41,282)	—	(30,862)	—
Payment of premium on early retirement of debt	—	—	(12,266)	—
Principal payments on deferred satellite performance incentives	(13,468)	(1,246)	(19,360)	(16,282)

Net cash used in financing activities	(175,378)	(14,231)	(362,759)	(249,565)

Effect of exchange rate changes on cash and cash equivalents	1,323	63	(2,341)	2,296

Net change in cash and cash equivalents	(60,248)	29,348	(32,689)	64,446
Cash and cash equivalents, beginning of period	142,021	81,773	84,948	52,259

Cash and cash equivalents, end of period	$81,773	$111,121	$52,259	$116,705

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$269,909	$19,225	$189,630	$201,169
Income taxes paid, net	8,401	379	3,196	14,408
Supplemental disclosure of non-cash investing and financing activities:
Capitalization of deferred satellite performance incentives	$19,100	$—	$11,375	$16,705
Accrued capital expenditures	12,083	4,898	6,165	8,524

Note:	The decrease in cash and cash equivalents between the predecessor entity ending balance for the period January 1, 2008 to January 31, 2008 and the successor entity opening balance is due to approximately $26.2 million in cash paid in connection with the closing of the New Sponsors Acquisition Transactions.

See accompanying notes to consolidated financial statements.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Background of Company

Intelsat Corporation (the “Company,” “Intelsat Corp,” “we,” “us” and “our”), formerly known as PanAmSat Corporation, is a leading global provider of video, corporate, Internet, voice and government communications services with a large and modern fleet of 25 satellites currently in-orbit. We provide transponder capacity to customers on Company-owned and operated satellites, and deliver third-party entertainment and information to cable television systems, television broadcasters, direct-to-home, or DTH, television operators, Internet service providers, or ISPs, telecommunications companies, governments and other corporations. We also provide satellite services and related technical support for live transmissions for news and special events coverage. In addition, we provide satellite services to telecommunications carriers, corporations and ISPs for the provision of satellite-based communications networks, including private corporate networks employing very small aperture antennas and international access to the U.S. Internet backbone. In addition, we provide various satellite-related consulting and technical services to third parties. We are a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation (“PanAmSat Holdco”), which in turn is an indirect wholly-owned subsidiary of Intelsat S.A.

On December 15, 2009, Intelsat, Ltd., our indirect parent, and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, Intelsat’s headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is now known as Intelsat Global S.A., Intelsat Global Subsidiary, Ltd. is now known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. (“Intelsat Holdings”) is now known as Intelsat Holdings S.A., Intelsat, Ltd. is now known as Intelsat S.A., Intelsat (Bermuda), Ltd. (“Intelsat Bermuda”), a wholly-owned indirect subsidiary of Intelsat Holdings, is now known as Intelsat (Luxembourg) S.A., Intelsat Jackson Holdings, Ltd. is now known as Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company, Ltd. is now known as Intelsat Intermediate Holding Company S.A. and Intelsat Subsidiary Holding Company, Ltd. is now known as Intelsat Subsidiary Holding Company S.A.

With 25 satellites currently in orbit, including two backup satellites, we, together with the other subsidiaries of Intelsat S.A., have one of the world’s largest commercial geostationary earth orbit satellite networks. We are one of only a few companies worldwide capable of servicing a global footprint through an owned fleet of satellites. We have seven technical facilities in the U.S., which provide transmission, monitoring and control services for operating our fleet and transmission and other services for our customers and also provide such services outside of the U.S. to support the remainder of our worldwide satellite fleet.

On July 3, 2006, Intelsat Bermuda completed the acquisition of PanAmSat Holdco pursuant to a merger agreement dated as of August 28, 2005. In accordance with the merger agreement, Intelsat Bermuda acquired PanAmSat Holdco for $25.00 per common share in cash, or approximately $3.2 billion, plus a pro rata share of undeclared regular quarterly dividends. Each share of common stock of PanAmSast Holdco was converted into the right to receive $25.00, plus approximately $0.00927 as the pro rata share of undeclared regular quarterly dividends. Upon completion of the merger (the “Merger Transaction”), PanAmSat Holdco’s equity holders ceased to hold shares or other equity interests in PanAmSat Holdco, and the common stock of PanAmSat Holdco was de-listed from the New York Stock Exchange.

In connection with the acquisition, PanAmSat Corp issued an aggregate principal amount of $575.0 million of 9% Senior Notes due 2016 (the “Corp 2016 Senior Notes”). In addition, PanAmSat Corp amended and restated its existing senior secured credit facility. We refer to these transactions and the Merger Transaction collectively as the Intelsat Acquisition Transactions. For more information regarding our debt structure following the completion of the Intelsat Acquisition Transactions. See Note 11—Long-term Debt.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Intelsat Acquisition Transactions (as defined above), certain of our accounting policies were changed to conform to Intelsat, Ltd.’s accounting policies. The majority of these changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. However, the change in our accounting for sales-type leases to conform to Intelsat, Ltd.’s accounting policies as service contracts did have, and is expected to have, a significant impact on our consolidated financial statements.

These consolidated financial statements reflect the financial statements of Intelsat Corp and its subsidiaries on a consolidated basis. The consolidated financial statements for the year ended December 31, 2007 and the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the financial statements of the predecessor entities are not comparable with the financial statements of the successor entity, because they are, in effect, those of a new entity.

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

On February 4, 2008, Serafina Acquisition Limited (“Serafina”) completed its acquisition of 100% of the equity ownership of Intelsat Holdings, Ltd. (“Intelsat Holdings”) for total cash consideration of approximately $5.0 billion, pursuant to a Share Purchase Agreement, dated as of June 19, 2007 (the “BC Share Purchase Agreement”), among Serafina, Intelsat Holdings, certain shareholders of Intelsat Holdings and Serafina Holdings Limited (“Serafina Holdings”), the direct parent of Serafina. This transaction is referred to as the New Sponsors Acquisition (see Note 3—New Sponsors Acquisition).

Although the effective date of the New Sponsors Acquisition was February 4, 2008 due to the immateriality of the results of operations for the period between February 1, 2008 and February 4, 2008, we have accounted for the New Sponsors Acquisition as if it had occurred on February 1, 2008, except for acquisition transaction costs which are recorded within the predecessor period of January 1, 2008 to January 31, 2008.

Our consolidated financial statements for the year ended December 31, 2007 and the period January 1, 2008 to January 31, 2008 represent the “predecessor” entity. The period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009 represent the “successor” entity. As a result of the application of purchase accounting, the consolidated financial statements of the predecessor entity are not comparable with the consolidated financial statements of the successor entity, because they are, in effect, those of a new entity.

Note 2    Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Intelsat Corp and all of our wholly-owned subsidiaries. Investments where we exercise significant influence but do not control (generally 20% to 50% ownership interest) are accounted for under the equity method of accounting and are periodically reviewed for impairment. All significant intercompany accounts and transactions have been eliminated.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Use of Estimates

The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Examples of estimates include the determination of fair value with respect to certain assets acquired and liabilities assumed in the New Sponsors Acquisition, the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of share-based and other compensation awards, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

(c) Revenue Recognition

We earn revenue primarily from satellite utilization charges and, to a lesser extent, from providing managed services to customers. We enter into contracts with customers to provide satellite transponders and transponder capacity and, in certain cases, earth stations and teleport facilities, for periods typically ranging from one year to the life of the satellite. Our revenue recognition policies by product or service offering are as follows:

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

Tracking, Telemetry and Control (“TT&C”). We earn TT&C services revenue from providing operational services to other satellite owners and from certain customers on our satellites. The TT&C services are performed by our consulting/technical services group. TT&C agreements entered into in connection with our satellite utilization contracts are typically for the period of the related service agreement and revenues are recognized ratably over the term of the service agreement. We also earn revenue for TT&C services in relation to our satellite utilization agreements with customers. Fees for such services are either included in the customers’ utilization charges or billed separately.

In-Orbit Backup Services and Equipment Sale. We provide back-up transponder capacity that is held on reserve for certain customers on agreed upon terms. We recognize revenues for in-orbit protection services ratably over the term of the related agreement. We also record revenue related to equipment sales, which represents equipment purchased, constructed or developed on behalf of the customers. We recognize revenue related to these equipment sales upon transfer to the customer of title to the equipment.

Revenue Share Arrangements. We recognize revenues under revenue share agreements for satellite-related services either on a gross or net basis in accordance the Principal Agent Considerations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (the “Codification”) which provides guidance and clarifies when an entity should report revenue gross as a principal versus net as an agent, depending on the nature of the specific contractual relationship.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Program Management. Construction program management arrangements that extend beyond one year are accounted for in accordance with the Construction-Type and Production-Type Contracts topic of the Codification. We generally record long-term, fixed price, development and production contracts utilizing the percentage of completion method as the basis to measure progress towards completion of the contract and for recognizing revenues. Progress towards contract completion is measured when achieving performance milestones or using the cost-to-cost method.

We may sell these services individually or in some combination to our customers. When these products and services are sold together, we account for the multiple elements under FASB ASC Topic 605-25, Multiple Element Arrangements (“FASB ASC 605-25”). FASB ASC 605-25 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. We recognize revenue for delivered elements having stand-alone value when we have objective and reliable evidence of fair value for each undelivered element. When we determine that the delivered element does not have stand-alone value, or when the fair value cannot be reasonably estimated for the undelivered element, the revenue is deferred and recognized over the period the services are performed, or until fair value can objectively be determined for any undelivered elements.

(d) Fair Value Measurements

We estimate the fair value of our financial instruments using available market information and valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

On January 1, 2008, we prospectively adopted FASB ASC Topic 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FASB ASC 820 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

We performed an evaluation of our financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of FASB ASC 820. As a result of that evaluation, we identified investments in marketable securities, interest rate financial derivative instruments, and embedded derivative instruments as having met such criteria.

We account for our investments in marketable securities in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities. All investments have been classified as available-for-sale securities as of December 31, 2008 and 2009, and are included within other assets in the accompanying consolidated balance sheets. Available-for-sale securities are stated at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) within shareholder’s equity (deficit). Realized gains and losses and declines in fair value on available-for-sale securities that are determined to be other than temporary are included in other income (expense), net within our consolidated statements of operations. Interest and dividends

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on available-for-sale securities are included in interest expense, net and other income (expense), net, respectively, within the consolidated statements of operations. We determined that the valuation measurement inputs of these marketable securities represent unadjusted quoted prices in active markets and, accordingly, have classified such investments within Level 1 of the Section 820 fair value hierarchy.

The fair value of our interest rate financial derivative instruments reflects the estimated amounts that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and current creditworthiness of both the counterparties and ourselves. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments, if any, associated with our derivatives utilize Level 3 inputs, such as the estimates of current credit spread, to evaluate the likelihood of default by us or our counterparties. We also considered the existence of offset provisions and other credit enhancements that serve to reduce the credit exposure associated with the asset or liability being fair valued. We have assessed the significance of the inputs of the credit valuation adjustments to the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(h) Other Assets

Other assets consist of investments in certain equity securities, unamortized debt issuance costs, long-term deposits, long-term receivables and other miscellaneous deferred charges and long-term assets. Debt issuance costs, which represent our costs incurred to secure debt financing, are amortized to interest expense using the effective interest method, over the life of the related indebtedness.

(i) Business Combinations

Business combinations are accounted for whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price involves estimates and judgments by us that may be adjusted during the allocation period. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach, and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

(j) Goodwill and Other Intangible Assets

Goodwill. We account for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”). Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value (see Note 10—Goodwill and Other Intangible Assets).

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets. Intangible assets arising from business combinations are initially recorded at fair value. Other intangible assets not arising from business combinations are initially recorded at cost. Intangible assets with determinable lives consist of backlog and customer relationships and are amortized based on the expected pattern of consumption. We review these intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be recoverable (see Note 10—Goodwill and Other Intangible Assets).

(k) Impairment of Long-Lived Assets

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

The recoverability of an asset to be held and used is determined by comparison of the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, when assets are expected to be used in future periods, a shortened depreciable life may be utilized if appropriate, resulting in accelerated depreciation.

(l) Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). We are subject to income taxes in the United States as well as a number of foreign jurisdictions. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. Deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statements and the income tax bases of assets and liabilities and net operating loss and credit carryforwards, using the enacted marginal tax rate.

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

During the ordinary course of business, there are certain transactions and calculations for which the ultimate tax determination is uncertain. We evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Currency and Exchange Rates

Substantially all customer contracts, capital expenditure contracts and operating expense obligations are denominated in U.S. dollars. Consequently, we do not believe that we are exposed to material currency exchange risk.

(n) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. For us, such items consist primarily of, the change in the market value of available-for-sale securities and minimum pension liability adjustments.

(o) Share-Based Compensation

Share-based compensation cost is recognized based on the requirements of FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC 718”).

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

(q) Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

(r) New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-1 Topic 105, Generally Accepted Accounting Principles (“Topic 105”), which establishes the Codification as the official single source of authoritative U.S. GAAP, superseding existing literature issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The Codification became effective for interim and annual periods ending on or after September 15, 2009, after which only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification was effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of Topic 105, we have updated references to U.S. GAAP in our financial statements issued for the period ended December 31, 2009. The adoption of Topic 105 did not impact our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting pronouncements issued prior to the Codification will continue to be referenced by their original issuance reference for consistency with prior period filings. We have also provided the Codification topic into which the accounting guidance has been incorporated subsequent to its original issuance.

In September 2009, the FASB amended the Revenue Recognition—Multiple Element Arrangements topic of the Codification. Currently, the absence of vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of the fair value of the undelivered item(s) in an arrangement with multiple deliverables is one of the most common reasons entities are unable to recognize revenue on items that have been delivered. The amendment modifies the fair value requirements by providing an alternative for establishing fair value of a deliverable. In instances where VSOE or TPE of the fair value for any of the deliverables in an arrangement is unavailable, the entity may develop a best estimate of the selling price for those deliverables and allocate the arrangement consideration using the relative selling price method. Application of the residual method of allocating an arrangement fee between delivered and undelivered elements will no longer be permitted. Additionally, entities will be required to disclose more information about their multiple-element revenue arrangements. This amendment will be effective and applied prospectively to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We intend to adopt the amended revenue recognition guidance in the first quarter of 2010 and do not expect the adoption to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 166 has been incorporated into the Codification under FASB ASC 860, Transfers and Servicing, which establishes accounting and reporting standards for transfers and servicing of financial assets. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements related to a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We have evaluated the requirements of SFAS No. 166 and noted that the adoption of SFAS No. 166 will not have a material impact to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of this accounting pronouncement, SFAS No. 167 has been incorporated into the Codification under FASB ASC 810, Consolidations. SFAS No. 167 is intended to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 will be effective at the start of the first annual reporting period beginning after November 15, 2009. We have evaluated the requirements of SFAS No. 167 and its effect to our unconsolidated variable interest entities, and do not believe that the adoption of the standard will not have a material impact to our consolidated financial statements.

Note 3    New Sponsors Acquisition

On February 4, 2008, Serafina completed its acquisition of 100% of the equity ownership of Intelsat Holdings for total cash consideration of approximately $5.0 billion, pursuant to the BC Share Purchase Agreement. The former shareholders of Intelsat Holdings (other than management), sold 100% of their equity

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Immediately following the New Sponsors Acquisition, Intelsat Bermuda, our indirect parent, transferred certain of its assets (including all of its direct and indirect ownership interests in its subsidiaries) and certain of its liabilities and obligations to a newly formed direct wholly-owned subsidiary, Intelsat Jackson Holdings, Ltd. (“Intelsat Jackson”), pursuant to an assignment and assumption agreement (the “Intelsat Bermuda Transfer”). Following the Intelsat Bermuda Transfer, Intelsat Jackson became the owner of substantially all of Intelsat Bermuda’s assets and the obligor with respect to substantially all of Intelsat Bermuda’s liabilities and obligations, and Intelsat Bermuda no longer had any rights or obligations with respect to such assets and liabilities. Immediately after the consummation of the Intelsat Bermuda Transfer, Serafina assigned certain of its assets and liabilities to Intelsat Bermuda (the “Serafina Assignment”), including Serafina’s rights and obligations under the Bridge Loan Credit Agreements and a Commitment Letter, dated as of June 19, 2007 among Serafina and certain banks related to the financing of the New Sponsors Acquisition, as amended by the Commitment Letter Amendment, dated as of February 7, 2008 (the “Financing Commitment Letter”).

In addition, we entered into an amendment and a joinder to our existing credit agreement to facilitate the New Sponsors Acquisition. The New Sponsors Acquisition and the transactions described above are collectively referred to as the New Sponsors Acquisition Transactions. The New Sponsors Acquisition represented a change of control under various indentures and credit agreements governing the indebtedness of Intelsat Holdings and its subsidiaries, including us (see Note 11—Long-Term Debt).

The New Sponsors Acquisition was accounted for by Intelsat Holdings under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. As a result, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with Topic 5J of the codified SEC Staff Accounting Bulletins, the purchase accounting adjustments have been “pushed down” and recorded in our consolidated financial statements, which resulted in a new basis of accounting for the “successor period” beginning after the consummation of the New Sponsors Acquisition. Determining fair values of the assets acquired and liabilities assumed required us to make significant estimates and assumptions. In order to develop estimates of fair values of the assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, the income approach and the market approach. Our estimates included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. While we believe that the estimates and assumptions underlying the valuation methodologies were reasonable, different assumptions could have resulted in different market values. The purchase price allocation was finalized during the period ended December 31, 2008.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4    Fair Value Measurements

FASB ASC 820 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

The following table presents assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands):

		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities(1)	$5,749	$5,749	$—
Undesignated interest rate swap	15,662	—	15,662

Total assets	$21,411	$5,749	$15,662

Liabilities
Undesignated interest rate swap	$67,461	$—	$67,461

Total liabilities	$67,461	$—	$67,461

(1)	The cost basis of our marketable securities approximate the current fair value.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment. During the year ended December 31, 2009, our rights to operate at orbital locations were written down to their estimated fair value of $631.0 million, from their aggregate carrying value of $775.1 million through a non-cash impairment charge as of December 31, 2008, due to an impairment identified during the first quarter of 2009. The fair value of the orbital locations was determined using Level 3 unobservable inputs (see Note 10—Goodwill and Other Intangible Assets).

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Share-Based and Other Compensation Plans

(a) 2005 Share Plan

(i) Restricted Shares

The board of directors of Intelsat Holdings adopted the Intelsat Holdings, Ltd. 2005 Share Incentive Plan (the “2005 Share Plan”) with an effective date of January 28, 2005. Of the shares awarded under the 2005 Share Plan, a portion were time vesting shares and a portion were performance shares that were to vest upon meeting certain performance criteria. Due to certain repurchase features in the 2005 Share Plan, the restricted share grants were classified as a liability of Intelsat Holdings. Upon consummation of the New Sponsors Acquisition on February 4, 2008, all outstanding performance-based restricted shares and a portion of the time vesting shares under the 2005 Share Plan vested. Vested restricted shares (including time and performance vesting shares) were purchased by the New Sponsors at approximately $400 per share (the per share price specified in the BC Share Purchase Agreement). In connection with the vesting of these awards upon the consummation of the acquisition, we recorded compensation expense of $30.8 million in the predecessor period January 1, 2008 to January 31, 2008. In connection with the New Sponsors Acquisition, each unvested restricted share of Intelsat Holdings was exchanged for approximately four unvested restricted shares of Intelsat Global (see (b) 2008 Share Plan (i) Rollover Shares below).

A summary of the changes in Intelsat Holdings’ non-vested restricted shares during the year ended December 31, 2007 and the period January 1, 2008 to January 31, 2008, is set forth below:

	Number of Shares	Fair Value
Restricted shares
Total non-vested restricted shares at December 31, 2006	83,407	$2.15
Restricted shares forfeited and repurchased at par value	(9,127)	$2.15
Vested	(9,169)	$2.15

Total non-vested restricted shares at December 31, 2007	65,111	$2.15
Vested	(49,646)	$2.15

Total non-vested restricted shares at January 31, 2008	15,465	$2.15

(ii) Share-Based Compensation Arrangements

During 2006 and 2007, Intelsat Holdings entered into share-based compensation arrangements (“SCAs”) with selected employees of Intelsat Holdings and its direct and indirect subsidiaries under the 2005 Share Plan, which permitted such employees to purchase Intelsat Holdings common shares. These SCAs vested over time and were subject to continued employment through each applicable vesting date. The vesting of these SCAs was to accelerate in the event of the occurrence of both a change in control and a termination without cause (each as defined in the 2005 Share Plan) of the relevant employee. Any outstanding but unexercised SCAs could be cancelled at any time after termination of employment. Shares issued as a result of the exercise of SCAs could be repurchased at the lesser of fair market value and the exercise price in the event of voluntary termination by the employee and other defined circumstances. Since these repurchase features enabled Intelsat Holdings to recover the shares without transferring any appreciation in value if the employee were to terminate voluntarily, the SCAs were not deemed to be granted under the guidance provided under FASB ASC 718. The repurchase features provided that if an employee were to be terminated without cause or upon death or disability, Intelsat Holdings would have the right for two years to repurchase any vested shares at fair value as determined on the termination date.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the New Sponsors Acquisition, vesting in SCAs issued under the 2005 Share Plan doubled at consummation of the transaction if the awardee was still employed on February 4, 2008. The vested SCAs were cancelled in return for cash in an amount equal to the excess of approximately $400 (the per share price of the transaction) over the exercise price of each share covered. In connection with the vesting and cancellation of these awards, we recorded expense of $31.0 million in the predecessor period January 1, 2008 to January 31, 2008. The remaining unvested SCAs were rolled over into new SCAs of Intelsat Global with new repurchase features (see (ii) Rollover Options).

(b) 2008 Share Plan

On May 6, 2009, the board of directors of Intelsat Global adopted the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Share Plan”). The 2008 Share Plan provides for a variety of equity-based awards with respect to Class A common shares (the “Class A Shares”) and Class B common shares (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards.

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

(i) Rollover Shares

In connection with the adoption of the 2008 Share Plan, 293,926 Class A Shares previously granted pursuant to the 2005 Share Plan became subject to new Class A restricted share agreements and the provisions of the 2008 Share Plan. Employees of Intelsat Corp and its subsidiaries held 38,565 of these rollover shares as of December 31, 2009. These rollover shares continue to be classified as a liability of Intelsat Global due to certain repurchase features in the 2008 Share Plan and the new Class A restricted share agreements. The rollover shares continued to vest in the same increments and on the same vesting dates as were applicable prior to the closing of the New Sponsors Acquisition.

During the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded compensation expense of $15 thousand and $4.1 million, respectively, related to the rollover shares. Prior to the adoption of the 2008 Share Plan in May 2009, we calculated compensation expense related to the rollover shares using the provisions of the 2005 Share Plan over the vesting period based on a fair value of $0.54. For the year ended December 31, 2009, we calculated compensation expense based on the fair value of the Class A shares, taking into consideration the repurchase features set forth in the new Class A restricted share agreements. The fair value equaled the fair value of the Class A shares at the date of grant, $100.00 per share. Since the rollover shares consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of liabilities assumed by parent in the accompanying statements of shareholder’s equity.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in Intelsat Global’s rollover shares during the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009 is set forth below:

	Shares	Fair Value
Rollover shares:
Non-vested rollover shares outstanding as of February 1, 2008	61,906	$0.54
Vested	(26,916)	$0.54

Total non-vested rollover shares at December 31, 2008	34,990	$0.54

Rollover shares forfeited and purchased at par value	(12,178)	$48.74
Vested	(21,136)	$48.74

Total non-vested rollover shares at December 31, 2009	1,676	$100.00

The non-vested rollover shares had a remaining weighted average vesting period of 1 month as of December 31, 2009.

(ii) Rollover Options

In connection with the adoption of the 2008 Share Plan, the unvested SCAs of Intelsat Holdings that had been rolled over into SCAs of Intelsat Global became subject to new option agreements and the provisions of the 2008 Share Plan. As a result, the SCAs were no longer subject to the same repurchase features that had applied previously, and the SCAs were deemed a grant of options to purchase Intelsat Global Class A Shares under FASB ASC 718.

Holders of these options who terminate employment with Intelsat Global or its subsidiaries will forfeit any unvested options. Additionally, the option agreements have certain repurchase features which provide that if an employee is terminated without cause or upon death or disability, Intelsat Global has the right for two years to repurchase any vested options, and any shares issued upon exercise of vested options, at the fair market value of the shares, less exercise price in the case of options, as determined on the termination date. In the event an employee resigns, Intelsat Global has the right to repurchase any vested options, and any shares issued upon exercise of vested options, at a price equal to the lesser of the fair market value of the shares at resignation and $100.00 per share, less the applicable exercise price of $25.00 per share.

During the successor period February 1, 2008 to December 31, 2008 we recognized $0.1 million of compensation expense related to the cancellation of 1,366 rollover options in return for cash during the period. Prior to the adoption of the 2008 Share Plan in May 2009, we calculated compensation expense related to the rollover options under the provisions of the 2005 Share Plan. For the year ended December 31, 2009, we recognized $10.8 million as compensation expense related to the rollover options. We recorded compensation expense for these time vesting restricted options over the vesting period based on the intrinsic value at December 31, 2009, taking into consideration the repurchase features set forth in the underlying agreements. The intrinsic value of the rollover options at December 31, 2009 was $75.00 per share. Since the rollover options consisted of options to purchase shares of our indirect parent, Intelsat Global, compensation costs for vested options and the cost to repurchase options were reflected as capital contributions in the form of liabilities assumed by parent in the accompanying statements of shareholder’s equity.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in Intelsat Global’s rollover options outstanding during the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009 is set forth below:

	Number of Shares	Intrinsic Value
Rollover options outstanding as of February 1, 2008	259,577	$—
Forfeited	(107,504)	$—

Rollover options outstanding at December 31, 2008	152,073	$—
Forfeited	—	$—

Rollover options outstanding at December 31, 2009	152,073	$75.00

Rollover options exercisable at December 31, 2009	143,291	$75.00

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

Due to certain repurchase features in the 2008 Share Plan and the terms of the applicable restricted share agreements, all restricted Class B Share grants were classified as a liability of Intelsat Global. During the year ended December 31, 2009, we recorded compensation expense of $2.1 million related to these restricted Class B shares. We calculated compensation expense for all restricted Class B shares over the vesting period based on the intrinsic value (which equaled fair value, based on our estimate, relying in part on a third party valuation) at the date of the grant of $10.73 per share, although a different fair market value might apply to the repurchase terms of the awards applicable to an employee termination without cause. Since the Class B Share grants consisted of shares of our indirect parent, Intelsat Global, compensation costs for vested awards and the cost to repurchase shares were reflected as capital contributions in the form of liabilities assumed by parent in the accompanying statements of shareholder’s equity.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in Intelsat Global’s restricted Class B Shares during the year ended December 31, 2009 is set forth below:

	Shares	Fair Value
Non-vested Class B Shares at January 1, 2009	—
Class B Shares granted on May 6, 2009	362,210	$10.73
Vested	(144,345)	$10.73

Total non-vested Class B Shares at December 31, 2009	217,865	$10.73

(iv) Class A Share Option Grants and SCAs

In connection with the adoption of the 2008 Share Plan, 707,351 Intelsat Global Class A SCAs were awarded to employees of Intelsat Global and its subsidiaries under SCAs at an exercise price of $100 per share (the “New 2008 SCAs”), of which 284,602 were granted to employees of Intelsat Corp and its subsidiaries. These awards are subject to transfer, vesting and other restrictions set forth in the various agreements, as described below.

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

Note 6    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

We maintain a noncontributory defined benefit retirement plan covering certain of our employees. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees who meet the criteria under the medical plan for postretirement benefit eligibility.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit plan, which could impact the value of the plan assets after the date of these consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed, our annual valuation. Based on these criteria, we were not required to make additional contributions in 2009 to the defined benefit retirement plan, however we currently expect that we will be required to make additional contributions in 2010 of approximately $9.6 million under our defined benefit retirement plan and $0.3 million related to the funding of postretirement medical benefits under our medical plan which will be reimbursed by IGSC pursuant to the indemnification provisions of the employee transfer agreement entered into at the Intelsat Acquisition Transactions.

We adopted the provision of FASB ASC Topic 715, Compensation—Retirement Benefits (“FASB ASC 715”), to recognize the overfunded or underfunded status of defined benefit and postretirement plans as an asset or liability in the consolidated statement of financial condition at December 31, 2007. Effective December 31, 2008, FASB ASC 715, requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. We previously performed this measurement at September 30 of each year. On January 1, 2008, we adopted the measurement date provision under the alternative transition method, utilizing a 15-month model for transition. Accordingly, we used our September 30, 2007 valuation to project 15 months of net periodic benefit cost and recognized three-fifteenths, or $0.2 million (net of tax), of such costs as an adjustment to accumulated deficit in January 2008.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Funded Status and Accumulated Benefit Obligation. Expenses for our defined benefit retirement plan and for postretirement medical benefits that are provided under our medical plan are developed from actuarial valuations. The following summarizes the projected benefit obligations, plan assets and funded status of the defined benefit retirement plan, as well as the projected benefit obligations of the postretirement medical benefits provided under our medical plan (in thousands, except percentages):

	15 Month Period Ended December 31, 2008		Year Ended December 31, 2009
	Pension Benefits	Other Post- Retirement Benefits	Pension Benefits	Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of period	$321,893	$8,271	$341,713	$8,600
Service cost	3,145	773	2,774	544
Interest cost	25,053	634	20,706	534
Employee contributions	—	30	—	38
Benefits paid	(31,459)	(133)	(20,345)	(272)
Plan amendments	(1,645)	—	—	—
Curtailment	—	—	(51)	—
Actuarial (gain) loss	24,726	(975)	22,043	(516)

Benefit obligation at end of period	$341,713	$8,600	$366,840	$8,928

Change in plan assets
Plan assets at beginning of period	$311,379	$—	$181,382	$—
Transfer from parent company (1)	1,120	—	655	—
Employer contributions	—	103	—	234
Employee contributions	—	30	—	38
Actual return on plan assets	(99,658)	—	46,608	—
Benefits paid	(31,459)	(133)	(20,345)	(272)

Plan assets at fair value at end of period	$181,382	$—	$208,300	$—

Funded status of the plans
Accrued benefit costs and funded status of the plans	$(160,331)	$(8,600)	$(158,540)	$(8,928)

Accumulated benefit obligation	$331,114		$355,904

Weighted average assumptions used to determine benefit obligation
Discount rate	6.27%	6.30%	5.88%	5.95%
Salary rate	3.75%	—	3.25%	—
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	6.31%	6.35%	6.27%	6.30%
Expected rate of return on plan assets	8.5%	—	8.0%	—
Rate of compensation increase	3.5%	—	3.75%	—
Amounts in accumulated other comprehensive loss not yet recognized in net periodic benefit cost
Actuarial (gain) loss, net of tax	$71,689	$(264)	$69,178	$(588)
Prior service credits, net of tax	(1,040)	—	(932)	—

Total	$70,649	$(264)	$68,246	$(588)

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in the subsequent year
Actuarial loss	$—	$—	$(3,641)	$—
Prior service credits	172	—	172	—

Total	$172	$—	$(3,469)	$—

(1)	Employer contributions to the defined benefit retirement plan are reimbursed by our parent.

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

Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis. The discount rates reflect market rates for high-quality corporate bonds. We consider current market conditions, including changes in interest rates, in making assumptions. In establishing the expected return on assets assumption, we review the asset allocations considering plan maturity and develop return assumptions based on different asset classes. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments in the plan. Our pension plan assets are managed in accordance with an investment policy adopted by the pension committee, as discussed below.

Plan Assets. The investment policy of the Plan includes target allocation percentages of approximately 65% for investments in equity securities (49% U.S. equities and 16% non-U.S. equities) and 35% for investments in fixed income securities. There are restrictions on investment managers to prevent the concentration of investments in the securities of any one company or industry, the purchase of tax-exempt securities, direct investments in commodities and short sales and to impose other restrictions. Plan assets include investments in equity and bond funds, U.S. government securities funds and liquid reserve funds. The mutual funds in which the plans assets are invested are institutionally managed mutual funds with diversified exposures into multiple asset classes implemented with over 40 investment managers. The guidelines and objectives of the funds are congruent with the Intelsat investment policy statement.

The target and actual asset allocation of our pension plan assets was as follows:

	As of December 31, 2008		As of December 31, 2009
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Asset Category
Equity securities	65%	59%	65%	67%
Debt securities	35%	41%	35%	33%

Total	100%	100%	100%	100%

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of our pension plan assets by asset category are as follows (in thousands):

	Fair Value Measurements at December 31, 2008	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Active Markets for Identical Assets (Level 1)
Asset Category
Equity Securities
U.S. Large-Cap (1)	$69,404	$90,280
U.S. Small/Mid-Cap (2)	10,290	15,489
World Equity Ex-US (3)	27,831	33,606
Fixed Income Securities
Long Duration Bonds (4)	48,355	42,047
High Yield Bonds (5)	15,427	18,182
Emerging Market Fixed income (Non-US) (6)	9,665	8,345
Income earned but not yet received	410	351

Total	$181,382	$208,300

(1)	US large cap equity fund invests primarily in a portfolio of common stocks included in the S&P 500 Index, as well as other equity securities and derivative instruments whose value is derived from the performance of the S&P 500.
(2)	US small/mid cap equity fund invests primarily in a portfolio of common stocks included in the Russell 2500 Index.
(3)	World equity ex-US fund invests primarily in common stocks and other equity securities whose issuers comprise a broad range of capitalizations and are located outside of the U.S. The fund invests primarily in developed countries but may also invest in emerging markets.
(4)	Long duration bond fund seeks to duplicate the return characteristics of high quality corporate bonds with a duration range of 10-13 years. The fund’s investment strategy is designed to aid corporate pension plans with asset liability management in order to reduce funding status volatility caused by changes in interest rates.
(5)	High yield bond fund seeks to maximize return by investing primarily in a diversified portfolio of higher yielding, lower rated fixed income securities. The fund will invest primarily in securities rated below investment grade, including corporate bonds, convertible and preferred securities and zero coupon obligations.
(6)	Emerging markets debt fund seeks to maximize return investing in fixed income securities of emerging markets issuers. The fund will invest primarily in U.S. dollar denominated debt securities of government, government-related and corporate issuers in emerging market countries, as well as entities organized to restructure the outstanding debt of such issuers.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension benefit costs included the following components (in thousands):

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Service cost	$3,236	$217	$2,277	$2,774
Interest cost	17,758	1,621	18,569	20,706
Expected return on plan assets	(23,558)	(2,014)	(21,175)	(20,573)
Amortization of unrecognized prior service cost	(391)	(26)	—	(172)
Amortization of unrecognized net loss	—	18	—	—

Total benefit	(2,955)	(184)	(329)	2,735
Curtailment gain	(735)	—	—	(55)

Net periodic (benefit) costs after curtailment	$(3,690)	$(184)	$(329)	$2,680

We have accrued benefit costs at December 31, 2009 related to the pension benefits of $158.5 million, of which $0.6 million was recorded within other current liabilities and $157.9 million in other long-term liabilities, and accrued benefit costs at December 31, 2009 related to the other postretirement benefits of $8.9 million, of which $0.3 million was recorded in other current liabilities and $8.6 million was recorded in other long-term liabilities.

Net periodic other postretirement benefit costs included the following components (in thousands):

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Service cost	$953	$55	$552	$544
Interest cost	418	43	465	534
Amortization of unrecognized net gain	(78)	(18)	—	—
Curtailment gain	(80)	—	—	—

Total costs	$1,213	$80	$1,017	$1,078

The effect of the New Sponsors Acquisition and the allocation of the purchase price to the individual assets acquired and liabilities assumed resulted in an increase to the projected benefit obligation of $39.6 million. Additionally, all previously existing net gain or loss, prior service cost or credits recognized in accumulated other comprehensive loss were eliminated in purchase accounting (see Note 3—New Sponsors Acquisition.).

Depending upon our actual future health care claims, our actual costs may vary significantly from those projected above. As of both, December 31, 2008, and December 31, 2009 the assumed health care cost trend rate of 9.0%. This rate is assumed to decrease gradually to 5.0% by the year 2017 and to remain at that level of annual increase thereafter.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

	Pension Benefits	Other Post- retirement Benefits
2010	$23,410	$260
2011	22,403	345
2012	23,852	435
2013	23,873	542
2014	24,405	634
2015 to 2019	132,289	5,142

Total	$250,232	$7,358

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for certain of our employees in the United States. We recognized compensation expense for these plans of $7.8 million, $0.4 million, $6.9 million and $7.9 million for the predecessor year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 7    Receivables

Receivables were comprised of the following (in thousands):

	As of December 31, 2008	As of December 31, 2009
Service charges:
Billed	$46,185	$52,519
Unbilled	3,372	4,091
Other	1,618	6,189
Allowance for doubtful accounts	(5,647)	(4,378)

Total	$45,528	$58,421

Unbilled service charges represent amounts earned and accrued as receivables from customers for their usage of the Intelsat satellite system prior to the end of the period. Unbilled service charges are expected to be billed and collected within twelve months of the respective balance sheet date.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment

Satellites and other property and equipment were comprised of the following (in thousands):

	As of December 31, 2008	As of December 31, 2009
Satellites and launch vehicles	$2,495,231	$2,663,834
Information systems and ground segment	126,779	152,969
Buildings and other	94,318	100,421

Total cost	2,716,328	2,917,224
Less: accumulated depreciation	(263,443)	(524,227)

Total	$2,452,885	$2,392,997

Satellites and other property and equipment, net as of December 31, 2008 and 2009 included construction-in-progress of $194.1 million and $89.3 million, respectively. These amounts relate primarily to satellites under construction and related launch service costs. Interest costs of $33.3 million, $1.9 million, $15.4 million, and $15.3 million, were capitalized during the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. Carrying amounts as of December 31, 2009 reflect the fair value adjustments recorded in connection with the New Sponsors Acquisition (see Note 3—New Sponsors Acquisition).

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

(b) Satellite Launches

On November 23, 2009, we successfully launched our IS-14 satellite into orbit. This satellite replaces Intelsat 1R at 315º east longitude and serves programmers, government and corporate broadband customers in Latin America, Europe, and Africa. This satellite entered into service during December 2009.

(c) Satellite Health

Our satellite fleet is diversified by manufacturer and satellite type, and as a result, our fleet is generally healthy. We have experienced some technical problems with our current fleet but have been able to minimize the impact of these problems on our customers, our operations and our business in recent years. Many of these problems have been component failures and anomalies that have had little long-term impact to date on the overall transponder availability in our satellite fleet. All of our satellites have been designed to accommodate an anticipated rate of equipment failures with adequate redundancy to meet or exceed their orbital design lives, and to date, this redundancy design scheme has proven effective. After each anomaly we have generally restored services for our customers on the affected satellite, provided alternative capacity on other satellites in our fleet, or provided capacity that we purchased from other satellite operators.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have identified three types of common anomalies among the satellite models in our fleet, which have had an operational impact in the past and could, if they materialize, have an impact in the future. These are:

•	failure of the on-board spacecraft control processor (“SCP”) in Boeing 601 (“BSS 601”) satellites;

•	failure of the on-board XIPS used to maintain the in-orbit position of Boeing 601 High Power Series (“BSS 601 HP”) satellites; and

•	accelerated solar array degradation in early Boeing 702 (“BSS 702”) satellites.

SCP Failures. Many of our satellites use an on-board SCP to provide automatic on-board control of many operational functions. SCPs are a critical component in the operation of such satellites. Each such satellite has a backup SCP, which is available in the event of a failure of the primary SCP. Certain BSS 601 satellites have experienced SCP failures. The risk of SCP failure appears to decline as these satellites age.

As of December 31, 2009, we operated five BSS 601 satellites: HGS-3, which is utilized by a third-party, IS-2, IS-3R and IS-4, which had previously experienced primary SCP failure and was operating on its backup SCP. These satellites have been identified as having heightened susceptibility to the SCP problem. On February 1, 2010, the backup SCP on IS-4 failed, resulting in a loss of the spacecraft. IS-4 carried commercial traffic and operated in a secondary role. Its failure did not cause a significant interruption of our business or require replacement of a satellite. IS-2 and IS-3R have been in continuous operation since 1994 and 1996, respectively. Both primary and backup SCPs on these satellites are monitored regularly and remain fully functional. Accordingly, we believe it is unlikely that additional SCP failures will occur and we do not anticipate an interruption in business or early replacement of these satellites.

BSS 601 HP XIPS. The BSS 601 HP satellite uses XIPS as its primary propulsion system. There are two separate XIPS on each BSS 601 HP, each one of which is capable of maintaining the satellite in its orbital position. The satellite also has a completely independent bi-propellant propulsion system as a backup to the XIPS. As a result, the failure of a XIPS on a BSS 601 HP typically would have no effect on the satellite’s performance or its operating life. However, the failure of both XIPS would require the use of the backup bi-propellant propulsion system, which could result in a shorter operating life for the satellite depending on the amount of bi-propellant fuel remaining. XIPS failures do not typically result in a catastrophic failure of the satellite or affect the communications capability of the satellite.

As of December 31, 2009, we operated four BSS 601 HP satellites, IS-5, IS-9, 1S-10 and Galaxy 13/Horizons-1. IS-5 and Galaxy 13/Horizons-1 continue to have both XIPS available as their primary propulsion system. IS-9 and IS-10 have experienced the failure of both XIPS and are operating on their backup bi-propellant systems. These two satellites are expected to be replaced by 2012. Our BSS 601 HP satellites have available bi-propellant fuel for a range of approximately two and a half to eight years from December 31, 2009. No assurance can be given that we will not have further XIPS failures that result in shortened satellite lives. We have decommissioned three satellites that had experienced failure of both XIPS. IS-6B was replaced by IS-11 during the first quarter of 2008, Galaxy 10R was replaced by Galaxy 18 during the second quarter of 2008, and Galaxy 4R was decommissioned in March 2009.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we operated three BSS 702 satellites, two of which are affected by accelerated solar array degradation, Galaxy 11 and IS-1R. Service to customers has not been affected, and we expect that both of these satellites will continue to serve customers until we replace or supplement them with new satellites. Along with the manufacturer, we continually monitor the problem to determine its cause and its expected effect. Due to this continued degradation, Galaxy 11’s estimated end of service life is April 2015 and IS-1R’s estimated end of service life is February 2016. Both satellites are currently operating in secondary roles. The third BSS 702 satellite that we operated as of December 31, 2009, Galaxy 3C, was launched after the solar array anomaly was identified, and it has a substantially different solar array design intended to eliminate the problem. This satellite has been in service since September 2002 and has not experienced similar degradation problems.

Note 9    Investments

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC, and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. We have a 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying consolidated statements of operations and was income of $0.2 million, $0.02 million, $0.2 million and $0.2 million for the predecessor year ended December 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. The investment balance of $15.7 million and $12.6 million as of December 31, 2008 and 2009, respectively, was included within other assets in the accompanying consolidated balance sheets.

During the predecessor year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded expenses of $3.9 million, $0.3 million, $3.5 million and $3.8 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.6 million, $0.1 million, $0.6 million and $0.6 million during the predecessor year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $14.8 million, $1.1 million, $14.0 million and $14.9 million for the predecessor year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. The payable due to JSAT was $2.0 million and $1.8 million as of December 31, 2008 and 2009, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $130.4 million as of December 31, 2009, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying consolidated statements of operations and was income of $0.3 million for

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009. As of December 31, 2008 and 2009, the investment balance of $79.2 million and $75.3 million, respectively, and was included within other assets in the accompanying consolidated balance sheets. In connection with the New Sponsors Acquisition, there was no adjustment to the investment balance or the corresponding liability balance (see Note 3—New Sponsors Acquisition).

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $9.7 million and $12.2 million as of December 31, 2008 and 2009, respectively. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12. 2 million within accrued liabilities as of December 31, 2008 and 2009, and a liability of $61.0 million and $48.8 million within other long-term liabilities as of December 31, 2008 and 2009, respectively, in the accompanying consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We did not receive any revenue for these services during the predecessor year ended December 31, 2007 or the predecessor period January 1, 2008 to January 31, 2008. We recorded revenue for these services of $0.7 million and $0.8 million during the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. During the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded expenses of $6.9 million and $7.1 million in relation to the utilization of satellite capacity for the Horizons-2 satellite, respectively.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $5.3 million and $9.7 million for the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. The amount payable to JSAT was $0.7 million and $1.8 million as of December 31, 2008 and 2009, respectively.

Note 10    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2008	As of December 31, 2009
Goodwill	$3,340,169	$3,346,662
Trade name	21,970	21,970
Orbital locations	775,100	631,000

We account for goodwill and other intangible assets in accordance with FASB ASC 350. Under FASB ASC 350, we perform an annual goodwill impairment analysis during the fourth quarter of each year and whenever events and circumstances indicate that the carrying value may not be recoverable. The following is a discussion of our impairment analysis and methodology:

Goodwill. We follow a two-step process to evaluate if a potential impairment exists to our recorded amounts of goodwill and tradename. The first step of the process is to compare the reporting unit’s fair value to its

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value, including goodwill. In the event the carrying value of our reporting unit exceeds its fair value, goodwill is considered impaired and the second step is required. The second step requires us to calculate a hypothetical purchase allocation to compare the current implied fair value of the goodwill to the current carrying value of the goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value over the aggregate fair values of the individual assets, liabilities and identifiable intangibles, as if they were being acquired in a business combination. If the implied fair value of goodwill as described above exceeds recorded goodwill, there is no impairment. If the recorded goodwill exceeds the implied fair value, an impairment charge would be recorded for the excess. Furthermore, an impairment loss cannot exceed the amount of goodwill assigned to a reporting unit. After recognizing the impairment loss, the corresponding loss establishes a new basis in the goodwill. Subsequent reversals of goodwill impairment losses are not permitted under applicable accounting standards.

We determined the estimated fair value of our reporting unit using discounted cash flow analysis, along with independent source data related to comparative market multiples and, when available, recent transactions which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The discounted cash flows were derived from a five-year projection of revenues and expenses plus a residual value, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. The analysis, which was completed in the fourth quarter of 2009, did not result in an impairment of our goodwill intangible.

Trade name. We have implemented the relief from royalty method to determine the estimated fair value of the Intelsat trade name. The relief from royalty analysis is comprised of two major steps: i) a determination of the hypothetical royalty rate, and ii) the subsequent application of the royalty rate to projected revenue. In determining the hypothetical royalty rate utilized in the relief from royalty approach, we considered comparable license agreements, operating earnings benchmark rule of thumb, an excess earnings analysis to determine aggregate intangible asset earnings, and other qualitative factors which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. Based on our analysis, the fair value of the Intelsat trade name as of the fourth quarter of 2009 was not impaired.

Orbital Locations. We are authorized by governments to operate satellites at certain orbital locations—i.e., longitudinal coordinates along the Clarke Belt. The Clarke Belt is the part of space approximately 42,165 kilometers above the plane of the equator where geostationary orbit may be achieved. Various governments acquire rights to these orbital locations through filings made with the International Telecommunication Union (the “ITU”), a sub-organization of the United Nations. We will continue to have rights to operate at our orbital locations so long as we maintain our authorizations to do so.

We determined the estimated fair value of our right to operate at orbital locations using the build up method to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method did not generate positive value for the right to operate at an orbital location, but the right was expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations which are all considered Level 3 inputs within the fair value hierarchy under FASB ASC 820. The analysis, which was completed in the fourth quarter 2008, led to the recording of a non-cash impairment charge of $256.0 million.

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

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consisted of the following (in thousands):

	As of December 31, 2008			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(54,105)	$340,865	$394,970	$(107,135)	$287,835
Customer relationships	204,920	(1,160)	203,760	204,920	(4,840)	200,080

Total	$599,890	$(55,265)	$544,625	$599,890	$(111,975)	$487,915

Intangible assets are amortized based on the expected pattern of consumption. As of December 31, 2009, backlog and other and customer relationships had weighted-average useful lives of five years and sixteen years, respectively. We recorded amortization expense of $52.4 million, $4.4 million, $55.3 million and $56.7 million for the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively.

Scheduled amortization charges for the intangible assets over the next five years are as follows (in thousands):

Year	Amount
2010	$54,590
2011	46,440
2012	42,010
2013	40,950
2014	32,330

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for the year ended December 31, 2009 were immaterial to our results of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2008		As of December 31, 2009
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities due January 2014	$1,751,260	$1,320,450	$1,733,391	$1,630,427
Unamortized discount on Senior Secured Credit Facilities	(13,052)	—	(10,785)	—
Senior Secured Credit Facilities due July 2012	275,830	237,214	204,648	195,644
9% Senior Notes due August 2014	1,016	859	—	—
9.25% Senior Notes due August 2014	658,119	556,111	658,119	676,217
9% Senior Notes due January 2016	10	9	—	—
9.25% Senior Notes due June 2016	580,720	526,131	580,719	599,592
6.875% Secured Senior Debentures due January 2028	125,000	72,500	125,000	104,688
Unamortized discount on 6.875% Senior Secured Debentures	(24,882)	—	(24,369)	—

Total long-term debt	3,354,021	$2,713,274	3,266,723	$3,206,568

Less: current portion of long-term debt	89,051		89,051

Total long-term debt, excluding current portion	$3,264,970		$3,177,672

The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon composite pricing from a variety of sources, including market leading data providers, market makers, and leading brokerage firms. Substantially all of the inputs used to determine the fair value are classified as Level 1 inputs within the fair value hierarchy from FASB ASC 820 except our senior secured credit facilities, the inputs for which are classified as Level 2.

Required principal repayments of long-term debt, over the next five years and thereafter as of December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$89,051
2011	91,275
2012	77,929
2013	17,869
2014	2,320,034
2015 and thereafter	705,719

Total	$3,301,877

Description of Indebtedness

Senior Secured Credit Facilities

On January 25, 2008, we entered into Amendment No. 2 to the Intelsat Corp Amended and Restated Credit Agreement, which became effective upon the consummation of the New Sponsors Acquisition. On February 4, 2008, in connection with the New Sponsors Acquisition, we also executed a Joinder Agreement by and among

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No amounts were outstanding under the revolving credit facility as of December 31, 2009; however, $2.1 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.2 million at December 31, 2009. Under the terms of the credit agreements governing both Intelsat Sub Holdco’s senior secured credit facilities and our amended and restated senior credit facilities, the ability of each company to borrow under its respective revolving credit facility is subject to compliance by each company’s indirect parent, Intelsat S.A., under a senior secured debt covenant included in the indenture governing Intelsat S.A.’s outstanding senior notes. As a result, under certain circumstances, we may not be able to borrow up to the full amount of borrowing availability under its revolving credit facility if Intelsat Sub Holdco has certain amounts outstanding under its revolving credit facility.

The credit agreement governing the senior secured credit facilities and the indentures governing our outstanding notes described below contain a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured credit facilities also include a financial covenant that requires the borrower to maintain compliance with a Consolidated Secured Debt to Consolidated EBITDA Ratio (as defined in the Intelsat Corp Amended and Restated Credit Agreement) of less than or equal to 4.5 to 1.0. In addition, the senior secured credit facilities require that the borrower use a portion of the proceeds of certain asset sales, in excess of specified amounts, that are not reinvested in the business to repay indebtedness under such facilities. The credit agreement governing the senior secured credit facilities and the indentures governing our outstanding notes also include covenants (subject to a number of qualifications) restricting, among other things,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our ability and certain of our subsidiaries’ ability to pay dividends, or make redemptions, repurchases or distributions with respect to capital stock; make certain loans or investments; engage in mergers, acquisitions, asset sales and sale and lease-back transactions; and engage in transactions with affiliates.

9 1/4% Senior Notes due 2014

We had $658.1 million in aggregate principal amount of our 9 1/4% Senior Notes due 2014 (the “New Intelsat Corp 2014 Senior Notes”) outstanding at December 31, 2009.

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

9 1/4% Senior Notes due 2016

We had $580.7 million of our 9 1/4% Senior Notes due 2016 (the “Intelsat Corp 2016 Senior Notes”) outstanding at December 31, 2009.

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

The Intelsat Corp 2016 Senior Notes are senior unsecured obligations and rank equally with our other senior unsecured indebtedness.

6 7/8% Senior Secured Debentures due 2028

The 6 7/8% Senior Secured Debentures due 2028 (the “Intelsat Corp Senior Debentures”) were issued pursuant to an indenture, dated January 16, 1998. The Intelsat Corp Senior Debentures are limited to $125.0 million aggregate principal amount, all of which is presently outstanding. The indenture governing these securities contains limitations on our ability to incur liens and enter into sale and lease-back transactions. These debentures are secured equally and ratably with respect to certain pledged collateral under our senior secured credit facilities.

2008 and 2009 Debt Transactions

During 2008 and 2009, we engaged in a number of transactions relating to our debt, as summarized below.

New Sponsors Acquisition Financing

See Note 3—New Sponsors Acquisition for a description of the financing of this transaction.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2008 Debt Refinancings

On July 18, 2008, we repaid $658.1 million of borrowings under a backstop senior unsecured credit agreement due 2014 and $580.7 million of borrowings under a backstop senior unsecured credit agreement due 2016 with the proceeds of an offering of the New Intelsat Corp 2014 Senior Notes and the New Intelsat Corp 2016 Senior Notes described above.

2009 Debt Transactions

On July 31, 2009, we redeemed the approximately $1.0 million principal amount of our outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of our outstanding 9% Senior Notes due 2016.

Note 12 Derivative Instruments and Hedging Activities

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

As of December 31, 2009, we held interest rate swaps with an aggregate notional amount of $2.2 billion with maturities ranging from 2010 to 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis,

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we receive a floating rate of interest on a $1.9 billion notional amount equal to the three-month LIBOR and pay a fixed rate of interest. Additionally, on a $312.5 million notional amount, we receive a floating rate of interest equal to the one-month LIBOR plus a spread and pay a floating rate of interest equal to the three-month LIBOR.

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

All of these interest rate swaps were undesignated as of December 31, 2009. The swaps have been marked-to-market with any change in fair value recorded within (gains) losses on derivative financial instruments in our consolidated statements of operations.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of December 31, 2009 we recorded a non-cash credit valuation adjustment of approximately $0.4 million that reduced our derivative liabilities by $0.4 million.

As of December 31, 2008 and December 31, 2009, $1.7 million and $9.5 million was included in other current liabilities, respectively, and $91.0 million and $42.3 million was included in deferred credits and other long-term liabilities, respectively, within our consolidated balance sheets related to the interest rate swaps. On the interest rate reset date of December 10, 2009, the interest rate which the counterparties utilized to compute interest due to us was determined to be 0.25425%.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with disclosure requirements provided under FASB ASC Topic 815, Derivative and Hedging, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	December 31, 2009
Undesignated interest rate swaps (a)	Deferred credits and other long-term liabilities	$15,662	$57,941
Undesignated interest rate swaps	Other current liabilities	—	9,520

Total derivatives		$15,662	$67,461

(a)	The value of undesignated interest rate swaps on our consolidated balance sheet is net of $15.7 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statement of Operations	Year Ended December 31, 2009
Undesignated interest rate swaps	Losses on derivative financial instruments	$16,241

Note 13    Income Taxes

We are included in Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to FASB ASC 740.

The following table summarizes our total income (loss) before income taxes (in thousands):

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Domestic income (loss) before income taxes	$94,689	$(30,086)	$(243,166)	$45,434
Foreign income (loss) before income taxes	23,168	(6)	14,608	(4,190)

Total income (loss) before income taxes	$117,857	$(30,092)	$(228,558)	$41,244

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	January 1, 2008 to January 31, 2008	February 1, 2008 to January 31, 2008	Year Ended December 31, 2009
Taxes currently payable (receivable):
U.S. federal	$—	$16,439	$111,940	$(4,754)
Foreign	2,524	(50)	1,104	5,995
State and local	999	666	1,989	441

Total	3,523	17,055	115,033	1,682

Deferred tax liabilities (benefits):
U.S. federal	24,897	(26,476)	(196,749)	32,857
Foreign	13	(39)	(640)	(2,850)
State and local	(7,611)	(1,242)	(4,707)	(4,617)

Total	17,299	(27,757)	(202,096)	25,390

Total income tax provision (benefit)	$20,822	$(10,702)	$(87,063)	$27,072

The income tax provision (benefit) was different from the amount computed using the U.S. statutory income tax rate of 35% for the reasons set forth in the following table (in thousands):

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	January 1, 2008 to January 31, 2008	February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
Expected tax provision (benefit) at U.S. statutory income tax rate	$41,250	$(10,532)	$(79,995)	$14,436
U.S. state and local income taxes—net of federal income tax effect	788	575	(2,718)	(1,468)
Extraterritorial income exclusion tax benefit	(12,549)	(12,266)	(6,564)	(5,079)
Extraterritorial income exclusion tax expense (benefit)—prior period adjustment	(4,094)	—	—	—
Foreign income tax differential	1,912	—	2,035	2,540
Change in tax rate	(8,888)	—	—	8,905
Nondeductible Stock Compensation Expense	—	10,784	41	1,592
Changes in valuation allowance	—	—	—	1,852
Changes in tax reserves	—	—	—	7,102
Other	2,403	737	138	(2,808)

Total income tax provision (benefit)	$20,822	$(10,702)	$(87,063)	$27,072

The extraterritorial income exclusion benefit will be reduced in subsequent years because of changes to the federal tax law. We have certain contracts which may be grandfathered under the tax law.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax liability were as follows (in thousands):

	As of December 31, 2008	As of December 31, 2009
Deferred tax assets:
Accruals and advances	$4,529	$3,793
Performance incentives	44,707	44,097
Sales-type leases	26,120	20,895
Customer deposits	44,056	62,312
Debt issuance costs	13,624	8,360
Net operating loss carry forward	6,877	33,683
Capital loss carryforward	—	1,854
Interest rate swap	32,930	19,209
Accrued retirement benefits	20,203	21,762
Other	9,481	12,455

Total deferred tax assets	202,527	228,420

Deferred tax liabilities:
Satellites and other property and equipment	(246,276)	(278,316)
Amortizable intangible assets	(207,244)	(179,936)
Non-amortizable intangible assets	(283,992)	(240,960)
Launch options	(23,817)	—
Other	(11,319)	(20,640)

Total deferred tax liabilities	(772,648)	(719,852)

Valuation allowance	(850)	(35,394)

Total net deferred tax liabilities	$(570,971)	$(526,826)

As of December 31, 2008 and December 31, 2009, we had income taxes payable, excluding tax contingencies, of $2.2 million and $5.4 million, respectively.

As of December 31, 2008 and 2009, we provided $0.9 million and $35.4 million of valuation allowances against the deferred tax assets of certain subsidiaries, respectively. Other than this valuation allowance, we believe that it is more likely than not that we will fully utilize our deferred tax assets against reversing future taxable temporary differences and against the future taxable income earned by our subsidiaries in taxable jurisdictions. We have significant operations in taxable jurisdictions; principally the U.S. and U.K. Certain of the operations of these subsidiaries are controlled by various intercompany agreements which provide these subsidiaries with predictable operating profits. Other subsidiaries are subject to the risks of our overall business conditions which make their earnings less predictable. As of December 31, 2009, we had tax effected state and foreign tax net operating loss carryforwards of $32.8 million expiring between 2019 and 2029 and tax effected net operating loss carryforwards of $0.9 million having no expiration. All U.S. federal net operating loss carryforwards were utilized on our 2008 income tax return filed during 2009. We have presented an increase in the overall net operating loss carryforwards to reflect state loss carryforwards of $32.8 million that still exists after the use of the federal net operating losses, but for which we do not expect to be able to realize a future benefit. For this reason, a corresponding valuation allowance is included in the schedule above. This change in the presentation of state loss carryforwards has no impact on our consolidated balance sheets or statements of operations.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2008	2009
Balance at January 1	$20,809	$51,266
Increases related to current year tax positions	14,197	4,281
Increases related to prior year tax positions	17,530	3,615
Decreases related to prior year tax positions	(250)	(10,490)
Expiration of statute of limitations for the assessment of taxes	(525)	—
Decreases related to the settlement of tax positions	(495)	—

Balance at December 31	$51,266	$48,672

As of December 31, 2009, our gross unrecognized tax benefits were $48.6 million (including interest and penalties), of which $37.6 million if recognized, would affect our effective tax rate. As of December 31, 2008 and 2009, we had recorded reserves for interest and penalties of $1.6 million and $2.8 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit or review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

We believe it is reasonably possible that we will recognize a decrease in unrecognized tax benefits over the next twelve months related to the expiration of certain statutes of limitations or the conclusion of ongoing audits of up to $21.4 million.

During the third quarter of 2008, the Internal Revenue Service began an audit of us for the years ended December 31, 2005 and 2006. We expect the audit to be closed for the period under review in the next twelve months. At this point in time, it is too early to anticipate the probability of any adjustments.

Tax Contingency

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on or prior to the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2008 and 2009, we recorded tax indemnification receivables of $5.9 million and $2.3 million, respectively.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14    Restructuring and Transaction Costs

Our restructuring and transaction costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat Holdco subsequent to consummation of the Intelsat Acquisition Transactions as well as transaction-related expenses incurred in connection with the New Sponsors Acquisition.

(a) Facilities Restructuring Plan

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $5.5 million and $2.9 million as of December 31, 2008 and 2009, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our consolidated balance sheets. We expect to pay $1.9 million within the next 12 months in connection with the facilities restructuring plan.

(b) Workforce Restructuring Plan

As part of the consolidation and integration associated with the Intelsat Acquisition Transactions, we approved a workforce restructuring plan. This plan provided for the relocation and/or severance of employees due to planned facility closures. This workforce reduction covered approximately 240 employees. The remainder of the workforce restructuring liability of $0.4 million at December 31, 2008 was paid in June 2009. No remaining liability existed as of December 31, 2009.

The following table summarizes the recorded accruals which are included in accounts payable and accrued liabilities, employee related liabilities, and other long-term liabilities in the accompanying consolidated balance sheets, and activity related to the facilities restructuring and workforce restructuring (in millions):

	Facilities Restructuring Plans	Workforce Restructuring Plan	Total
Predecessor entity
Balance at December 31, 2007	$6.3	$6.3	$12.6
Net cash payments	(0.1)	(3.0)	(3.1)

Balance at January 31, 2008	6.2	3.3	9.5

Fair value adjustments	$(0.6)	$—	$(0.6)

Successor entity
Balance at February 1, 2008	$5.6	$3.3	$8.9
Restructuring charges	1.9	—	1.9
Net cash payments	(2.0)	(2.9)	(4.9)

Balance at December 31, 2008	$5.5	$0.4	$5.9
Other adjustments	(0.8)	—	(0.8)
Net cash payments	(1.8)	(0.4)	(2.2)

Balance at December 31, 2009	$2.9	$—	$2.9

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional charges related to the facilities restructuring plan or the workforce restructuring plan are expected to be incurred.

Note 15    Contractual Commitments

In the further development and operation of our commercial global communications satellite system, significant additional expenditures are anticipated. In connection with these and other expenditures, we have assumed a significant amount of long-term debt, as described in Note 11—Long-Term Debt. In addition to these debt and related interest obligations, we have expenditures represented by other contractual commitments. The additional expenditures as of December 31, 2009 and the expected year of payment are as follows (in thousands):

	Satellite Construction and Launch Obligations	Satellite Performance Incentive Obligations	Horizons Contribution Obligations (1)	Operating Leases		Customer and Vendor Contracts	Total
2010	$159,782	$23,786	$13,556	$2,571		$33,783	$233,478
2011	56,549	18,343	13,083	1,381		5,470	94,826
2012	5,850	18,002	13,012	592		3,656	41,112
2013	5,097	16,971	12,881	132		1,260	36,341
2014	5,097	15,723	12,684	3		625	34,132
2015 and thereafter	61,190	80,830	—	(104	)(2)	589	142,505

Total contractual commitments	$293,565	$173,655	$65,216	$4,575		$45,383	$582,394

(1)	See Note 9—Investments.
(2)	In 2015 and thereafter, the total of our sublease income (see (c) Operating Leases) on leased facilities will exceed our operating lease commitments.

(a) Satellite Construction and Launch Obligations

As of December 31, 2009, we had $293.6 million of expenditures remaining under our existing satellite construction and launch contracts. Satellite launch and in-orbit insurance contracts related to future satellites to be launched are cancelable up to thirty days prior to the satellite’s launch. As of December 31, 2009, we did not have any non-cancelable commitments related to existing in-orbit insurance contracts for satellites to be launched.

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

(b) Satellite Performance Incentive Obligations

Satellite construction contracts also typically require that we make progress payments during the period of the satellite’s construction and orbital incentive payments (plus interest as defined in each agreement with the satellite manufacturer) over the orbital life of the satellite. The incentive obligations may be subject to reduction

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or refund if the satellite fails to meet specific technical operating standards. As of December 31, 2008 and 2009, we had $119.9 million and $120.3 million, respectively, recorded in relation to satellite performance incentive obligations, excluding future interest payments.

(c) Operating Leases

We have commitments for operating leases primarily relating to equipment and our former executive office facilities in Wilton, Connecticut. These leases contain escalation provisions for increases. As of December 31, 2009, the total obligation related to operating leases, net of $3.9 million aggregate sublease income on leased facilities, was $4.6 million. Sublease income is included in other expense, net in the accompanying consolidated statements of operations.

Total rent expense for the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, was $2.8 million, $0.1 million, $2.8 million and $1.4 million, respectively.

(d) Customer and Vendor Contracts

We have contracts with certain customers which require us to provide equipment, services and other support during the term of the related contracts. We also have long-term contractual obligations with service providers primarily for the operation of certain of our satellites. As of December 31, 2009, we had commitments under these customer and vendor contracts which totaled approximately $45.4 million related to the provision of equipment, services and other support.

Note 16    Contingencies

(a) Insurance

As of December 31, 2009, the majority of our satellites were uninsured. Of the insured satellites, one was covered by an insurance policy with substantial exclusions or exceptions to coverage for failures of specific components identified by the underwriters as at risk for possible failure (“Significant Exclusion Policies”). The Significant Exclusion Policies reduce the probability of an insurance recovery in the event of a loss on this satellite. Galaxy 13/Horizons-1, which was placed in service in January 2004 and is insured by a policy with an exclusion for XIPS related anomalies, continues to have XIPS available as its primary propulsion system. It also has a bi-propellent fuel system currently in use, with sufficient bi-propellant fuel to maintain station-kept orbit until approximately 2016.

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

Note 17    Business and Geographic Segment Information

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

The geographic distribution of our revenue was as follows:

	Predecessor Entity		Successor Entity
	Year Ended December 31, 2007	Period January 1, 2008 to January 31, 2008	Period February 1, 2008 to December 31, 2008	Year Ended December 31, 2009
North America	68%	78%	66%	70%
Latin America and Caribbean	12%	9%	14%	11%
Africa and Middle East	8%	6%	8%	8%
Asia Pacific	7%	4%	7%	7%
Europe	5%	3%	5%	4%

Approximately 16%, 18%, 12% and 11% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively. The ten largest customers accounted for approximately 49%, 50%, 43% and 43% of our transponder services, satellite-related services and other revenue for the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, respectively.

Our revenues were derived from the following services (in thousands, except percentages):

	Predecessor Entity				Successor Entity
	Year Ended December 31, 2007		Period January 1, 2008 to January 31, 2008		Period February 1, 2008 to December 31, 2008		Year Ended December 31, 2009
Transponder services	$739,029	71%	$64,406	53%	$668,151	67%	$710,271	63%
Managed services	49,069	5%	4,437	4%	53,791	6%	64,911	6%
Off-network services and other	37,089	3%	2,183	2%	41,913	4%	75,332	6%

Subtotal	825,187	79%	71,026	59%	763,855	77%	850,514	75%
Revenue from affiliates	215,010	21%	51,021	41%	232,838	23%	277,622	25%

Total	$1,040,197	100%	$122,047	100%	$996,693	100%	$1,128,136	100%

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18    Related Party Transactions

(a) Shareholders Agreements and Ownership of Intelsat Global by Management

The shareholders of Intelsat Global, including recipients of restricted share awards of Intelsat Global, entered into a shareholders agreement on February 4, 2008. The shareholders agreement and the consolidated articles of incorporation of Intelsat Global provide, among other things, for the governance of Intelsat Global and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global’s share capital with respect to shares held by such holders.

Certain directors, officers and key employees of Intelsat Corp and its subsidiaries hold restricted shares and SCAs of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees of Intelsat Corp and its subsidiaries under the 2008 Share Plan (see Note 5(a)—2005 Share Plan and Note 5(b)—2008 Share Plan). In May 2009, certain of our executive officers also purchased shares of Intelsat Global.

(b) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into the MISA pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded revenue of $78.4 million, $6.9 million, $104.6 million and $151.8 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recorded revenue of $136.6 million, $44.1 million, $128.2 million and $125.8 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recognized $15.6 million, $2.3 million, $49.1 million and $79.7 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the year ended December 31, 2007, the predecessor period January 1, 2008 to January 31, 2008, the successor period February 1, 2008 to December 31, 2008 and the year ended December 31, 2009, we recognized $58.5 million, $4.6 million, $45.4 million and $40.5 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2008 and 2009, we had a net receivable of $116.6 million and a net receivable of $132.3 million from subsidiaries of Intelsat Holdings, respectively.

(c) Sponsor and Executive Investments

Apollo Management V, L.P., one of our former sponsors, is the indirect controlling stockholder of Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”). HNS is one of our largest network services

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. We recorded $85.8 million and $6.7 million of revenue during the year ended December 31, 2007 and the predecessor period January 1, 2008 to January 31, 2008, respectively, for satellite capacity and other services provided to HNS. The receivable outstanding from HNS as of December 31, 2007 was $9.5 million. Two members of Intelsat S.A.’s board of directors prior to the New Sponsors Acquisition, Messrs. Africk and Stone, served on the board of directors of Hughes Communications, Inc. and the board of managers of HNS.

During 2008, affiliates or associates of funds and investment vehicles advised or controlled by one of the New Sponsors, Silver Lake, purchased $90.9 million of Intelsat Luxembourg 11.25% Senior Notes due 2017 (the “2017 Senior Notes”) and affiliates or associates of funds and investment vehicles advised or controlled by another of the New Sponsors, BC Partners, also purchased $90.9 million of the 2017 Senior Notes.

Also during 2008, an entity associated with funds and investment vehicles advised or controlled by Silver Lake purchased a further $100.0 million of the 2017 Senior Notes and $650.0 million original principal amount of the Intelsat Luxembourg’s 11 1/2%/12 1/2% Senior PIK Election Notes due 2017. Mr. Svider, Chairman of the board of directors of Intelsat, Ltd., Mr. McGlade, our Chief Executive Officer and Chairman of our board of directors, and a trust of which Mr. Spector, our Executive Vice President and General Counsel, is the beneficiary, invested $3.8 million, $2.5 million and $0.6 million, respectively, as limited partners in the entity through which the notes were purchased.

(d) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 9—Investments).

(e) Launch Vehicle Sales

On May 15, 2009, we entered into an agreement with Intelsat LLC, an indirect wholly-owned subsidiary of Intelsat S.A., whereby Intelsat LLC assigned its rights under a launch services contract for the launch of one satellite to us in exchange for $96.8 million in cash and assumption of the remaining payment obligations by us. Additionally, under the agreement, we assigned our rights under launch services contracts for the launch of two satellites to Intelsat LLC in exchange for a combined price of $128.4 million in cash and the assumption of the remaining payment obligations by Intelsat LLC. In connection with these transactions, we recorded a loss of $6.5 million, which is included within operating expenses in our consolidated statement of operations for the year ended December 31, 2009.

(f) Purchase of Ground Assets

On August 7, 2009, we entered into an agreement with Intelsat LLC whereby Intelsat LLC sold certain ground assets to us for $2.0 million.

Note 19    Dividends

On June 8, 2007 and December 12, 2007, our board of directors declared dividends to Intelsat Holding Corporation of $4.7 million and $60.6 million, which were paid in June and December 2007, respectively.

On June 12, 2008 our board of directors declared dividends to Intelsat Holding Corporation of approximately $65.7 million, which were paid on June 13, 2008. On December 10, 2008, our board of directors declared dividends to Intelsat Holding Corporation of approximately $177.2 million, $164.7 million of which were paid in cash on December 11, 2008 and the remainder of which were used to satisfy an intercompany loan.

INTELSAT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 14, 2009 and December 11, 2009 our board of directors declared dividends to Intelsat Holding Corporation of $71.6 million and $71.6 million, which were paid in cash on June 12, 2009 and December 14, 2009, respectively.

Note 20    Quarterly Results of Operations (unaudited)

The summary financial information below includes the predecessor entity for periods prior to the Intelsat Acquisition Transactions and the successor entity for periods following the Intelsat Acquisition Transactions (in thousands).

2008

	Predecessor Entity	Successor Entity
	Period January 1 to January 31	Period February 1 to March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
Revenue	$122,047	$175,916	$269,734	$272,841	$278,202
Income (loss) from operations	(9,037)	42,354	149,255	70,964	(274,023)
Net income (loss)	(19,390)	3,282	62,023	10,292	(217,092)

2009

	Successor Entity
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenue	$284,277	$300,564	$268,923	$274,372
Income (loss) from operations	(55,412)	109,744	76,202	92,195
Net income (loss)	(67,307)	41,161	19,743	20,576

Our quarterly revenue and operating income are generally not impacted by seasonality since customer contracts for satellite utilization are generally long-term. The quarterly results for the predecessor period January 1, 2008 to January 31, 2008 reflect the transaction costs impact of $62.7 million directly related to the New Sponsors Acquisition Transactions. The quarter ended June 30, 2008 includes a $58.1 gain on derivative financial instruments. The quarter ended December 31, 2008 includes $256.0 million related to the impairment of our rights to operate at orbital locations.

The quarter ended March 31, 2009 includes $144.1 million related to the impairment of our rights to operate at orbital locations. The quarter ended June 30, 2009 includes a $13.0 million gain on derivative financial instruments.

Note 21    Subsequent Events

On February 1, 2010 our IS-4 satellite experienced an anomaly. The anomaly has caused this satellite to be deemed unrecoverable, which we expect will result in a net non-cash impairment charge in February 2010 of $6.5 million to write off the value of the IS-4 satellite, which was not insured, and related deferred performance incentive obligations. We are working with the satellite’s manufacturer to determine the cause of the anomaly. Launched in 1995, IS-4 was expected to reach its end of service life later this year. The IS-4 had previously experienced the failure of its SCP and was operating on its backup SCP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Adjustments (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2007:
Allowance for doubtful accounts	$5,506	$6,560	$—	$(2,260)	$—	$9,806
Allowance for customer credits	$1,159	$—	$(1,159)	$—	$—	$—
Reserve for operating leases	$194	$(31)	$—	$—	$—	$163
Restructuring reserves	$25,785	$8,776	$591	$(22,662)	$—	$12,490

Predecessor period January 1, 2008 to January 31, 2008:
Allowance for doubtful accounts	$9,806	$4,458	$—	$(11)	$—	$14,253
Reserve for operating leases	$163	$(3)	$—	$—	$—	$160
Restructuring reserves	$12,490	$(8)	$—	$(3,116)	$—	$9,366

Fair value adjustments to restructuring reserve	$—	$—	$—	$—	$(576)	$(576)

Successor period February 1, 2008 to December 31, 2008:
Allowance for doubtful accounts	$14,253	$(4,849)	$—	$(3,757)	$—	$5,647
Reserve for operating leases	$160	$(28)	$—	$—	$—	$132
Restructuring reserves	$8,790	$1,963	$—	$(4,823)	$—	$5,930

Year ended December 31, 2009:
Allowance for doubtful accounts	$5,647	$912	$—	$(2,181)	$—	$4,378
Reserve for operating leases	$132	$(31)	$—	$—	$—	$101
Restructuring reserves	$5,930	$(802)	$—	$(2,172)	$—	$2,956

(1)	Adjustments reflect changes in allocation of the purchase price and fair value adjustments recorded or additional liabilities established in connection with the Intelsat Acquisition Transactions and the New Sponsors Acquisition Transactions.

S-1

Exhibit Index

Exhibit No.	Document Description
2.1	Share Purchase Agreement, dated as of June 19, 2007, by and among Intelsat Holdings, Ltd., Serafina Holdings Limited, Serafina Acquisition Limited and certain shareholders of Intelsat Holdings, Ltd. (incorporated by reference to Exhibit 99.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on June 25, 2007).

2.2	Merger Agreement, dated as of August 28, 2005, by and among Intelsat (Bermuda), Ltd., Proton Acquisition Corporation and PanAmSat Holding Corporation (incorporated by reference to Exhibit 2.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on August 30, 2005).

3.1	Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.2	Bylaws of Intelsat Corporation (incorporated herein by reference to Exhibit 3.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

3.3	Certificate of Amendment of Certificate of Incorporation of Intelsat Corporation (incorporated by reference to Exhibit 3.1 of Intelsat Corporation’s Current Report on Form 8-K,
File No. 000-22531, filed on July 10, 2006).

3.4	Amended and Restated Bylaws of Intelsat Corporation (incorporated by reference to Exhibit 3.4 of Intelsat Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007,
File No. 000-22531, filed on March 21, 2008).

4.1	Indenture, dated August 20, 2004, among PanAmSat Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.2	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank Of New York (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.3	Exchange and Registration Rights Agreement, dated August 20, 2004, by and among PanAmSat Corporation, the Guarantors named therein and Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as representatives of the several purchasers named therein (incorporated herein by reference to Exhibit 4.2 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 000-22531, filed on November 15, 2004).

4.4	Indenture, dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation), the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Intelsat Holding Corporation’s Report on Form 8-K, file No. 001-32456, filed on July 10, 2006).

4.5	Supplemental Indenture, dated as of January 25, 2007, among PanAmSat Satellite Galaxy 16, Inc., Intelsat Corporation, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Intelsat Corporation’s Registration Statement on Form S-4, File No. 333-140219, filed on January 25, 2007).

4.6	Form of Original 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

Exhibit No.	Document Description
4.7	Form of 9% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1. of Intelsat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, File No. 000-22531, filed on November 17, 2006).

4.8	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation, the guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

4.9	Third Supplemental Indenture for the 9% Senior Notes due 2016, dated as of January 17, 2008, among Intelsat Satellite IS 11, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.6 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q, File No. 000-50262, filed on May 15, 2008).

4.10	Indenture for the 9 1/4% Senior Notes due 2014, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.1 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.11	Indenture for the 9 1/4% Senior Notes due 2016, dated as of July 18, 2008, by and among Intelsat Corporation, as Issuer, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as Trustee (including the forms of Notes) (incorporated by reference to Exhibit 4.2 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.12	Registration Rights Agreement, dated as of July 18, 2008, among Intelsat Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC as Representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Intelsat Corporation’s Report on Form 8-K, File No. 0-22531, filed on July 22, 2008).

4.13	Fourth Supplemental Indenture for the 9% Senior Notes due 2016, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.14	Supplemental Indenture for the 9% Senior Notes due 2014, dated as of July 15, 2008, among Intelsat Satellite Galaxy 18, Inc., Intelsat Corporation, the other Guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 of Intelsat, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, File No. 000-50262, filed on November 13, 2008).

4.15	Supplemental Indenture for the 9 1/4% Senior Notes due 2014, dated July 20, 2009, among Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

4.16	Supplemental Indenture for the 9 1/4% Senior Notes due 2016, dated July 20, 2009, among Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 99.2 to Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on July 23, 2009).

4.17	Supplemental Indenture for the 9 1/4% Senior Notes due 2016, dated as of December 14, 2009, among Intelsat Satellite IS 14, Inc., Intelsat Corporation, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.49 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009,
File No. 000-22531, filed on March 9, 2010).

Exhibit No.	Document Description
4.18	Supplemental Indenture for the 9 1/4% Senior Notes due 2014, dated as of December 14, 2009, among Intelsat Satellite IS 14, Inc., Intelsat Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.50 of Intelsat S.A.’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 000-22531, filed on March 9, 2010).

10.1	Credit Agreement dated as of August 20, 2004, among PanAmSat Corporation, the lending institutions from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Bookrunner, Credit Suisse First Boston, acting through its Cayman Islands branch, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and Bear, Stearns & Co. Inc., Lehman Brothers Inc. and Bank of America, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of PanAmSat Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004,
File No. 000-22531, filed on November 15, 2004).

10.2	Fourth Amended and Restated PanAmSat Holding Corporation and Subsidiaries Long-Term Stock Incentive Plan Established in 1997, initially adopted by the stockholders of PanAmSat Corporation on May 4, 1998 and assumed by PanAmSat Holding Corporation on October 14, 2004 (incorporated herein by reference to Exhibit 10.23 of PanAmSat Holding Corporation’s Registration Statement on Form S-4, File No. 333-121423, as filed on November 19, 2004).

10.4	Credit Agreement, dated as of August 20, 2004, as amended and restated as of March 22, 2005, as further amended and restated as of July 3, 2006, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.2 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.5	Amendment Agreement (relating to Credit Agreement), dated as of July 3, 2006, by and among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Holding Corporation’s Report on Form 8-K, File No. 001-32456, filed on July 10, 2006).

10.6	Amendment No. 1 to Credit Agreement, dated as of January 19, 2007, among Intelsat Corporation (formerly known as PanAmSat Corporation) and the other parties named therein (incorporated by reference to Exhibit 10.1 of Intelsat Corporation’s Report on Form 8-K, File No. 001-22531, filed on January 25, 2007).

10.7	Amendment No. 2 to Credit Agreement and Appointment of Administrative Agent, dated as of January 25, 2008, among Intelsat Corporation, the lenders party thereto, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and as agent for the secured parties, and Credit Suisse, Cayman Islands Branch, as successor administrative agent (incorporated by reference to Exhibit 10.2 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.8	Joinder Agreement, dated as of February 4, 2008, among Intelsat Corporation, Credit Suisse, Cayman Islands Branch, and the lenders a party thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on February 8, 2008).

10.9	9 1/4% $658,119,030 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corp, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.3 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

Exhibit No.	Document Description
10.10	9 1/4% $580,719,700 Senior Unsecured Credit Agreement, dated May 2, 2008, by and among Intelsat Corporation, as the Borrower, the several lenders from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, and the other parties thereto (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 6, 2008).

10.11	Intelsat Global, Ltd. 2008 Share Incentive Plan (incorporated by reference to Exhibit 10.1 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.12	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.4 of Intelsat, Ltd.’s Report on
Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.13	Class A Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.5 of Intelsat, Ltd.’s Report on
Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.14	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.9 of Intelsat, Ltd.’s Report on
Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.15	Class B Restricted Share Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.10 of Intelsat, Ltd.’s Report on
Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.16	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.18 of Intelsat, Ltd.’s Report on Form 8-K,
File No. 000-50262, filed on May 12, 2009).

10.17	Option Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.19 of Intelsat, Ltd.’s Report on Form 8-K,
File No. 000-50262, filed on May 12, 2009).

10.18	Form of Management Class B Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.20 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.19	Form of Management Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.21 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.20	Form of Management Class A Restricted Share Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.22 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.21	Form of Share Option Agreement, dated May 8, 2009 (incorporated by reference to Exhibit 10.23 of Intelsat, Ltd.’s Report on Form 8-K, File No. 000-50262, filed on May 12, 2009).

10.22	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Stephen Spengler (incorporated by reference to Exhibit 10.27 of Intelsat, Ltd.’s Report on Form 8-K,
File No. 000-50262, filed on May 12, 2009).

10.23	Severance Agreement, dated May 8, 2009, between Intelsat Global, Ltd. and Thierry Guillemin (incorporated by reference to Exhibit 10.28 of Intelsat, Ltd.’s Report on Form 8-K,
File No. 000-50262, filed on May 12, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

Exhibit No.	Document Description
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.