Form 10-Q
period 2010-03-31
Intelsat CORP
filed 2010-05-12
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

N/A

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

As of May 10, 2010, an aggregate of 548 shares of our common stock, par value $0.01 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, and its subsidiaries, (2) the term “Intelsat Acquisition Transactions” refers to the acquisition of Intelsat Holding Corporation by Intelsat (Bermuda), Ltd. on July 3, 2006 and related transactions, (3) the term “Intelsat” refers to Intelsat S.A., our indirect parent company, and its subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (4) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (5) the term “Serafina” refers to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (6) the term “Intelsat Holdings” refers to Intelsat S.A.’s parent, Intelsat Holdings S.A., (7) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s direct wholly-owned subsidiary, and (11) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions.

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

The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements speak only as of the date of this Quarterly Report and are not guarantees of future performance or results and are subject to risks, uncertainties and other factors, many of which are outside of our control. These factors could cause actual results or developments to differ materially from the expectations expressed or implied in the forward-looking statements and include known and unknown risks. Known risks include, among others, the risks discussed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, the political, economic and legal conditions in the markets we are targeting for communications services or in which we operate and other risks and uncertainties inherent in the telecommunications business in general and the satellite communications business in particular.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,705	$196,449
Receivables, net of allowance of $4,378 in 2009 and $3,054 in 2010	58,421	53,498
Due from affiliates	132,335	121,361
Deferred income taxes	39,133	39,031
Prepaid expenses and other current assets	16,466	14,351

Total current assets	363,060	424,690
Satellites and other property and equipment, net	2,392,997	2,376,191
Goodwill	3,346,662	3,346,662
Non-amortizable intangible assets	652,970	652,970
Amortizable intangible assets, net	487,915	474,267
Deferred charges and other assets, net	160,088	157,471

Total assets	$7,403,692	$7,432,251

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,424	$54,662
Taxes payable	5,443	2,192
Employee related liabilities	36,523	18,008
Accrued interest payable	33,454	30,130
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	14,709	12,152
Deferred revenue	9,663	21,682
Other current liabilities	14,785	10,387

Total current liabilities	243,052	238,264
Long-term debt, net of current portion	3,177,672	3,156,135
Deferred satellite performance incentives, net of current portion	105,573	103,021
Deferred revenue, net of current portion	62,473	94,331
Deferred income taxes	566,189	564,821
Accrued retirement benefits	166,651	165,556
Deferred credits and other long-term liabilities	353,615	361,606

Commitments and contingencies (Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2009 and March 31, 2010	—	—
Paid-in capital	2,989,891	2,988,002
Accumulated deficit	(192,626)	(175,161)
Accumulated other comprehensive loss	(68,798)	(66,241)

Total Intelsat Corporation shareholder’s equity	2,728,467	2,746,600
Noncontrolling interest	—	1,917

Total liabilities and shareholder’s equity	$7,403,692	$7,432,251

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Revenue:
Transponder services, satellite-related services and other	$222,443	$201,181
Revenue from affiliates	61,834	74,416

Total revenue	284,277	275,597

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	51,036	34,329
Costs from affiliates	28,584	34,462
Selling, general and administrative	23,937	22,662
Depreciation and amortization	86,818	86,204
Impairment of asset value	144,100	6,538
Losses on derivative financial instruments	5,214	13,868

Total operating expenses	339,689	198,063

Income (loss) from operations	(55,412)	77,534
Interest expense, net	51,920	46,301
Other income, net	521	659

Income (loss) before income taxes	(106,811)	31,892
Provision for (benefit from) income taxes	(39,504)	12,067

Net income (loss)	(67,307)	19,825
Net loss attributable to noncontrolling interest	—	4

Net income (loss) attributable to Intelsat Corporation	$(67,307)	$19,829

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(67,307)	$19,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,818	86,204
Impairment of asset value	144,100	6,538
Provision for doubtful accounts	279	(296)
Foreign currency transaction loss	227	35
Deferred income taxes	(52,773)	(1,690)
(Gain) loss on disposal of assets	(41)	8
Share-based compensation expense	451	(1,888)
Amortization of discount and issuance costs	2,795	2,669
Unrealized gains on derivative financial instruments	(4,968)	(2,710)
Other non-cash items	(159)	743
Changes in operating assets and liabilities:
Receivables	(8,768)	3,717
Prepaid expenses and other assets	5,926	1,991
Accounts payable and accrued liabilities	(36,746)	(21,773)
Due from affiliates	(7,174)	9,059
Accrued retirement benefits	841	(1,096)
Deferred gains and revenue	420	43,877
Other long-term liabilities	14,700	10,860

Net cash provided by operating activities	78,621	156,073

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(16,684)	(49,284)
Proceeds from sale of other property and equipment	294	—
Capital contribution to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	1,187	4,896

Net cash used in investing activities	(21,308)	(50,493)

Cash flows from financing activities:
Repayments of long-term debt	(22,263)	(22,263)
Principal payments on deferred satellite performance incentives	(3,857)	(3,538)

Net cash used in financing activities	(26,120)	(25,801)

Effect of exchange rate changes on cash and cash equivalents	(227)	(35)

Net change in cash and cash equivalents	30,966	79,744
Cash and cash equivalents, beginning of period	52,259	116,705

Cash and cash equivalents, end of period	$83,225	$196,449

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$66,877	$45,790
Income taxes paid, net	2,448	800
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,167	$20,644

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation and its subsidiaries (“Intelsat Corp,” “PanAmSat Corporation,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC” or the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission. The term “Intelsat” refers to Intelsat S.A., our indirect parent company, and its currently existing subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006 referred to as the Intelsat Acquisition Transactions. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corp” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On December 15, 2009, Intelsat, Ltd., our indirect parent, and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, Intelsat’s headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is now known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is now known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is now known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is now known as Intelsat S.A., Intelsat (Bermuda), Ltd., a wholly-owned indirect subsidiary of Intelsat Holdings, is now known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is now known as Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company, Ltd. is now known as Intelsat Intermediate Holding Company S.A. and Intelsat Subsidiary Holding Company, Ltd. is now known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Examples of estimates include the allowance for doubtful accounts, pension and postretirement benefits, the fair value of our derivative instruments, the fair value of share-based and other compensation awards, income taxes, useful lives of satellites, intangible assets and other property and equipment, the recoverability of goodwill and the fair value of non-amortizable intangible assets. Changes in such estimates may affect amounts reported in future periods.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate VSOE or TPE for the undelivered items (primarily capacity). The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statement of operations for the three months ended March 31, 2010 and is not expected to significantly impact future periods.

Note 2    Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value and provides for certain required disclosures about fair value measurements. The guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

The following table presents assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

Description	As of December 31, 2009	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,749	$5,749	$—
Undesignated interest rate swap	15,662	—	15,662

Total assets	$21,411	$5,749	$15,662

Liabilities
Undesignated interest rate swap	$67,461	$—	$67,461

Total liabilities	$67,461	$—	$67,461

		Fair Value Measurements at March 31, 2010
Description	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,881	$5,881	$—
Undesignated interest rate swap	21,775	—	21,775

Total assets	$27,656	$5,881	$21,775

Liabilities
Undesignated interest rate swap	$69,297	$—	$69,297

Total liabilities	$69,297	$—	$69,297

(1)	The cost basis of our available-for-sale marketable securities was $6.7 million at December 31, 2009 and $6.6 million at March 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

Note 3    Share-Based and Other Compensation Plans

We maintain a variety of equity-based awards issued under the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”), which was adopted by the board of directors of Intelsat Global on May 6, 2009. The 2008 Incentive Plan provides for a variety of equity-based awards with respect to Class A common shares of Intelsat Global (the “Class A Shares”), and Class B common shares of Intelsat Global (the “Class B Shares” and, together with the Class A Shares, the “Common Shares”), including non-qualified share options, incentive share options (within the meaning of Section 422 of the United States Internal Revenue

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Service Tax Code), restricted share awards, restricted share unit awards, share appreciation rights, phantom share awards and performance-based awards. There were no new equity-based awards granted by Intelsat Global during the three months ended March 31, 2010.

During the three months ended March 31, 2010, we cancelled 3,825 Class A rollover options in return for cash and we repurchased 1,797 vested Class B Shares. Additionally, during the three months ended March 31, 2009 and 2010, we recorded compensation expense of $0.5 million and $0.2 million, respectively, related to our Class A rollover shares. We also recognized compensation expense of $0.1 million for Class A rollover options and a credit of $2.1 million for Class B Shares during the three months ended March 31, 2010.

Note 4    Retirement Plans and Other Retiree Benefits

(a) Pension and Other Postretirement Benefits

We maintain a noncontributory defined benefit retirement plan covering substantially all of our employees hired prior to July 19, 2001. The cost of providing benefits to eligible participants under the defined benefit retirement plan is calculated using the plan’s benefit formulas, which take into account the participants’ remuneration, dates of hire, years of eligible service, and certain actuarial assumptions. In addition, as part of the overall medical plan, we provide postretirement medical benefits to certain current retirees who meet the criteria under the medical plan for postretirement benefit eligibility.

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets could affect its funded status. The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the three months ended March 31, 2010, we made a contribution to the defined benefit retirement plan of $2.4 million. We anticipate that we will make additional contributions of up to approximately $7.2 million to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $0.3 million which will be reimbursed by Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Luxembourg, pursuant to the indemnification provisions of the employee transfer agreement entered into at the time of the Intelsat Acquisition Transactions.

Included in accumulated other comprehensive loss at March 31, 2010 is $106.2 million ($67.1 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Service cost	$694	$726
Interest cost	5,176	5,221
Expected return on plan assets	(5,143)	(4,855)
Amortization of unrecognized prior service cost	(43)	(43)
Amortization of unrecognized net loss	—	910

Net periodic costs	$684	$1,959

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Service cost	$136	$102
Interest cost	133	131

Total costs	$269	$233

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for certain of our employees in the United States. We recognized compensation expense for these plans of $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of March 31, 2010
Satellites and launch vehicles	$2,663,834	$2,695,012
Information systems and ground segment	152,969	159,101
Buildings and other	100,421	101,008

Total cost	2,917,224	2,955,121
Less: accumulated depreciation	(524,227)	(578,930)

Total	$2,392,997	$2,376,191

Satellites and other property and equipment are stated at cost. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Satellites and other property and equipment, net as of December 31, 2009 and March 31, 2010 included construction-in-progress of $89.3 million and $139.7 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $3.3 million and $1.7 million were capitalized during the three months ended March 31, 2009 and 2010, respectively.

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

(b) Satellite Health

On February 1, 2010 our IS-4 satellite experienced an anomaly of its backup satellite control processor (“SCP”). The anomaly has caused this satellite to be deemed unrecoverable, resulting in a net non-cash impairment charge in February 2010 of $6.5 million to write off the remaining carrying value of the IS-4 satellite, which was not insured, and related deferred performance incentive obligations. Launched in 1995, IS-4 was expected to reach its end of service life later in 2010. IS-4 had previously experienced the failure of its primary SCP and was operating on its backup SCP.

See Note 15—Subsequent Events.

Note 6    Investments

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Subsequent to the issuance of the accounting pronouncement, SFAS No. 167 was incorporated into the Codification under FASB ASC Topic 810, Consolidations (“FASB ASC 810”). FASB ASC 810 is intended to revise the previous methodology used to determine the primary beneficiary of a Variable Interest Entity (“VIE”). Historically, the analysis was primarily quantitative and contained certain considerations of qualitative factors. FASB ASC 810 eliminates the quantitative approach for determining the primary beneficiary of a VIE and revises the guidance to employ a more qualitative approach to analyzing a VIE, including consideration of the substance of the VIE as well as assessing the underlying factors driving the economics of the VIE. Additionally, the revised guidance requires an ongoing assessment of whether an entity is the primary beneficiary and includes additional disclosure requirements, which are included below, including further description and explanation as to how an entity determined the primary beneficiary of the VIE. Under FASB ASC 810, the primary beneficiary is the entity that consolidates a VIE. We adopted FASB ASC 810 in the first quarter of 2010.

During 2009 and 2010 we had ownership interests in a number of entities which meet the criteria to be classified as a VIE, including Horizons-1, Horizons-2 and WP Com, as defined below. Horizons-1 and Horizons-2, as well as WP Com, are discussed below, including our analyses of the primary beneficiary determination as required under FASB ASC 810.

(a) Horizons-1 and Horizons-2

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC (“Horizons Holdings”), and consists

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of March 31, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.04 million for the three months ended March 31, 2009 and 2010. The investment balance of $12.6 million and $12.0 million as of December 31, 2009 and March 31, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2009 and 2010, we recorded expenses of $0.9 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.2 million during the three months ended March 31, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $3.8 million and $3.6 million for the three months ended March 31, 2009 and 2010, respectively. The payable due to JSAT was $1.8 million and $2.0 million as of December 31, 2009 and March 31, 2010, respectively.

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Similar to the Horizons-1 joint venture, we share an indirect 50/50 ownership and voting interest in Horizons-2 with JSAT through our investment in Horizons Holdings. However, unlike Horizons-1, JSAT guarantees the payment of debt for the Horizons-2 joint venture.

The total future joint investment in Horizons-2 is expected to be $113.5 million as of March 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.09 million and $0.08 million for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the investment balance of $75.3 million and $74.7 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during the three months ended March 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and March 31, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and March 31, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.2 million during the three months ended March 31, 2009 and 2010. During the three months ended March 31, 2009 and 2010, we recorded expenses of $1.8 million and $1.7 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. As a result of this agreement, we reduced revenue by $2.1 million and $2.3 million for the three months ended March 31, 2009 and 2010, respectively. The amount payable to JSAT was $1.8 million and $1.6 million as of December 31, 2009 and March 31, 2010, respectively.

(b) WP Com

We have formed a joint venture with Corporativo W. Com S. de R.L. de C.V. (“Corporativo”) named WP Com, S. de R.L. de C.V. (“WP Com”). We own 49% of the voting equity shares and 88% of the economic interest in WP Com and Corporativo owns the remaining 51% of the voting equity shares. PanAmSat de Mexico, S. de R.L. de C.V. (“PAS de Mexico”) is a subsidiary of WP Com, 99.9% of which is owned by WP Com, with the remainder of the equity interest split between us and Corporativo. We formed WP Com to enable us to operate in Mexico, and PAS de Mexico acts as a reseller of our satellite services to customers in Mexico. Profits and losses of WP Com are allocated to the joint venture partners based upon the voting equity shares.

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including being the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we have consolidated WP Com within our condensed consolidated financial statements and we have accounted for the percentage interest in the voting equity of WP Com owned by Corporativo as a noncontrolling interest, which is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of March 31, 2010
Goodwill	$3,346,662	$3,346,662
Trade name	21,970	21,970
Orbital locations	631,000	631,000

We determine the estimated fair value of our rights to operate at orbital locations using the build up method, as described below, to determine the cash flows for the income approach, with the resulting projected cash flows discounted at an appropriate weighted average cost of capital. In instances where the build up method does not generate positive value for the right to operate at an orbital location, but the right is expected to generate revenue, we assigned a value based upon independent source data for recent transactions of similar orbital locations.

Under the build up method, the amount an investor would be willing to pay for the right to operate a satellite business at an orbital location within our network is calculated by first estimating the cash flows that typical market participants would assume could be available from the right to operate satellites using the orbital locations in a similar market. It is assumed that rather than acquiring such a business, the buyer would hypothetically start with the right to operate at the orbital locations and build a new operation with similar attributes. Thus the buyer or builder is considered to incur the start-up costs and losses typically associated with such a business, including costs for all other tangible and intangible assets.

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the first quarter of 2009, we recognized a non-cash impairment charge of $144.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the first quarter of 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(107,135)	$287,835	$394,970	$(119,408)	$275,562
Customer relationships	204,920	(4,840)	200,080	204,920	(6,215)	198,705

Total	$599,890	$(111,975)	$487,915	$599,890	$(125,623)	$474,267

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $14.2 million and $13.6 million for the three months ended March 31, 2009 and 2010, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three months ended March 31, 2009 and 2010 were immaterial to our results of operations.

Note 8    Long-Term Debt

The carrying amounts and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of March 31, 2010
	Amount	Fair Value	Amount	Fair Value
Senior Secured Credit Facilities due January 2014	$1,733,391	1,630,427	$1,728,923	1,680,687
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(10,194)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	186,852	182,798
9.25% Senior Notes due August 2014	658,119	676,217	658,119	676,217
9.25% Senior Notes due June 2016	580,719	599,592	580,719	609,755
6.875% Secured Senior Debentures due January 2028	125,000	104,688	125,000	109,225
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	(24,233)	—

Total Intelsat Corp consolidated long-term debt	3,266,723	$3,206,568	3,245,186	$3,258,682

Less: current portion of long-term debt	89,051		89,051

Total consolidated long-term debt, excluding current portion	$3,177,672		$3,156,135

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

Senior Secured Credit Facilities

No amounts were outstanding under the revolving credit facility as of March 31, 2010; however, $1.8 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at March 31, 2010.

Note 9    Derivative Instruments and Hedging Activities

Interest Rate Swaps

We are subject to interest rate risk primarily associated with our variable rate borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on short-term debt; the risk of increasing interest rates for planned

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

new fixed long-term financings; and the risk of increasing interest rates for planned refinancing using long-term fixed rate debt. In order to mitigate this risk, we have entered into interest rate swap agreements to reduce the impact of interest rate movements on future interest expense by converting substantially all of our floating-rate debt to a fixed rate.

As of March 31, 2010, we held interest rate swaps with an aggregate notional amount of $1.3 billion with maturities ranging from 2011 to 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Interbank Offered Rate and pay a fixed rate of interest.

On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured.

On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

The counterparties to such agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

All of these interest rate swaps were undesignated as of March 31, 2010. The swaps have been marked-to-market with any change in fair value recorded within losses on derivative financial instruments in our condensed consolidated statements of operations.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, as of March 31, 2010 we recorded a non-cash credit valuation adjustment of approximately $0.3 million as a reduction to our liability.

As of December 31, 2009 and March 31, 2010, $9.5 million and $2.0 million was included in other current liabilities, respectively, and $42.3 million and $45.5 million was included in deferred credits and other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

In accordance with disclosure requirements provided under FASB ASC Topic 815, Derivatives and Hedging, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010
Undesignated interest rate swaps (a)	Deferred credits and other long-term liabilities	$15,662	$21,775	$57,941	$67,291
Undesignated interest rate swaps	Other current liabilities	—	—	9,520	2,006

Total derivatives		$15,662	$21,775	$67,461	$69,297

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at March 31, 2010 is net of $21.8 million, which represents the fair value of options permitting us to terminate the underlying swaps. The fair value of these options is classified as an asset derivative in the table above.

The following tabular presentation sets forth the effect of the derivative instruments on the condensed consolidated statements of operations (in thousands):

Derivatives not designated as hedging instruments	Presentation in Statement of Operations	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Undesignated interest rate swaps	Losses on derivative financial instruments	$5,214	$13,868

Note 10    Income Taxes

We are included within Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to FASB ASC Topic 740, Income Taxes.

As of December 31, 2009 and March 31, 2010, our gross unrecognized tax benefits were $48.6 million and $50.6 million, respectively (including interest and penalties), of which $37.6 million and $39.0 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and March 31, 2010, we had recorded reserves for interest and penalties in the amount of $2.8 million and $3.4 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $1.4 million related to current period positions and an increase of $0.6 million related to prior period positions.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

We believe it is reasonably possible that in the next twelve months we will recognize a decrease in unrecognized tax benefits of up to $21.4 million related to the expiration of certain statutes of limitations or the conclusion of ongoing audits.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

During the third quarter of 2008, the United States Internal Revenue Service began an audit of our federal income tax returns for the years ended December 31, 2005 and 2006. We expect the audit to be closed for the period under review in the next twelve months. At this time, we are not able to anticipate the probability of any adjustments.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and March 31, 2010, we had a tax indemnification receivable of $2.3 million.

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the Intelsat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $2.5 million as of December 31, 2009 and March 31, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our condensed consolidated balance sheets. We made cash payments of $0.4 million during the three months ended March 31, 2010 in connection with the facilities restructuring plan and we expect to pay $1.9 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 12    Contingencies

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

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

We earn revenue primarily by providing services over satellite transponder capacity to our customers. Our customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services in frequencies not available on our network. Under the category off-network and other revenues, we also include revenues from consulting and other services that we provide to other satellite operators.

The geographic distribution of our revenue was as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
North America	75%	72%
Latin America and Caribbean	8%	12%
Africa and Middle East	7%	8%
Asia Pacific	6%	5%
Europe	4%	3%

Approximately 11% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the three months ended March 31, 2009 and 2010, respectively. Our ten largest customers accounted for approximately 48% and 45% of our transponder services, satellite-related services and other revenue for the three months ended March 31, 2009 and 2010, respectively.

Our revenues were derived from the following services, with off-network and other revenues shown separately from on-network revenues (in thousands, except percentages):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010
On-Network Revenues
Transponder services	$177,907	63%	$176,580	64%
Managed services	16,469	6%	19,412	7%

Total on-network revenues	194,376	69%	195,992	71%
Off-Network and Other Revenues	28,067	10%	5,189	2%

Total transponder services, satellite-related services and other	222,443	79%	201,181	73%
Revenue from affiliates	61,834	21%	74,416	27%

Total	$284,277	100%	$275,597	100%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

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

Certain directors, officers and key employees of Intelsat Corp and its subsidiaries hold restricted shares, options and share-based compensation arrangements (“SCAs”) of Intelsat Global. In May 2009, Intelsat Global issued new restricted shares, SCAs and options to certain directors, officers and key employees of Intelsat Corp and its subsidiaries under the 2008 Incentive Plan (see Note 3—Share-based and Other Compensation Plans). In May 2009, certain of our executive officers also purchased shares of Intelsat Global.

(b) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into a master intercompany services agreement (the “MISA”) pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the three months ended March 31, 2009 and 2010, we recorded revenue of $35.8 million and $44.1 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the three months ended March 31, 2009 and 2010, we recorded revenue of $26.0 million and $30.4 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

For the three months ended March 31, 2009 and 2010, we recognized $16.4 million and $24.4 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the three months ended March 31, 2009 and 2010, we recognized $12.2 million and $10.1 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2009 and March 31, 2010, we had a net receivable of $132.3 million and $121.4 million, respectively, from subsidiaries of Intelsat Holdings.

(c) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

March 31, 2010

(d) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

Note 15    Subsequent Events

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We have transitioned all media traffic on this satellite to our Galaxy 12 satellite, which is the designated in-orbit spare for the North American region. Galaxy 15 is an Orbital Star-2 satellite manufactured by Orbital Sciences Corporation. Along with the manufacturer, we are conducting a technical investigation with respect to the anomaly and if we conclude that we are unable to restore our communications with the satellite, an impairment loss could be recognized in a future period. The net book value of the satellite at March 31, 2010 was $142.4 million.

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

Overview

We operate as a fully integrated subsidiary of Intelsat S.A., our indirect parent. Our combined company operates the world’s largest fixed satellite services business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 20 satellites that are integrated with satellites owned by other subsidiaries of Intelsat S.A. for a combined fleet of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by Intelsat ONESM, a terrestrial network comprised of leased fiber optic cable and owned and operated teleports. Our combined company operates more satellite capacity in orbit, has more satellite capacity under contract, serves more commercial customers, delivers services in more countries and distributes more television channels than any other commercial satellite operator.

Results of Operations

Three Months Ended March 31, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$222,443	$201,181	$(21,262)	(10)%
Revenue from affiliates	61,834	74,416	12,582	20

Total revenue	284,277	275,597	(8,680)	(3)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	51,036	34,329	(16,707)	(33)
Costs from affiliates	28,584	34,462	5,878	21
Selling, general and administrative	23,937	22,662	(1,275)	(5)
Depreciation and amortization	86,818	86,204	(614)	(1)
Impairment of asset value	144,100	6,538	(137,562)	(95)
Losses on derivative financial instruments	5,214	13,868	8,654	NM

Total operating expenses	339,689	198,063	(141,626)	(42)

Income (loss) from operations	(55,412)	77,534	132,946	NM
Interest expense, net	51,920	46,301	(5,619)	(11)
Other income, net	521	659	138	26

Income (loss) before income taxes	(106,811)	31,892	138,703	NM
Provision for (benefit from) income taxes	(39,504)	12,067	51,571	NM

Net income (loss)	(67,307)	19,825	87,132	NM
Net loss attributable to noncontrolling interest	—	4	4	NM

Net income (loss) attributable to Intelsat Corporation	$(67,307)	$19,829	$87,136	NM

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. We also earn revenue from affiliates pursuant to a master intercompany services agreement (the “MISA”) for services performed and for capacity on our satellites that is sold by other subsidiaries of Intelsat Holdings. Our third-party customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators often in frequencies not available on our network. Under the category Off-Network and Other revenues, we also include revenues from consulting and other services.

The following table sets forth our comparative revenue by service type, with Off-Network and Other revenues shown separately from On-Network revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$177,907	$176,580	$(1,327)	(1)%
Managed services	16,469	19,412	2,943	18

Total on-network revenues	194,376	195,992	1,616	1
Off-Network and Other Revenues	28,067	5,189	(22,878)	(82)

Total transponder services, satellite-related services and other	222,443	201,181	(21,262)	(10)
Revenue from Affiliates	61,834	74,416	12,582	20

Total	$284,277	$275,597	$(8,680)	(3)%

Revenue for the three months ended March 31, 2010 decreased by $8.7 million, or 3%, as compared to the three months ended March 31, 2009, due primarily to a decline in satellite-related services revenues as a result of a launch vehicle resale which occurred in the first quarter of 2009, with no similar resale in the first quarter of 2010. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate decrease of $1.3 million, due primarily to a $5.0 million decrease in revenues from media customers in the North America and the Asia-Pacific regions, partially offset by a $4.5 million increase in revenue from network service customers resulting from new services and renewals primarily in the North America and the Africa and Middle East regions.

•

Managed services—an aggregate increase of $2.9 million, due primarily to an increase in revenue from network services customers of $2.3 million resulting largely from new business and service expansion in trunking and private line solutions in the Africa and Middle East and the North America regions.

Off-Network and Other Revenues

•

Satellite-related services—an aggregate decrease of $22.9 million resulting primarily from $22.1 million in launch vehicle resale revenues recorded in the first quarter of 2009 with no similar resales occurring in the first quarter of 2010.

Revenue from affiliates for the three months ended March 31, 2010 increased by $12.6 million, or 20%, as compared to the three months ended March 31, 2009, primarily driven by an $8.2 million increase in capacity sales to other subsidiaries of Intelsat S.A. and an increase in other revenues of $4.0 million pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $16.7 million, or 33%, to $34.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to a decline of $17.8 million in costs related to off-network and other revenues resulting from the resale of a launch vehicle in the first quarter of 2009 with no similar costs incurred during the first quarter of 2010.

Costs from Affiliates

Costs from affiliates increased by $5.9 million, or 21%, to $34.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to $8.0 million in costs for capacity purchased by us on satellites owned by other subsidiaries of Intelsat Holdings, partially offset by a $2.2 million decrease in other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.3 million, or 5%, to $22.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to $1.9 million in lower compensation costs associated with the amended and restated Intelsat Global, Ltd. 2008 Share Incentive Plan (the “2008 Incentive Plan”).

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.6 million, or 1%, to $86.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was primarily due to:

•	a decrease of $9.5 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and the impairment of our IS-4 satellite in 2010; and

•	a decrease of $0.5 million in amortization expense for our amortizable intangibles primarily due to the pattern of consumption methodology; partially offset by

•	an increase of $4.8 million in depreciation expense resulting from the impact of a satellite placed into service in the fourth quarter of 2009; and

•	an increase of $4.6 million in depreciation expense resulting from changes in estimated remaining useful lives of certain satellites.

Income (loss) from Operations

Our income (loss) from operations changed by $132.9 million to income from operations of $77.5 million for the three months ended March 31, 2010 as compared to a loss from operations of $55.4 million for the three months ended March 31, 2009. In addition to the impacts described above, our financial results were affected by certain material pre-tax charges incurred during the three months ended March 31, 2010, as discussed below:

•	a $6.5 million non-cash impairment charge recorded in the first quarter of 2010 to write off our IS-4 satellite, which was deemed unrecoverable after an anomaly occurring in February 2010; and

•

a $13.9 million loss recognized on our derivative financial instruments for the three months ended March 31, 2010 due to cash settlements for interest, representing the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, together with changes resulting from marking the instruments to fair value.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $1.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $5.6 million, or 11%, to $46.3 million for the three months ended March 31, 2010, as compared to $51.9 million for the three months ended March 31, 2009. The decrease in interest expense, net was principally due to the following:

•	a decrease of $7.2 million due to lower interest rates on our variable rate debt in the first quarter of 2010 as compared to the first quarter of 2009; partially offset by

•	an increase in interest expense of $1.6 million resulting from lower capitalized interest expense.

The non-cash portion of total interest expense, net was $2.7 million for the three months ended March 31, 2010, which included $2.4 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $0.7 million for the three months ended March 31, 2010 as compared to $0.5 million for the three months ended March 31, 2009. The increase of $0.1 million was primarily related to a $0.2 million increase in exchange rate gains, primarily due to the U.S. dollar strengthening against the Brazilian real, which impacts our service contracts with our Brazilian customers, offset by a $0.1 million decrease in rental income.

Provision for (Benefit from) Income Taxes

We had a provision for income taxes of $12.1 million for the three months ended March 31, 2010 as compared to a benefit from income taxes of $39.5 million for the three months ended March 31, 2009. The difference was principally due to pre-tax losses caused by an orbital slot impairment charge of $144.1 million during the three months ended March 31, 2009 as compared to pre-tax income earned during the three months ended March 31, 2010.

On March 23, 2010, H.R. 3590, The Patient Protection and Affordable Care Act, was enacted. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was enacted. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $0.4 million to tax expense related to the change in law during the three months ended March 31, 2010.

EBITDA

EBITDA consists of earnings before net interest, gain (loss) on early extinguishment of debt, taxes and depreciation and amortization. EBITDA is a measure commonly used in the fixed satellite services sector, and we present EBITDA to enhance the understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“U.S. GAAP”), and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net income (loss) attributable to Intelsat Corporation to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net income (loss) attributable to Intelsat Corporation	$(67,307)	$19,829
Add:
Interest expense, net	51,920	46,301
Provision for (benefit from) income taxes	(39,504)	12,067
Depreciation and amortization	86,818	86,204

EBITDA	$31,927	$164,401

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Net cash provided by operating activities	$78,621	$156,073
Net cash used in investing activities	(21,308)	(50,493)
Net cash used in financing activities	(26,120)	(25,801)
Net change in cash and cash equivalents	30,966	79,744

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $77.5 million to $156.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increased cash flows from operating activities primarily resulted from an increase in net income excluding non-cash items, an increase in deferred revenue primarily related to amounts received from customers for long-term service contracts, an increase in collections from accounts receivable and an increase in accounts payable mostly due to the timing of payments as well as a decrease in the receivable due from our affiliate. This was partially offset by a decrease in payments of prepaid items.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $29.2 million to $50.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to higher capital expenditures of $32.6 million associated with satellites under construction.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $0.3 million to $25.8 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was due to decreased payments related to satellite performance incentives.

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

Senior Secured Credit Facilities

As of March 31, 2010, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

On February 4, 2008, in connection with the New Sponsors Acquisition Transactions, we also executed a Joinder Agreement by and among Intelsat Corp, the several lenders party thereto and certain other parties, to the Intelsat Corp Amended and Restated Credit Agreement pursuant to which we incurred an additional $150.0 million in aggregate principal amount of Tranche B-2 Term Loan.

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.43:1.00, as of March 31, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of March 31, 2010; however, $1.8 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

Long-Term Debt Changes in 2009

On July 31, 2009, we redeemed the approximately $1.0 million principal amount of our outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of our outstanding 9% Senior Notes due 2016.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in—Results of Operations, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the Intelsat Corp Amended and Restated Credit Agreement, we must maintain a secured net debt leverage ratio not greater than 4.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00. There are similar additional covenants in our other debt agreements that significantly restrict our ability to incur additional indebtedness and make restricted payments, in some cases based on the satisfaction of applicable leverage ratios.

We believe that the inclusion of Intelsat Corp Adjusted EBITDA in this Quarterly Report is appropriate to provide additional information to investors about the calculation of certain covenants in the Intelsat Corp Amended and Restated Credit Agreement as mentioned above. We believe that some investors may use Intelsat Corp Adjusted EBITDA to evaluate our liquidity and financial condition. Intelsat Corp Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and Intelsat Corp Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Intelsat Corp Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Intelsat Corporation, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity.

A reconciliation of net cash provided by operating activities to net income (loss) attributable to Intelsat Corporation to EBITDA to Intelsat Corp Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Reconciliation of net cash provided by operating activities to net income (loss) attributable to Intelsat Corporation:
Net cash provided by operating activities	$78,621	$156,073
Depreciation and amortization	(86,818)	(86,204)
Impairment of asset value	(144,100)	(6,538)
Provision for doubtful accounts	(279)	296
Foreign currency transaction loss	(227)	(35)
Deferred income taxes	52,773	1,690
Gain (loss) on disposal of assets	41	(8)
Share-based compensation expense	(451)	1,888
Amortization of discount and issuance costs	(2,795)	(2,669)
Unrealized gain on derivative financial instruments	4,968	2,710
Net loss attributable to noncontrolling interest	—	4
Other non-cash items	159	(743)
Changes in operating assets and liabilities	30,801	(46,635)

Net income (loss) attributable to Intelsat Corporation:	(67,307)	19,829

Add (Subtract):
Interest expense, net	51,920	46,301
Provision for (benefit from) income taxes	(39,504)	12,067
Depreciation and amortization	86,818	86,204

EBITDA	31,927	164,401

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Impairment of asset value (1)	144,100	6,538
Losses on derivative financial instruments (2)	5,214	13,868
Non-recurring and other non-cash items (3)	4,351	1,249

Intelsat Corp Adjusted EBITDA	$185,592	$186,056

(1)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, and a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations.
(2)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(3)	Reflects certain non-recurring gains and losses and non-cash items including expenses incurred related to our equity compensation plans and expenses for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites.

Funding Sources and Uses

We are a highly leveraged company. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of March 31, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $4.3 billion and $3.9 billion as of December 31, 2009 and March 31, 2010, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the three months ended March 31, 2010 were $49.3 million. We have two satellites in development but do not currently have plans to launch any satellites in 2010.

We expect our 2010 total capital expenditures to remain at a range of approximately $360 million to $410 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities and intercompany borrowings.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons-2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $113.5 million as of March 31, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of

$0.09 million and $0.08 million for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the investment balance of $75.3 million and $74.7 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million in March 31, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and March 31, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and March 31, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control, satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, we were typically required to defer the revenue of all deliverables until the undelivered item had been provided because we were unable to determine VSOE or TPE for the undelivered items (primarily capacity). The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on Intelsat’s net income for the three months ended March 31, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. During the three months ended March 31, 2010 there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures worldwide, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to litigation in the ordinary course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

No material changes in the risks related to our business have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: May 12, 2010	By	/s/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

INTELSAT CORPORATION

Date: May 12, 2010	By	/s/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer