Form 10-Q
period 2010-06-30
Intelsat CORP
filed 2010-08-10
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 8, 2010, an aggregate of 548 shares of our common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,705	$134,332
Receivables, net of allowance of $4,378 in 2009 and $2,262 in 2010	58,421	50,595
Due from affiliates	132,335	121,705
Deferred income taxes	39,133	18,880
Prepaid expenses and other current assets	16,466	44,543

Total current assets	363,060	370,055
Satellites and other property and equipment, net	2,392,997	2,323,091
Goodwill	3,346,662	3,346,662
Non-amortizable intangible assets	652,970	652,970
Amortizable intangible assets, net	487,915	460,620
Deferred charges and other assets, net	160,088	156,234

Total assets	$7,403,692	$7,309,632

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,424	$56,252
Taxes payable	5,443	2,974
Employee related liabilities	36,523	23,092
Accrued interest payable	33,454	42,472
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	14,709	11,069
Deferred revenue	9,663	29,992
Other current liabilities	14,785	12,466

Total current liabilities	243,052	267,368
Long-term debt, net of current portion	3,177,672	3,134,612
Deferred satellite performance incentives, net of current portion	105,573	100,479
Deferred revenue, net of current portion	62,473	85,368
Deferred income taxes	566,189	508,631
Accrued retirement benefits	166,651	164,511
Deferred credits and other long-term liabilities	353,615	408,044

Commitments and contingencies (Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2009 and June 30, 2010	—	—
Paid-in capital	2,989,891	2,916,465
Accumulated deficit	(192,626)	(211,789)
Accumulated other comprehensive loss	(68,798)	(65,934)

Total Intelsat Corporation shareholder’s equity	2,728,467	2,638,742
Noncontrolling interest	—	1,877

Total liabilities and shareholder’s equity	$7,403,692	$7,309,632

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Revenue:
Transponder services, satellite-related services and other	$225,867	$205,574	$448,310	$406,755
Revenue from affiliates	74,697	80,202	136,531	154,618

Total revenue	300,564	285,776	584,841	561,373

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	55,063	35,186	106,100	69,515
Costs from affiliates	28,672	37,204	57,256	71,666
Selling, general and administrative	37,774	25,058	61,712	47,721
Depreciation and amortization	82,333	86,005	169,150	172,209
Impairment of asset value	—	104,088	144,100	110,625
(Gains) losses on derivative financial instruments	(13,022)	13,610	(7,808)	27,478

Total operating expenses	190,820	301,151	530,510	499,214

Income (loss) from operations	109,744	(15,375)	54,331	62,159
Interest expense, net	45,901	45,762	97,821	92,063
Other income, net	2,050	707	2,572	1,367

Income (loss) before income taxes	65,893	(60,430)	(40,918)	(28,537)
Provision for (benefit from) income taxes	24,732	(23,762)	(14,772)	(11,694)

Net income (loss)	41,161	(36,668)	(26,146)	(16,843)
Net loss attributable to noncontrolling interest	—	40	—	44

Net income (loss) attributable to Intelsat Corporation	$41,161	$(36,628)	$(26,146)	$(16,799)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(26,146)	$(16,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169,150	172,209
Impairment of asset value	144,100	110,625
Provision for doubtful accounts	807	(522)
Foreign currency transaction gain	(1,250)	(13)
Deferred income taxes	(79,281)	(37,901)
Loss on disposal of assets	6,701	258
Share-based compensation expense	8,098	(1,815)
Amortization of discount and issuance costs	5,523	5,333
Unrealized (gains) losses on derivative financial instruments	(31,555)	332
Other non-cash items	(260)	1,487
Changes in operating assets and liabilities:
Receivables	(9,745)	6,845
Prepaid expenses and other assets	19,679	1,519
Accounts payable and accrued liabilities	(38,574)	(421)
Due from affiliates	(14,532)	8,592
Accrued retirement benefits	1,755	(2,141)
Deferred gains and revenue	(17,113)	43,224
Other long-term liabilities	65,582	21,122

Net cash provided by operating activities	202,939	311,890

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(123,042)	(172,232)
Proceeds from sale of other property and equipment	128,648	—
Capital contribution to unconsolidated affiliates	(6,105)	(6,105)
Other investing activities	3,706	7,360

Net cash provided by (used in) investing activities	3,207	(170,977)

Cash flows from financing activities:
Repayments of long-term debt	(44,526)	(44,526)
Dividends to shareholder	(71,594)	(71,611)
Principal payments on deferred satellite performance incentives	(8,477)	(7,162)

Net cash used in financing activities	(124,597)	(123,299)

Effect of exchange rate changes on cash and cash equivalents	1,250	13

Net change in cash and cash equivalents	82,799	17,627
Cash and cash equivalents, beginning of period	52,259	116,705

Cash and cash equivalents, end of period	$135,058	$134,332

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$120,096	$74,895
Income taxes paid, net	3,253	1,826
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$7,277	$21,693

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) June 30, 2010

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

On December 15, 2009, Intelsat, Ltd., our indirect parent, and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, Intelsat’s headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is known as Intelsat S.A., Intelsat (Bermuda), Ltd., is known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is known as Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company, Ltd. is known as Intelsat Intermediate Holding Company S.A. and Intelsat Subsidiary Holding Company, Ltd. is known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

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

June 30, 2010

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition-Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) for the undelivered items, primarily capacity. The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have VSOE or TPE before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and is not expected to significantly impact future periods.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,749	$5,749	$—
Undesignated interest rate swap	15,662	—	15,662

Total assets	$21,411	$5,749	$15,662

Liabilities
Undesignated interest rate swap	$67,461	$—	$67,461

Total liabilities	$67,461	$—	$67,461

		Fair Value Measurements at June 30, 2010
Description	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,354	$5,354	$—
Undesignated interest rate swap	33,134	—	33,134

Total assets	$38,488	$5,354	$33,134

Liabilities
Undesignated interest rate swap	$83,529	$—	$83,529

Total liabilities	$83,529	$—	$83,529

(1)	The cost basis of our available-for-sale marketable securities was $6.7 million at December 31, 2009 and $6.4 million at June 30, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, such items are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as if there is evidence of impairment.

The following table presents assets measured and recorded on a nonrecurring basis at fair value in our condensed consolidated balance sheets and their level within the fair value hierarchy (in thousands):

Description	As of June 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long lived asset held and used	$35,000	$35,000	$104,100

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The fair value measurement of this long-lived asset was considered by us to be within Level 3 of the fair value hierarchy as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the three months ended June 30, 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and in accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 (see Note 5—Satellites and Other Property and Equipment).

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

During the six months ended June 30, 2010, Intelsat Global entered into share-based compensation arrangements (“SCAs”) permitting the purchase of 6,000 Class A shares on terms substantially similar to previous such grants. During the six months ended June 30, 2010, Intelsat Global also cancelled 7,012 Class A rollover options and repurchased 5,075 Class A restricted shares and 6,413 vested Class B Shares. We recorded compensation expense of $5.2 million during the six months ended June 30, 2009, and a credit to compensation expense of $1.8 million during the six months ended June 30, 2010, related to our equity-based awards.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The impact on the funded status as of October 1, the plan’s annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the six months ended June 30, 2010, we made a contribution to the defined benefit retirement plan of $4.8 million. We anticipate that we will make additional contributions of up to approximately $4.8 million to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $0.3 million, which will be reimbursed by Intelsat Global Service Corporation, an indirect subsidiary of Intelsat Luxembourg, pursuant to the indemnification provisions of the employee transfer agreement entered into at the time of the Intelsat Acquisition Transactions.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of June 30, 2010 the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at June 30, 2010 is $105.3 million ($66.6 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Service cost	$694	$726	$1,388	$1,452
Interest cost	5,176	5,221	10,352	10,442
Expected return on plan assets	(5,143)	(4,855)	(10,286)	(9,710)
Amortization of unrecognized prior service cost	(43)	(43)	(86)	(86)
Amortization of unrecognized net loss	—	910	—	1,820

Net periodic costs	$684	$1,959	$1,368	$3,918

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Service cost	$136	$102	$272	$204
Interest cost	133	131	266	262

Total costs	$269	$233	$538	$466

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $3.4 million and $3.1 million during the six months ended June 30, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of June 30, 2010
Satellites and launch vehicles	$2,663,834	$2,706,124
Information systems and ground segment	152,969	166,553
Buildings and other	100,421	101,110

Total cost	2,917,224	2,973,787
Less: accumulated depreciation	(524,227)	(650,696)

Total	$2,392,997	$2,323,091

Satellites and other property and equipment are stated at cost. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2009 and June 30, 2010 included construction-in-progress of $89.3 million and $251.9 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $6.7 million and $4.4 million were capitalized during the six months ended June 30, 2009 and 2010, respectively.

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

(b) Impairment of Asset Value

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation (“Orbital”). Along with the manufacturer, we are conducting a technical investigation with respect to this anomaly. As of June 30, 2010, a final conclusion had not been reached as to the most likely cause of the anomaly. All recovery attempts thus far have been unsuccessful, and the likelihood that future attempts will be successful is uncertain. Furthermore, because we have been unable to communicate with the satellite since the anomaly, the exact health of Galaxy 15 is unknown and therefore there can be no assurance that the satellite can return to its pre-anomaly role in our satellite fleet should it be recovered.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. In the event that remaining attempts to recover the Galaxy 15 satellite are unsuccessful, we may be required to take additional charges for impairment, including the possible full impairment of the remaining $35.0 million carrying value of the satellite. All future attempts are expected to be completed during the second half of 2010.

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

During 2009 and 2010 we had ownership interests in a number of entities which met the criteria of a VIE, including Horizons-1, Horizons-2 and WP Com, which are further discussed below, including our analyses of the primary beneficiary determination as required under FASB ASC 810.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

(a) Horizons-1 and Horizons-2

We have a joint venture with JSAT International, Inc. (“JSAT”), a leading satellite operator in the Asia-Pacific region. The joint venture is named Horizons Satellite Holdings, LLC (“Horizons Holdings”), and consists of two investments: Horizons-1 Satellite LLC (“Horizons-1”) and Horizons-2 Satellite LLC (“Horizons-2”). We provide certain services to the joint venture and utilize capacity from the joint venture.

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of June 30, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.09 million and $0.08 million for the six months ended June 30, 2009 and 2010, respectively. The investment balance of $12.6 million and $11.2 million as of December 31, 2009 and June 30, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2009 and 2010, we recorded expenses of $1.9 million and $1.8 million, respectively, in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.3 million during each of the six months ended June 30, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.8 million and $1.3 million as of December 31, 2009 and June 30, 2010, respectively.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

The total future joint investment in Horizons-2 is estimated to be $113.5 million as of June 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million during each of the six months ended June 30, 2009 and 2010. As of December 31, 2009 and June 30, 2010, the investment balance of $75.3 million and $73.1 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and June 30, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and June 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.4 million during each of the six months ended June 30, 2009 and 2010. During the six months ended June 30, 2009 and 2010, we recorded expenses of $3.6 million and $3.4 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.8 million and $1.5 million as of December 31, 2009 and June 30, 2010, respectively.

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

We have determined that this joint venture meets the criteria of a VIE under FASB ASC 810. In accordance with FASB ASC 810, we evaluated this joint venture to determine the primary beneficiary. We have concluded that we are the primary beneficiary because we influence the underlying business drivers of PAS de Mexico, including by acting as the sole provider for satellite services that PAS de Mexico resells. Furthermore, we have modified our pricing for these services to ensure that PAS de Mexico continues to operate in the Mexican market. Corporativo does not fund any of the operating expenses of PAS de Mexico. Thus, we have consolidated WP Com within our condensed consolidated financial statements and we have accounted for the percentage interest in the voting equity of WP Com owned by Corporativo as a noncontrolling interest, which is included in the equity section of our condensed consolidated balance sheet in accordance with FASB ASC 810.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of June 30, 2010
Goodwill	$3,346,662	$3,346,662
Trade name	21,970	21,970
Orbital locations	631,000	631,000

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

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the six months ended June 30, 2009, we recognized a non-cash impairment charge of $144.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the six months ended June 30, 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(107,135)	$287,835	$394,970	$(131,680)	$263,290
Customer relationships	204,920	(4,840)	200,080	204,920	(7,590)	197,330

Total	$599,890	$(111,975)	$487,915	$599,890	$(139,270)	$460,620

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $28.4 million and $27.3 million for the six months ended June 30, 2009 and 2010, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three and six months ended June 30, 2009 and 2010 were immaterial to our condensed consolidated results of operations.

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facilities due January 2014	$1,733,391	$1,630,427	$1,724,456	$1,594,432
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(9,593)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	169,057	163,140
9.25% Senior Notes due August 2014	658,119	676,217	658,119	673,782
9.25% Senior Notes due June 2016	580,719	599,592	580,719	610,510
6.875% Secured Senior Debentures due January 2028	125,000	104,688	125,000	101,413
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	(24,095)	—

Total Intelsat Corp consolidated long-term debt	3,266,723	$3,206,568	3,223,663	$3,143,277

Less: current portion of long-term debt	89,051		89,051

Total consolidated long-term debt, excluding current portion	$3,177,672		$3,134,612

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

Senior Secured Revolving Credit Facility

No amounts were outstanding under the revolving credit facility as of June 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at June 30, 2010.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

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

As of June 30, 2010, we held interest rate swaps with an aggregate notional amount of $1.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Interbank Offered Rate and pay a fixed rate of interest.

On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

The counterparties to our interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swaps, our exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreement. We do not anticipate non-performance by the counterparties.

The swaps are marked-to-market quarterly, with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, during the six months ended June 30, 2010, we recorded a non-cash credit valuation adjustment of approximately $0.4 million as a reduction to our liability.

As of June 30, 2010, $33.1 million was included in prepaid expenses and other current assets within our condensed consolidated balance sheet related to the interest rate swaps. Additionally, as of December 31, 2009 and June 30, 2010, $9.5 million and $1.8 million was included in other current liabilities, respectively, and $42.3 million and $81.7 million was included in deferred credits and other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

In accordance with disclosure requirements provided under FASB ASC Topic 815, Derivatives and Hedging, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010
Undesignated interest rate swaps (a)	Prepaid expenses and other current assets	$—	$33,134	$—	$—
Undesignated interest rate swaps (b)	Deferred credits and other long-term liabilities	15,662	—	57,941	81,691
Undesignated interest rate swaps	Other current liabilities	—	—	9,520	1,838

Total derivatives		$15,662	$33,134	$67,461	$83,529

(a)	Represents the fair value of options permitting us to terminate certain undesignated interest rate swaps on March 14, 2011, prior to the stated maturity of such swaps (March 14, 2013). On July 23, 2010, we received $31.8 million in cash from our counterparties to the respective interest rate swap agreements in return for the cancellation of our options to terminate the underlying interest rate swaps on March 14, 2011.
(b)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at December 31, 2009 is net of $15.7 million, which represents the fair value of options permitting us to terminate certain swaps. The fair value of these options is classified as an asset derivative in the table above. As of June 30, 2010, this asset derivative has been classified as current and is included in prepaid expenses and other current assets within our condensed consolidated balance sheets.

Note 10    Income Taxes

We are included within Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to FASB ASC Topic 740, Income Taxes.

As of December 31, 2009 and June 30, 2010, our gross unrecognized tax benefits were $48.6 million and $51.9 million, respectively (including interest and penalties), of which $37.6 million and $40.0 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and June 30, 2010, we had recorded reserves for interest and penalties in the amount of $2.8 million and $3.9 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $2.2 million related to current period positions and an increase of $1.1 million related to prior period positions.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after August 20, 2004.

We believe it is reasonably possible that in the next twelve months we will recognize a decrease in unrecognized tax benefits of up to $21.4 million related to the expiration of certain statutes of limitations or the

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

conclusion of ongoing audits. Within the next twelve months, we believe that there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

During the third quarter of 2008, the United States Internal Revenue Service began an audit of our federal income tax returns for the years ended December 31, 2005 and 2006. We expect the audit for the period under review to be closed in the next twelve months. At this time, none of the proposed adjustments are expected to have a material impact on our results of operations, financial position or cash flows.

Prior to August 20, 2004, PanAmSat Corp joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat Corp entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat Corp and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat Corp for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat Corp regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat Corp is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and June 30, 2010, we had a tax indemnification receivable of $2.3 million.

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the Intelsat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions, which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002 approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $2.0 million as of December 31, 2009 and June 30, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities, with the remainder in other long-term liabilities in our condensed consolidated balance sheets. We made cash payments of $0.8 million during the six months ended June 30, 2010 in connection with the facilities restructuring plan and we expect to pay $1.9 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

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

The geographic distribution of our revenue was as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010
North America	64%	70%
Latin America and Caribbean	12%	14%
Africa and Middle East	8%	8%
Asia Pacific	12%	5%
Europe	4%	3%

Approximately 10% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the three months ended June 30, 2009 and 2010, respectively. Our ten largest customers accounted for approximately 49% and 45% of our transponder services, satellite-related services and other revenue for the three months ended June 30, 2009 and 2010, respectively.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
North America	69%	71%
Latin America and Caribbean	10%	13%
Africa and Middle East	8%	8%
Asia Pacific	9%	5%
Europe	4%	3%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

Approximately 11% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the six months ended June 30, 2009 and 2010, respectively. Our ten largest customers accounted for approximately 46% and 45% of our transponder services, satellite-related services and other revenue for the six months ended June 30, 2009 and 2010, respectively.

Our revenues were derived from the following services, with Off-network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010		Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
On-Network Revenues
Transponder services	$181,000	60%	$178,119	62%	$358,906	61%	$354,699	63%
Managed services	17,453	6%	21,380	7%	33,922	6%	40,793	7%

Total on-network revenues	198,453	66%	199,499	69%	392,828	67%	395,492	70%
Off-Network and Other Revenues	27,414	9%	6,075	3%	55,482	9%	11,263	2%

Total transponder services, satellite-related services and other	225,867	75%	205,574	72%	448,310	76%	406,755	72%
Revenue from affiliates	74,697	25%	80,202	28%	136,531	24%	154,618	28%

Total	$300,564	100%	$285,776	100%	$584,841	100%	$561,373	100%

Note 14    Related Party Transactions

(a) Shareholders Agreements and Ownership of Intelsat Global by Management

The shareholders of Intelsat Global entered into a shareholders agreement on February 4, 2008. The shareholders agreement and the articles of incorporation of Intelsat Global provide, among other things, for the governance of Intelsat Global and its subsidiaries and provide specific rights to and limitations upon the holders of Intelsat Global’s share capital with respect to shares held by such holders.

Certain directors, officers and key employees of Intelsat Corp and its subsidiaries hold restricted shares, options and SCAs of Intelsat Global (see Note 3—Share-based and Other Compensation Plans).

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

For the six months ended June 30, 2009 and 2010, we recorded revenue of $73.5 million and $91.7 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the six months ended June 30, 2009 and 2010, we recorded revenue of $63.0 million and $62.9 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

June 30, 2010

For the six months ended June 30, 2009 and 2010, we recognized $35.5 million and $53.0 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the six months ended June 30, 2009 and 2010, we recognized $21.7 million and $18.7 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2009 and June 30, 2010, we had a net receivable of $132.3 million and $121.7 million, respectively, from subsidiaries of Intelsat Holdings.

(c) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(d) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(e) Purchase of Intelsat 21 Satellite

On June 30, 2010, we entered into an agreement with Intelsat LLC whereby Intelsat LLC assigned to us its rights under a contract for the construction of the Intelsat 21 satellite in exchange for $46.7 million in cash and our assumption of the remaining obligations under the contract.

Note 15    Dividends

On June 11, 2010 our board of directors declared and paid a cash dividend to Intelsat Holding Corporation of approximately $71.6 million.

On May 14, 2009 our board of directors declared a cash dividend to Intelsat Holding Corporation of approximately $71.6 million, which was paid on June 12, 2009.

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

Overview

We operate as a fully integrated subsidiary of Intelsat S.A., our indirect parent. Our combined company operates the world’s largest fixed satellite services business, providing a critical layer in the global communications infrastructure. We provide our infrastructure services on a satellite fleet comprised of over 20 satellites that are integrated with satellites owned by other subsidiaries of Intelsat S.A. for a combined fleet of over 50 satellites covering 99% of the earth’s populated regions. Our satellite capacity is complemented by IntelsatONESM , a terrestrial network comprised of leased fiber optic cable and owned and operated teleports. Our combined company operates more satellite capacity in orbit, has more satellite capacity under contract, serves more commercial customers and delivers services in more countries than any other commercial satellite operator.

Results of Operations

Three Months Ended June 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$225,867	$205,574	$(20,293)	(9)%
Revenue from affiliates	74,697	80,202	5,505	7

Total revenue	300,564	285,776	(14,788)	(5)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	55,063	35,186	(19,877)	(36)
Costs from affiliates	28,672	37,204	8,532	30
Selling, general and administrative	37,774	25,058	(12,716)	(34)
Depreciation and amortization	82,333	86,005	3,672	4
Impairment of asset value	—	104,088	104,088	NM
(Gains) losses on derivative financial instruments	(13,022)	13,610	26,632	NM

Total operating expenses	190,820	301,151	110,331	58

Income (loss) from operations	109,744	(15,375)	(125,119)	NM
Interest expense, net	45,901	45,762	(139)	(0)
Other income, net	2,050	707	(1,343)	(66)

Income (loss) before income taxes	65,893	(60,430)	(126,323)	NM
Provision for (benefit from) income taxes	24,732	(23,762)	(48,494)	NM

Net income (loss)	41,161	(36,668)	(77,829)	NM %
Net loss attributable to noncontrolling interest	—	40	40	NM

Net income (loss) attributable to Intelsat Corporation	$41,161	$(36,628)	$(77,789)	NM %

Revenue

We earn revenue primarily by providing services over satellite transponder capacity to our customers. We also earn revenue from affiliates pursuant to a master intercompany services agreement (the “MISA”) for services performed and for capacity on our satellites that is sold by other subsidiaries of Intelsat Holdings. Our third-party customers generally obtain satellite capacity from us by placing an order pursuant to one of several master customer service agreements. Our customer agreements also cover services that we procure from third parties (other than affiliates) and resell, which we refer to as off-network services. These services can include transponder services and other satellite-based transmission services sourced from other operators often in frequencies not available on our network. Under the category Off-Network and Other Revenues, we also include revenues from consulting and other services, as well as sales of customer premises equipment.

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$181,000	$178,119	$(2,881)	(2)%
Managed services	17,453	21,380	3,927	23

Total on-network revenues	198,453	199,499	1,046	1
Off-Network and Other Revenues	27,414	6,075	(21,339)	(78)

Total transponder services, satellite-related services and other	225,867	205,574	(20,293)	(9)
Revenue from affiliates	74,697	80,202	5,505	7

Total	$300,564	$285,776	$(14,788)	(5)%

Total revenue for the three months ended June 30, 2010 decreased by $14.8 million, or 5%, as compared to the three months ended June 30, 2009, due primarily to a decline in satellite-related services revenues as a result of a launch vehicle resale that occurred in the second quarter of 2009, with no similar resale in the second quarter of 2010. Excluding the launch vehicle resale, revenues for the three months ended June 30, 2010 would have increased by 3% as compared to the three months ended June 30, 2009. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate decrease of $2.9 million, largely due to a $6.2 million decline in revenue from media customers, primarily located in the Africa and Middle East and the North America regions related to the IS-4 and Galaxy 15 satellite anomalies, partially offset by a $4.0 million increase in revenue from network services customers resulting from new services and renewals primarily in the North America region.

•

Managed services—an aggregate increase of $3.9 million, primarily due to an increase in revenue from network services customers of $2.6 million resulting largely from new business and service expansion in trunking and private line solutions in the Africa and Middle East region and an increase of $1.1 million in occasional video revenue from media customers, primarily located in the Latin America and Caribbean region.

Off-Network and Other Revenues

•

Satellite-related services—an aggregate decrease of $21.3 million resulting primarily from $21.9 million in launch vehicle resale revenues recorded in the second quarter of 2009, with no similar resales occurring in the second quarter of 2010.

Revenue from affiliates for the three months ended June 30, 2010 increased by $5.5 million, or 7%, as compared to the three months ended June 30, 2009, primarily driven by a $10.1 million increase in capacity sales to other subsidiaries of Intelsat S.A. offset by a decrease of $4.6 million in revenues related to services provided pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $19.9 million, or 36%, to $35.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily due to a decline of $17.4 million in cost of sales related to off-network and other revenue resulting from the resale of a launch vehicle in the second quarter of 2009 with no similar costs incurred during the second quarter of 2010.

Costs from Affiliates

Costs from affiliates increased by $8.5 million, or 30%, to $37.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to an increase of $9.4 million in costs for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a $0.9 million decrease in costs for other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $12.7 million, or 34%, to $25.1 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was primarily due to $5.8 million in lower non-cash compensation costs resulting from higher compensation costs in the second quarter of 2009 stemming from new equity awards and revisions to the terms of existing equity awards, as compared to 2010. Additionally, there was a decrease of $4.7 million in expenses primarily related to the loss recognized from the sale of launch services to Intelsat LLC during the three months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million, or 4%, to $86.0 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to the following:

•	an increase of $4.8 million in depreciation expense resulting from the impact of satellites placed into service in the fourth quarter of 2009; and

•	an increase of $4.6 million from changes in the estimated remaining useful lives of certain satellites; partially offset by

•	a net decrease of $5.3 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and the impairment of IS-4 in 2010.

Impairment of Asset Value

Impairment of asset value was $104.1 million for the three months ended June 30, 2010, with no similar charges incurred for the three months ended June 30, 2009. This non-cash impairment charge was related to the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $13.6 million for the three months ended June 30, 2010 compared to $13.0 million of gains on derivative financial instruments for the three months ended June 30, 2009. The (gains) losses on our derivative financial instruments related to our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $1.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $0.1 million to $45.8 million for the three months ended June 30, 2010, as compared to $45.9 million for the three months ended June 30, 2009.

The non-cash portion of total interest expense, net was $2.6 million for the three months ended June 30, 2010, which included $2.5 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $0.7 million for the three months ended June 30, 2010 as compared to $2.1 million for the three months ended June 30, 2009. The decrease of $1.4 million was primarily due to a decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $23.8 million for the three months ended June 30, 2010, as compared to a provision for income taxes of $24.7 million for the three months ended June 30, 2009. The difference was principally due to pre-tax losses incurred and the tax benefit associated with the Galaxy 15 satellite impairment charge during the three months ended June 30, 2010, as compared to pre-tax income earned during the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$448,310	$406,755	$(41,555)	(9)%
Revenue from affiliates	136,531	154,618	18,087	13

Total revenue	584,841	561,373	(23,468)	(4)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	106,100	69,515	(36,585)	(34)
Costs from affiliates	57,256	71,666	14,410	25
Selling, general and administrative	61,712	47,721	(13,991)	(23)
Depreciation and amortization	169,150	172,209	3,059	2
Impairment of asset value	144,100	110,625	(33,475)	(23)
(Gains) losses on derivative financial instruments	(7,808)	27,478	35,286	NM

Total operating expenses	530,510	499,214	(31,296)	(6)

Income from operations	54,331	62,159	7,828	14
Interest expense, net	97,821	92,063	(5,758)	(6)
Other income, net	2,572	1,367	(1,205)	(47)

Loss before income taxes	(40,918)	(28,537)	12,381	(30)
Benefit from income taxes	(14,772)	(11,694)	3,078	(21)

Net loss	(26,146)	(16,843)	9,303	(36)%
Net loss attributable to noncontrolling interest	—	44	44	NM

Net loss attributable to Intelsat Corporation	$(26,146)	$(16,799)	$9,347	(36)%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$358,906	$354,699	$(4,207)	(1)%
Managed services	33,922	40,793	6,871	20

Total on-network revenues	392,828	395,492	2,664	1
Off-Network and Other Revenues	55,482	11,263	(44,219)	(80)

Total transponder services, satellite-related services and other	448,310	406,755	(41,555)	(9)
Revenue from affiliates	136,531	154,618	18,087	13

Total	$584,841	$561,373	$(23,468)	(4)%

Total revenue for the six months ended June 30, 2010 decreased by $23.5 million, or 4%, as compared to the six months ended June 30, 2009, due primarily to a decline in satellite-related services revenues as a result of launch vehicle resales that occurred during the six months ended June 30, 2009, with no similar resales occurring in the six months ended June 30, 2010. Excluding the launch vehicle resales, revenues for the six months ended June 30, 2010 would have increased by 4% as compared to the six months ended June 30, 2009. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate decrease of $4.2 million, due to a net $11.1 million decline in revenue from media customers, $10.9 million of which was related to the Galaxy 15 and IS-4 satellite anomalies, which mainly affected revenues from customers in the North America and the Africa and Middle East regions. The decline was partially offset by an aggregate $8.6 million increase in network services revenue resulting from favorable pricing, new business and renewals primarily sold to customers in the North America region.

•

Managed services—an aggregate increase of $6.9 million, due to an increase in revenue from network services customers of $4.9 million resulting largely from new business and service expansion in trunking and private line solutions in the Africa and Middle East region and an increase of $2.3 million in revenue from media customers, primarily in the Asia-Pacific and Latin America and Caribbean regions.

Off-Network and Other Revenues

•

Satellite-related services—an aggregate decrease of $44.2 million resulting primarily from $44.0 million in launch vehicle resale revenues recorded during the six months ended June 30, 2009, with no similar resales occurring in the six months ended June 30, 2010.

Revenue from affiliates for the six months ended June 30, 2010 increased by $18.1 million, or 13%, as compared to the six months ended June 30, 2009, primarily driven by an $18.2 million increase in capacity sales to other subsidiaries of Intelsat S.A. offset by a decrease in other revenues of $0.5 million pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $36.6 million, or 34%, to $69.5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to a decline of $35.2 million in cost of sales related to off-network and other revenues resulting from the resale of two launch vehicles during the six months ended June 30, 2009, with no similar costs incurred during the six months ended June 30, 2010.

Costs from Affiliates

Costs from affiliates increased by $14.4 million, or 25%, to $71.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to an increase of $17.5 million in costs for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings, offset by a $3.1 million decrease in costs for other MISA services.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $14.0 million, or 23%, to $47.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was primarily due to $7.7 million in lower non-cash compensation costs resulting from higher compensation costs in the second quarter of 2009 stemming from new equity awards and revisions to the terms of existing equity awards, as compared to 2010. Additionally, there was a decrease of $4.7 million in expenses primarily related to the loss recognized from the sale of launch services to Intelsat LLC in the second quarter of 2009.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million, or 2%, to $172.2 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to the following:

•	an increase of $9.6 million in depreciation expense resulting from the impact of satellites placed into service in the fourth quarter of 2009; and

•	an increase of $9.3 million from changes in the estimated remaining useful lives of certain satellites; partially offset by

•	a net decrease of $14.7 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated, together with the impairment of IS-4 in 2010.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the six months ended June 30, 2010 as compared to $144.1 million for the six months ended June 30, 2009. The charges incurred in the first half of 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

(Gains) Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $27.5 million for the six months ended June 30, 2010, compared to $7.8 million of gains on derivative financial instruments for the six months ended June 30, 2009. The losses on our derivative financial instruments related to our interest rate swaps.

Interest Expense, Net

Interest expense, net decreased by $5.8 million, or 6%, to $92.1 million for the six months ended June 30, 2010, as compared to $97.8 million for the six months ended June 30, 2009. The decrease in interest expense, net was principally due to the following:

•	a decrease of $8.7 million due to lower interest rates on our variable rate debt in 2010 as compared to 2009; partially offset by

•	a decrease of $2.3 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $5.3 million for the six months ended June 30, 2010, which included $4.9 million related to the amortization of discounts associated with a portion of our debt and the amortization of debt issuance costs.

Other Income, Net

Other income, net was $1.4 million for the six months ended June 30, 2010 as compared to $2.6 million for the six months ended June 30, 2009. The decrease of $1.2 million was primarily related to a decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers.

Benefit from Income Taxes

Our benefit from income taxes was $11.7 million and $14.8 million during each of the six months ended June 30, 2010 and 2009, respectively. The difference was principally due to higher pre-tax losses incurred, primarily caused by an orbital slot impairment charge of $144.1 million, during the six months ended June 30, 2009.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in March 2010. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $0.4 million to tax expense related to the change in law during the six months ended June 30, 2010.

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

A reconciliation of net income (loss) attributable to Intelsat Corporation to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net income (loss) attributable to Intelsat Corporation	$41,161	$(36,628)	$(26,146)	$(16,799)
Add:
Interest expense, net	45,901	45,762	97,821	92,063
Provision for (benefit from) income taxes	24,732	(23,762)	(14,772)	(11,694)
Depreciation and amortization	82,333	86,005	169,150	172,209

EBITDA	$194,127	$71,377	$226,053	$235,779

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net cash provided by operating activities	$202,939	$311,890
Net cash provided by (used in) investing activities	3,207	(170,977)
Net cash used in financing activities	(124,597)	(123,299)
Net change in cash and cash equivalents	82,799	17,627

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $109.0 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, cash flows from operating activities reflected a cash inflow of $43.2 million related to deferred revenue for amounts received from customers for long-term service contracts and a cash inflow of $21.1 million related to other long-term liabilities primarily due to an increase in our long-term tax liability owed to our parent company as a result of taxes related to the results of operations of Intelsat’s consolidated U.S. filing group, excluding impairment charges, during the six months ended June 30, 2010.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $171.0 million during the six months ended June 30, 2010 as compared to net cash provided by investing activities of $3.2 million during the six months ended June 30, 2009. This $174.2 million change was primarily due to $128.6 million in proceeds from the sale of other property and equipment during the six months ended June 30, 2009, primarily related to the sale of two launch vehicle services to an affiliate, with no similar transactions occurring during the six months ended June 30, 2010. In addition, the increase was due to higher capital expenditures of $49.2 million associated with satellites under construction.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased by $1.3 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the six months ended June 30, 2010, cash flows from financing activities reflected $44.5 million of long-term debt repayments and $71.6 million of dividends paid to Intelsat Holding Corporation.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat has become a significantly more highly leveraged company, which has resulted in a significant increase in its interest expense.

In connection with the New Sponsors Acquisition, our pre-acquisition long-term debt was adjusted to fair value as of the effective date of the acquisition, resulting in a net decrease of $15.1 million. This net difference between the fair value and par value of the debt is being amortized as an increase to interest expense over the remaining term of the related debt using the effective interest method.

Senior Secured Credit Facilities

As of June 30, 2010, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.5:1.00, as of June 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of June 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

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

A reconciliation of net cash provided by operating activities to net income (loss) attributable to Intelsat Corporation to EBITDA to Intelsat Corp Adjusted EBITDA is as follows (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat Corporation:
Net cash provided by operating activities	$202,939	$311,890
Depreciation and amortization	(169,150)	(172,209)
Impairment of asset value	(144,100)	(110,625)
Provision for doubtful accounts	(807)	522
Foreign currency transaction gain	1,250	13
Deferred income taxes	79,281	37,901
Loss on disposal of assets	(6,701)	(258)
Share-based compensation expense	(8,098)	1,815
Amortization of discount and issuance costs	(5,523)	(5,333)
Unrealized (gains) losses on derivative financial instruments	31,555	(332)
Net loss attributable to noncontrolling interest	—	44
Other non-cash items	260	(1,487)
Changes in operating assets and liabilities, net of effect of acquisition	(7,052)	(78,740)

Net loss attributable to Intelsat Corporation:	(26,146)	(16,799)

Add (Subtract):
Interest expense, net	97,821	92,063
Benefit from income taxes	(14,772)	(11,694)
Depreciation and amortization	169,150	172,209

EBITDA	226,053	235,779

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Impairment of asset value (1)	144,100	110,625
(Gains) losses on derivative financial instruments (2)	(7,808)	27,478
Non-recurring and other non-cash items (3)	23,567	5,406

Intelsat Corp Adjusted EBITDA	$385,912	$379,288

(1)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations and a second quarter 2010 impairment charge related to Galaxy 15.
(2)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(3)	Reflects certain non-recurring gains and losses and non-cash items including expenses incurred related to our equity compensation plans and expenses for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites.

Funding Sources and Uses

We are a highly leveraged company. We currently expect to use cash on hand, cash flows from operations and availability under our senior secured credit facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, in the next twelve months.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of June 30, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $3.9 billion and $3.8 billion as of March 31, 2010 and June 30, 2010, respectively. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the six months ended June 30, 2010 were $172.2 million. We have three satellites in development but do not currently have plans to launch any satellites in 2010.

We expect our 2010 total capital expenditures to remain within a range of approximately $360 million to $410 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities and intercompany borrowings.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment in Horizons-2 is expected to be $113.5 million as of June 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.2 million for each of the six months ended June 30, 2009 and 2010. As of December 31, 2009 and June 30, 2010, the investment balance of $75.3 million and $73.1 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $6.1 million during each of the six months ended June 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and June 30, 2010, and a liability of $48.8 million and $42.7 million within other long-term liabilities as of December 31, 2009 and June 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

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

Historically, we have entered into contracts with customers to deliver multiple services such as tracking, telemetry and control (“TT&C”), satellite capacity and equipment. These elements usually have separate delivery dates. Under the previous guidance, in certain situations we deferred the revenue of all deliverables until the undelivered item had been provided because we were unable to demonstrate vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) for the undelivered items, primarily capacity. The arrangements with multiple deliverables are not common and are non-standard; therefore, they do not constitute a significant portion of the contracts entered into during a given year.

ASU 2009-13 amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements must have VSOE or TPE before an entity can recognize the portion that is attributable to items already delivered. In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in the arrangement, entities will be required to make a best estimate of the selling prices of those elements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. During the six months ended June 30, 2010 there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTELSAT CORPORATION

Date: August 10, 2010	By	/S/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

INTELSAT CORPORATION

Date: August 10, 2010	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer