Form 10-Q
period 2010-09-30
Intelsat CORP
filed 2010-11-08
CIK 1037388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, an aggregate of 548 shares of our common stock, par value $0.01 per share, were outstanding.

INTRODUCTION

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, (1) the terms “Intelsat Corp,” “we,” “us,” “our,” and the “Company” refer to Intelsat Corporation, formerly known as PanAmSat Corporation, a wholly-owned subsidiary of Intelsat Holding Corporation, formerly known as PanAmSat Holding Corporation, and its subsidiaries, (2) the term “Intelsat Acquisition Transactions” refers to the acquisition of Intelsat Holding Corporation by Intelsat (Bermuda), Ltd., now known as Intelsat (Luxembourg) S.A., on July 3, 2006 and related transactions, (3) the term “Intelsat” refers to Intelsat S.A., our indirect parent company, and its subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006, (4) the terms “Serafina Holdings” and “Intelsat Global” refer to Intelsat Global S.A. (formerly known as Serafina Holdings Limited), (5) the term “Serafina” refers to Intelsat Global Subsidiary S.A. (formerly known as Serafina Acquisition Limited), (6) the term “Intelsat Holdings” refers to Intelsat S.A.’s parent, Intelsat Holdings S.A., (7) the term “Intelsat Luxembourg” refers to Intelsat (Luxembourg) S.A., Intelsat S.A.’s direct wholly-owned subsidiary, (8) the term “Intelsat Jackson” refers to Intelsat Jackson Holdings S.A., Intelsat Luxembourg’s direct wholly-owned subsidiary, (9) the term “Intermediate Holdco” refers to Intelsat Intermediate Holding Company S.A., Intelsat Jackson’s direct wholly-owned subsidiary, (10) the term “Intelsat Sub Holdco” refers to Intelsat Subsidiary Holding Company S.A., Intermediate Holdco’s direct wholly-owned subsidiary, and (11) the term “New Sponsors Acquisition Transactions” refers to the acquisition of Intelsat Holdings by Serafina on February 4, 2008 and related transactions.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTELSAT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,705	$259,638
Receivables, net of allowance of $4,378 in 2009 and $2,261 in 2010	58,421	47,885
Due from affiliates	132,335	158,109
Deferred income taxes	39,133	18,695
Prepaid expenses and other current assets	16,466	15,830

Total current assets	363,060	500,157
Satellites and other property and equipment, net	2,392,997	2,338,144
Goodwill	3,346,662	3,346,662
Non-amortizable intangible assets	652,970	652,970
Amortizable intangible assets, net	487,915	446,972
Deferred charges and other assets, net	160,088	147,745

Total assets	$7,403,692	$7,432,650

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,424	$59,445
Taxes payable	5,443	—
Employee related liabilities	36,523	22,792
Accrued interest payable	33,454	31,487
Current portion of long-term debt	89,051	89,051
Deferred satellite performance incentives	14,709	11,223
Deferred revenue	9,663	26,014
Other current liabilities	14,785	11,915

Total current liabilities	243,052	251,927
Long-term debt, net of current portion	3,177,672	2,465,840
Deferred satellite performance incentives, net of current portion	105,573	97,941
Deferred revenue, net of current portion	62,473	83,887
Deferred income taxes	566,189	508,414
Accrued retirement benefits	166,651	163,363
Long-term taxes payable, net of current portion	185,285	203,986
Deferred credits and other long-term liabilities	168,330	177,651

Commitments and contingencies (Note 12)

Shareholder’s equity:
Ordinary shares, $0.01 par value; 1,000 shares authorized and 548 shares outstanding at December 31, 2009 and September 30, 2010	—	—
Paid-in capital	2,989,891	3,750,514
Accumulated deficit	(192,626)	(207,677)
Accumulated other comprehensive loss	(68,798)	(65,095)

Total Intelsat Corporation shareholder’s equity	2,728,467	3,477,742
Noncontrolling interest	—	1,899

Total liabilities and shareholder’s equity	$7,403,692	$7,432,650

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Revenue:
Transponder services, satellite-related services and other	$201,213	$208,346	$649,523	$615,101
Revenue from affiliates	67,710	77,246	204,241	231,863

Total revenue	268,923	285,592	853,764	846,964

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,456	31,603	137,556	101,118
Costs from affiliates	30,187	39,868	87,443	111,534
Selling, general and administrative	28,238	22,338	89,949	70,059
Depreciation and amortization	83,232	83,312	252,383	255,521
Impairment of asset value	—	—	144,100	110,625
Losses on derivative financial instruments	19,608	16,128	11,800	43,606

Total operating expenses	192,721	193,249	723,231	692,463

Income from operations	76,202	92,343	130,533	154,501
Interest expense, net	44,871	44,782	142,692	136,844
Loss on early extinguishment of debt	(51)	(75,805)	(51)	(75,805)
Other income, net	607	1,435	3,178	2,801

Income (loss) before income taxes	31,887	(26,809)	(9,032)	(55,347)
Provision for (benefit from) income taxes	12,144	(30,943)	(2,629)	(42,638)

Net income (loss)	19,743	4,134	(6,403)	(12,709)
Net (income) loss attributable to noncontrolling interest	—	(22)	—	22

Net income (loss) attributable to Intelsat Corporation	$19,743	$4,112	$(6,403)	$(12,687)

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(6,403)	$(12,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	252,383	255,521
Impairment of asset value	144,100	110,625
Provision for doubtful accounts	2,501	(69)
Foreign currency transaction gain	(1,799)	(695)
Deferred income taxes	(79,281)	(38,438)
Loss on disposal of assets	6,711	313
Share-based and other compensation expense	9,121	(1,765)
Amortization of discount and issuance costs	8,222	7,994
Unrealized (gains) losses on derivative financial instruments	(28,894)	22,627
Loss on early extinguishment of debt	—	73,247
Other non-cash items	(282)	2,226
Changes in operating assets and liabilities:
Receivables	(15,100)	9,103
Prepaid expenses and other assets	28,114	20,857
Accounts payable and accrued liabilities	(50,552)	(16,154)
Due from affiliates	(10,226)	(27,812)
Accrued retirement benefits	2,384	(3,288)
Deferred gains and revenue	(10,277)	37,764
Other long-term liabilities	67,245	(12,316)

Net cash provided by operating activities	317,967	427,031

Cash flows from investing activities:
Payments for satellites and other property and equipment (including capitalized interest)	(153,837)	(252,889)
Proceeds from sale of other property and equipment	128,648	—
Capital contribution to unconsolidated affiliates	(12,210)	(12,209)
Other investing activities	5,437	9,585

Net cash used in investing activities	(31,962)	(255,513)

Cash flows from financing activities:
Repayments of long-term debt	(67,815)	(738,004)
Dividends to shareholder	(71,594)	(71,611)
Payment of premium on early retirement of debt	—	(44,118)
Capital contribution from parent	—	834,000
Principal payments on deferred satellite performance incentives	(12,261)	(9,547)

Net cash used in financing activities	(151,670)	(29,280)

Effect of exchange rate changes on cash and cash equivalents	1,799	695

Net change in cash and cash equivalents	136,134	142,933
Cash and cash equivalents, beginning of period	52,259	116,705

Cash and cash equivalents, end of period	$188,393	$259,638

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$165,629	$126,577
Income taxes paid, net	13,627	3,897

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$13,365	$25,833

See accompanying notes to unaudited condensed consolidated financial statements.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) September 30, 2010

Note 1    General

Basis of Presentation

The accompanying condensed consolidated financial statements of Intelsat Corporation , formerly known as PanAmSat Corporation, and its subsidiaries (“Intelsat Corp,” “PanAmSat,” “we,” “us” or “our”) have not been audited, but are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC” or the “Codification”). The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of these financial statements. The results of operations for the periods presented are not necessarily indicative of operating results for the full year. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission. The term “Intelsat” refers to Intelsat S.A., our indirect parent company, and its subsidiaries on a consolidated basis after giving effect to the acquisition of PanAmSat Holding Corporation on July 3, 2006 referred to as the Intelsat Acquisition Transactions. The terms “Holdco,” “PanAmSat Holdco” and “PanAmSat Holding Corp” refer to our direct parent company, Intelsat Holding Corporation (formerly known as PanAmSat Holding Corporation), and not its subsidiaries.

On December 15, 2009, Intelsat, Ltd., our indirect parent, and certain of its parent holding companies and subsidiaries migrated their jurisdiction of organization from Bermuda to Luxembourg (the “Migration”). As a result of the Migration, Intelsat’s headquarters are located in Luxembourg. Each company that migrated has continued its corporate and legal personality in Luxembourg. Subsequent to the Migration, Intelsat Global, Ltd. is known as Intelsat Global S.A. (“Intelsat Global”), Intelsat Global Subsidiary, Ltd. is known as Intelsat Global Subsidiary S.A., Intelsat Holdings, Ltd. is known as Intelsat Holdings S.A. (“Intelsat Holdings”), Intelsat, Ltd. is known as Intelsat S.A., Intelsat (Bermuda), Ltd. is known as Intelsat (Luxembourg) S.A. (“Intelsat Luxembourg”), Intelsat Jackson Holdings, Ltd. is known as Intelsat Jackson Holdings S.A., Intelsat Intermediate Holding Company, Ltd. is known as Intelsat Intermediate Holding Company S.A. and Intelsat Subsidiary Holding Company, Ltd. is known as Intelsat Subsidiary Holding Company S.A. (“Intelsat Sub Holdco”).

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

September 30, 2010

Recently Adopted Accounting Pronouncements

During the third quarter of 2009, the FASB issued Accounting Standards Update 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASC Subtopic 605-25, Revenue Recognition- Multiple-Element-Arrangements (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

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

We elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and is not expected to significantly impact future periods.

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

September 30, 2010

The following tables present assets and liabilities measured and recorded at fair value in our condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy (in thousands), excluding long-term debt (see Note 8—Long-Term Debt):

		Fair Value Measurements at December 31, 2009
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,749	$5,749	$—
Undesignated interest rate swap	15,662	—	15,662

Total assets	$21,411	$5,749	$15,662

Liabilities
Undesignated interest rate swap	$67,461	$—	$67,461

Total liabilities	$67,461	$—	$67,461

		Fair Value Measurements at September 30, 2010
Description	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable securities (1)	$5,702	$5,702	$—

Total assets	$5,702	$5,702	$—

Liabilities
Undesignated interest rate swap	$88,363	$—	$88,363

Total liabilities	$88,363	$—	$88,363

(1)	The cost basis of our available-for-sale marketable securities was $6.7 million at December 31, 2009 and $6.3 million at September 30, 2010. We sold marketable securities with a cost basis of $0.4 million during the nine months ended September 30, 2010 and recorded a gain on the sale which was included within other income, net in our condensed consolidated statement of operations.

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

The following table presents assets measured and recorded on a nonrecurring basis at fair value in our condensed consolidated balance sheets and their level within the fair value hierarchy (in thousands):

Description	Carrying Value As of September 30, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long lived asset held and used	$34,200	$35,000	$104,100

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The fair value measurement of this long-lived asset was considered by us to be within Level 3 of the fair value hierarchy as the most significant inputs were derived utilizing our internally prepared budgets and forecast information, which we believe a market participant would use in pricing such an asset. The estimated fair value was determined based on a probability weighted discounted cash flow analysis and was discounted at an appropriate weighted average cost of capital. During the second quarter of 2010, this long-lived asset was written down to a fair value of $35.0 million from its carrying value of $139.1 million, and continues to be depreciated. In accordance with the FASB ASC Topic 360, Property, Plant and Equipment (“FASB ASC 360”), regarding the impairment or disposal of long-lived assets, we recorded an impairment charge of $104.1 million, which was included in our condensed consolidated statements of operations for the nine months ended September 30, 2010 (see Note 5—Satellites and Other Property and Equipment).

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

During the nine months ended September 30, 2010, Intelsat Global entered into share-based compensation arrangements (“SCAs”) permitting the purchase of 6,000 Class A shares on terms substantially similar to previous such grants. During the nine months ended September 30, 2010, Intelsat Global also cancelled 8,104 Class A rollover options and repurchased 5,075 Class A restricted shares and 6,413 vested Class B Shares. We recorded compensation expense of $6.7 million during the nine months ended September 30, 2009, and a credit to compensation expense of $1.8 million during the nine months ended September 30, 2010, related to our equity-based awards.

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

The defined benefit retirement plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. We expect that our future contributions to the defined benefit retirement plan will be based on the minimum funding requirements of the Internal Revenue Code and on the plan’s funded status. Recent market conditions have resulted in an unusually high degree of volatility and increased risks related to the short-term liquidity of certain investments held by our defined benefit retirement plan, which could impact the value of the plan assets after the date of these condensed consolidated financial statements. Additionally, any significant decline in the fair value of our defined benefit retirement plan assets or other adverse changes to the significant assumptions used to determine the plan’s funded status would negatively impact its funded status and could result in increased funding in future periods. The impact on the funded status as of October 1, the plan’s

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

annual measurement date, is determined based upon market conditions in effect when we completed our annual valuation. During the nine months ended September 30, 2010, we made a contribution to the defined benefit retirement plan of $7.2 million. In October 2010, we made an additional non-cash contribution of approximately $2.2 million to the defined benefit retirement plan, whereby a credit was applied for this amount related to the defined benefit retirement plan’s funding standard carryover balance. We do not anticipate any additional contributions to the defined benefit retirement plan during the remainder of 2010. We fund the postretirement medical benefits throughout the year based on benefits paid. We anticipate that our contributions to fund postretirement medical benefits in 2010 will be approximately $0.3 million, which will be reimbursed by Intelsat Global Service Corporation, an indirect subsidiary of Intelsat S.A., pursuant to the indemnification provisions of the employee transfer agreement entered into at the time of the Intelsat Acquisition Transactions.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Act”), was signed into law in March 2010. The Healthcare Reform Act codifies health care reforms with staggered effective dates from 2010 to 2018 with many provisions in the Healthcare Reform Act requiring the issuance of additional guidance from various governmental agencies. We assessed the future impact of several of the Healthcare Reform Act’s provisions on our other postretirement benefit liability and determined that as of September 30, 2010 the impact to our condensed consolidated balance sheets and condensed consolidated statements of operations would be immaterial. Given the complexity of the Healthcare Reform Act, the extended time period over which the reforms will be implemented, and the unknown impact of future regulatory guidance, further financial impact to our other postretirement benefit liability and related future expense may occur.

Included in accumulated other comprehensive loss at September 30, 2010 is $102.6 million ($64.2 million, net of tax) that has not yet been recognized in net periodic pension cost, which includes the amortization of unrecognized prior service credits and unrecognized actuarial losses.

Net periodic pension benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Service cost	$694	$726	$2,081	$2,179
Interest cost	5,176	5,221	15,529	15,661
Expected return on plan assets	(5,143)	(4,855)	(15,429)	(14,566)
Amortization of unrecognized prior service cost	(43)	(43)	(129)	(129)
Amortization of unrecognized net loss	—	910	—	2,731

Net periodic costs	$684	$1,959	$2,052	$5,876

Net periodic other postretirement benefit costs included the following components (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Service cost	$136	$102	$408	$307
Interest cost	133	131	400	393

Total costs	$269	$233	$808	$700

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

(b) Other Retirement Plans

We maintain two defined contribution retirement plans, qualified under the provisions of Section 401(k) of the Internal Revenue Code, for our employees in the United States. We recognized compensation expense for these plans of $5.9 million and $3.9 million during the nine months ended September 30, 2009 and 2010, respectively. We also maintain other defined contribution retirement plans in several non-U.S. jurisdictions, but such plans are not material to our financial position or results of operations.

Note 5    Satellites and Other Property and Equipment

(a) Satellites and Other Property and Equipment, Net

Satellites and other property and equipment, net were comprised of the following (in thousands):

	As of December 31, 2009	As of September 30, 2010
Satellites and launch vehicles	$2,663,834	$2,749,625
Information systems and ground segment	152,969	174,869
Buildings and other	100,421	101,370

Total cost	2,917,224	3,025,864
Less: accumulated depreciation	(524,227)	(687,720)

Total	$2,392,997	$2,338,144

Satellites and other property and equipment are stated at cost, with the exception of satellites that have been impaired, as discussed below. Satellites and other property and equipment acquired as part of an acquisition are based on their fair value at the date of acquisition.

Satellites and other property and equipment, net as of December 31, 2009 and September 30, 2010 included construction-in-progress of $89.3 million and $329.7 million, respectively. These amounts relate primarily to satellites under construction and related launch services. Interest costs of $10.5 million and $9.0 million were capitalized during the nine months ended September 30, 2009 and 2010, respectively.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

On April 5, 2010, our Galaxy 15 satellite experienced an anomaly. We transitioned all media traffic on this satellite to our Galaxy 12 satellite, which was our designated in-orbit spare satellite for the North America region. Galaxy 15 is a Star-2 satellite manufactured by Orbital Sciences Corporation (“Orbital”). Along with the manufacturer, we are conducting a technical investigation with respect to this anomaly. As of September 30, 2010, a final conclusion had not been reached as to the most likely cause of the anomaly. All recovery attempts thus far have been unsuccessful, and the likelihood that future attempts will be successful is uncertain. Furthermore, because we have been unable to communicate with the satellite since the anomaly, the exact health of Galaxy 15 is unknown and therefore there can be no assurance that the satellite can return to its pre-anomaly role in our satellite fleet should it be recovered.

In accordance with our policy and the guidance provided for under FASB ASC Topic 360, Property, Plant and Equipment, we review our long-lived assets for impairment whenever events and circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The recoverability of an asset or asset group held and used is measured by a comparison of the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. When a satellite experiences an anomaly or other health related issues, we believe the lowest level of identifiable cash flows exists at the individual satellite level. Accordingly, in the second quarter of 2010, we performed an impairment review of our Galaxy 15 satellite and recorded a non-cash impairment charge of $104.1 million to write down the Galaxy 15 satellite to its estimated fair value following the anomaly. The estimated fair value of Galaxy 15 was determined by us based on a probability-weighted cash flow analysis derived primarily using our internally prepared budgets and forecast information including estimates of the potential revenue generating capacity of the satellite, if recovered, discounted at an appropriate weighted average cost of capital. Our analysis included an estimate of the likelihood of recovery of the satellite, based in part on discussions with Orbital and input from our engineers. In the event that remaining attempts to recover the Galaxy 15 satellite are unsuccessful, we may be required to take additional charges for impairment, including the possible full impairment of the remaining carrying value of the satellite, which was $34.2 million at September 30, 2010. All attempts to recover this satellite are currently expected to be completed within the next several months.

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

September 30, 2010

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

In accordance with the guidance provided under FASB ASC 810, we are required to reassess the primary beneficiary determination of Horizons Holdings on a recurring basis, as well as consider more qualitative factors when considering the primary beneficiary. Upon inception of the joint venture, we originally concluded that we were not the primary beneficiary of the joint venture and therefore did not consolidate Horizons Holdings. The assessment considered both quantitative and qualitative factors surrounding the joint venture, including which entity was more exposed to risk of loss or gain as well as other factors such as whether one partner of the joint venture had more voting power or other control of the joint venture. Horizons Holdings is set up with a joint 50/50 share of management authority as well as an equal share of the profits and revenues from Horizons-1 and Horizons-2. Therefore the equal share of quantitative and qualitative rights from the joint venture alone was not persuasive in defining a primary beneficiary. However, JSAT guarantees the payment of the debt at Horizons Holdings which was incurred to finance the construction of the Horizons-2 satellite. As a result, it was determined that we were not the primary beneficiary and would not consolidate Horizons Holdings. Rather, our investment is accounted for using the equity method of accounting. Subsequent to inception, and considering the guidance in FASB ASC 810, there have been no events or revisions to the joint venture which would change our primary beneficiary determination. As of September 30, 2010, we continue to believe that we are not the primary beneficiary of the VIE and therefore we have not consolidated Horizons Holdings.

Horizons-1 owns and operates the Ku-band portion of the Horizons-1 satellite in the fixed satellite services sector, offering service to customers in the Asia-Pacific region. Through our investment in Horizons Holdings, we have an indirect 50% ownership interest in Horizons-1, an investment which is accounted for under the equity method of accounting. Our share of the results of Horizons-1 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.1 million during each of the nine months ended September 30, 2009 and 2010. The investment balance of $12.6 million and $10.4 million as of December 31, 2009 and September 30, 2010, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

During each of the nine months ended September 30, 2009 and 2010, we recorded expenses of $2.8 million in relation to the utilization of Ku-band satellite capacity from Horizons-1. Additionally, we provide TT&C and administrative services for the Horizons-1 satellite. We recorded revenue for these services of $0.5 million during each of the nine months ended September 30, 2009 and 2010.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-1 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The payable due to JSAT was $1.8 million as of December 31, 2009 and September 30, 2010.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The total future joint investment obligation in Horizons-2 is estimated to be $100.7 million as of September 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.3 million and $0.2 million during the nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009 and September 30, 2010, the investment balance of $75.3 million and $71.8 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the nine months ended September 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and September 30, 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and September 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

We provide TT&C and administrative services for the Horizons-2 satellite. We recorded revenue for these services of $0.6 million during each of the nine months ended September 30, 2009 and 2010. During the nine months ended September 30, 2009 and 2010, we recorded expenses of $5.3 million and $5.1 million, respectively, in relation to the utilization of satellite capacity for the Horizons-2 satellite.

We also have a revenue share agreement with JSAT related to services sold on the Horizons-2 satellite. We are responsible for the billing and collecting for all such services sold, but recognize revenue on a net basis. The amount payable to JSAT was $1.8 million and $1.7 million as of December 31, 2009 and September 30, 2010, respectively.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Note 7    Goodwill and Other Intangible Assets

The carrying amounts of goodwill and acquired intangible assets not subject to amortization consist of the following (in thousands):

	As of December 31, 2009	As of September 30, 2010
Goodwill	$3,346,662	$3,346,662
Trade name	21,970	21,970
Orbital locations	631,000	631,000

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

We account for goodwill and other non-amortizable intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“FASB ASC 350”), and have deemed these assets to have indefinite lives. Therefore, these assets are not amortized but are tested on an annual basis for impairment during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. During the nine months ended September 30, 2009, we recognized a non-cash impairment charge of $144.1 million related to the impairment of our rights to operate at orbital locations resulting from an increase in the discount rate used in our valuation process. There was no similar impairment charge recognized during the nine months ended September 30, 2010.

The carrying amount and accumulated amortization of acquired intangible assets subject to amortization consist of the following (in thousands):

	As of December 31, 2009			As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Backlog and other	$394,970	$(107,135)	$287,835	$394,970	$(143,953)	$251,017
Customer relationships	204,920	(4,840)	200,080	204,920	(8,965)	195,955

Total	$599,890	$(111,975)	$487,915	$599,890	$(152,918)	$446,972

Intangible assets are amortized based on the expected pattern of consumption. We recorded amortization expense of $42.5 million and $40.9 million for the nine months ended September 30, 2009 and 2010, respectively.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

In the first quarter of 2009, the FASB revised FASB ASC 350 to provide additional guidance for determining the useful life of intangible assets. The revised guidance provides that we are required to disclose on an interim and annual basis our policy related to the renewal or extension of the term of our intangible assets. Our policy is to expense all costs incurred to renew or extend the terms of our intangible assets. The renewal expenses for each of the three and nine months ended September 30, 2009 and 2010 were immaterial to our condensed consolidated results of operations.

Note 8    Long-Term Debt

The carrying values and fair values of our notes payable and long-term debt were as follows (in thousands):

	As of December 31, 2009		As of September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facilities due January 2014	$1,733,391	$1,630,427	$1,719,989	$1,653,597
Unamortized discount on Senior Secured Credit Facilities	(10,785)	—	(8,982)	—
Senior Secured Credit Facilities due July 2012	204,648	195,644	151,261	148,433
9.25% Senior Notes due August 2014	658,119	676,217	111,833	115,188
9.25% Senior Notes due June 2016	580,719	599,592	580,719	618,466
6.875% Secured Senior Debentures due January 2028	125,000	104,688	71	85
Unamortized discount on 6.875% Senior Secured Debentures	(24,369)	—	—	—

Total Intelsat Corp consolidated long-term debt	3,266,723	$3,206,568	2,554,891	$2,535,769

Less: current portion of long-term debt	89,051		89,051

Total consolidated long-term debt, excluding current portion	$3,177,672		$2,465,840

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

Senior Secured Revolving Credit Facility

No amounts were outstanding under the revolving credit facility as of September 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at September 30, 2010.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

2010 Tender Offers and Consent Solicitations

On September 30, 2010, we purchased $546.3 million of our outstanding 9 1/4% Senior Notes due 2014 (the “2014 Corp Notes”) for $571.7 million and $124.9 million of our outstanding 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”) for $151.7 million, pursuant to cash tender offers (the “Tender Offers”). In connection with the Tender Offers, we received the consent of the holders of the 2014 Corp Notes and the 2028 Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

The Tender Offers were funded through an $834.0 million capital contribution from our direct parent, Intelsat Holding Corporation, which received a majority of the proceeds of an offering by our indirect parent, Intelsat Jackson, of $1.0 billion aggregate principal amount of 7 1/4% Senior Notes due 2020, completed on September 30, 2010, together with cash on hand.

After giving effect to the Tender Offers, approximately $109.6 million of cash from the capital contribution remained available for general corporate purposes, which could include the repayment, redemption, retirement or repurchase in the open market of other indebtedness of Intelsat Corp.

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

As of September 30, 2010, we held interest rate swaps with an aggregate notional amount of $1.3 billion which mature in 2013. These swaps were entered into as further described below to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities, but have not been designated as hedges for accounting purposes. On a quarterly basis, we receive a floating rate of interest equal to the three-month London Interbank Offered Rate and pay a fixed rate of interest. Certain of the interest rate swap agreements had options permitting us to terminate the underlying interest rate swaps on March 14, 2011, prior to the stated maturity date of March 14, 2013. On July 23, 2010, we received $31.8 million in cash from our counterparties to the respective interest rate swap agreements in return for the cancellation of our options to terminate the underlying interest rate swaps on March 14, 2011.

On March 15, 2010, our interest rate swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired.

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

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

The swaps are marked-to-market quarterly, with any change in fair value recorded within (gains) losses on derivative financial instruments in our condensed consolidated statements of operations. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of our derivatives. The fair value measurement of derivatives could result in either a net asset or a net liability position for us. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting arrangements as applicable and necessary. When the swaps are in a net liability position for us, the credit valuation adjustments are calculated by determining the total expected exposure of the derivatives, incorporating the current and potential future exposures and then applying an applicable credit spread to the exposure. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. The inputs utilized for our own credit spread are based on implied spreads from traded levels of our debt. Accordingly, during the nine months ended September 30, 2010, we recorded a non-cash credit valuation adjustment of approximately $4.6 million as a reduction to our liability.

As of December 31, 2009 and September 30, 2010, $9.5 million and $2.0 million was included in other current liabilities, respectively, and $42.3 million and $86.4 million was included in deferred credits and other long-term liabilities, respectively, within our condensed consolidated balance sheets related to the interest rate swaps.

In accordance with disclosure requirements provided under FASB ASC Topic 815, Derivatives and Hedging, we include the following tabular presentation, which sets forth the fair value of our derivatives by category (in thousands):

Derivatives not designated as hedging instruments		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010
Undesignated interest rate swaps (a)	Deferred credits and other long-term liabilities	$15,662	$—	$57,941	$86,378
Undesignated interest rate swaps	Other current liabilities	—	—	9,520	1,985

Total derivatives		$15,662	$—	$67,461	$88,363

(a)	The value of undesignated interest rate swaps on our condensed consolidated balance sheet at December 31, 2009 is net of $15.7 million, which represents the fair value of options permitting us to terminate certain swaps. The fair value of these options is classified as an asset derivative in the table above. In the third quarter of 2010, these options were cancelled, as discussed above. As of September 30, 2010, there are no asset derivatives included within our condensed consolidated balance sheets.

Note 10    Income Taxes

We are included within Intelsat Holding Corporation’s consolidated federal and state tax returns as a consolidated member. Accordingly, we account for income taxes using the separate return method pursuant to FASB ASC Topic 740, Income Taxes. Our obligations under the separate return method are offset in the consolidated Intelsat Holding Corporation federal tax return by the cumulative tax benefit from net operating losses generated by Intelsat Holding Corporation and are classified as long-term taxes payable, net of current portion in our condensed consolidated balance sheets.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

As of December 31, 2009 and September 30, 2010, our gross unrecognized tax benefits were $48.6 million and $32.0 million, respectively (including interest and penalties), of which $37.6 million and $19.8 million, respectively, if recognized, would affect our effective tax rate. As of December 31, 2009 and September 30, 2010, we had recorded reserves for interest and penalties in the amount of $2.8 million and $4.5 million, respectively. We continue to recognize interest and, to the extent applicable, penalties with respect to the unrecognized tax benefits as income tax expense. Since December 31, 2009, the change in the balance of unrecognized tax benefits consisted of an increase of $2.4 million related to current period positions, a decrease of $20.7 million related to prior period tax positions, and an increase related to prior period positions of $1.7 million.

We operate in various taxable jurisdictions throughout the world and our tax returns are subject to audit and review from time to time. We consider the United States to be our significant tax jurisdiction. Our U.S. subsidiaries are subject to federal, state and local income tax examination for periods beginning after December 31, 2006. Within the next twelve months, we believe that there are no jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows.

During the third quarter of 2010, the United States Internal Revenue Service closed an audit of our federal income tax returns for the years ended December 31, 2005 and 2006. None of the proposed adjustments had a material impact on our results of operations, financial position or cash flows.

Prior to August 20, 2004, PanAmSat joined with The DIRECTV Group and General Motors Corporation in filing a consolidated U.S. Federal income tax return. In April 2004, PanAmSat entered into a tax separation agreement with The DIRECTV Group that superseded four earlier tax-related agreements among PanAmSat and its subsidiaries, The DIRECTV Group and certain of its affiliates. Pursuant to the tax separation agreement, The DIRECTV Group agreed to indemnify PanAmSat for all federal and consolidated state and local income taxes a taxing authority may attempt to collect from PanAmSat regarding any liability for the federal or consolidated state or local income taxes of General Motors Corporation and The DIRECTV Group, except those income taxes PanAmSat is required to pay under the tax separation agreement. In addition, The DIRECTV Group agreed to indemnify Intelsat Corp for any taxes (other than those taxes described in the preceding sentence) related to any periods or portions of such periods ending on, or prior to, the day of the closing of the PanAmSat recapitalization, which occurred on August 20, 2004, in amounts equal to 80% of the first $75.0 million of such other taxes and 100% of any other taxes in excess of the first $75.0 million. As a result, Intelsat Corp’s tax exposure after indemnification related to these periods is capped at $15.0 million, of which $4.0 million has been paid to date. The tax separation agreement with The DIRECTV Group is effective from August 20, 2004 until the expiration of the statute of limitations with respect to all taxes to which the tax separation agreement relates. As of December 31, 2009 and September 30, 2010, we had a tax indemnification receivable of $2.3 million.

Note 11    Restructuring Costs

Our restructuring costs include our historical facilities restructuring plans and management approved restructuring plans to consolidate and integrate the management and operations of Intelsat and PanAmSat subsequent to consummation of the Intelsat Acquisition Transactions.

We approved a facilities restructuring plan subsequent to the consummation of the Intelsat Acquisition Transactions, which included the closure of our former corporate headquarters in Wilton, Connecticut, as well as two other locations in the United States. These costs relate primarily to payments due on existing lease obligations that are expected to be incurred and paid through 2011. We also had recorded liabilities in connection with our 2002

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

approval of a plan to restructure several of our United States locations and close certain facilities, some of which are currently being leased through 2011. The facilities restructuring liability was $2.9 million and $1.5 million as of December 31, 2009 and September 30, 2010, respectively, the current portion of which is included in accounts payable and accrued liabilities. We made cash payments of $1.2 million during the nine months ended September 30, 2010 in connection with the facilities restructuring plan and we expect to pay $1.5 million within the next 12 months. No additional charges related to the facilities restructuring plan are expected to be incurred.

Note 12    Contingencies

We are subject to litigation in the ordinary course of business. Management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

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

The geographic distribution of our revenue was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
North America	68%	70%
Latin America and Caribbean	13%	14%
Africa and Middle East	8%	8%
Asia Pacific	6%	5%
Europe	5%	3%

Approximately 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during each of the three months ended September 30, 2009 and 2010. Our ten largest customers accounted for approximately 44% and 45% of our transponder services, satellite-related services and other revenue for the three months ended September 30, 2009 and 2010, respectively.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
North America	69%	71%
Latin America and Caribbean	11%	13%
Africa and Middle East	8%	8%
Asia Pacific	8%	5%
Europe	4%	3%

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

Approximately 11% and 12% of our transponder services, satellite-related services and other revenue was derived from our largest customer during the nine months ended September 30, 2009 and 2010, respectively. Our ten largest customers accounted for approximately 47% and 45% of our transponder services, satellite-related services and other revenue for the nine months ended September 30, 2009 and 2010, respectively.

Our revenues were derived from the following services, with Off-network and Other Revenues shown separately from On-Network Revenues (in thousands, except percentages):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2010
On-Network Revenues
Transponder services	$177,352	66%	$181,350	63%	$536,258	63%	$536,048	63%
Managed services	18,328	7%	19,390	7%	52,250	6%	60,183	7%

Total on-network revenues	195,680	73%	200,740	70%	588,508	69%	596,231	70%
Off-Network and Other Revenues	5,533	2%	7,606	3%	61,015	7%	18,870	3%

Total transponder services, satellite-related services and other	201,213	75%	208,346	73%	649,523	76%	615,101	73%
Revenue from affiliates	67,710	25%	77,246	27%	204,241	24%	231,863	27%

Total	$268,923	100%	$285,592	100%	$853,764	100%	$846,964	100%

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

(b) Transactions with Affiliates

Following the Intelsat Acquisition Transactions, substantially all of the direct and indirect subsidiaries of Intelsat Holdings, including us and PanAmSat Holdco, entered into a master intercompany services agreement (the “MISA”) pursuant to which these entities provide services to each other. In each case, services are provided on terms that we believe are not materially more or less favorable to each party than are available on an arm’s length basis and on terms that the relevant boards of directors have determined to be fair. The MISA may be amended from time to time as required for changes in services or pricing.

For the nine months ended September 30, 2009 and 2010, we recorded revenue of $112.0 million and $140.5 million, respectively, related to capacity purchased from us by other subsidiaries of Intelsat Holdings.

For the nine months ended September 30, 2009 and 2010, we recorded revenue of $92.2 million and $91.4 million, respectively, related to services we provided to other subsidiaries of Intelsat Holdings in accordance with the MISA.

INTELSAT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)—(Continued)

September 30, 2010

For the nine months ended September 30, 2009 and 2010, we recognized $56.4 million and $83.5 million, respectively, of costs from affiliates related to capacity we purchased from other subsidiaries of Intelsat Holdings.

For the nine months ended September 30, 2009 and 2010, we recognized $31.1 million and $28.0 million, respectively, of costs from affiliates related to services provided to us by other subsidiaries of Intelsat Holdings in accordance with the MISA.

As of December 31, 2009 and September 30, 2010, we had a net receivable of $132.3 million and $158.1 million, respectively, from subsidiaries of Intelsat Holdings.

(c) Capital Contribution from Parent

We received an $834.0 million capital contribution from our parent company, Intelsat Holding Corporation, during the three months ended September 30, 2010, which represents the transfer of a majority of the proceeds of an offering by our indirect parent, Intelsat Jackson, of $1.0 billion aggregate principal amount at maturity of 7 1/4% Senior Notes due 2020, completed on September 30, 2010 (see Note 8—Long Term Debt—2010 Tender Offers and Consent Solicitations).

(d) Horizons

We have a 50% ownership interest in Horizons-1 and Horizons-2 as a result of a joint venture with JSAT (see Note 6—Investments).

(e) WP Com

We have a 49% ownership interest in WP Com as a result of a joint venture with Corporativo (see Note 6—Investments).

(f) Purchase of Intelsat 21 Satellite

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

Results of Operations

Three Months Ended September 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$201,213	$208,346	$7,133	4%
Revenue from affiliates	67,710	77,246	9,536	14

Total revenue	268,923	285,592	16,669	6

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,456	31,603	147	0
Costs from affiliates	30,187	39,868	9,681	32
Selling, general and administrative	28,238	22,338	(5,900)	(21)
Depreciation and amortization	83,232	83,312	80	0
Losses on derivative financial instruments	19,608	16,128	(3,480)	(18)

Total operating expenses	192,721	193,249	528	0

Income from operations	76,202	92,343	16,141	21
Interest expense, net	44,871	44,782	(89)	(0)
Loss on early extinguishment of debt	(51)	(75,805)	(75,754)	NM
Other income, net	607	1,435	828	NM

Income (loss) before income taxes	31,887	(26,809)	(58,696)	NM
Provision for (benefit from) income taxes	12,144	(30,943)	(43,087)	NM

Net income	19,743	4,134	(15,609)	(79)%
Net income attributable to noncontrolling interest	—	(22)	(22)	NM

Net income attributable to Intelsat Corporation	$19,743	$4,112	$(15,631)	(79)%

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

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$177,352	$181,350	$3,998	2%
Managed services	18,328	19,390	1,062	6

Total on-network revenues	195,680	200,740	5,060	3
Off-Network and Other Revenues	5,533	7,606	2,073	37

Total transponder services, satellite-related services and other	201,213	208,346	7,133	4
Revenue from affiliates	67,710	77,246	9,536	14

Total	$268,923	$285,592	$16,669	6%

Total revenue for the three months ended September 30, 2010 increased by $16.7 million, or 6%, as compared to the three months ended September 30, 2009. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate increase of $4.0 million, largely due to a net increase in revenues from network services customers, primarily in the North America and the Latin America regions, and an increase in revenues from media customers in the Latin America region offset by lost revenues due to the IS-4 and Galaxy 15 satellite anomalies, in the Africa and Middle East and the North America regions, respectively, and reduced revenue from customers in the Asia Pacific region.

•

Managed services—an aggregate increase of $1.1 million, primarily due to an increase in revenue from network services customers of $1.3 million resulting largely from new business and service expansion in trunking and private line solutions for customers in the Africa and Middle East and the North America regions.

Off-Network and Other Revenues

•

Satellite-related services—an aggregate increase of $2.1 million, primarily due to an increase in revenue from network services and professional services sold to customers in the Latin America and Caribbean region.

Revenue from affiliates for the three months ended September 30, 2010 increased by $9.5 million, or 14%, as compared to the three months ended September 30, 2009, primarily driven by a $10.2 million increase in the sale of capacity to other subsidiaries of Intelsat S.A., partially offset by a decrease of $0.7 million in revenues related to services provided pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue increased by $0.1 million, or less than 1%, to $31.6 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was primarily due to $1.0 million in satellite-related insurance costs related to recently launched satellites, partially offset by a decrease of $0.6 million in earth station operation costs.

Costs from Affiliates

Costs from affiliates increased by $9.7 million, or 32%, to $39.9 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily due to increased costs for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $5.9 million, or 21%, to $22.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily due to a $0.9 million decrease in professional fees, a $0.9 million decrease in miscellaneous expense, and a decrease of $2.7 million in staff-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.1 million to $83.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was primarily due to the following:

•	an increase of $4.8 million in depreciation expense resulting from the impact of satellites placed into service in the fourth quarter of 2009; and

•	an increase of $3.1 million from changes in the estimated remaining useful lives of certain satellites; partially offset by

•

a decrease of $7.3 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and the impairment of our IS-4 and Galaxy 15 satellites following the anomalies that occurred in 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $16.1 million for the three months ended September 30, 2010 compared to $19.6 million for the three months ended September 30, 2009. The losses on our derivative financial instruments were primarily due to the change in fair value of our interest rate swaps.

Interest Expense, Net

Interest expense, net consists of the gross interest expense we incur less the amount of interest we capitalize related to capital assets under construction and less interest income earned. We also held interest rate swaps with an aggregate notional amount of $1.3 billion to economically hedge the variability in cash flow on a portion of the floating-rate term loans under our senior secured credit facilities. The swaps have not been designated as hedges for accounting purposes. Interest expense, net decreased by $0.1 million to $44.8 million for the three months ended September 30, 2010, as compared to $44.9 million for the three months ended September 30, 2009.

The non-cash portion of total interest expense, net was $2.7 million for the three months ended September 30, 2010, which included $2.5 million related to the amortization of discounts associated with a portion of our debt as well as the amortization of debt issuance costs.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $75.8 million during the three months ended September 30, 2010 as compared to $51 thousand during the three months ended September 30, 2009. The 2010 loss was recognized in connection with our purchase of $546.3 million of our outstanding 9 1/4% Senior Notes due 2014 (the “2014 Corp Notes”) for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of our outstanding 6 7/8% Senior Secured Debentures due 2028 (the “2028 Corp Notes”) for $149.9 million (excluding accrued and unpaid interest of $1.8 million) pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the notes purchased and the total cash amount paid (including related fees), and a write-off of $29.1 million unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $1.4 million for the three months ended September 30, 2010 as compared to $0.6 million for the three months ended September 30, 2009. The increase of $0.8 million was primarily due to a $0.6 million increase related to a realized gain on our available-for-sale investments in 2010 compared to a realized loss in 2009.

Provision for (Benefit from) Income Taxes

Our benefit from income taxes was $30.9 million for the three months ended September 30, 2010, as compared to a provision for income taxes of $12.1 million for the three months ended September 30, 2009. The difference was principally due to a reduction in unrecognized tax benefits of $20.7 million and to pre-tax losses related to the loss on early extinguishment of debt of $75.8 million during the three months ended September 30, 2010, as compared to pre-tax income earned during the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 and 2010

The following table sets forth our comparative statements of operations for the periods shown with the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented (in thousands, except percentages):

			Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
Revenue
Transponder services, satellite-related services and other	$649,523	$615,101	$(34,422)	(5)%
Revenue from affiliates	204,241	231,863	27,622	14

Total revenue	853,764	846,964	(6,800)	(1)

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	137,556	101,118	(36,438)	(26)
Costs from affiliates	87,443	111,534	24,091	28
Selling, general and administrative	89,949	70,059	(19,890)	(22)
Depreciation and amortization	252,383	255,521	3,138	1
Impairment of asset value	144,100	110,625	(33,475)	(23)
Losses on derivative financial instruments	11,800	43,606	31,806	NM

Total operating expenses	723,231	692,463	(30,768)	(4)

Income from operations	130,533	154,501	23,968	18
Interest expense, net	142,692	136,844	(5,848)	(4)
Loss on early extinguishment of debt	(51)	(75,805)	(75,754)	NM
Other income, net	3,178	2,801	(377)	(12)

Loss before income taxes	(9,032)	(55,347)	(46,315)	NM
Benefit from income taxes	(2,629)	(42,638)	(40,009)	NM

Net loss	(6,403)	(12,709)	(6,306)	98%
Net loss attributable to noncontrolling interest	—	22	22	NM

Net loss attributable to Intelsat Corporation	$(6,403)	$(12,687)	$(6,284)	98%

Revenue

The following table sets forth our comparative revenue by service type, with Off-Network and Other Revenues shown separately from On-Network Revenues, for the periods shown (in thousands, except percentages):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Increase (Decrease)	Percentage Change
On-Network Revenues
Transponder services	$536,258	$536,048	$(210)	(0)%
Managed services	52,250	60,183	7,933	15

Total on-network revenues	588,508	596,231	7,723	1
Off-Network and Other Revenues	61,015	18,870	(42,145)	(69)

Total transponder services, satellite-related services and other	649,523	615,101	(34,422)	(5)
Revenue from affiliates	204,241	231,863	27,622	14

Total	$853,764	$846,964	$(6,800)	(1)%

Total revenue for the nine months ended September 30, 2010 decreased by $6.8 million, or 1%, as compared to the nine months ended September 30, 2009, due primarily to a decline in satellite-related services revenues as a result of launch vehicle resales that occurred during the nine months ended September 30, 2009, with no similar resales in the nine months ended September 30, 2010. Excluding the launch vehicle resales, total revenue for the nine months ended September 30, 2010 would have increased by 5% as compared to the nine months ended September 30, 2009. By service type, our revenue increased or decreased due to the following:

On-Network Revenues:

•

Transponder services—an aggregate decrease of $0.2 million, primarily due to an $18.1 million decline in revenue related to the Galaxy 15 and the IS-4 satellite anomalies, which mainly affected revenues from customers in the North America and the Africa and Middle East regions. The decline was partially offset by an aggregate increase of $15.3 million in revenue resulting from favorable pricing, new business and renewals primarily sold to network service customers in the North America region.

•

Managed services—an aggregate increase of $7.9 million, due to an increase in revenue from network services customers of $6.2 million, resulting largely from new business and service expansion in trunking and private line solutions in the Africa and Middle East and the North America regions and an increase of $2.2 million in revenue from media customers, primarily in the Asia-Pacific and the Latin America and Caribbean regions.

Off-Network and Other Revenues

•

Satellite-related services—an aggregate decrease of $42.1 million, resulting primarily from $44.0 million in launch vehicle resale revenues recorded in the nine months ended September 30, 2009 with no similar resales occurring in the nine months ended September 30, 2010.

Revenue from affiliates for the nine months ended September 30, 2010 increased by $27.6 million, or 14%, as compared to the nine months ended September 30, 2009, primarily driven by a $28.5 million increase in the sale of capacity to other subsidiaries of Intelsat S.A. partially offset by a decrease in other revenues of $1.2 million pursuant to the MISA.

Operating Expenses

Direct Costs of Revenue (Exclusive of Depreciation and Amortization)

Direct costs of revenue decreased by $36.4 million, or 26%, to $101.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily due to a decline of $35.2 million in cost of sales related to off-network and other revenues resulting from the resale of two launch vehicles during the nine months ended September 30, 2009 with no similar costs incurred during the nine months ended September 30, 2010.

Costs from Affiliates

Costs from affiliates increased by $24.1 million, or 28%, to $111.5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to increased costs for capacity purchased by Intelsat Corp and its subsidiaries on satellites owned by other subsidiaries of Intelsat Holdings.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $19.9 million, or 22%, to $70.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was primarily due to a $10.4 million decrease in staff expenses, which included an $8.5 million decrease resulting from higher compensation costs in 2009, stemming from new equity awards and revisions to the terms of existing equity awards, as compared to 2010, a decrease of $4.4 million primarily related to the loss recognized from the sale of launch services to Intelsat LLC in the second quarter of 2009, with no similar transactions in 2010, and a decrease of $2.6 million in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million, or 1%, to $255.5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to the following:

•	an increase of $14.4 million in depreciation expense resulting from the impact of satellites placed into service in the fourth quarter of 2009; and

•	an increase of $12.4 million from changes in the estimated remaining useful lives of certain satellites; partially offset by

•

a decrease of $22.0 million in depreciation expense due to certain satellites, ground and other assets becoming fully depreciated and the impairment of our IS-4 and Galaxy 15 satellites following the anomalies that occurred in 2010; and

•	a decrease of $1.6 million in amortization expense primarily due to changes in the expected pattern of consumption of amortizable intangible assets.

Impairment of Asset Value

Impairment of asset value was $110.6 million for the nine months ended September 30, 2010 as compared to $144.1 million for the nine months ended September 30, 2009. The charges incurred during the nine months ended September 30, 2010 included a $104.1 million non-cash impairment charge for the impairment of our Galaxy 15 satellite after an anomaly occurred in April 2010, as well as a $6.5 million non-cash impairment charge for the impairment of our IS-4 satellite, which was deemed unrecoverable after an anomaly occurred in February 2010.

Losses on Derivative Financial Instruments

Losses on derivative financial instruments were $43.6 million for the nine months ended September 30, 2010 compared to $11.8 million for the nine months ended September 30, 2009. The losses on our derivative financial instruments were primarily due to the change in fair value of our interest rate swaps.

Interest Expense, Net

Interest expense, net decreased by $5.8 million, or 4%, to $136.8 million for the nine months ended September 30, 2010, as compared to $142.7 million for the nine months ended September 30, 2009. The decrease in interest expense, net was principally due to the following:

•	a decrease of $8.2 million due to lower interest rates on our variable rate debt in 2010 as compared to 2009; partially offset by

•	a decrease of $1.6 million in interest income; and

•	a decrease of $1.5 million in capitalized interest expense.

The non-cash portion of total interest expense, net was $8.0 million for the nine months ended September 30, 2010, which included $7.4 million related to the amortization of discounts associated with a portion of our debt as well as the amortization of debt issuance costs.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $75.8 million during the nine months ended September 30, 2010 as compared to $51 thousand during the nine months ended September 30, 2009. The 2010 loss was recognized in connection with our purchase of $546.3 million of our outstanding 2014 Corp Notes for $565.4 million (excluding accrued and unpaid interest of $6.3 million) and $124.9 million of our outstanding 2028 Corp Notes for $149.9 million (excluding accrued and unpaid interest of $1.8 million) pursuant to cash tender offers. The loss of $75.8 million was caused by a $46.7 million difference between the carrying value of the notes purchased and the total cash amount paid (including related fees), and a write-off of $29.1 million unamortized debt discounts and debt issuance costs.

Other Income, Net

Other income, net was $2.8 million for the nine months ended September 30, 2010 as compared to $3.2 million for the nine months ended September 30, 2009. The decrease of $0.4 million was primarily related to a $1.1 million decrease in exchange rate gains, primarily due to the U.S. dollar weakening against the Brazilian real, which impacts our service contracts with our Brazilian customers, partially offset by a $0.7 million increase related to a realized gain on our available-for-sale investments in 2010 compared to a realized loss in 2009.

Benefit from Income Taxes

Our benefit from income taxes was $42.6 million and $2.6 million during the nine months ended September 30, 2010 and 2009, respectively. The difference was principally due to a reduction in the balance of unrecognized tax benefits of $20.7 million and pre-tax losses caused by satellite impairment charges of $110.6 million and the loss on early extinguishment of debt of $75.8 million during the nine months ended September 30, 2010, partially offset by higher impairment charges in 2009.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in March 2010. Included in the new legislation is a provision that affected the tax treatment of Medicare Part D subsidy payments. With the change in law, the subsidy will still not be taxed, but an equal amount of expenditures by the plan sponsor will not be deductible. Therefore, the expected future tax deduction will be reduced by an amount equal to the subsidy, and any previously recognized deferred tax asset must be reversed. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Topic 740, Income Taxes, the expense associated with adjusting this deferred tax asset is recognized as tax expense in continuing operations in the period the change in tax law is enacted. We recorded an increase of $0.4 million to tax expense related to the change in law during the nine months ended September 30, 2010.

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

A reconciliation of net income (loss) attributable to Intelsat Corporation to EBITDA for the periods shown is as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net income (loss) attributable to Intelsat Corporation	$19,743	$4,112	$(6,403)	$(12,687)
Add:
Interest expense, net	44,871	44,782	142,692	136,844
Loss on early extinguishment of debt	51	75,805	51	75,805
Provision for (benefit from) income taxes	12,144	(30,943)	(2,629)	(42,638)
Depreciation and amortization	83,232	83,312	252,383	255,521

EBITDA	$160,041	$177,068	$386,094	$412,845

Liquidity and Capital Resources

Cash Flow Items

Our cash flows consisted of the following for the periods shown (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$317,967	$427,031
Net cash provided by (used in) investing activities	(31,962)	(255,513)
Net cash used in financing activities	(151,670)	(29,280)
Net change in cash and cash equivalents	136,134	142,933

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $109.1 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cash flows from operating activities reflected a cash inflow of $37.8 million related to deferred revenue for amounts received from customers for long-term service contracts, and a cash inflow of $20.9 million related to prepaid expenses and other assets primarily due to the receipt of $31.8 million of cash in the third quarter of 2010 in conjunction with the cancellation of our options to terminate certain undesignated interest rate swaps prior to their stated maturity date.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $223.6 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This change was largely due to $128.6 million in proceeds from the sale of other property and equipment during the nine months ended September 30, 2009, primarily related to the sale of two satellite launch services contracts to an affiliate, with no similar transactions occurring during the nine months ended September 30, 2010. In addition, the increase was due to higher capital expenditures of $99.1 million in 2010 associated with satellites under construction.

Net Cash Used in Financing Activities

Net cash used in financing activities was $29.3 million during the nine months ended September 30, 2010 as compared to $151.7 million during the nine months ended September 30, 2009. This $122.4 million change was primarily due to an $834.0 million capital contribution received from our parent, Intelsat Holding Corporation, which represents a majority of the proceeds from an offering by our indirect parent, Intelsat Jackson, of $1.0 billion principal amount of 7 1/4% Senior Notes due 2020. This capital contribution was used to fund the purchase of $546.3 million of the 2014 Corp Notes and $124.9 million of the 2028 Corp Notes, which were included in the $738.0 million of repayments of long-term debt during the nine months ended September 30, 2010, and for which we paid a premium of $44.1 million (see “—2010 Tender Offers and Consent Solicitation” for further discussion). In addition, we paid $71.6 million of dividends to Intelsat Holding Corporation during the nine months ended September 30, 2010.

Long-Term Debt

Intelsat is a highly leveraged company and, in connection with the consummation of the New Sponsors Acquisition Transactions, Intelsat became a significantly more highly leveraged company, which resulted in a significant increase in its interest expense. During the quarter ended September 30, 2010, we purchased $546.3 million of our outstanding 2014 Corp Notes and $124.9 million of our outstanding 2028 Corp Notes funded by an offering of our indirect parent, Intelsat Jackson.

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

Senior Secured Credit Facilities

As of September 30, 2010, we had a revolving credit facility and certain term loans outstanding under the Intelsat Corp Amended and Restated Credit Agreement, which consisted of a $355.9 million Tranche A-3 Senior Secured Term Loan due 2012, a $1.8 billion Tranche B-2 Senior Secured Term Loan facility due 2014, and a $175.0 million revolving credit facility due 2012. Up to $150.0 million of the revolving credit facility is available for issuance of letters of credit. Additionally, up to $35.0 million of the revolving credit facility is available for swingline loans.

We are required to pay a commitment fee for the unused commitments under the revolving credit facility, if any, at a rate per annum of 0.375%. Both the face amount of any outstanding letters of credit and any swingline loans reduce availability under the revolving credit facility on a dollar for dollar basis. Obligations under the Intelsat Corp Amended and Restated Credit Agreement continue to be guaranteed by certain of our subsidiaries and are secured by a perfected first priority security interest to the extent legally permissible in substantially all of our and the guarantors’ tangible and intangible assets, with certain agreed exceptions.

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

The Consolidated Secured Debt to Consolidated EBITDA Ratio is determined by comparing Consolidated Secured Debt to Consolidated EBITDA, each as defined under the Intelsat Corp Amended and Restated Credit Agreement. We were in compliance with this financial maintenance covenant ratio, with a Consolidated Secured Debt to Consolidated EBITDA Ratio of 2.1 to 1.0, as of September 30, 2010. In the event we were to fail to comply with this financial maintenance covenant ratio and were unable to obtain waivers, we would default under the Intelsat Corp Amended and Restated Credit Agreement, and the lenders under the Intelsat Corp Amended and Restated Credit Agreement could accelerate our obligations thereunder, which would result in an event of default under our existing notes and the Intelsat Jackson unsecured credit agreements.

No amounts were outstanding under the revolving credit facility as of September 30, 2010; however, $1.7 million in letters of credit were issued and outstanding under the facility. The borrowing availability under the revolving credit facility was $152.5 million at such date, assuming that one of the lenders under the revolving credit facility, responsible for approximately $20.8 million of the $175.0 million of aggregate lending commitments, would not provide any funds in response to any future borrowing request. Such lender did not provide any funds in response to a September 2008 borrowing request we made under the revolving credit facility.

Long-Term Debt Changes in 2009

On July 31, 2009, we redeemed the approximately $1.0 million principal amount of our outstanding 9% Senior Notes due 2014 and the approximately $0.01 million principal amount of our outstanding 9% Senior Notes due 2016.

2010 Tender Offers and Consent Solicitations

On September 30, 2010, we purchased $546.3 million of our outstanding 2014 Corp Notes for $571.7 million and $124.9 million of our outstanding 2028 Corp Notes for $151.7 million, pursuant to cash tender offers (the “Tender Offers”). In connection with the Tender Offers, we received the consent of the holders of the 2014 Corp Notes and the 2028 Corp Notes to amend the indentures governing these notes, among other things, to eliminate substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indentures.

The Tender Offers were funded through an $834.0 million capital contribution from our direct parent, Intelsat Holding Corporation, which received a majority of the proceeds of an offering by our indirect parent, Intelsat Jackson, of $1.0 billion aggregate principal amount of 7 1/4% Senior Notes due 2020, completed on September 30, 2010, together with cash on hand.

Intelsat Corp Adjusted EBITDA

In addition to EBITDA, which is calculated as set forth in “—Results of Operations – EBITDA”, we calculate a measure called Intelsat Corp Adjusted EBITDA, based on the term Consolidated EBITDA, as defined in the Intelsat Corp Amended and Restated Credit Agreement. Intelsat Corp Adjusted EBITDA consists of EBITDA as adjusted to exclude or include certain unusual items, certain other operating expense items and other adjustments permitted in calculating covenant compliance under the credit agreement governing our senior secured credit facility as described in the table and related footnotes below. Intelsat Corp Adjusted EBITDA as presented below is calculated only with respect to Intelsat Corp and its subsidiaries. Intelsat Corp Adjusted EBITDA is a material component of certain ratios used in the Intelsat Corp Amended and Restated Credit Agreement, such as the secured net debt leverage ratio and the total leverage ratio. Under the Intelsat Corp Amended and Restated Credit Agreement, we must maintain a secured net debt leverage ratio not greater than 4.50 to 1.00, at the end of each fiscal quarter, and generally may not incur additional indebtedness (subject to certain exceptions) if the total leverage ratio calculated on a pro forma basis at the time of incurrence would exceed 6.75 to 1.00. There are similar additional covenants in our other debt agreements that significantly restrict our ability to incur additional indebtedness and make restricted payments, in some cases based on the satisfaction of applicable leverage ratios.

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

A reconciliation of net cash provided by operating activities to net loss attributable to Intelsat Corporation to EBITDA to Intelsat Corp Adjusted EBITDA is as follows (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Reconciliation of net cash provided by operating activities to net loss attributable to Intelsat Corporation:
Net cash provided by operating activities	$317,967	$427,031
Depreciation and amortization	(252,383)	(255,521)
Impairment of asset value	(144,100)	(110,625)
Provision for doubtful accounts	(2,501)	69
Foreign currency transaction gain	1,799	695
Deferred income taxes	79,281	38,438
Loss on disposal of assets	(6,711)	(313)
Share-based and other compensation expense	(9,121)	1,765
Amortization of discount and issuance costs	(8,222)	(7,994)
Loss on early extinguishment of debt	—	(73,247)
Unrealized (gains) losses on derivative financial instruments	28,894	(22,627)
Net loss attributable to noncontrolling interest	—	22
Other non-cash items	282	(2,226)
Changes in operating assets and liabilities, net of effect of acquisition	(11,588)	(8,154)

Net loss attributable to Intelsat Corporation:	(6,403)	(12,687)

Add (Subtract):
Interest expense, net	142,692	136,844
Loss on early extinguishment of debt	51	75,805
Benefit from income taxes	(2,629)	(42,638)
Depreciation and amortization	252,383	255,521

EBITDA	386,094	412,845

Reconciliation of EBITDA to Intelsat Corp Adjusted EBITDA:
Add (Subtract):
Impairment of asset value (1)	144,100	110,625
Losses on derivative financial instruments (2)	11,800	43,606
Non-recurring and other non-cash items (3)	29,783	8,935

Intelsat Corp Adjusted EBITDA	$571,777	$576,011

(1)	Represents a first quarter 2009 non-cash impairment charge recorded to write-down our intangible assets determined to have indefinite useful lives in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, a first quarter 2010 write-off of our IS-4 satellite, which was deemed to be unrecoverable due to an anomaly, including a write-off of the related deferred performance incentive obligations and a second quarter 2010 impairment charge related to Galaxy 15.
(2)	Represents the changes in the fair value of the undesignated interest rate swaps as well as the difference between the amount of floating rate interest we receive and the amount of fixed rate interest we pay, which are recognized in operating income.
(3)	Reflects certain non-recurring gains and losses and non-cash items including expenses incurred related to our equity compensation plans and expenses for services on the Galaxy 13/Horizons-1 and Horizons-2 satellites.

Funding Sources and Uses

We are a highly leveraged company. However, in connection with the recent Tender Offers we reduced our total indebtedness by approximately $671.2 million, which is anticipated to lower our annualized interest expense by approximately $59.1 million. We expect to use our cash on hand, cash flows from operations and availability under our senior secured facilities and intercompany borrowings, if necessary, to fund our most significant cash outlays, including debt service requirements and capital expenditures, during the next twelve months. Additionally, from time to time, we may repurchase our existing indebtedness, including our outstanding securities, in the open market or otherwise.

Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog is our expected future revenue under customer contracts, and includes both cancelable and non-cancelable contracts, although 97% of our backlog as of September 30, 2010 related to contracts that either were non-cancelable or were cancelable subject to substantial termination fees. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees. Our backlog also includes our pro rata share of backlog of our joint venture investments. Our backlog was approximately $3.8 billion as of June 30, 2010 and September 30, 2010. This backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

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

Payments for satellites and other property and equipment during the nine months ended September 30, 2010 were $252.9 million. We have three satellites in development but do not currently have plans to launch any satellites in 2010.

We expect our 2010 total capital expenditures to remain within a range of approximately $360 million to $410 million. However, several late 2010 contract milestones could affect the timing of capital expenditure payments between 2010 and 2011. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, borrowings under the revolving facilities of our senior secured credit facilities and intercompany borrowings.

Disclosures about Market Risk

See Item 3—Quantitative and Qualitative Disclosures About Market Risk.

Off-Balance Sheet Arrangements

On August 1, 2005, we formed a second satellite joint investment with JSAT to build and launch a Ku-band satellite, Horizons–2. The Horizons-2 satellite was launched in December 2007 and placed into service in February 2008. Our investment is being accounted for using the equity method of accounting. The total future joint investment obligation in Horizons-2 is expected to be $100.7 million as of September 30, 2010, of which each of the joint venture partners is required to fund their 50% share. Our share of the results of Horizons-2 is included in other income, net in the accompanying condensed consolidated statements of operations and was income of $0.3 million and $0.2 million during the nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009 and September 30, 2010, the investment balance of $75.3 million and $71.8 million, respectively, was included within other assets in the accompanying condensed consolidated balance sheets.

In connection with our investment obligation in Horizons-2, we entered into a capital contribution and subscription agreement in August 2005, which requires us to fund our 50% share of the amounts due under Horizons-2’s loan agreement with a third-party lender. Pursuant to this agreement, we made contributions of $12.2 million during each of the nine months ended September 30, 2009 and 2010. We have entered into a security and pledge agreement with a third-party lender and, pursuant to this agreement, granted a security interest in our contribution obligation to the lender. Therefore, we have recorded this obligation as an indirect guarantee. We recorded a liability of $12.2 million within accrued liabilities as of December 31, 2009 and September 30, 2010, and a liability of $48.8 million and $36.6 million within other long-term liabilities as of December 31, 2009 and September 30, 2010, respectively, in the accompanying condensed consolidated balance sheets.

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

Intelsat elected to early adopt ASU 2009-13 on a prospective basis, effective for the first quarter of 2010. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and is not expected to significantly impact future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates and foreign currencies. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. In addition, with respect to our interest rate swaps as described below, we are exposed to counterparty credit risk, which we seek to minimize through credit support agreements and the review and monitoring of all counterparties. We do not purchase or hold any derivative financial instruments for speculative purposes. On March 15, 2010, our interest rate basis swap with an aggregate notional principal amount of $312.5 million matured. On March 14, 2010, our five-year interest rate swap to hedge interest expense on a notional amount of $625.0 million (originally $1.25 billion of debt, and reduced under the original terms of the swap agreement) expired. On July 23, 2010 the interest rate swap options that permitted us to terminate underlying interest rate swaps covering a notional amount of $717.0 million on March 14, 2011 prior to the stated maturity of March 14, 2013, were cancelled upon receipt of $31.8 million in cash from our counterparties to the respective interest rate swap agreements. During the nine months ended September 30, 2010, there were no other material changes to our market risk sensitive instruments and positions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document Description
4.1	Third Supplemental Indenture for the 9 1/4% Senior Notes due 2014, dated as of September 29, 2010 among Intelsat Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

4.2	First Supplemental Indenture for the 6 7/8% Senior Secured Debentures due 2028, dated as of September 29, 2010 between Intelsat Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 of Intelsat S.A.’s Current Report on Form 8-K, File No. 000-50262, filed on October 4, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELSAT CORPORATION

Date: November 8, 2010	By	/S/ DAVID MCGLADE
David McGlade
Chairman and Chief Executive Officer

INTELSAT CORPORATION

Date: November 8, 2010	By	/S/ MICHAEL MCDONNELL
Michael McDonnell
Executive Vice President and Chief Financial Officer